Form 10QSB
period 2007-06-30
TOPSPIN MEDICAL INC
filed 2007-08-15
CIK 1211805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 333-144472
TOPSPIN MEDICAL, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	510394637 (I.R.S. Employer Identification No.)
Global Park
2 Yodfat Street, Third Floor
North Industrial Area
Lod 71291
Israel
(Address of Principal Executive
Offices)
Issuer’s Telephone Number: 972-8-9200033
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 14, 2007, 184,967,423 shares of the issuer’s common stock, $0.001 par value per share, were outstanding.
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

Page

PART I — FINANCIAL INFORMATION	2

Item 1. Financial Statements.	2

Unaudited Condensed Interim Consolidated Financial Statements	2
Condensed Consolidated Balance Sheet as of June 30, 2007 (unaudited)	2
Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2007 and 2006 and the period from inception to June 30, 2007 (unaudited)	3
Statements of Shareholders’ Equity for each of the years in the period ended December 31, 2006 and for the six month period ended June 30, 2007 (unaudited)	4
Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2007 and 2006 and the period from inception to June 30, 2007 (unaudited)	8
Notes to the Condensed Consolidated Financial Statements	10

Item 2. Management’s Discussion and Analysis or Plan of Operation.	26
Item 3A(T). Controls and Procedures.	31

PART II — OTHER INFORMATION	32

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	32
Item 4. Submission of Matters to a Vote of Security Holders.	33
Item 6. Exhibits.	34

SIGNATURES

Certification by Chief Executive Officer
Certification by Chief Financial Officer
Certifications Furnished pursuant to 18 U.S.C. Section 1350

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
TopSpin Medical, Inc.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET
(Unaudited)

June 30,
2007
NIS in thousands

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	14,090
Restricted deposit	52,025
Other receivables and prepaid expenses	3,464

69,579

LONG-TERM ASSETS:
Restricted deposit	515
Severance pay fund	36
Prepaid lease payments	198

749

PROPERTY AND EQUIPMENT, NET	2,052

DEFERRED ISSUANCE EXPENSES	3,318

75,698

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	2,565
Other accounts payables and accrued expenses	8,221

10,786

LONG TERM LIABILITIES
Accrued severance pay	283

Liabilities in respect of options to employees and consultants	7,464
Liability in respect of warrants to investors	6,099
Embedded conversion feature in convertible debentures	6,248
Embedded derivative related to issuance expenses	772
Convertible debentures	36,617

57,200

SHAREHOLDERS’ EQUITY:
Ordinary shares of $0.001 par value:
Authorized 500,000,000 shares; Issued and outstanding 184,941,173 shares;	832
Additional paid in capital	163,285
Accumulated deficit during the development stage	(156,688)

7,429

75,698

The accompanying notes are an integral part of the consolidated financial statements.

TopSpin Medical, Inc.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Period from
					Inception
	Six Months Ended		Three Months Ended		(September 20, 1999)
	June 30,		June 30,		through June 30,
	2007	2006	2007	2006	2007
	NIS in thousands except per share data

Research and development expenses	15,004	9,606	7,830	4,303	107,284
Less — participation by the office of the chief scientist	(3,212)	(1,829)	(2,912)	(1,829)	(14,243)

Research and development expenses, net	11,792	7,777	4,918	2,474	93,041
Selling and marketing expenses	590	60	268	45	2,187
General and administrative expenses (income)	4,664	3,912	1,915	(70)	44,081

Operating loss	(17,046)	(11,749)	(7,101)	(2,449)	(139,309)
Financing income (expenses), net	1,860	71	955	(510)	(3,821)

Loss before cumulative effect of a change in accounting principle	(15,186)	(11,678)	(6,146)	(2,959)	(143,130)
Cumulative effect of a change in accounting principle	—	(238)	—	—	(238)

Net loss	(15,186)	(11,916)	(6,146)	(2,959)	(143,368)

Loss before cumulative effect of a change in accounting principle per ordinary share	(0.09)	(0.07)	(0.04)	(0.02)

Cumulative effect of a change in accounting principle per Ordinary share	—	(0.002)	—	—

Basic and diluted loss per Ordinary share	(0.09)	(0.07)	(0.04)	(0.02)

Weighted average number of Ordinary shares outstanding used in basic and diluted net loss per share calculation	163,487,681	158,650,932	167,039,012	158,764,775

The accompanying notes are an integral part of the consolidated financial statements.

TopSpin Medical, Inc.
(A Development Stage Company)

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIENCY)

											Non-Recourse	Deficit Accumulated
	Number of Outstanding Shares				Share Capital				Additional	Receivables	Receivables	During the	Total
		Preferred				Preferred			Paid-in	for Shares	for Shares	Development	Shareholders’
	Ordinary	A	B	C	Ordinary	A	B	C	Capital	Issued	Issued	Stage	Equity
	NIS in thousands (except number of shares)

Balance as of September 20, 1999	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of common shares	625,000	—	—	—	3	—	—	—	—	—	—	—	3
Issuance of Preferred A shares net of issuance expenses of NIS 20	—	375,001	—	—	—	2	—	—	3,134	—	—	—	3,136
Net loss	—	—	—	—	—	—	—	—	—	—	—	(380)	(380)

Balance as of December 31, 1999	625,000	375,001	—	—	3	2	—	—	3,134	—	—	(380)	2,759
Issuance of Preferred B shares net of issuance expenses of NIS 61	—	—	208,329	—	—	—	1	—	10,183	—	—	—	10,184
Net loss	—	—	—	—	—	—	—	—	—	—	—	(3,880)	(3,880)

Balance as of December 31, 2000	625,000	375,001	208,329	—	3	2	1	—	13,317	—	—	(4,260)	9,063
Net loss	—	—	—	—	—	—	—	—	—	—	—	(7,254)	(7,254)

Balance as of December 31, 2001	625,000	375,001	208,329	—	3	2	1	—	13,317	—	—	(11,514)	1,809
Issuance of Preferred C shares net of issuance expenses of NIS 2,200	—	—	—	87,386,858	—	—	—	410	47,578	(630)	—	—	47,358
Beneficial conversion feature related to Preferred A and Preferred B shares	—	—	—	—	—	—	—	—	13,320	—	—	(13,320)	—
Issuance of Ordinary shares to the Chief Executive Officer	6,957,841	—	—	—	56	—	—	—	413	—	(469)	—	—
Deferred stock based compensation related to issuance of shares to the Chief Executive Officer	—	—	—	—	—	—	—	—	2,822	—	—	—	2,822
Stock based compensation related to options granted to consultants	—	—	—	—	—	—	—	—	1,286	—	—	—	1,286
Accrued interest and exchange rate differences on a loan to the Chief Executive Officer	—	—	—	—	—	—	—	—	4	—	(4)	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(15,414)	(15,414)

Balance as of December 31, 2002	7,582,841	375,001	208,329	87,386,858	59	2	1	410	78,740	(630)	(473)	(40,248)	37,861

The accompanying notes are an integral part of the consolidated financial statements.

TopSpin Medical, Inc.
(A Development Stage Company)

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIENCY) — (Continued)

											Non-Recourse	Deficit Accumulated
	Number of Outstanding Shares				Share Capital				Additional	Receivables	Receivables	During the	Total
		Preferred				Preferred			Paid-in	for Shares	for Shares	Development	Shareholders’
	Ordinary	A	B	C	Ordinary	A	B	C	Capital	Issued	Issued	Stage	Equity
	NIS in thousands (except number of shares)

Balance as of December 31, 2002	7,582,841	375,001	208,329	87,386,858	59	2	1	410	78,740	(630)	(473)	(40,248)	37,861
Receivables in respect of Preferred C shares issued	—	—	—	—	—	—	—	—	25,828	630	—	—	26,458
Amortization of deferred stock based compensation	—	—	—	—	—	—	—	—	736	—	—	—	736
Deferred stock based compensation related to issuance of shares to the Chief Executive Officer	3,077,506	—	—	—	—	—	—	—	1,778	—	—	—	1,778
Stock based compensation related to options granted to consultants	—	—	—	—	—	—	—	—	19	—	—	—	19
Accrued interest and exchange rate differences on a loan to the Chief Executive Officer	—	—	—	—	—	—	—	—	(14)	—	14	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(27,693)	(27,693)

Balance as of December 31, 2003	10,660,347	375,001	208,329	87,386,858	59	2	1	410	107,087	—	(459)	(67,941)	39,159
Exercise of options	418,746	—	—	—	2	—	—	—	62	—	—	—	64
Amortization of deferred stock based compensation	—	—	—	—	—	—	—	—	677	—	—	—	677
Deferred stock based compensation related to issuance of shares to the Chief Executive Officer	630,793	—	—	—	—	—	—	—	615	—	—	—	615
Stock based compensation related to options granted to consultants	—	—	—	—	—	—	—	—	261	—	—	—	261
Accrued interest and exchange rate differences on a loan to the Chief Executive Officer	—	—	—	—	—	—	—	—	16	—	(16)	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(20,433)	(20,433)

Balance as of December 31, 2004	11,709,886	375,001	208,329	87,386,858	61	2	1	410	108,718	—	(475)	(88,374)	20,343

The accompanying notes are an integral part of the consolidated financial statements.

TopSpin Medical, Inc.
(A Development Stage Company)

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIENCY) — (Continued)

										Non-Recourse	Deficit Accumulated
	Number of Outstanding Shares				Share Capital				Additional	Receivables	During the	Total
		Preferred				Preferred			Paid-in	for Shares	Development	Shareholders’
	Ordinary	A	B	C	Ordinary	A	B	C	Capital	Issued	Stage	Equity
	NIS in thousands (except number of shares)

Balance as of December 31, 2004	11,709,886	375,001	208,329	87,386,858	61	2	1	410	108,718	(475)	(88,374)	20,343
Conversion of Preferred A, B and C into Ordinary shares	104,378,107	(375,001)	(208,329)	(87,386,858)	477	(2)	(1)	(410)	(64)	—	—	—
Exercise of options	3,553,507	—	—	—	16	—	—	—	— *)	—	—	16
Issuance of ordinary shares net of issuance expenses of NIS 3,292	38,000,000	—	—	—	171	—	—	—	28,920	—	—	29,091
Issuance of options net of issuance expenses of NIS 378	—	—	—	—	—	—	—	—	3,339	—	—	3,339
Deferred stock based compensation related to issuance of shares to the Chief Executive Officer	630,793	—	—	—	—	—	—	—	(627)	—	—	(627)
Grant to the Chief Executive Officer	—	—	—	—	—	—	—	—	—	74	—	74
Amortization of deferred stock based compensation	—	—	—	—	—	—	—	—	486	—	—	486
Stock based compensation related to options granted to consultants	—	—	—	—	—	—	—	—	66	—	—	66
Accrued interest and exchange rate differences on a loan to the Chief Executive Officer	—	—	—	—	—	—	—	—	58	(58)	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	(14,325)	(14,325)

Balance as of December 31, 2005	158,272,293	—	—	—	725	—	—	—	140,896	(459)	(102,699)	38,463
Change of deferred stock compensation into liability as a result from accounting change	—	—	—	—	—	—	—	—	(6,768)	—	—	(6,768)
Exercise of options	634,374	—	—	—	3	—	—	—	38	—	—	41
Classification of liability into equity in respect of exercise of 634,374 options	—	—	—	—	—	—	—	—	451			451
Grant to the Chief Executive Officer	630,794	—	—	—	—	—	—	—	—	208	—	208
Accrued interest and exchange rate differences on a loan to the Chief Executive Officer	—	—	—	—	—	—	—	—	(14)	14	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	(38,803)	(38,803)

Balance as of December 31, 2006	159,537,461	—	—	—	728	—	—	—	134,603	(237)	(141,502)	(6,408)

*)	Less than NIS 1 thousand.

The accompanying notes are an integral part of the consolidated financial statements.

TopSpin Medical, Inc.
(A Development Stage Company)

STATEMENTS OF CHANGES OF SHAREHOLDERS’ EQUITY (DEFICIENCY) — (Continued)

										Non-Recourse	Deficit Accumulated
	Number of Outstanding Shares				Share Capital				Additional	Receivables	During the	Total
		Preferred				Preferred			Paid-in	for Shares	Development	Shareholders’
	Ordinary	A	B	C	Ordinary	A	B	C	Capital	Issued	Stage	Equity
	NIS in thousands (except number of shares)

Balance as of December 31, 2006	159,537,461	—	—	—	728	—	—	—	134,603	(237)	(141,502)	(6,408)
Exercise of options	1,005,310	—	—	—	4	—	—	—	31	—	—	35
Classification of liability into equity in respect of exercise of 1,005,310 options	—	—	—	—	—	—	—	—	821	—	—	821
Repayment of loan to the Chief Executive Officer and Classification of liability into equity (note 7b)	—	—	—	—	—	—	—	—	9,220	237	—	9,457
Issuance of ordinary shares and warrants, net of issuance expenses of NIS 639	24,398,402	—	—	—	100	—	—	—	18,610	—	—	18,710
Net loss	—	—	—	—	—	—	—	—	—	—	(15,186)	(15,186)

Balance as of June 30, 2007 (Unaudited)	184,941,173	—	—	—	832	—	—	—	163,285	—	(156,688)	7,429

The accompanying notes are an integral part of the consolidated financial statements.

TopSpin Medical, Inc.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Period from
			Inception
	Six Months		(September 20,
	Ended		1999) through
	June 30,		June 30,
	2007	2006	2007
	NIS in thousands

Cash flows from operating activities:
Net loss	(15,186)	(11,916)	(143,368)
Adjustments to reconcile net loss to net cash used in operating activities(a)	841	1,332	32,313

Net cash used in operating activities:	(14,345)	(10,584)	(111,055)

Cash flows from investing activities:
Change in restricted deposit, net	(122)	—	(479)
Restricted cash in respect of issuance convertible debentures	—	—	(50,944)
Purchase of fixed assets	(347)	(177)	(7,829)
Proceeds from sale of fixed assets	—	—	40
Loan to the Chief Executive Officer	—	—	(231)

Net cash used in investing activities:	(469)	(177)	(59,443)

Cash flows from financing activities:
Exercise of stock options	35	6	156
Proceeds from issuance of shares and warrants , net of issuance expenses	18,710	—	138,278
Proceeds from issuance convertible debentures, net of issuance expenses	(220)	—	46,154

Net cash provided by financing activities:	18,525	6	184,588

Increase (decrease) in cash and cash equivalents	3,711	(10,755)	14,090
Cash and cash equivalents at beginning of period	10,379	37,160	—

Cash and cash equivalents at end of period	14,090	26,405	14,090

The accompanying notes are an integral part of the consolidated financial statements.

TopSpin Medical, Inc.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Period from
			Inception
	Six Months		(September 20,
	Ended		1999) through
	June 30,		June 30,
	2007	2006	2007
	NIS in thousands

(a) Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	380	477	5,861
Capital loss from sale of fixed assets	—	—	25
Interest and exchange rate differences on loan to the Chief Executive Officer	—	—	(35)
Non-cash bonus to the Chief Executive Officer	241	235	789
Interest on restricted deposit	(888)	(4)	(1,117)
Change in fair value of liability in respect of warrants	(2,869)	—	(1,931)
Change in fair value of conversion feature	(1,857)	—	2,196
Change in fair value of embedded derivative	(83)	—	(74)
Amortization of deferred issuance expenses and debentures discount	2,297	—	3,247
Amortization of deferred stock based compensation related to employees	—	—	6,487
Cumulative effect of change in accounting principle	—	238	238
Change in fair value and amortization of stock options classified as a liability	1,548	2,040	10,947
Amortization of deferred stock based compensation related to consultants	—	—	1,632
Accrued severance pay, net	42	(91)	247
Increase (decrease) in accounts receivable (including long-term receivables)	(1,368)	(1,425)	(3,662)
Increase (decrease) in trade payables	1,123	(119)	2,416
Increase (decrease) in other accounts payable	2,275	(19)	5,047

Total adjustments	841	1,332	32,313

(b) Supplemental disclosure of cash flow activities:
Cash paid during the period for:
Taxes paid due to non-deductible expenses	67	56	605

Interest paid	—	—	292

(c) Supplemental disclosure of non cash flows activities:
Purchase of fixed assets	—	78	149

Non-recourse receivables in respect of shares issued	—	—	469

Accrued issuance expenses	526	—	3,394

Classification of liabilities into equity	10,041	6,774	10,041

Beneficial conversion feature related to Preferred A and Preferred B shares	—	—	13,320

The accompanying notes are an integral part of the consolidated financial statements.

TopSpin Medical, Inc.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands,
except share and per share data

NOTE 1 —	GENERAL

TopSpin Medical, Inc. (“the Company”) and its subsidiary, TopSpin Medical (Israel) Ltd. (“the subsidiary” or “TopSpin”) are engaged in research and development of a medical MRI technology, the main application of which is interventional cardiology.

The Company was incorporated and commenced operation in September 1999 as a private company registered in Delaware, U.S. On September 1, 2005, the Company issued securities to the public in Israel and became publicly traded in the Tel Aviv Stock Exchange (“TASE”).

Since its inception the Company is devoting substantial efforts towards activities such as research and development of its products, marketing, financial planning and capital raising. Accordingly, the Company is considered to be in the development stage, as defined in Statement of Financial Accounting Standards No. 7, “Accounting and reporting by development Stage Enterprises” (“SFAS No. 7”).

In the course of such activities, the Company and its subsidiary have sustained operating losses, have not generated revenues and have not achieved profitable operations or positive cash flows from operations. The Company’s deficit accumulated during the development stage aggregated to NIS 156,688 through June 30, 2007. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. The Company plans to continue to finance its operations with a combination of stock issuance and private placements. The Company has also alternative plans which include, among other, minimizing its expenses to the required level based on the financial situation. There are no assurances, however, that the Company will be successful in obtaining an adequate level of financing needed for the long term development and commercialization of its planned products.

NOTE 2 —	SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared as of June 30, 2007, in accordance with United States generally accepted accounting principles relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month and three-months period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007

The significant accounting policies followed in the preparation of these financial statements are identical to those applied in the preparation of the latest annual financial statements except as detailed in a below:

a. Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainties in Income Taxes” (“FIN 48”).

The Company and its subsidiary file U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions and as such may be subject to examination by the Internal Revenue Service (“IRS”) for calendar years since inception through 2006. Additionally, any net operating losses that were generated in prior years may also be subject to examination and reduction by the IRS.

The adoption of FIN 48 resulted in a write-off of the deferred tax asset and the respective valuation allowance with respect to the net operating losses for tax purposes of the Company, with no impact on the balance sheet of the Company.

TopSpin Medical, Inc.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NIS in thousands,
except share and per share data

b.	Impact of recently issued accounting standards:

1.	SFAS No. 157:

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS 123(R) and related interpretations. The statement does not apply to accounting standard that require or permit measurement similar to fair value but are not intended to represent fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 157.

2.	SFAS No. 159:

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This statement provides companies with an option to report selected financial assets and liabilities at fair value. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The Standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 159.

NOTE 3 —	CONTINGENT LIABILITIES

a.	Commitments to pay royalties to the Chief Scientist:

The subsidiary had obtained from the Chief Scientist of the State of Israel grants for participation in research and development and, in return, the subsidiary is obligated to pay royalties amounting to 3% of the sales in the first three years from the beginning of the repayment and 3.5% of the sales from the fourth year until all of its obligation is repaid, whichever period ends earlier. The grant is linked to the exchange rate of the dollar and bears interest of Libor per annum.

Through June 30, 2007, total grants obtained aggregate NIS 12,848.

b.	The subsidiary pledged a bank deposit which is used as a bank guarantee amounting to NIS 464 to secure its payments under lease agreements.

NOTE 4 —	SHAREHOLDERS’ EQUITY

a.	Composition of share capital:

The Company’s authorized common stock consists of 500,000,000 shares with a par value of $0.001 per share. All shares have equal voting rights and are entitled to one non-cumulative vote per share in all matters to be voted upon by shareholders. The shares have no preemptive, subscription, conversion or redemption rights and may be issued only as fully paid and non-assessable shares. Holders of the common stock are entitled to equal ratable rights to dividends and distributions with respect to the common stock, as may be declared by the Board of Directors out of funds legally available. The common stocks are registered and publicly traded on the Tel-Aviv Stock Exchange.

TopSpin Medical, Inc.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NIS in thousands,
except share and per share data

b.	Share capital:

1. In September 1999, the Company issued 625,000 Ordinary shares at a price of $0.001 per share.

In October 1999, the Company issued 375,001 Preferred A shares in consideration for NIS 3,136 (net of issuance expenses of NIS 20) at a price of $2 per share.

In May 2000, the Company issued 208,329 Preferred B shares in consideration for NIS 10,184 (net of issuance expenses of NIS 61) at a price of $12 per share.

In December 2002, the Company issued 87,386,858 Preferred C shares in consideration for a total amount of NIS 73,816 (net of issuance expenses of NIS 2,200) at a price of $0.1886 per share.

The consideration for the issued stock was paid at the closing day (NIS 47,358) and the remaining of the consideration was paid when the Company achieved the development milestone, as detailed in the agreement (commencement of clinical trials of its products on humans) in 2003.

Preferred C shares conferred, among others, preference rights in respect of distribution of the Company’s earnings and distribution of the Company’s assets upon liquidation. Preferred A and B shares conferred, among others, preference rights in respect of distribution of the Company’s assets upon liquidation, after such distribution is made to holders of Preferred C shares and Ordinary shares conferred voting rights and rights in distribution of the Company’s assets upon liquidation, after such distribution is made to holders of Preferred shares.

All classes of shares, as above, conferred equal voting rights in the Company’s general meetings on the basis of conversion into the underlying Ordinary shares.

Preferred A, B and C shares were convertible into Ordinary shares according to conversion rates of 15.5885, 53.4998 and 1 per Ordinary share, respectively.

On August 22, 2005, the Company effected a consolidation and distribution of its share capital in such a manner that 375,001 Preferred A shares of $0.001 were converted into 5,845,692 Ordinary shares, 208,329 Preferred B shares were converted into 11,145,557 Ordinary shares and 87,386,858 Preferred C shares were converted into 87,386,858 Ordinary shares.

2. According to an agreement signed in December 2002, the Company issued to the Chief Executive Officer (CEO) 11,927,727 Ordinary shares in consideration for $100 thousand, subject to repurchase right according to certain vesting terms. The subsidiary, TopSpin, gave the CEO a loan to finance the purchase of the Company’s shares. The loan is denominated in U.S dollars and bears interest at the rate of 5%. As a security to ensure the repayment of the loan, the CEO pledged these shares for the benefit of the Company. The pledged shares and the related balance of the loan were deducted from the shareholders’ equity.

The agreement determines that in case of lack of ability to repay the loan, the loan may be repaid only out of the return on the pledged shares. The CEO has also undertaken that if the first of the events detailed in the agreement occurs (such as the Company becomes an issuer, as defined by the Sarbanes-Oxley Act of 2002), he will repay the outstanding loan amount, if he is required to do so by TopSpin. In August 2005, the Company and the CEO signed an agreement that modifies the employment conditions of the CEO and revises the terms of the loan and the pledge. The first half of the $100,000 loan that the CEO received in order to purchase Company’s shares, including the accrued interest thereon, will become a grant at the end of the second anniversary of the IPO, and the other half at the end of the third anniversary of the IPO, provided that the CEO continues to be employed in TopSpin or is a consultant in TopSpin or in any of its related companies at such time. Accordingly, for the six months ended June 30, 2006 and 2007 and the period from inception

TopSpin Medical, Inc.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NIS in thousands,
except share and per share data

through June 30, 2007 amounts of NIS 108, NIS 241 and NIS 523, respectively became a grant and were recorded as expenses.

The Company has a repurchase option to buy the unvested shares from the CEO at price equal to its original purchase price.

Upon closing of the agreement 7/12 (seven twelfths) of the shares were immediately vested. The other portions of the shares are subject to the Company’s right of repurchase according to the following terms:

1. The Company’s right of repurchase shall lapse on a monthly basis over four years period commencing on the date of execution of the original agreement.

2. The Company’s right of repurchase shall lapse, with respect to 1/6 (one sixth) of the shares in the event that the Company achieves a milestone as defined in the agreement. This milestone has been achieved in September 2003.

Till December 31, 2005, the Company accounted for these shares as a variable plan and re-measured compensation at the period such shares were vested. As of January 1, 2006 the fair value of the vested shares was classified as a liability.

In August 2005, according to the modifications in the employment agreement and the loan agreement the security for the loan was replaced such that the CEO’s shares in a private company which holds 475,000 of the company’s shares were pledged till the loan is fully paid.

On March 4, 2007 the General Meeting of the Company approved to cancel the pledge on the above mentioned shares and to repay the outstanding loan with the grant. Consequently, the liability related to this loan in the amount of NIS 9,220 was classified as equity.

Total compensation expenses (income) related to the CEO of NIS 853, NIS (70), (1,579), (70) and NIS 8,866 were recognized during the six months ended June 30, 2006, 2007 and three months ended June 30, 2006, 2007 and for the period from inception through June 30, 2007, respectively.

3. In December 2002, the Company granted fully vested options to holders of Ordinary shares, for their services, which are exercisable into 1,805,138 Ordinary shares of the Company at $0.001 per share. The options were exercised in September 2005 in consideration for NIS 7.

4. In December 2002, the Company granted fully vested options to Hemisphere Capital Corp., for their services, which are exercisable into 1,590,668 Preferred C shares of the Company at $0.1886 per share. In September 2005, all the options were cash-less exercised into 170,247 Ordinary shares.

5. On August 23, 2005, the Company increased its authorized share capital to 500 million Ordinary shares of $0.001 par value each.

6. On August 25, 2005, the Company published a prospectus for the issuance of securities to the public in Israel. The securities were issued in 38 thousand units (“the units”) and the price per unit, as determined in a tender, was NIS 0.95 per unit. Each unit consisted of 1,000 Ordinary shares at NIS 0.95 per share and 600 options at no consideration.

As such, the Company has 22,800,000 registered options (series 1) which are exercisable into 22,800,000 Ordinary shares of $0.001 par value with an exercise price of NIS 1.1 per share, linked to the changes in the dollar/NIS exchange rate from August 25, 2005. The options are exercisable up to February 28, 2008. As of the balance sheet date, no options (series 1) have been exercised.

TopSpin Medical, Inc.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NIS in thousands,
except share and per share data

Net proceeds total approximately NIS 32,430 (net of issuance expenses of NIS 3,670). The net proceeds were allocated to the shares and options based on their relative market value.

7. On April 19, 2007, the Company filed a registration statement pursuant to the United States Securities Act of 1933 (“the registration statement” and “Securities Act” respectively) with the U.S. Securities and Exchange Commission (“SEC”) regarding the sale of Ordinary shares and warrants (series 3) and the shares resulting from the exercise of the warrants (series 3). On June 4, 2007, the registration statement became effective.

In the context of the registration statement, the Company is entitled to offer up to 53,000,000 Ordinary shares and 26,500,000 warrants (series 3), offered in 26,500,000 Units (each consisting of 2 Ordinary shares and 1 warrant (series 3)), for a period of one year from the date the registration statement became effective.

On June 6, 2007, the Company issued 24,398,402 Ordinary shares which are listed for trade on the TASE together with 12,199,201 warrants (series 3) that are not listed for trade on the TASE (“the warrants” or “the warrants (series 3)”). The issued securities were issued in consideration of NIS 1.586 in cash per Unit, each Unit consisting of 2 Ordinary shares and 1 warrant (series 3). The total net proceeds from the issuance amounted to approximately NIS 18,710 thousands (net of issuance expenses of NIS 639 thousands) received in June 2007.

The shares issued represents 15.20% of the Company’s issued and outstanding share capital and voting rights prior to issuing the Ordinary shares.

Each warrant (series 3) is exercisable into one Ordinary share of the Company until June 30, 2009, in consideration for a cash payment of NIS 0.84. Warrants (series 3) which are not exercised by June 30, 2009 (inclusive) will expire, become null and void and not confer their holders any rights whatsoever.

The shares that will result from the exercise of all the warrants (series 3) represented approximately 7.60% of the Company’s issued and outstanding share capital and voting rights prior issuing the Ordinary shares.

8. In 2006 and the six and three months ended June 30, 2007, 634,374, 1,005,310 and 10,000 options, under the 2003 option plan (see note 6b), were exercised in consideration for NIS 9, NIS 41 and NIS 35, respectively.

NOTE 5 —	CONVERTIBLE DEBENTURES AND WARRANTS

In April 2007, the Company obtained the written consent of all holders of securities as to the amendments of the terms of the private placement and to the corresponding amendments to the deed of trust of the debentures (series A) (“the deed of trust”) and the warrant (series 2), all as described below. Refer to Note 8a for subsequent to balance sheet amendments.

TopSpin Medical, Inc.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NIS in thousands,
except share and per share data

1.	Modifications in the deed of trust:

Following the consent of all of the holders of the bonds (Series A), the Company BOD and the trustee of bonds (Series A) (“the trustee”), the deed of trust was amended on April 30, 2007, as follows:

a)	Security on bonds (series A):

Immediately after bonds (series A) are listed, if listed, the trustee will transfer to the Company all the amounts deposited with the trust account (“the deposit”), including the return thereon, less tax and expenses relating to the management of the account, as far as such accrue until that date (“the date of transfer of the deposit”). After three months from the date of transfer of the deposit, the Company will deposit with the trust account 50% of the amount of the deposit transferred to it, as above (“the refunded amount”), and the refunded amount will remain in trust in the hands of the trustee in accordance with the terms of the deed of trust and the provisions of any law. Once the trustee receives a signed notice from the Company’s CEO that the Food & Drug Administration (“the FDA”) has approved the Company to market the imaging catheter, as far as such is obtained, the trustee will transfer to the Company the remaining funds in the trust account, less tax and expenses relating to the management of the account and will remove the pledge on the trust account if the Company’s pledge on the trust account has not expired as a result of the fulfillment of other conditions as specified in the deed of trust (according to the terms of the deed of trust before effecting this change, the trustee shall immediately transfer to the Company only 50% of the deposit after bonds (series A) are listed, if listed, and the remaining 50% of the deposit will be transferred to the Company and the pledge on the trust account shall be removed once the trustee receives a signed notice from the Company’s CEO that the FDA has approved the Company to market the imaging catheter, as far as such is obtained).

b)	Listing on TASE:

The Company will make its best efforts and intends to take all necessary actions and to receive all required decisions, under the law, to list the bonds (Series A) on TASE and this within a period of eight (8) months from the date of issuance of the bonds (Series A), meaning until July 23, 2007 (and not within a period of six months as originally written in the deed of trust before effecting this change).

c)	Early redemption of bonds (Series A):

If bonds (Series A) are not listed in TASE within eight (8) months from the date of issuance of the bonds (Series A), as stated in b) above, the bonds (Series A) will not be convertible into shares of the Company, they will become available for immediate redemption and the following directives will apply:

1) In the first business day after the end of the eight months period from the date of the private placement, the Company shall inform the holders of bonds (Series A), TASE and the trustee on the date of the early redemption that shall occur on the first business day following 17 days from the date of giving such notice.

2) On the date of the early redemption, the Company will pay to the holders of bonds (Series A) the unpaid principal, including linkage to the Israeli CPI as in the provisions of the trust of deed and interest as elaborated below. The Company will pay NIS 1 per each NIS 1 par value of bonds (Series A) for the outstanding principal amount. The Company will also pay to the holders of bonds (Series A) for the period from the date of the issuance of the bonds (Series A) until the date of the early redemption interest at the rate of 8.33% for the period of the eight months. The total amount the Company will pay to the bondholders (Series A) in case of early redemption is approximately 54,165 NIS.

TopSpin Medical, Inc.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NIS in thousands,
except share and per share data

d)	The trustee of debentures (Series A):

For the purpose of registering bonds (Series A) with the SEC, the deed of trust will be replaced by a new trust indenture between the Company on the one hand, the trustee (as defined in the deed of trust) on the other hand and an American trustee (“the American trustee”) as a third party. The American trustee will be qualified under the Trust Indenture Act of 1939,

2.	Modifications in warrants (Series 2):

Following the consent of all of the holders of the warrants (series 2) and the approval of the Company BOD, modification in the warrants (Series 2) was obtained. According to said change, the Company will make its best efforts and intends to take all necessary actions and to receive all required decisions, under the law, to list the warrants (Series 2) on TASE and this within a period of eight (8) months from the date of issuance of the warrants (Series 2), meaning until July 23, 2007 (and not within a period of six months as originally written in warrants (Series 2)). The modification became effective upon the approval of the general meeting of shareholders of the Company.

3.	Transfer of securities:

The Company received notices from the holders of securities regarding their intention to transfer 14,233,502 bonds (Series A) and 7,116,751 warrants (Series 2). On April 26, 2007, the Company’s BOD agreed to effect such transfers after receiving from the holders of securities and transferors their signed requests to such transfers. During May 2007 the signed requests to transfer from the holders of securities and transferors were received and said transfers were effected, resulting in no holder of the securities (including its affiliated entities) holding securities for which the underlying shares exceed 10% of the public float of the Company (defined as the issued and outstanding share capital of the Company, less holdings by affiliates of the Company).

NOTE 6 —	STOCK BASED COMPENSATION

Issuance of options to employees, directors and consultants:

a. On January 7, 2007 the General Meeting of the Shareholders of the Company approved the BOD’s resolutions for the issuance of 2,400,000 non-marketable options to the CEO, exercisable into 2,400,000 Ordinary shares of the Company (“the options”), for an exercise price of $0.1503 per share. The options are subject to the vesting terms pursuant to the following targets and goals:

1. 600,000 options vested as the Company obtained CE Mark approval for the intravascular MRI catheter for the coronary arteries developed by the Company (“the product”), during December 2006.

2. 960,000 options will vest once the Company obtains FDA approval for the product, if and when such approval is granted by November 15, 2007. The Company assumes that this approval will be achieved on time.

3. 840,000 options will vest upon the occurrence of one of the following events: (1) Receiving a memorandum of investment in Topspin Urology Ltd., or in any other company holding the intellectual property rights in requests and/or applications regarding intellectual property and the Company’s urology activities (“urology activities”), including through capital raising by the Company for the development of the urology activities, in an amount exceeding $1,000 by November 30, 2007, which would not include grants from the Office of the Chief Scientist; (2) The sale, transfer, grant of a license or any other transfer of all or

TopSpin Medical, Inc.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NIS in thousands,
except share and per share data

substantially all of the urology activities or signing a memorandum or any other agreement in connection with said transfer by November 30, 2007; or (3) the Company’s BOD decision to independently finance the urology activities instead of locating available external financing, under the terms detailed above by November 30, 2007. The Company assumes that at least one of these events will occur.

Any options that do not vest by said dates will expire. The options will be subject to the additional conditions regarding the Company’s 2003 stock option plan (“the option plan”) provided that should there be a discrepancy between the option grant conditions stipulated above and the conditions of the option plan, the provisions detailed above will prevail. Despite the provisions stipulated in the option plan, options that will become vested will become exercisable for a year from the end of all engagements or commitments between the Company (or its subsidiaries) and the CEO as employee, consultant, director or in any other way.

The fair value of the options at grant date is estimated to be approximately NIS 1,473. The fair value is calculated according to the Binomial model with expected annual volatility of 60%-80% calculated on the date of grant and based on the share price on the grant date (NIS 0.87 per share), annual risk-free interest rates of 4.5%-5% calculated on the grant date and forfeiture rates of 0%. Compensation expenses related to options granted to the CEO were recorded to general and administrative expenses.

b. 1. A summary of the Company’s share option activities for options granted to employees under the plans excluding performance base options is as follows:

	Six Months Ended June 30, 2006
			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Terms	Value
	Number	Price	(In Years)	Price

Options outstanding at January 1, 2006	9,293,800	$0.054
Options granted	1,545,000	$0.138
Options exercised	(204,999)	$0.005
Options forfeited	(442,501)	$0.019

Options outstanding at June 30, 2006	10,191,300	$0.069	8.4	4,293

Options vested and expected to vest at June 30, 2006	9,305,425	$0.068	8.3	4,097

Options exercisable at June 30, 2006	3,851,739	$0.103	7.5	1,952

TopSpin Medical, Inc.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NIS in thousands,
except share and per share data

	Six Months Ended June 30, 2007
			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Terms	Value
	Number	Price	(In Years)	Price

Options outstanding at January 1, 2007	9,982,860	$0.073
Options exercised	(1,005,310)	$0.008
Options forfeited	(683,250)	$0.062

Options outstanding at June 30, 2007	8,294,300	$0.081	7.6	5,491

Options vested and expected to vest at June 30, 2007	7,920,208	$0.080	7.5	5,343

Options exercisable at June 30, 2007	4,735,676	$0.093	7.1	3,462

2. A summary of the activity under the performance share based options granted to employees as follows:

	Six Months Ended June 30, 2006
			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Terms	Value
	Number	Price	(In Years)	Price

Options outstanding at January 1, 2006	—	—
Options granted	1,000,000	$0.149

Options outstanding at June 30, 2006	1,000,000	$0.149	9.9	—

Options vested and expected to vest at June 30, 2006	1,000,000	$0.149	9.9	—

Options exercisable at June 30, 2006	—	—	—	—

	Six Months Ended June 30, 2007
			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Terms	Value
	Number	Price	(In Years)	Price

Options outstanding at January 1, 2007	1,000,000	$0.149
Options granted	2,400,000	$0.150

Options outstanding at June 30, 2007	3,400,000	$0.150	9.3	733

Options vested and expected to vest at June 30, 2007	3,400,000	$0.150	9.3	733

Options exercisable at June 30, 2007	800,000	$0.150	9.4	172

TopSpin Medical, Inc.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NIS in thousands,
except share and per share data

3. The weighted-average grant-date fair value of options granted to employees during the six months ended June 30, 2007 was NIS 0.61 per option. The aggregate intrinsic value represents the total intrinsic value (the difference between the Company’s closing stock price on the last trading day of June 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2007. This amount change based on the fair market value of the Company’s stock. Total intrinsic value of options exercised by employees for the six months ended June 30, 2007 was NIS 821. As of June 30, 2007, there was NIS 1,621 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted to employees under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 1.0 years.

4. The Company’s outstanding options to employees as of June 30, 2007, have been separated into ranges of exercise prices as follows:

				Weighted
	Options			Average
	For	Exercise		Remaining
Issuance	Ordinary	Price	Options	Contractual
Date	Shares	Per Share	Exercisable	Terms

March 2000 — August 2001	155,300	$2	155,300	3.0
September 2002	2,000	$12	2,000	5.3
July — October 2003	1,590,000	$0.001	1,570,000	6.1
April — August 2004	1,637,000	$0.02	1,185,563	7.0
July — August 2005	3,035,000	$0.02	1,459,063	8.1
April 2006	750,000	$0.125	187,500	8.8
June 2006	1,705,000	$0.149	376,250	8.9
September 2006	420,000	$0.111	—	9.2
January 2007	2,400,000	$0.150	600,000	9.5

c. Compensation expenses related to options granted to employees were recorded to research and development expenses and general and administrative expenses, as follows:

					Period from
					Inception
					(September 20,
	Six Months Ended		Three Months Ended		1999) through
	June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007

Research and development expenses	181	718	142	(397)	3,742
General and administrative expenses	1,122	1,161	277	(1,309)	11,601

	1,303	1,879	419	(1,706)	15,343

TopSpin Medical, Inc.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NIS in thousands,
except share and per share data

d. 1. A summary of the Company’s share option activities for options granted to non-employees under the plans excluding performance base options is as follows:

	Six Months Ended June 30, 2006
			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Terms	Value
	Number	Price	(In Years)	Price

Options outstanding at January 1, 2006	1,419,135	$0.216
Options granted	75,000	$0.125
Options forfeited	(37,500)	$2

Options outstanding at June 30, 2006	1,456,635	$0.165	7.7	502

Options exercisable at June 30, 2006	908,119	$0.233	7.4	317

	Six Months Ended June 30, 2007
			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Terms	Value
	Number	Price	(In Years)	Price

Options outstanding at January 1, 2007	1,831,635	$0.154
Options forfeited	(375,000)	$0.111

Options outstanding at June 30, 2007	1,456,635	$0.165	6.7	921

Options exercisable at June 30, 2007	1,249,839	$0.183	6.5	7

2. A summary of the activity under the performance share-based options granted to non-employees is as follows:

Six Months Ended June 30, 2006
Weighted
Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Terms	Value
	Number	Price	(In Years)	Price

Options outstanding at January 1, 2006	—	—
Options granted	230,000	$0.125

Options outstanding at June 30, 2006	230,000	$0.125	9.8	4

Options exercisable at June 30, 2006	—	—	—	—

TopSpin Medical, Inc.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NIS in thousands,
except share and per share data

Six Months Ended June 30, 2007
Weighted
Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Terms	Value
	Number	Price	(In Years)	Price

Options outstanding at January 1, 2007 and June 30, 2007	1,200,000	$0.111	9.2	456

Options exercisable at June 30, 2007	—	—	—	—

3. As of June 30, 2007, there was NIS 523 total unrecognized compensation cost related to non-vested share-based compensation arrangements granted to non-employees under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 1.9 years.

4. The Company’s outstanding options to non-employees under the Company’s stock option plans as of June 30, 2007 are as follows:

				Weighed
	Options			Average
	For	Exercise		Remaining
	Ordinary	Price	Options	Contractual
Issuance Date	Shares	Per Share	Exercisable	Terms

January — June 2002	14,010	$12	14,010	5.3
May 2003 — July 2004	1,202,000	$0.05	1,127,625	6.3
July — August 2005	165,625	$0.02	89,454	8.1
April 2006	75,000	$0.125	18,750	8.8
September 2006	1,200,000	$0.111	—	9.2

e. Compensation expenses related to options granted to non-employees were recorded to research and development expenses and general and administrative expenses, as follows:

					Period From
					Inception
					(September 20,
	Six Months Ended		Three Months Ended		1999) through
	June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007

Research and development expenses	225	130	11	(154)	1,064
General and administrative expenses	12	31	(40)	(175)	1,828

	237	161	(29)	(329)	2,892

NOTE 7 — RELATED PARTIES TRANSACTIONS

a. On January 7, 2007, the general meeting of the shareholders of the Company approved the BOD’S resolutions as follows:

1. Monetary grant:

The CEO will be entitled to receive a monetary grant from the Company, calculated on the basis of the Company’s revenues from product sales for 2007 (“the Company’s revenues”). Such grant will equal 10% of the Company’s revenues, from $250 up to $500 and 5% of the Company’s

TopSpin Medical, Inc.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NIS in thousands,
except share and per share data

revenues exceeding $500. The Company’s revenues will be examined every calendar quarter in 2007. The amount of the grant will be examined and paid pro rata to the accrued revenues as of January 1, 2007 until the end of each quarter (less any amount paid on account of the grant for the previous quarters). The grant will be paid to the CEO within 14 days from the date of approval of the interim financial statements by the board.

2. Amendment to employment terms:

The CEO will be entitled to an updated monthly salary, to be paid for the period starting November 17, 2006, in a total of NIS 55, linked to the Israeli CPI published on November 16, 2006 until the known CPI on the date of actual payment.

b. On March 4, 2007, the General Meeting of the Shareholders of the Company approved to amend the terms of the loan to the CEO detailed in Note 4b2, such that the conversion of the entire outstanding loan into a grant is accelerated to March 4, 2007, and the pledge is cancelled. As such, on March 4, 2007, TopSpin paid a cash bonus to the CEO in the amount outstanding under the loan and the CEO repaid the loan with the bonus amount.

c. During April 2007, the Company entered into an agreement with Israel Seed IV, L.P., the Pitango group and the Giza group, the controlling shareholders in the Company (“the controlling shareholders”) according to which the controlling shareholders will extend a dollar loan totaling U.S. $500,000 (“the loan”) to the Company by April 30, 2007. The loan shall bear annual interest at a rate of 5.03% and shall be repaid upon receiving the proceeds from the listing for trade of the Company’s securities at an estimated U.S. $4 million at the least, but in any event no later than July 31, 2007. The loan has been fully repaid in June 2007, and is no longer outstanding.

NOTE 8 — SUBSEQUENT EVENTS

a. In furtherance to the matters discussed in Note 5j on July 10, 2007, the Company obtained the written consent of all the holders of securities to an additional amendment to the terms of the private placement, replacing the bonds (series A) trustee, replacing the deed of trust of the bonds (series A) of November 21, 2006, as amended on April 30, 2007 (“the original deed of trust”) with an indenture (“the Indenture”) and an additional amendment to the warrant (series 2) of November 21, 2006, as amended on April 30, 2007, all as detailed below:

1. Replacing the original deed of trust with the Indenture:

Following the consent of all of the holders of the bonds (Series A), and the Company BOD the original deed of trust was replaced on July 10, 2007, with the Indenture and the certificate evidencing the bonds (Series A) was replaced with a new certificate issued simultaneously with the signing of the Indenture. Pursuant to the Indenture, Wilmington Trust Company acts as Indenture Trustee and Ziv Haft Trusts Company Ltd. acts as Co-Trustee. The following description is a summary of the material modifications in the terms of the bonds (Series A) as contained in the Indenture and the certificate evidencing the bonds (Series A):

(a) Security on bonds (series A):

Immediately after bonds (series A) are listed for trade on the Tel Aviv Stock Exchange (“the TASE”), if listed, the trustee will transfer to the Company all the amounts deposited in the trust account (According to the original deed of trust, after three months from the date of transfer of the deposit, the Company was required to deposit with the trust account 50% of the

TopSpin Medical, Inc.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NIS in thousands,
except share and per share data

amount of the deposit transferred to it (“the refunded amount”), and the refunded amount was to remain in trust in the hands of the trustee in accordance with the terms of the deed of trust and the provisions of any law and once the trustee receives a signed notice from the Company’s CEO that the FDA has approved the Company to market the imaging catheter, as far as such is obtained, the trustee will transfer to the Company the remaining funds in the trust account, less tax and expenses relating to the management of the account and will remove the pledge on the trust account if the Company’s pledge on the trust account has not expired as a result of the fulfillment of other conditions as specified in the original deed of trust).

(b) Listing for trade on the TASE:

The Company will make its best efforts and intends to take all necessary actions and to receive all required decisions, under the law, to list the bonds (Series A) on TASE and this within a period of ten (10) months from the date of issuance of the bonds (Series A), meaning until September 23, 2007 (and not within a period of eight months as written in the original deed of trust).

1. Replacing the original deed of trust with the Indenture (cont.):

(c) Early redemption of bonds (series A):

If the bonds (series A) are not listed for trade in the TASE within ten months from the date of the private placement, as stated in (b) above, the bonds (series A) will not be convertible into the Company’s shares and will be placed for immediate redemption pursuant to the following instructions:

(1) In the first business day after the end of the ten months period from the date of the private placement, the Company shall inform the holders of bonds (Series A), TASE and the trustee on the date of the early redemption that shall occur on the first business day following 17 days from the date of giving such notice.

(2) On the date of the early redemption, the Company will pay to the holders of bonds (Series A) the unpaid principal, including linkage to the Israeli CPI as in the provisions of the original trust of deed and interest as elaborated below. The Company will pay NIS 1 per each NIS 1 par value of bonds (Series A) for the outstanding principal amount. The Company will also pay to the holders of bonds (Series A) for the period from the date of the issuance of the bonds (Series A) until the date of the early redemption interest at the rate of 11.67% for the period of the ten months (and not 8.33% for a period of eight months as determined in the original deed of trust). The total amount the Company will pay to the bondholders (Series A) in case of early redemption is approximately 55,835 NIS.

(d) The interest on the debentures:

According to the terms of the Indenture, the unsettled balance of the principal of bonds (series A) will bear annual interest at a rate of 6% (“the interest rate”) similarly to the rate established in the original deed of trust. In addition, according to the terms of the Indenture, the Company will pay the holders of bonds (series A) additional annual interest at a rate of 1.75% in respect of the period commencing on November 23, 2006 and ending on November 30, 2007 such that the interest paid to the holders of bonds (series A) in respect of this period will be at an annual rate of 7.75%. Accordingly, upon the initial payment of interest, which similarly to the provisions of the original deed of trust will be on November 30, 2007 for the period

TopSpin Medical, Inc.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NIS in thousands,
except share and per share data

commencing on the date of the private placement and ending on November 30, 2007, interest at a rate of 7.8986% will be paid (and not at a rate of 6.1151% according to the terms of the original deed of trust).

The Indenture also determines that the bonds (series A) are governed by the laws of the State of Delaware and exclusive venue with respect to any matter related to the bonds (series A), will be in the state or federal courts of the State of Delaware (and not Israel, as determined in the original deed of trust), excluding any rights, duties, obligations, actions and omissions of the Co-Trustee, which are subject to the Israeli Securities Law and will be governed and construed in accordance with the Israeli Securities Law.

2. Amendments to the warrant (series 2):

In conjunction with the replacement of the original deed of trust with the Indenture as specified above, and following the consent of all the holders of warrants (series 2) and the approval of the Company board of directors and the shareholders of the Company, on July 10, 2007, an amendment to the warrant (series 2) was adopted. The material modifications are detailed below:

(a) Listing for trade on the TASE: The Company will make its best efforts and intends to take all necessary actions and to receive all required decisions, under the law, to list the warrants (series 2) on the TASE and this within a period of ten (10) months from the private placement, meaning until September 23, 2007 (and not within a period of eight months as determined in the warrants (series 2) as amended on April 30, 2007).

(b) Jurisdiction; applicable laws: The sole jurisdiction in all matters pertaining to the warrant (series 2) will be with the authorized courts in the State of Delaware, pursuant to the laws of the State of Delaware (and not in Israel as determined in the original warrant (series 2).

b. On July 29, 2007 , TopSpin Medical (Israel) Ltd. (“the subsidiary”), entered into a distribution agreement (“the agreement”), with Johnson & Johnson Medical Israel, a division of J-C Healthcare L.T.D. (the “distributor”) wherein the distributor was appointed as the exclusive distributor in Israel of an intravascular MRI catheter system developed by the subsidiary used for imaging and characterizing the tissue composition of coronary plaque during a conventional cardiac catheterization procedure (the “product”). The distributor will purchase the product from the subsidiary and will market and sell the Product to customers located in Israel. The appointment of the distributor as the exclusive distributor of the product in Israel is subject to distributor meeting certain periodic sales targets.

Under the terms of the agreement, the distributor has agreed to take certain marketing actions in connection with the product and has agreed to mutually work with the subsidiary in promoting clinical trials to collect long term information in the frame work of Post Marketing Surveillance concerning the use of the product in patients in Israel.

Unless the agreement is earlier terminated by one of the parties pursuant to the conditions set forth in the agreement, the agreement will automatically expire and terminate on July 29, 2010. The parties may mutually agree in writing to extend the term of the agreement any time before July 29, 2010.

The distributor is a company that is controlled by Johnson & Johnson Inc., who owns Johnson & Johnson Development Corporation, who in turn beneficially owns 5% or more of the outstanding shares of the Company’s common stock.

TopSpin Medical, Inc.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NIS in thousands,
except share and per share data

c. On August 2, 2007, TopSpin Medical (Israel) Ltd., received the CE Mark for its advanced generation intravascular MRI catheter. The advanced generation intravascular MRI catheter represents a further technological advancement in the miniaturization of the imaging probe and also integrates a number of probes in the catheter, enabling the imaging of longer vessel segments simultaneously.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

The following discussion is intended to assist you in understanding our financial condition and plan of operations. You should read the following discussion along with our financial statements and related notes included in this Quarterly Report on Form 10-QSB.

Overview

We, through our subsidiaries, TopSpin Israel and TopSpin Urology, design, research, develop and manufacture imaging devices that utilize MRI technology by means of miniature probes that image various body organs. In 1999, we began researching and developing this technology for use in the diagnosis and therapy guidance of heart disease and more specifically of heart attacks. Recently, we started to develop a product for imaging prostate cancer.

Our main product is an intravascular MRI, or IVMRI, catheter system for imaging and characterizing the tissue composition of coronary plaque during a conventional cardiac catheterization procedure. The system consists of a disposable, single use, IVMRI catheter and a console. The interventional cardiologist connects the IVMRI catheter to the console and uses conventional fluoroscopy to identify suspected target plaques to be examined and to navigate the IVMRI catheter into these plaques. The IVMRI catheter is then used to measure the lipid content of these target plaques, which is displayed on the console. According to the scientific literature, lipid composition of coronary plaque is an important parameter, which may correlate to coronary plaque instability leading to acute coronary syndromes, namely unstable angina and heart attacks.

We have completed the development of a first generation IVMRI catheter, which has been used extensively in pre-clinical and clinical trials. In addition, we recently completed the development of an advanced generation IVMRI catheter, which represents a further technological advancement in the miniaturization of the imaging probe and also integrates a number of probes in the catheter, enabling the imaging of longer vessel segments simultaneously.

In 2006, we began to develop our technology for imaging prostate cancer. A system is being developed for urology clinics, which consists of an external console and an integrated endo-rectal MRI and ultrasound probe. The system is designed for the detection of prostate cancer, in a way which could potentially aid urologists in guiding prostate biopsies, staging of prostate cancer and guiding local treatment such as cryo- and brachy-therapy. We recently completed the development of a preliminary prototype of the urology system, which is currently being used for validating the detection capabilities in excised human prostates.

From the time of our incorporation, we have been engaged in the research and development of our imaging technology, specifically the IVMRI catheter, and development and improvement of the IVMRI catheter prototype through pre-clinical and clinical trials. As of the date of this report, we have not yet recorded any sales of our product. In December 2006, we received the CE Mark for our first generation IVMRI catheter, which is the required regulatory approval for marketing a product in Europe and began marketing efforts in Europe. In August 2007, we received the CE Mark for our advanced generation IVMRI catheter. We are working toward the completion of the required regulatory approval of the IVMRI catheter in the U.S. Also, before sales operations in the U.S. may begin, we must establish an effective organization for marketing and sales of the IVMRI catheter.

Plan of Operation

We have not had any revenues from operations since the time of our inception in September 1999. We have financed our operations principally through private and public sales of equity securities, convertible notes and through grants from the Office of the Chief Scientist of the Israeli Ministry of Industry, Trade and Labor, an Israeli governmental agency. In September 2005, we raised net proceeds of 32,430,000 NIS (approximately $7,632,384) through the sale of Common Stock and Series 1 Warrants in an initial public offering on the Tel Aviv Stock Exchange. In November 2006, we raised net proceeds of 43,506,000 NIS (approximately $10,239,115) through the sale of Series A Convertible Bonds and Series 2 Warrants in a private placement. In

June 2007, we raised net proceeds of 18,709,000 NIS (approximately $4,403,154) through the sale of Common Stock and Series 3 Warrants.

As of June 30, 2007, our assets were approximately 75,698,000 NIS (approximately $17,815,486), of which cash and cash equivalents were approximately 14,090,000 NIS (approximately $3,316,074). As of June 30, 2007, our liabilities were approximately 68,269,000 NIS (approximately $16,067,075).

We plan to file in the next few weeks following the date of this report a 510(k) application with the FDA to market the IVMRI catheter in the U.S. We expect to receive the FDA’s response within three months of the date of filing. In the event that the FDA requires additional testing to be conducted, the timelines for filing the application and for getting the FDA’s response would be delayed. Also, in the event that the FDA requires us to file a PMA, the timelines until we may market the IVMRI in the United States would be further delayed.

We have begun our marketing efforts in Europe and we plan to begin marketing and sales in the U.S. after obtaining the required regulatory approval. Initially, we plan to sell our products to leading medical centers, who would also participate in a post-marketing clinical program intended to build indications for using IVMRI in clinical practice. We plan to use the data obtained in this clinical program to further grow our market.

We also intend to explore opportunities for expanding our current cardiology product portfolio, such as other imaging and diagnostic catheters or therapeutic catheters based on technologies where we have core capabilities and know-how or which are synergetic applications to our IVMRI catheter.

In the field of urology, we plan to complete the first pre-clinical trials with our preliminary prototype for prostate imaging using excised human prostates. Based on the results obtained, we plan to develop a clinical prototype in urology and then a final product.

We also intend to consider the development of additional products using our core technology in areas outside of cardiology and urology.

We plan to continue to finance our operations with the sale of additional Common Stock or sale of convertible securities. We also have alternative plans which include, among others, minimizing our expenses to the required level based on the financial situation. There are no assurances however, that we will be successful in obtaining an adequate level of financing needed for the long term development and commercialization of our planned products.

We estimate that, subject to the successful completion of the listing on the TASE of the securities sold by us to investors in the private placement in November 2006, we can satisfy our cash requirements and will not have to raise additional funds in the next twelve months, including from sales under our direct public offering prospectus that began in June 2007. If we are unsuccessful in listing any securities, we will need to seek additional financing, including the possible sale of Common Stock or other securities.

We also estimate an increase in the number of our employees, including employees employed by our subsidiaries, in the next twelve months. The increase in number of employees is expected mostly in marketing and sales and operations as we start to sell our IVMRI catheter in Europe and in the U.S. The expected increase in the number of employees in the next twelve months is 10% to 30%.

Our assessment of our cash needs constitutes a presumption based on the pace of our cash expenses, the grants by the OCS through the date of this report, the current stages of development of our product, an assessment regarding the conceivable technological and engineering challenges in the course of the development of our product, the projected development times, the pre-clinical and clinical trials required along with their projected timetable, the regulatory procedures required in connection with the clinical trials, the demand for our product and the costs of product sales. Our actual operations may be affected by technological or engineering difficulties, deviation from the timetables for the pre-clinical and clinical trials, unexpected regulatory problems, changes in regulatory laws, low demand for our products or the effects of competition.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Until December 31, 2005 we elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and the FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation” in accounting for our employee stock based compensation. According to APB No. 25, compensation expense is measured under the intrinsic value method, whereby compensation expense is equal to the excess, if any, of the quoted market price of the share at the date of grant of the award over the exercise price.

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expenses based on the estimated fair values for all share-based payment awards made to employees and directors. SFAS 123(R) supersedes APB No. 25 for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R). SFAS 123(R) requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in our consolidated statements of operations. We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard starting from January 1, 2006. According to SFAS 123(R), an option indexed to a factor which is not a market, performance, or service condition, shall be classified as a liability.

Our shares are traded in Israel in NIS. Our options granted to employees, directors and consultants are exercisable in U.S. Dollars. Our functional currency and the currency in which our employees are paid is NIS. Accordingly, until December 31, 2005 we considered all option plans as variable plans and thus the intrinsic value of all vested options is remeasured at each reporting date until the date of settlement. As of January 1, 2006, the fair value of the vested portion of the options was classified as a liability and remeasured at each reporting date until the date of settlement. In addition, an expense of 238 NIS was recorded on January 1, 2006 as a cumulative effect of a change in accounting principle. Compensation cost for each period until settlement shall be based on the change in the fair value of the options for each reporting period based on the binomial method. We recognize compensation expenses of the value of our options based on the accelerated method over the requisite service period of each of the options.

We apply SFAS No. 123 and Emerging Issues Task Force No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, with respect to options issued to non-employees. SFAS No. 123 requires the use of option valuation models to measure the fair value of the options and warrants. Until December 31, 2005 the fair value of these options was estimated using Black-Scholes option-pricing model. Since January 1, 2006 the fair value of these options was estimated according to the principles determined in SFAS 123(R) based on the binomial option pricing model.

In accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and potentially settled in a Company’s Own Stock” (EITF 00-19), we recorded the consideration paid for the Convertible Bonds and Series 2 Warrants as a liability. The Series 2 Warrants were recorded as a liability based on their fair value. According to EITF 05-2, “The meaning of conventional convertible Debt Instrument in Issue No. 00-19” the Convertible Bonds are considered as non conventional convertible debentures. As such, the bifurcation of the conversion feature was required. In addition, we considered the commission of 2% to be paid to the placement agent of the Convertible Bonds and Series 2 Warrants placement in November 2006 upon the conversion of the Convertible Bonds as an embedded derivative. The fair value of the embedded derivative was recorded as a liability. We estimated the fair value of the abovementioned liabilities using a binomial model. The binomial model requires the use of several assumptions made by us, which affect the estimated fair value of the liabilities.

The significant assumptions we used in determining the fair value of the abovementioned liabilities are as follows: (1) expected volatility — expected volatility estimation is based on historical volatilities from traded stock of similar companies and on historical volatility of the market price of our shares of Common Stock on the TASE; and (2) probability of listing the Convertible Bonds and Series 2 Warrants for trade on the TASE within the period specified in our agreements — our estimate of the probability was determined based on our estimate on the completion of the steps required in order to finalize the listing on the TASE in the specified period. Such steps include registering the securities with the SEC and listing the securities for trade in the TASE. Our estimates are based on our correspondence with the TASE and on our discussions with our advisors and consultants regarding the status of the process at each reporting period.

Off-Balance Sheet Arrangements

Commitments to Pay Royalties to the Chief Scientist

TopSpin Israel obtains grants from the OCS for participation in research and development and, in return, is obligated to pay royalties amounting to 3% of sales during the first three years from the start date of the repayments and 3.5% of sales from the fourth year until the full repayment of the grants. The grants are linked to the exchange rate of the dollar and bear interest of LIBOR per annum. As of June 30, 2007, the total amount of grants obtained equals approximately 12,848,000 NIS (approximately $3,023,770).

Offices Lease Commitments

In July 2003, TopSpin Israel signed an agreement with a third party for the lease and maintenance of a space where we maintain our offices, laboratories and a “clean room” for the production of our products for a period of five years. The total annual rent and maintenance expenses are approximately 650,000 NIS (approximately $152,997). As part of the lease agreement, the lessor invested in improvements to the leasehold. If TopSpin Israel abandons the leased property at the end of the third or fourth year, it will then become liable for payment of additional expenses in the amount of approximately 690,000 NIS (approximately $162,391) and 350,000 NIS (approximately $82,372), respectively. Future rental commitments under this lease agreement as of June 30, 2007, are 650,000 NIS (approximately $152,977) for the first year and 210,000 NIS for the second year, totaling 860,000 NIS (approximately $202,401).

In December 2006, TopSpin Israel entered into an additional five-year lease agreement with the third party for the lease of additional space at the same facility at a cost of approximately 120,000 NIS (approximately $28,242) annually starting February 2007. As part of this additional lease agreement, the lessor participated in investment in leasehold improvements. If TopSpin Israel abandons the leased space after 22 months of the lease, it will become liable for the payment of additional expenses in the amount of approximately 100,000 NIS (approximately $23,535). Future rental commitments under this additional lease agreement as of June 30,, 2007 total 550,000 NIS (approximately $129,442).

Bank Guarantee for Offices Lease

According to the offices lease agreements, TopSpin pledged a bank deposit, which is used as a bank guarantee, amounting to approximately 464,000 NIS (approximately $109,202) as of June 30, 2007 to secure its payments under the lease agreements.

Motor Vehicles Lease Commitment

TopSpin Israel leases motor vehicles under operating lease agreements for 36 months. The monthly lease payments are approximately 58,000 NIS (approximately $13,650) as of June 30, 2007. The Company paid the last three months of the lease in advance. Future rental commitments under the existing lease agreement as of June 30, 2007 are 650,000 NIS (approximately $152,977) for the first year, 211,000 NIS (approximately $49,659) for the second year and 14,000 NIS (approximately $3,295) for the third year, for amounts totaling 875,000 NIS (approximately $205,931).

Commitment Related to Distribution Agreement

On October 3, 2006, TopSpin Israel entered into a distribution agreement with Top Medical B.V. for the distribution of the IVMRI catheter in Belgium, the Netherlands and Luxembourg, or Benelux. According to this agreement, Top Medical was named as the exclusive distributor of the IVMRI catheter in Benelux by acquiring the product from TopSpin Israel and selling and marketing it to various customers in Benelux. Top Medical’s nomination as the exclusive distributor is subject to meeting periodic targets in connection with minimum sales, as detailed in the agreement. Top Medical has undertaken, among other things, to market the IVMRI catheter and grant support and training services for end customers. The period of the agreement is three years from the CE Mark approval for the IVMRI catheter product, which was received on December 21, 2006. There is also an option for extension with the parties’ consent unless the agreement is terminated earlier under the terms stipulated in the agreement.

On July 29, 2007, TopSpin Israel entered into a distribution agreement with Johnson & Johnson Medical Israel, A Division of J — C Healthcare L.T.D. for the distribution of the IVMRI catheter in Israel. According to this agreement, Johnson & Johnson Medical Israel was named as the exclusive distributor of the IVMRI catheter in Israel by acquiring the product from TopSpin Israel and selling and marketing it to various customers in Israel. Johnson & Johnson Medical Israel’s nomination as the exclusive distributor is subject to meeting periodic targets in connection with minimum sales, as detailed in the agreement. Johnson & Johnson Medical Israel has undertaken, among other things, to market the IVMRI catheter and grant support and training services for end customers and is entitled to certain marketing fees for its marketing efforts. Johnson & Johnson Medical Israel has also undertaken to take part in funding clinical trials that TopSpin Israel will initiate in order to collect long term information concerning the use of the IVMRI catheter in patients in Israel. The period of the agreement is until July 29, 2010. There is also an option for extension with the parties’ consent unless the agreement is terminated earlier under the terms stipulated in the agreement.

Item 3A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of June 30, 2007, our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on such evaluation, our management concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This quarterly report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities

During the three months ended June 30, 2007, a total of 10,000 unregistered options under the 2003 Israeli Stock Option Plan have been exercised for 10,000 shares of the Company’s Common Stock. The following list describes information regarding the exercise of these options during such period. All sales were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, or under Regulation S promulgated thereunder as offshore sales to non-United States persons:

•	10,000 options for shares of Common Stock were exercised by 1 ex-employee of TopSpin Medical (Israel) Ltd. with gross proceeds of 806 NIS (approximately $190).

Use of Proceeds from Best-Efforts, Direct Public Offering

Our registration statement on Form SB-2 (Commission File No. 333-142242) covering our best-efforts, direct public offering of up to 26,500,000 Units (each Unit consisting of (i) two shares of our Common Stock and (ii) one Series 3 Warrant to purchase one share of our Common Stock) was declared effective by the SEC on June 4, 2007. The offering commenced on June 5, 2007, and as of August 14, 2007, the offering has not terminated.

The Units are being offered through certain of our executive officers and directors, to whom no commissions or other compensation will be paid on account of such activities. This offering is being conducted without any involvement of underwriters or selling agents.

We registered 26,500,000 Units (which in the aggregate consists of (i) 53,000,000 shares of Common Stock and (ii) 26,500,000 Series 3 Warrants, of which Series 3 Warrants there are 26,500,000 underlying shares of Common Stock) at an offering price of 1.586 New Israeli Shekels (“NIS”) per Unit, yielding an aggregate, registered offering price of approximately 42,029,000 NIS. As of August 14, 2007, we have sold 12,199,201 Units, and the aggregate offering price of such sold amount is approximately 19,348,000 NIS.

From June 4, 2007 to June 30, 2007, we incurred the following expenses in connection with our best-efforts, direct public offering in the following amounts (as approximated, in thousands):

Underwriting discounts and commissions	—
Finders’ fees	—
Expenses paid to or for our underwriters	—
Other expenses	639 NIS
Total expenses	639 NIS

No payments for any of the foregoing expenses were made directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

Net proceeds to us from the sale of 12,199,201 Units based on the offering price of 1.586 NIS per Unit, after deducting the aforementioned expenses of approximately 639,000 NIS payable by us, were approximately 18,709,000 NIS.

From June 4, 2007 to June 30, 2007, the net proceeds have been used by us for the following purposes in the following amounts (as approximated, in thousands):

Construction of plant, building and facilities	—
Purchase and installation of machinery and equipment	—
Purchase of real estate	—
Acquisition of other business	—
Repayment of indebtedness	3,128 NIS
Working capital	—
Temporary investments	—

Other purposes (total) (for which at least 424,900 NIS has been used based upon exchange rate of 4.249 NIS for 1 U.S. Dollar on June 30, 2007)
(1) Funds transferred to TopSpin Medical (Israel) Ltd. as advance payment on TopSpin Medical (Israel) Ltd. shares of common stock
6,078 NIS
Total	9,206 NIS

Other than the payment of 2,102,000 NIS in principal and interest for a bridge loan granted to us by the Pitango Group, the Giza Group and Israel Seed IV, L.P., each of whom is a holder of more than 10% of our Common Stock, no payments for any of the foregoing amounts were made directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

Item 4. Submission of Matters to a Vote of Security Holders.

On May 24, 2007, at a special meeting of our stockholders, our stockholders voted upon the approval of certain amendments to the terms of our Series 2 Warrants as follows:

Votes
For	89,543,858 shares
Against	—
Withheld	—
Abstentions	—
Broker Non-Votes	—

On June 24, 2007, at a special meeting of our stockholders, our stockholders voted upon the approval of increasing the coverage amount of the Company’s directors and officers insurance policy as follows:

Votes
For	101,974,321 shares
Against	200,000 shares
Withheld	—
Abstentions	—
Broker Non-Votes	—

Item 6. Exhibits.
     The following exhibits are filed herewith:

Exhibit
Number	Description of Document

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification Furnished pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOPSPIN MEDICAL, INC.
August 15, 2007	By:	/s/ Erez Golan
		Name:	Erez Golan
		Title:	Chief Executive Officer

August 15, 2007	By:	/s/ Eyal Kolka
		Name:	Eyal Kolka
		Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description of Document

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification Furnished pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002