Form 10QSB
period 2007-09-30
TOPSPIN MEDICAL INC
filed 2007-11-08
CIK 1211805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 333-144472
TOPSPIN MEDICAL, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	510394637
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
Global Park
2 Yodfat Street, Third Floor
North Industrial Area
Lod 71291
Israel
(Address of Principal Executive
Offices)
Issuer’s Telephone Number: 972-8-9200033
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 8, 2007, 186,141,173 shares of the issuer’s common stock, $0.001 par value per share, were outstanding.
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

Page
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Unaudited Condensed Interim Consolidated Financial Statements
Condensed Consolidated Balance Sheet as of September 30, 2007 (unaudited)	1
Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2007 and 2006 and the period from inception to September 30, 2007 (unaudited)	2
Statements of Shareholders’ Equity for each of the years in the period ended December 31, 2006 and for the nine month period ended September 30, 2007 (unaudited)	3
Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2007 and 2006 and the period from inception to September 30, 2007 (unaudited)	7
Notes to the Condensed Consolidated Financial Statements	9
Item 2. Management’s Discussion and Analysis or Plan of Operation.	25
Item 3A(T). Controls and Procedures.	29
PART II — OTHER INFORMATION	30
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	30
Item 4. Submission of Matters to a Vote of Security Holders.	31
Item 5. Other Information.	31
Item 6. Exhibits.	32
SIGNATURES
Amended & Restated Bylaws
Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a)
Certification by CFO pursuant to Rule 13a-14(a)/15d-14(a)
Certification Furnished pursuant to 18 USC Section 1350

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
TopSpin Medical, Inc.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
(Unaudited)

September 30,
2007
NIS in thousands
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	57,200
Other receivables and prepaid expenses	2,173

59,373

LONG-TERM ASSETS:
Restricted deposit	520
Severance pay fund	35
Prepaid lease payments	114

669

PROPERTY AND EQUIPMENT, NET	2,000

DEFERRED ISSUANCE EXPENSES	4,693

66,735

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	1,312
Other accounts payables and accrued expenses	11,372

12,684

LONG TERM LIABILITIES
Accrued severance pay	567

Liabilities in respect of options to employees and consultants	5,771
Liability in respect of warrants (series 2)	3,925
Embedded conversion feature in convertible debentures	7,197
Embedded derivative related to issuance expenses	871
Convertible debentures	38,426

56,190

SHAREHOLDERS’ EQUITY:
Ordinary shares of $0.001 par value:
Authorized 500,000,000 shares; Issued and outstanding 186,141,173 shares;	837
Additional paid in capital	163,760
Accumulated deficit during the development stage	(167,303)

(2,706)

66,735

The accompanying notes are an integral part of the consolidated financial statements.

TopSpin Medical, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Period from
					inception
					(September 20,
	Nine months ended		Three months ended		1999) through
	September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007
	Unaudited
Research and development expenses	21,707	15,793	6,703	6,187	113,987

Less – participation by the office of the chief scientist	(4,320)	(2,743)	(1,108)	(914)	(15,351)

Research and development expenses, net	17,387	13,050	5,595	5,273	98,636

Selling and marketing expenses	750	169	160	109	2,347

General and administrative expenses	6,882	5,492	2,218	1,580	46,299

Operating loss	(25,019)	(18,711)	(7,973)	(6,962)	(147,282)

Financing income (expenses), net	(782)	(134)	(2,642)	(205)	(6,463)

Loss before cumulative effect of a change in accounting principle	(25,801)	(18,845)	(10,615)	(7,167)	(153,745)

Cumulative effect of a change in accounting principle	—	(238)	—	—	(238)

Net loss	(25,801)	(19,083)	(10,615)	(7,167)	(153,983)

Loss before cumulative effect of a change in accounting principle per ordinary share	(0.15)	(0.12)	(0.06)	(0.05)

Cumulative effect of a change in accounting principle per Ordinary share	—	(0.002)	—	—

Basic and diluted loss per Ordinary share	(0.15)	(0.12)	(0.04)	(0.05)

Weighted average number of Ordinary shares outstanding used in basic and diluted net loss per share calculation	170,886,274	158,567,860	185,114,256	158,701,315

The accompanying notes are an integral part of the consolidated financial statements.

TopSpin Medical, Inc.
(A Development Stage Company)
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIENCY)

											Non-	Deficit
											recourse	accumulated
	Number of outstanding shares				Share capital				Additional	Receivables	receivables	during the	Total
		Preferred				Preferred			paid-in	for shares	for shares	development	shareholders’
	Ordinary	A	B	C	Ordinary	A	B	C	capital	issued	issued	stage	equity
Balance as of September 20, 1999	—	—	—	—	—	—	—	—	—	—	—	—	—

Issuance of common shares	625,000	—	—	—	3	—	—	—	—	—	—	—	3
Issuance of Preferred A shares net of issuance expenses of NIS 20	—	375,001	—	—	—	2	—	—	3,134	—	—	—	3,136
Net loss	—	—	—	—	—	—	—	—	—	—	—	(380)	(380)

Balance as of December 31, 1999	625,000	375,001	—	—	3	2	—	—	3,134	—	—	(380)	2,759

Issuance of Preferred B shares net of issuance expenses of NIS 61	—	—	208,329	—	—	—	1	—	10,183	—	—	—	10,184
Net loss	—	—	—	—	—	—	—	—	—	—	—	(3,880)	(3,880)

Balance as of December 31, 2000	625,000	375,001	208,329	—	3	2	1	—	13,317	—	—	(4,260)	9,063

Net loss	—	—	—	—	—	—	—	—	—	—	—	(7,254)	(7,254)

Balance as of December 31, 2001	625,000	375,001	208,329	—	3	2	1	—	13,317	—	—	(11,514)	1,809

Issuance of Preferred C shares net of issuance expenses of NIS 2,200	—	—	—	87,386,858	—	—	—	410	47,578	(630)	—	—	47,358
Beneficial conversion feature related to Preferred A and Preferred B shares	—	—	—	—	—	—	—	—	13,320	—	—	(13,320)	—
Issuance of Ordinary shares to the Chief Executive Officer	6,957,841	—	—	—	56	—	—	—	413	—	(469)	—	—
Deferred stock based compensation related to issuance of shares to the Chief Executive Officer	—	—	—	—	—	—	—	—	2,822	—	—	—	2,822
Stock based compensation related to options granted to consultants	—	—	—	—	—	—	—	—	1,286	—	—	—	1,286
Accrued interest and exchange rate differences on a loan to the Chief Executive Officer	—	—	—	—	—	—	—	—	4	—	(4)	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(15,414)	(15,414)

Balance as of December 31, 2002	7,582,841	375,001	208,329	87,386,858	59	2	1	410	78,740	(630)	(473)	(40,248)	37,861

The accompanying notes are an integral part of the consolidated financial statements.

TopSpin Medical, Inc.
(A Development Stage Company)
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIENCY) – (Continued)

											Non-	Deficit
											recourse	accumulated
	Number of outstanding shares				Share capital				Additional	Receivables	receivables	during the	Total
		Preferred				Preferred			paid-in	for shares	for shares	development	shareholders’
	Ordinary	A	B	C	Ordinary	A	B	C	capital	issued	issued	stage	equity
Balance as of December 31, 2002	7,582,841	375,001	208,329	87,386,858	59	2	1	410	78,740	(630)	(473)	(40,248)	37,861

Receivables in respect of Preferred C shares issued	—	—	—	—	—	—	—	—	25,828	630	—	—	26,458
Amortization of deferred stock based compensation	—	—	—	—	—	—	—	—	736	—	—	—	736
Deferred stock based compensation related to issuance of shares to the Chief Executive Officer	3,077,506	—	—	—	—	—	—	—	1,778	—	—	—	1,778
Stock based compensation related to options granted to consultants	—	—	—	—	—	—	—	—	19	—	—	—	19
Accrued interest and exchange rate differences on a loan to the Chief Executive Officer	—	—	—	—	—	—	—	—	(14)	—	14	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(27,693)	(27,693)

Balance as of December 31, 2003	10,660,347	375,001	208,329	87,386,858	59	2	1	410	107,087	—	(459)	(67,941)	39,159

Exercise of options	418,746	—	—	—	2	—	—	—	62	—	—	—	64
Amortization of deferred stock based compensation	—	—	—	—	—	—	—	—	677	—	—	—	677
Deferred stock based compensation related to issuance of shares to the Chief Executive Officer	630,793	—	—	—	—	—	—	—	615	—	—	—	615
Stock based compensation related to options granted to consultants	—	—	—	—	—	—	—	—	261	—	—	—	261
Accrued interest and exchange rate differences on a loan to the Chief Executive Officer	—	—	—	—	—	—	—	—	16	—	(16)	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(20,433)	(20,433)

Balance as of December 31, 2004	11,709,886	375,001	208,329	87,386,858	61	2	1	410	108,718	—	(475)	(88,374)	20,343

The accompanying notes are an integral part of the consolidated financial statements.

TopSpin Medical, Inc.
(A Development Stage Company)
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIENCY) – (Continued)

										Non-	Deficit
										recourse	accumulated
	Number of outstanding shares				Share capital				Additional	receivables	during the	Total
		Preferred				Preferred			paid-in	for shares	development	shareholders’
	Ordinary	A	B	C	Ordinary	A	B	C	capital	issued	stage	equity
Balance as of December 31, 2004	11,709,886	375,001	208,329	87,386,858	61	2	1	410	108,718	(475)	(88,374)	20,343

Conversion of Preferred A, B and C into Ordinary shares	104,378,107	(375,001)	(208,329)	(87,386,858)	477	(2)	(1)	(410)	(64)	—	—	—
Exercise of options	3,553,507	—	—	—	16	—	—	—	*) -	—	—	16
Issuance of ordinary shares net of issuance expenses of NIS 3,292	38,000,000	—	—	—	171	—	—	—	28,920	—	—	29,091
Issuance of options net of issuance expenses of NIS 378	—	—	—	—	—	—	—	—	3,339	—	—	3,339
Deferred stock based compensation related to issuance of shares to the Chief Executive Officer	630,793	—	—	—	—	—	—	—	(627)	—	—	(627)
Grant to the Chief Executive Officer	—	—	—	—	—	—	—	—	—	74	—	74
Amortization of deferred stock based compensation	—	—	—	—	—	—	—	—	486	—	—	486
Stock based compensation related to options granted to consultants	—	—	—	—	—	—	—	—	66	—	—	66
Accrued interest and exchange rate differences on a loan to the Chief Executive Officer	—	—	—	—	—	—	—	—	58	(58)	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	(14,325)	(14,325)

Balance as of December 31, 2005	158,272,293	—	—	—	725	—	—	—	140,896	(459)	(102,699)	38,463

Change of deferred stock compensation into liability as a result from accounting change	—	—	—	—	—	—	—	—	(6,768)	—	—	(6,768)
Exercise of options	634,374	—	—	—	3	—	—	—	38	—	—	41
Classification of liability into equity in respect of exercise of 634,374 options	—	—	—	—	—	—	—	—	451			451
Grant to the Chief Executive Officer	630,794	—	—	—	—	—	—	—	—	208	—	208
Accrued interest and exchange rate differences on a loan to the Chief Executive Officer	—	—	—	—	—	—	—	—	(14)	14	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	(38,803)	(38,803)

Balance as of December 31, 2006	159,537,461	—	—	—	728	—	—	—	134,603	(237)	(141,502)	(6,408)

*)	Less than NIS 1 thousand.
The accompanying notes are an integral part of the consolidated financial statements.

TopSpin Medical, Inc.
(A Development Stage Company)
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIENCY) – (Continued)

										Non-	Deficit
										recourse	accumulated
	Number of outstanding shares				Share capital				Additional	receivables	during the	Total
		Preferred				Preferred			paid-in	for shares	development	shareholders’
	Ordinary	A	B	C	Ordinary	A	B	C	Capital	issued	stage	equity
Balance as of December 31, 2006	159,537,461	—	—	—	728	—	—	—	134,603	(237)	(141,502)	(6,408)

Exercise of options	2,205,310	—	—	—	9	—	—	—	56	—	—	65
Classification of liability into equity in respect of exercise of 1,005,310 options	—	—	—	—	—	—	—	—	1,645	—	—	1,645
Repayment of loan to the Chief Executive Officer and Classification of liability into equity (note 6b)	—	—	—	—	—	—	—	—	9,220	237	—	9,457
Issuance of ordinary shares and warrants (series 3), net of issuance expenses of NIS 1,013	24,398,402	—	—	—	100	—	—	—	18,236	—	—	18,336
Net loss	—	—	—	—	—	—	—	—	—	—	(25,801)	(25,801)

Balance as of September 30, 2007 (Unaudited)	186,141,173	—	—	—	837	—	—	—	163,760	—	(167,303)	2,706

The accompanying notes are an integral part of the consolidated financial statements.

TopSpin Medical, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Period from
			inception
			(September 20,
	Nine months ended		1999) through
	September 30,		September 30,
	2007	2006	2007
Cash flows from operating activities:

Net loss	(25,801)	(19,083)	(153,983)
Adjustments to reconcile net loss to net cash used in operating activities (a)	4,506	3,023	37,275

Net cash used in operating activities:	(21,295)	(16,060)	(116,708)

Cash flows from investing activities:

Change in restricted deposit, net	(122)	—	(479)
Restricted cash in respect of issuance convertible debentures	52,242	—	—
Purchase of fixed assets	(487)	(280)	(7,969)
Proceeds from sale of fixed assets	—	—	40
Loan to the Chief Executive Officer	—	—	(231)

Net cash provided by (used in) investing activities:	51,633	(280)	(8,639)

Cash flows from financing activities:

Exercise of stock options	65	8	186
Proceeds from issuance of shares and warrants series 3 , net of issuance expenses	18,710	—	138,279
Proceeds from issuance convertible debentures and warrants series 2, net of issuance expenses	(2,292)	—	44,082

Net cash provided by financing activities:	16,483	8	182,547

Increase (decrease) in cash and cash equivalents	46,821	(16,332)	57,200
Cash and cash equivalents at beginning of period	10,379	37,160	—

Cash and cash equivalents at end of period	57,200	20,828	57,200

The accompanying notes are an integral part of the consolidated financial statements.

TopSpin Medical, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(Unaudited)

					Period from
					inception
					(September 20,
			Nine months ended		1999) through
			September 30,		September 30,
			2007	2006	2007
(a	)	Adjustments to reconcile net loss to net cash used in operating activities:
		Depreciation	572	702	6,053
		Capital loss from sale of fixed assets	—	—	25
		Interest and exchange rate differences on loan to the Chief Executive Officer	—	2	(35)
		Non-cash bonus to the Chief Executive Officer	241	326	789
		Interest on restricted deposit	(1,110)	(5)	(1,339)
		Change in fair value of liability in respect of warrants	(4,814)	—	(3,907)
		Change in fair value of conversion feature	(371)	—	3,669
		Change in fair value of embedded derivative	16	—	25
		Amortization of deferred issuance expenses and debentures discount	3,835	—	4,303
		Amortization of deferred stock based compensation related to employees	—		6,487
		Cumulative effect of change in accounting principle	—	238	238
		Change in fair value and amortization of stock options classified as a liability	679	2,399	10,077
		Amortization of deferred stock based compensation related to consultants	—	—	1,632
		Accrued severance pay, net	327	(104)	532
		Increase (decrease) in accounts receivable (including long-term receivables)	7	(1,142)	(2,287)
		Increase (decrease) in trade payables	(130)	306	1,163
		Increase in other accounts payable	5,254	301	9,850

		Total adjustments	5,406	3,023	37,275

(b	)	Supplemental disclosure of cash flow activities:
		Cash paid during the period for:

		Taxes paid due to non-deductible expenses	81	83	632

		Interest paid	32	—	324

(c	)	Supplemental disclosure of non cash flows activities:
		Purchase of fixed assets	—	—	149

		Non-recourse receivables in respect of shares issued	—	—	469

		Accrued issuance expenses	2,820	—	2,820

		Classification of liabilities into equity	10,865	6,317	11,316

		Beneficial conversion feature related to Preferred A and Preferred B shares	—	—	13,320

The accompanying notes are an integral part of the consolidated financial statements.

TopSpin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands,
except share and per share data
NOTE 1 – GENERAL
A.	TopSpin Medical, Inc. (“the Company”) and its subsidiary, TopSpin Medical (Israel) Ltd. (“the subsidiary” or “TopSpin”) are engaged in research and development of a medical MRI technology, the main application of which is interventional cardiology.

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

In the course of such activities, the Company and its subsidiary have sustained operating losses, have not generated revenues and have not achieved profitable operations or positive cash flows from operations. The Company’s deficit accumulated during the development stage aggregated to NIS 167,303 through September 30, 2007. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. The Company plans to continue to finance its operations with a combination of stock issuance and private placements. The Company has also alternative plans which include, among other, minimizing its expenses to the required level based on the financial situation. There are no assurances, however, that the Company will be successful in obtaining an adequate level of financing needed for the long term development and commercialization of its planned products.
B.	1.	On July 10, 2007, the Company obtained the written consent of all the holders of securities to an additional amendment to the terms of the private placement of bonds (series A) and warrants (series 2), replacing the bonds (series A) trustee, replacing the deed of trust of the bonds (series A) of November 21, 2006, as amended on April 30, 2007 (“the original deed of trust”) with an indenture (“the Indenture”) and an additional amendment to the warrant (series 2) of November 21, 2006, as amended on April 30, 2007.

The following description is a summary of the material modifications in the terms of the bonds (Series A) as contained in the Indenture and the certificate evidencing the bonds (Series A):
(a)	Security on bonds (series A):

Immediately after bonds (series A) are listed for trade on the Tel Aviv Stock Exchange (“the TASE”) the trustee will transfer to the Company all the amounts deposited in the trust account.

(b)	Listing for trade on the TASE:

The Company will make its best efforts and intends to take all necessary actions and to receive all required decisions, under the law, to list the bonds (Series A) on TASE and this within a period of ten (10) months from the date of issuance of the bonds (Series A), meaning until September 23, 2007 (See Note 1(B)(2)).

(c)	Early redemption of bonds (series A):

If the bonds (series A) are not listed for trade in the TASE within ten months from the date of the private placement, as stated in (b) above, the bonds (series A) will not be convertible into the Company’s shares and will be placed for immediate redemption.

TopSpin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NIS in thousands,
except share and per share data
(d)	The interest on the debentures:

According to the terms of the Indenture, the unsettled balance of the principal of bonds (series A) will bear annual interest at a rate of 6% (“the interest rate”) similarly to the rate established in the original deed of trust.

In addition, according to the terms of the Indenture, the Company will pay the holders of bonds (series A) additional annual interest at a rate of 1.75% in respect of the period commencing on November 23, 2006 and ending on November 30, 2007 such that the interest paid to the holders of bonds (series A) in respect of this period will be at an annual rate of 7.75%. Accordingly, upon the initial payment of interest, which similarly to the provisions of the original deed of trust will be on November 30, 2007 for the period commencing on the date of the private placement and ending on November 30, 2007, interest at a rate of 7.8986% will be paid (and not at a rate of 6.1151% according to the terms of the original deed of trust).

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

The Company will make its best efforts and intends to take all necessary actions and to receive all required decisions, under the law, to list the warrants (series 2) on the TASE and this within a period of ten (10) months from the private placement, meaning until September 23, 2007 (See Note 1(B)(2)).

(b)	Jurisdiction; applicable laws:

The sole jurisdiction in all matters pertaining to the warrant (series 2) will be with the authorized courts in the State of Delaware, pursuant to the laws of the State of Delaware (and not in Israel as determined in the original warrant (series 2).
2.	According to EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” and EITF 06-6 “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments”, the Company determined that the terms of the convertible debentures do not constitute a substantial change compared to the original terms. Consequently, a new effective interest rate was determined based on the carrying amount of the original debt instrument, adjusted for an increase in the fair value of an embedded conversion option (calculated as the difference between the fair value of the embedded conversion option immediately before and after the modification or exchange) resulting from the modification, and the revised cash flows.

In addition to the above changes, during the third quarter of 2007 additional deferred issuance costs in the amount of approximately NIS 1,870 were recorded in relation to the issuance of the bonds (series A) and warrants (series 2).

TopSpin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NIS in thousands,
except share and per share data
During 2007, the Company filed a registration statement pursuant to the United States Securities Act of 1933 (“the registration statement”) with the U.S. Securities and Exchange Commission (“SEC”) for the registration of the bonds (series A), warrants (series 2) and the shares underlying the conversion of the bonds (series A) and the exercise of the warrants (series 2). On September 11, 2007, the registration statement became effective. On September 17, 2007, the bonds (series A) and the warrants (series 2) and the shares underlying the conversion of the bonds (series A) and the exercise of the warrants (series 2) were listed for trade on the TASE. As a result the trustee transferred to the Company all the amounts deposited in the trust account (less tax and expenses relating to the management of the account).

The functional currency of the Company is nominal NIS and the exercise price of the warrants (series 2) is linked to the Israeli Consumer Price Index (“CPI”) accordingly, the Company continues to classify the warrants as a liability and remeasured at each reporting date until the date of settlement.
C.	On July 29, 2007 , TopSpin Medical (Israel) Ltd. (“the Subsidiary”), entered into a distribution agreement (“the agreement”), with Johnson & Johnson Medical Israel, a division of J-C Healthcare L.T.D. (the “distributor”) wherein the distributor was appointed as the exclusive distributor in Israel of an intravascular MRI catheter system developed by the Subsidiary used for imaging and characterizing the tissue composition of coronary plaque during a conventional cardiac catheterization procedure (the “product”). The distributor will purchase the product from the Subsidiary and will market and sell the Product to customers located in Israel. The appointment of the distributor as the exclusive distributor of the product in Israel is subject to distributor meeting certain periodic sales targets.

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

D.	On August 2, 2007, the Subsidiary received the CE Mark for its advanced generation intravascular MRI catheter. The advanced generation intravascular MRI catheter represents a further technological advancement in the miniaturization of the imaging probe and also integrates a number of probes in the catheter, enabling the imaging of longer vessel segments simultaneously.
NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited interim consolidated financial statements have been prepared as of September 30, 2007, in accordance with United States generally accepted accounting principles relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month and three-month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007
The significant accounting policies followed in the preparation of these financial statements are identical to those applied in the preparation of the latest annual financial statements except as detailed in a below:

TopSpin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NIS in thousands,
except share and per share data
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

3.	EITF 07-3

On June 27, 2007 EITF 07-3 “Accounting for Nonrefundable Advance Payments for Good or Services Received for Use in Future Research and Development Activities (“EITF 07-3”) was issued. EITF 07-3 provides that nonrefundable advance payments made for goods or services to be used in future research and development activities should be deferred and capitalized until such time as the related goods or services are delivered or are performed, at which point the amounts would be recognized as an expense. This standard is effective for new contracts entered into after January 1, 2008. The Company is currently evaluating the impact of adopting EITF 07-3.
NOTE 3 – CONTINGENT LIABILITIES
a.	Commitments to pay royalties to the Chief Scientist:

TopSpin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NIS in thousands,
except share and per share data
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

Through September 30, 2007, total grants obtained aggregate NIS 15,025.

b.	The subsidiary pledged a bank deposit which is used as a bank guarantee amounting to NIS 464 to secure its payments under lease agreements.
NOTE 4 – SHAREHOLDERS’ EQUITY
a.	Composition of share capital:

The Company’s authorized common stock consists of 500,000,000 shares with a par value of $ 0.001 per share. All shares have equal voting rights and are entitled to one non-cumulative vote per share in all matters to be voted upon by shareholders. The shares have no preemptive, subscription, conversion or redemption rights and may be issued only as fully paid and non-assessable shares. Holders of the common stock are entitled to equal ratable rights to dividends and distributions with respect to the common stock, as may be declared by the Board of Directors out of funds legally available. The common stocks are registered and publicly traded on the Tel-Aviv Stock Exchange.

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

TopSpin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NIS in thousands,
except share and per share data
On August 22, 2005, the Company effected a consolidation and distribution of its share capital in such a manner that 375,001 Preferred A shares of $ 0.001 were converted into 5,845,692 Ordinary shares, 208,329 Preferred B shares were converted into 11,145,557 Ordinary shares and 87,386,858 Preferred C shares were converted into 87,386,858 Ordinary shares.

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

The agreement determines that in case of lack of ability to repay the loan, the loan may be repaid only out of the return on the pledged shares. The CEO has also undertaken that if the first of the events detailed in the agreement occurs (such as the Company becomes an issuer, as defined by the Sarbanes-Oxley Act of 2002), he will repay the outstanding loan amount, if he is required to do so by TopSpin. In August 2005, the Company and the CEO signed an agreement that modifies the employment conditions of the CEO and revises the terms of the loan and the pledge. The first half of the $ 100,000 loan that the CEO received in order to purchase Company’s shares, including the accrued interest thereon, will become a grant at the end of the second anniversary of the IPO, and the other half at the end of the third anniversary of the IPO, provided that the CEO continues to be employed in TopSpin or is a consultant in TopSpin or in any of its related companies at such time. Accordingly, for the nine months ended September 30, 2006 and 2007 and the period from inception through September 30, 2007 amounts of NIS 108, NIS 241 and NIS 523, respectively became a grant and were recorded as expenses.

The Company has a repurchase option to buy the unvested shares from the CEO at price equal to its original purchase price.

Upon closing of the agreement 7/12 (seven twelfths) of the shares were immediately vested. The other portions of the shares are subject to the Company’s right of repurchase according to the following terms:
A.	The Company’s right of repurchase shall lapse on a monthly basis over four years period commencing on the date of execution of the original agreement.

B.	The Company’s right of repurchase shall lapse, with respect to 1/6 (one sixth) of the shares in the event that the Company achieves a milestone as defined in the agreement. This milestone has been achieved in September 2003.
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

TopSpin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NIS in thousands,
except share and per share data
Total compensation expenses (income) related to the CEO of NIS 927, NIS (70), NIS 73, NIS (70) and NIS 8,866 were recognized during the nine months ended September 30, 2006, 2007 and three months ended September 30, 2006, 2007 and for the period from inception through September 30, 2007, respectively.

3.	In December 2002, the Company granted fully vested options to holders of Ordinary shares, for their services, which are exercisable into 1,805,138 Ordinary shares of the Company at $ 0.001 per share. The options were exercised in September 2005 in consideration for NIS 7.

4.	In December 2002, the Company granted fully vested options to Hemisphere Capital Corp., for their services, which are exercisable into 1,590,668 Preferred C shares of the Company at $ 0.1886 per share. In September 2005, all the options were cash-less exercised into 170,247 Ordinary shares.

5.	On August 23, 2005, the Company increased its authorized share capital to 500 million Ordinary shares of $ 0.001 par value each.

6.	On August 25, 2005, the Company published a prospectus for the issuance of securities to the public in Israel. The securities were issued in 38 thousand units (“the units”) and the price per unit, as determined in a tender, was NIS 0.95 per unit. Each unit consisted of 1,000 Ordinary shares at NIS 0.95 per share and 600 options at no consideration.

As such, the Company has 22,800,000 registered options (series 1) which are exercisable into 22,800,000 Ordinary shares of $ 0.001 par value with an exercise price of NIS 1.1 per share, linked to the changes in the dollar/NIS exchange rate from August 25, 2005. The options are exercisable up to February 28, 2008. As of the balance sheet date, no options (series 1) have been exercised.

Net proceeds total approximately NIS 32,430 (net of issuance expenses of NIS 3,670). The net proceeds were allocated to the shares and options based on their relative market value.

7.	On April 19, 2007, the Company filed a registration statement pursuant to the United States Securities Act of 1933 (“the registration statement” and “Securities Act"' respectively) with the U.S. Securities and Exchange Commission (“SEC”) regarding the sale of Ordinary shares and warrants (series 3) and the shares resulting from the exercise of the warrants (series 3). On September 4, 2007, the registration statement became effective, and on September 17, the shares and warrants (series 3) were traded in the TASE.

In the context of the registration statement, the Company is entitled to offer up to 53,000,000 Ordinary shares and 26,500,000 warrants (series 3), offered in 26,500,000 Units (each consisting of 2 Ordinary shares and 1 warrant (series 3)), for a period of one year from the date the registration statement became effective.

On June 6, 2007, the Company issued 24,398,402 Ordinary shares which are listed for trade on the TASE together with 12,199,201 warrants (series 3) that are not listed for trade on the TASE (“the warrants” or “the warrants (series 3)”). The issued securities were issued in consideration for NIS 1.586 in cash per Unit. The total net proceeds from the issuance amounted to approximately NIS 18,336 thousands (net of issuance expenses of NIS 1,013 thousands) received in September 2007.

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

TopSpin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NIS in thousands,
except share and per share data
The shares that will result from the exercise of all the warrants (series 3) represented approximately 7.60% of the Company’s issued and outstanding share capital and voting rights prior issuing the Ordinary shares.

During the third quarter of 2007, additional deferred issuance costs in the amount of approximately NIS 374 were recorded in relation to the issuance of the Company’s Ordinary shares and warrants (series 3).
NOTE 5 – STOCK BASED COMPENSATION
a.	On September 25, 2007, the Board of Directors (“BOD”) approved to increase the total number of shares of common stock authorized for issuance pursuant to the Company’s 2003 Israeli Stock Option Plan by 15,000,000 shares of common stock to a total of 37,000,000 shares of common stock.
Issuance of options to employees, directors and consultants:
b.	On January 7, 2007 the General Meeting of the Shareholders of the Company approved the BOD’s resolutions for the issuance of 2,400,000 non-marketable options to the CEO, exercisable into 2,400,000 Ordinary shares of the Company (“the options”), for an exercise price of $ 0.1503 per share. The options are subject to the vesting terms pursuant to the following targets and goals:
1.	600,000 options vested as the Company obtained CE Mark approval for the intravascular MRI catheter for the coronary arteries developed by the Company (“the product”), during December 2006.
2.	960,000 options will vest once the Company obtains FDA approval for the product, if and when such approval is granted by November 15, 2007. The Company assumes that this approval will be achieved on time.

3.	840,000 options will vest upon the occurrence of one of the following events: (1) Receiving a memorandum of investment in Topspin Urology Ltd., or in any other company holding the intellectual property rights in requests and/or applications regarding intellectual property and the Company’s urology activities (“urology activities”), including through capital raising by the Company for the development of the urology activities, in an amount exceeding $1,000 by November 30, 2007, which would not include grants from the Office of the Chief Scientist; (2) The sale, transfer, grant of a license or any other transfer of all or substantially all of the urology activities or signing a memorandum or any other agreement in connection with said transfer by November 30, 2007; or (3) the Company’s BOD decision to independently finance the urology activities instead of locating available external financing, under the terms detailed above by November 30, 2007. The Company assumes that at least one of these events will occur.
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

TopSpin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NIS in thousands,
except share and per share data
On September 25, 2007, Erez Golan signed a notice stating that Mr. Golan will cease to act as President and CEO of the Company effective October 1, 2007 (the “Termination”) as detailed in Note 6a. In connection with the Termination, on September 25, 2007, the Company and Mr. Golan entered into an amendment to the option agreement dated January 7, 2007 (the “Option Amendment”) as follows:
1.	Options to purchase 600,000 shares of Common Stock of the Company, par value US$ 0.001 each, have already vested.

2.	As of the conclusion of Mr. Golan employment by the subsidiary which will occur on December 25, 2007, (the “Conclusion Date”), an aggregate of 900,000 Options shall vest.

3.	An additional 240,000 Options shall vest on a quarterly basis over a two years period after the Conclusion Date, with 30,000 Options vesting at the end of each quarter; Notwithstanding the above, any unvested portion of such Options will become immediately vested upon the termination by TopSpin of the consulting agreement with the Optionee for any reason, other than Optionee’s unwillingness to comply with Topspin’s Board of Directors or CEO’s reasonable requests pursuant to the Optionees obligations under the such consulting agreement.

4.	Upon the Conclusion Date, the remaining 660,000 Options shall terminate and expire.
All other terms and conditions, including terms and conditions of expiration and termination of the Options, voting rights and adjustments, which are set forth in the Plan, shall apply to the Options.

c.	On September 25, 2007, the BOD of the Company approved the appointment of Yaron Tal to serve as President and CEO of the Company and of the Subsidiary effective October 1, 2007 (for further details refer to Note 6d). On September 25, 2007, the BOD approved the grant of an option to Mr. Tal for the purchase of up to 10,000,000 shares of the Company’s common stock at a weighted-average exercise price per share of $0.13545 pursuant to the Company’s 2003 Israeli Stock Option Plan. The Options shall vest in accordance with the following schedule: (i) 2,500,000 underlying shares with an exercise price per share of $0.1819 shall vest on September 25, 2008; (ii) 625,000 underlying shares with an exercise price per share of $0.1509 shall vest on the last day of each of the four quarters following September 25, 2008; (iii) 625,000 underlying shares with an exercise price per share of $0.12 shall vest on the last day of each of the four quarters following September 25, 2009; and (iv) 625,000 underlying shares with an exercise price per share of $0.089 shall vest on the last day of each of the four quarters following September 25, 2010. Notwithstanding the foregoing vesting schedule, all unvested options shall become vested immediately following a change in control of the Company or the sale of all or substantially all of the assets of the Company.

The fair value of the options at grant date is estimated to be approximately NIS 5,014. The fair value is calculated according to the Binomial model with expected annual volatility of 64% calculated on the date of grant and based on the known share price on the grant date (NIS 0.734 per share), annual risk-free interest rates of 4.3% calculated on the grant date and forfeiture rates of 0%. Compensation expenses related to options granted to the CEO were recorded to general and administrative expenses.

On September 25, 2007, the Board approved also the grant of 3,200,000 options for the purchase of up to 3,200,000 shares of the Company’s common stock to employees and consultants of the subsidiary at an exercise price per share of $0.1819 pursuant to the Company’s 2003 Israeli Stock Option Plan.

d.	1.	A summary of the Company’s share option activities for options granted to employees under the plans excluding performance base options is as follows:

TopSpin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NIS in thousands,
except share and per share data

	Nine months ended September 30, 2006
			Weighted
			average
		Weighted	remaining	Aggregate
		average	contractual	intrinsic
		exercise	terms	value
	Number	Price	(in years)	price
Options outstanding at January 1, 2006	9,293,800	$0.054
Options granted	1,965,000	$0.132
Options exercised	(223,749)	$0.006
Options forfeited	(546,251)	$0.035

Options outstanding at September 30, 2006	10,488,800	$0.071	8.2	3,670

Options vested and expected to vest at September 30, 2006	10,488,800	$0.071	8.2	3,670

Options exercisable at September 30, 2006	4,725,738	$0.088	7.3	2,066

	Nine months ended September 30, 2007
			Weighted
			Average
		Weighted	Remaining	Aggregate
		average	Contractual	intrinsic
		exercise	terms	Value
	Number	Price	(in years)	Price
Options outstanding at January 1, 2007	9,982,860	$0.073
Options granted	12,550,000	$0.145
Options exercised	(2,205,310)	$0.007
Options forfeited	(707,000)	$0.061

Options outstanding at September 30, 2007	19,620,550	$0.127	9.1	5,371

Options vested and expected to vest at September 30, 2007	18,997,723	$0.126	9.1	5,288

Options exercisable at September 30, 2007	4,052,989	$0.114	7.1	2,279

TopSpin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NIS in thousands,
except share and per share data
2.	A summary of the activity under the performance share based options granted to employees as follows:

	Nine months ended September 30, 2006
			Weighted
			average
		Weighted	remaining	Aggregate
		average	contractual	Intrinsic
		exercise	terms	Value
	Number	Price	(in years)	Price
Options outstanding at January 1, 2006	—	—
Options granted	1,000,000	$0.149

Options outstanding at September 30, 2006	1,000,000	$0.149	9.7	—

Options vested and expected to vest at September 30, 2006	1,000,000	$0.149	9.7	—

Options exercisable at September 30, 2006	—	—	—	—

	Nine months ended September 30, 2007
			Weighted
			average
		Weighted	remaining	Aggregate
		average	contractual	Intrinsic
		exercise	terms	Value
	Number	Price	(in years)	Price
Options outstanding at January 1, 2007	1,000,000	$0.149
Options granted	2,400,000	$0.150

Options outstanding at September 30, 2007	3,400,000	$0.150	9.1	387

Options vested and expected to vest at September 30, 2007	2,740,000	$0.150	9.1	313

Options exercisable at September 30, 2007	1,025,000	$0.150	9.1	117

3.	The weighted-average grant-date fair value of options granted to employees during the nine months ended September 30, 2007 was NIS 0.489 per option. The aggregate intrinsic value represents the total intrinsic value (the difference between the Company’s closing stock price on the last trading day of September 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2007. This amount change based on the fair market value of the Company’s stock. Total intrinsic value of options exercised by employees for the nine months ended September 30, 2007 was NIS 1,645 As of September 30, 2007, there was NIS 6,552 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted to employees under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 2.2 years.
4.	The Company’s outstanding options to employees as of September 30, 2007, have been separated into ranges of exercise prices as follows:

				Weighed
				average
	Options for	Exercise		remaining
Issuance	Ordinary	price	Options	contractual
Date	shares	per share	exercisable	terms
March 2000 - August 2001	155,300	$2	155,300	2.7
September 2002	2,000	$12	2,000	5.0
July — October 2003	710,000	$0.001	710,000	5.8
April — August 2004	1,343,250	$0.02	1,006,626	6.7
July — August 2005	2,985,000	$0.02	1,619,375	7.8
April 2006	750,000	$0.125	234,375	8.5

TopSpin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NIS in thousands,
except share and per share data

				Weighed
				average
	Options for	Exercise		remaining
Issuance	Ordinary	price	Options	contractual
Date	shares	per share	exercisable	terms
June 2006	1,705,000	$0.149	645,313	8.7
September 2006	420,000	$0.111	105,000	9.0
January 2007	2,400,000	$0.150	600,000	9.3
September 2007	2,500,000	$0.089	—	10.0
September 2007	2,500,000	$0.120	—	10.0
September 2007	2,500,000	$0.151	—	10.0
September 2007	5,050,000	$0.182	—	10.0
5.	Compensation income (expenses) related to options granted to employees were recorded to research and development expenses and general and administrative expenses, as follows:

					Period from
					inception
					(September 20,
	Nine months ended		Three months ended		1999) through
	September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007
Research and development expenses	(467)	938	(648)	220	3,094

General and administrative expenses	(536)	1,296	(1,658)	135	9,943

	(1,003)	2,234	(2,306)	355	13,037

e.	1. A summary of the Company’s share option activities for options granted to non-employees under the plans excluding performance base options is as follows:

	Nine months ended September 30, 2006
			Weighted
			Average
		Weighted	Remaining	Aggregate
		average	contractual	intrinsic
		exercise	Terms	value
	Number	Price	(in years)	price
Options outstanding at January 1, 2006	1,419,135	$0.216
Options granted	450,000	$0.114
Options forfeited	(37,500)	$2

Options outstanding at September 30, 2006	1,831,635	$0.154	8.0	415

Options exercisable at September 30, 2006	1,002,533	$0.215	7.0	292

TopSpin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NIS in thousands,
except share and per share data

	Nine months ended September 30, 2007
			Weighted
			Average
		Weighted	Remaining	Aggregate
		average	contractual	intrinsic
		exercise	Terms	Value
	Number	Price	(in years)	Price
Options outstanding at January 1, 2007	1,831,635	$0.154
Options granted	650,000	$0.182
Options forfeited	(375,000)	$0.111

Options outstanding at September 30, 2007	2,106,635	$0.170	7.5	741

Options exercisable at September 30, 2007	1,288,003	$0.179	6.2	661

2.	A summary of the activity under the performance share-based options granted to non-employees is as follows:

Nine months ended September 30, 2006
Weighted
Average
		Weighted	Remaining	Aggregate
		average	contractual	intrinsic
		exercise	Terms	value
	Number	Price	(in years)	price
Options outstanding at January 1, 2006	—	—
Options granted	1,430,000	$0.114

Options outstanding at September 30, 2006	1,430,000	$0.114	9.9

Options exercisable at September 30, 2006	—	—	—	—

	Nine months ended September 30, 2007
			Weighted
			Average
		Weighted	Remaining	Aggregate
		average	contractual	intrinsic
		exercise	Terms	value
	Number	Price	(in years)	price
Options outstanding at January 1, 2007 and September 30, 2007	1,200,000	$0.111	9.0	323

Options exercisable at September 30, 2007	300,000	$0.111	9.0	81

3.	The weighted-average grant-date fair value of options granted to employees during the nine months ended September 30, 2007 was NIS 0.498 per option. The aggregate intrinsic value represents the total intrinsic value (the difference between the Company’s closing stock price on the last trading day of September 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by

TopSpin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NIS in thousands,
except share and per share data
the option holders had all option holders exercised their options on September 30, 2007. This amount change based on the fair market value of the Company’s stock. Total intrinsic value of options exercised by employees for the nine months ended September 30, 2007 was NIS 1,645. As of September 30, 2007, there was NIS 6,552 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted to employees under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 2.2 years.
4.	The Company’s outstanding options to non-employees under the Company’s stock option plans as of September 30, 2007 are as follows:

				Weighed
				average
	Options for			remaining
	Ordinary	Exercise price	Options	contractual
Issuance date	shares	per share	exercisable	terms
January — June 2002	14,010	$12	14,010	5.0
May 2003 - July 2004	1,202,000	$0.05	1,150,750	6.0
July — August 2005	165,625	$0.02	99,805	7.8
April 2006	75,000	$0.125	23,438	8.5
September 2006	1,200,000	$0.111	300,000	9.0
September 2007	650,000	$0.182	—	10
5.	Compensation income (expenses) related to options granted to non-employees were recorded to research and development expenses and general and administrative expenses, as follows:

					Period from
					inception
					(September 20,
	Nine months ended		Three months ended		1999) through
	September 30,		September 30,		September 30,
	2007	2006	2007	2006	2006
Research and development expenses	153	142	(72)	12	942

General and administrative expenses	(116)	23	(127)	8	1,700

	37	165	(199)	20	2,692

NOTE 6 – RELATED PARTIES TRANSACTIONS
a.	On January 7, 2007, the general meeting of the shareholders of the Company approved the BOD’S resolutions as follows:
1.	Monetary grant:

The CEO will be entitled to receive a monetary grant from the Company, calculated on the basis of the Company’s revenues from product sales for 2007 (“the Company’s revenues”). Such grant will equal 10% of the Company’s revenues, from $ 250 up to $ 500 and 5% of the Company’s revenues exceeding $ 500. The Company’s revenues will be examined every calendar quarter in 2007. The amount of the grant will be

TopSpin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NIS in thousands,
except share and per share data
examined and paid pro rata to the accrued revenues as of January 1, 2007 until the end of each quarter (less any amount paid on account of the grant for the previous quarters). The grant will be paid to the CEO within 14 days from the date of approval of the interim financial statements by the board.

2.	Amendment to employment terms:

The CEO will be entitled to an updated monthly salary, to be paid for the period starting November 17, 2006, in a total of NIS 55, linked to the Israeli CPI published on November 16, 2006 until the known CPI on the date of actual payment.

On September 25, 2007, Erez Golan signed a notice stating that Mr. Golan will cease to act as President and CEO of the Company effective October 1, 2007, and his employment with the Subsidiary will be terminated on December 25, 2007 (the “Termination”). In connection with the Termination, on September 25, 2007, the Subsidiary agreed to pay Mr. Golan the amount of $10,000 pursuant to the terms of Mr. Golan’s employment agreement dated December 9, 2002, as amended, and to pay Mr. Golan a bonus in the amount of $20,000 pursuant to the conditions set forth in Mr. Golan’s termination notice letter dated September 25, 2007.

Also, in connection with the Termination, on September 25, 2007, the Subsidiary and Mr. Golan entered into a consulting agreement pursuant to which Mr. Golan will serve as a consultant to the Subsidiary and perform consulting services reasonably requested by the Subsidiary commencing on December 26, 2007 until December 26, 2009. The Consulting Agreement shall automatically renew for additional terms of one year. Either party may terminate the Consulting Agreement, at any time, and for any reason or for no reason whatsoever, upon the provision of 90 days advance written notice, and the Subsidiary may terminate the Consulting Agreement effective immediately provided the Subsidiary has cause to do so.

Mr. Golan will provide the Subsidiary an average of 5 business days of consulting per month (which average will be computed on a quarterly basis), in consideration for which the Subsidiary will pay Mr. Golan a fee of $7,750 per month. In the event Mr. Golan provides at least 15 business days of consulting in a quarterly period, the Subsidiary will pay Mr. Golan an additional fee of $1,500 for each additional business day of consulting supplied by Mr. Golan during such quarterly period.

The Subsidiary shall own all rights, title and interest in patents, intellectual property rights and other inventions arising from Mr. Golan’s provision of Services pursuant to the Consulting Agreement. Mr. Golan has entered into confidentiality, non-compete and non-solicitation covenants under the Consulting Agreement as more fully described therein.

Mr. Golan is a director of the Company and beneficially owns five percent or more of the outstanding shares of the Company’s common stock.
b.	On March 4, 2007, the General Meeting of the Shareholders of the Company approved to amend the terms of the loan to the CEO detailed in Note 4b2, such that the conversion of the entire outstanding loan into a grant is accelerated to March 4, 2007, and the pledge is cancelled. As such, on March 4, 2007, TopSpin paid a cash bonus to the CEO in the amount outstanding under the loan and the CEO repaid the loan with the bonus amount.
c.	During April 2007, the Company entered into an agreement with Israel Seed IV, L.P., the Pitango group and the Giza group, the controlling shareholders in the Company (“the controlling shareholders”) according to which the controlling shareholders will extend a dollar loan totaling U.S. $ 500,000 (“the loan”) to the Company by April 30, 2007. The loan shall bear annual interest at a rate of 5.03% and shall be repaid upon receiving the proceeds from the listing for trade of the Company’s securities at an estimated U.S. $ 4 million at the least, but in any event no later than July 31, 2007. The loan has been fully repaid in June 2007, and is no longer outstanding.

TopSpin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NIS in thousands,
except share and per share data
d.	On September 25, 2007, the Board of Directors of the Company approved the appointment of Yaron Tal to serve as President and CEO of the Company and of the Subsidiary effective October 1, 2007.

In connection with the Election, on September 25, 2007, the Subsidiary and Mr. Tal entered into an employment agreement (the “Employment Agreement”). Under the Employment Agreement, Mr. Tal will receive a monthly gross salary of NIS 65 (the “Salary”), and the Salary will be linked to, and adjusted on a quarterly basis in accordance with, the Israeli Consumer Price Index to account for the cost of living in Israel. Mr. Tal also will receive benefits such as a company car, a cellular phone, managers insurance and an education fund, and he will be entitled to reimbursement of reasonable expenses incurred by him in the performance of his duties. The Employment Agreement provides that Mr. Tal may earn bonuses upon satisfaction of certain performance objectives as determined by the Board of up to 7.5 times the monthly Salary for the period commencing on October 1, 2007 and ending on December 31, 2008 (the “Initial Target Period”) and of up to 6 times the monthly Salary for calendar years thereafter. Notwithstanding the foregoing, Mr. Tal shall automatically receive a bonus of 4.5 times the monthly Salary with respect to the Initial Target Period. The Subsidiary shall own all rights, title and interest in patents, intellectual property rights and other inventions arising from Mr. Tal’s provision of services pursuant to the Employment Agreement. Mr. Tal has entered into confidentiality, non-compete and non-solicitation covenants under the Employment Agreement as more fully described therein. On or before October 1, 2008, either party may terminate the Employment Agreement, at any time, and for any reason or for no reason whatsoever, upon the provision of written notice which notice of termination shall become effective four months from the date of such notice, and after October 1, 2008, such notice of termination shall become effective six months from the date of such notice (such four or six month period, as the case may be, being referred to as the “Notice Period”). Unless waived by the Subsidiary, Mr. Tal shall continue his course of employment with Subsidiary during the first half of the Notice Period. Mr. Tal may, but shall not be required to, continue his course of employment with Subsidiary during the second half of the Notice Period. The Subsidiary may terminate the Employment Agreement effective immediately provided the Subsidiary has cause to do so.

Furthermore, in connection with the Election, on September 25, 2007, the Board approved the grant of an option to Mr. Tal for the purchase of up to 10,000,000 shares of the Company’s common stock as described in Note 5c.
NOTE 7 – SUBSEQUENT EVENTS
On October 2, 2007, the Subsidiary filed a marketing application with the United States Food and Drug Administration (the “FDA”) in order to obtain the FDA’s approval to market our first generation IVMRI catheter in the United States.

Item 2. Management’s Discussion and Analysis or Plan of Operation.
     The following discussion is intended to assist you in understanding our financial condition and plan of operations. You should read the following discussion along with our financial statements and related notes included in this Quarterly Report on Form 10-QSB.
Overview
     We, through our subsidiaries, TopSpin Medical (Israel) Ltd. (“TopSpin Israel”) and TopSpin Urology Ltd. (“TopSpin Urology”), design, research, develop and manufacture imaging devices that utilize MRI technology by means of miniature probes that image various body organs. In 1999, we began researching and developing this technology for use in the diagnosis and therapy guidance of heart disease and more specifically of heart attacks. Recently, we started to develop a product for imaging prostate cancer.
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
     In 2006, we began to develop our technology for imaging prostate cancer. A system is being developed for urology clinics, which consists of an external console and an integrated endo-rectal MRI and ultrasound probe. The system is designed for the detection of prostate cancer, in a way which could potentially aid urologists in guiding prostate biopsies, staging of prostate cancer and guiding local treatment such as cryo- and brachy-therapy. We completed the development of a preliminary prototype of the urology system for testing the detection capabilities in excised human prostates.
     From the time of our incorporation, we have been engaged in the research and development of our imaging technology, specifically the IVMRI catheter, and development and improvement of the IVMRI catheter prototype through pre-clinical and clinical trials. As of the date of this report, we have not yet recorded any sales of our product. In December 2006, we received the CE Mark for our first generation IVMRI catheter, which is the required regulatory approval for marketing a product in Europe and began marketing efforts in Europe. In August 2007, we received the CE Mark for our advanced generation IVMRI catheter. We are working toward the completion of the required regulatory approval of the IVMRI catheter in the United States, and in October 2007, we filed a marketing application with the United States Food and Drug Administration (the “FDA”) in order to obtain the FDA’s approval to market our first generation IVMRI catheter in the U.S. Also, before sales operations in the U.S. may begin, we must establish an effective organization for marketing and sales of the IVMRI catheter.
Plan of Operation
     We have not had any revenues from operations since the time of our inception in September 1999. We have financed our operations principally through private and public sales of equity securities, convertible notes and through grants from the Office of the Chief Scientist of the Israeli Ministry of Industry, Trade and Labor, an Israeli governmental agency. In September 2005, we raised net proceeds of 32,430,000 NIS (approximately $8,081,000) through the sale of Common Stock and Series 1 Warrants in an initial public offering on the Tel Aviv Stock Exchange (“TASE”). In November 2006, we raised net proceeds of 41,635,000 NIS (approximately $10,375,000) through the sale of Series A Convertible Bonds and Series 2 Warrants in a private placement. In June 2007, we raised net proceeds of 18,336,000 NIS (approximately $4,569,000) through the sale of Common Stock and Series 3 Warrants.
     As of September 30, 2007, our assets were approximately 66,735,000 NIS (approximately $16,629,000), of which cash and cash equivalents were approximately 57,200,000 NIS (approximately $14,253,000). As of September 30, 2007, our liabilities were approximately 69,441,000 NIS (approximately $17,304,000).

     On October 2, 2007, we filed a 510(k) application with the FDA to market the IVMRI catheter in the U.S. We expect to receive the FDA’s response within three months of the date of filing. In the event that the FDA requires additional testing to be conducted, the timelines would be delayed. Also, in the event that the FDA requires us to file a PMA, the timelines until we may market the IVMRI in the United States would be further delayed.
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
     In the field of urology, we plan to develop a clinical prototype in urology for conducting clinical studies.
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
     We estimate that we can satisfy our cash requirements and will not have to raise additional funds in the next twelve months.
     Our assessment of our cash needs constitutes a presumption based on the pace of our cash expenses, the grants by the Office of the Chief Scientist of the Israeli Ministry of Industry, Trade and Labor (“OCS”) through the date of this report, the current stages of development of our products, an assessment regarding the conceivable technological and engineering challenges in the course of the development of our products, the projected development times, the pre-clinical and clinical trials required along with their projected timetable, the regulatory procedures required in connection with the clinical trials, the demand for our product and the costs of product sales. Our actual operations may be affected by technological or engineering difficulties, deviation from the timetables for the pre-clinical and clinical trials, unexpected regulatory problems, changes in regulatory laws, low demand for our products or the effects of competition.
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
     Our shares are traded in Israel in NIS. Our options granted to employees, directors and consultants are exercisable in U.S. Dollars. Our functional currency and the currency in which our employees are paid is NIS. Accordingly, until December 31, 2005, we considered all option plans as variable plans and thus the intrinsic value of all vested options is remeasured at each reporting date until the date of settlement. As of January 1, 2006, the fair value of the vested portion of the options was classified as a liability and remeasured at each reporting date until the date of settlement. In addition, an expense of 238 NIS was recorded on January 1, 2006 as a cumulative effect of a change in accounting principle. Compensation cost for each period until settlement shall be based on the change in the fair value of the options for each reporting period based on the binomial method. We recognize compensation expenses of the value of our options based on the accelerated method over the requisite service period of each of the options.
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
     In accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and potentially settled in a Company’s Own Stock” (EITF 00-19), we recorded the consideration paid for the Convertible Bonds and Series 2 Warrants as a liability. The Series 2 Warrants were recorded as a liability based on their fair value. According to EITF 05-2, “The meaning of conventional convertible Debt Instrument in Issue No. 00-19” the Convertible Bonds are considered as non conventional convertible debentures. As such, the bifurcation of the conversion feature was required. In addition, we considered the commission of 2% to be paid to the placement agent of the Convertible Bonds and Series 2 Warrants placement in November 2006 upon the conversion of the Convertible Bonds as an embedded derivative. The fair value of the embedded derivative was recorded as a liability. We estimated the fair value of the abovementioned liabilities using a binomial model, except that following the listing of the Series 2 Warrants for trade on the TASE we estimated this liability based on its market value. The binomial model requires the use of several assumptions made by us, which affect the estimated fair value of the liabilities. The significant assumption we used in determining the fair value of the abovementioned liabilities is the expected volatility — expected volatility estimation is based on historical volatilities from traded stock of similar companies and on historical volatility of the market price of our shares of Common Stock on the TASE.
Off-Balance Sheet Arrangements
Commitments to Pay Royalties to the Chief Scientist
     TopSpin Israel obtains grants from the OCS for participation in research and development and, in return, is obligated to pay royalties amounting to 3% of sales during the first three years from the start date of the repayments and 3.5% of sales from the fourth year until the full repayment of the grants. The grants are linked to the exchange rate of the dollar and bear interest of LIBOR per annum. As of September 30, 2007, the total amount of grants obtained equals approximately 15,025,000 NIS (approximately $3,744,082).
Offices Lease Commitments
     In July 2003, TopSpin Israel signed an agreement with a third party for the lease and maintenance of a space where we maintain our offices, laboratories and a “clean room” for the production of our products for a period of five years. The total annual rent and maintenance expenses are approximately 642,000 NIS (approximately $160,000). Future rental commitments under this lease agreement as of September 30, 2007, are 642,000 NIS (approximately $160,000) for the first year and 53,500 NIS (approximately $13,000) for the second year, totaling 695,500 NIS (approximately $173,000).
     In December 2006, TopSpin Israel entered into an additional five-year lease agreement with the third party for the lease of additional space at the same facility at a cost of approximately 120,000 NIS (approximately $30,000) annually starting February 2007. As part of this additional lease agreement, the lessor participated in investment in leasehold improvements. If TopSpin Israel abandons the leased space after 22 months of the lease, it will become liable for the payment of additional expenses in the amount of approximately 100,000 NIS (approximately $25,000). Future rental commitments under this additional lease agreement as of September 30, 2007 total 550,000 NIS (approximately $137,000).

Bank Guarantee for Offices Lease
     According to the offices lease agreements, TopSpin pledged a bank deposit, which is used as a bank guarantee, amounting to approximately 464,000 NIS (approximately $116,000) as of September 30, 2007 to secure its payments under the lease agreements.
Motor Vehicles Lease Commitment
     TopSpin Israel leases motor vehicles under operating lease agreements for 36 months. The monthly lease payments are approximately 54,000 NIS (approximately $13,000) as of September 30, 2007. The Company paid the last three months of the lease in advance. Future rental commitments under the existing lease agreement as of September 30, 2007 are 594,000 NIS (approximately $148,000) for the first year, 111,500 NIS (approximately $28,000) for the second year and 2,000 NIS (approximately $498) for the third year, for amounts totaling 707,500 NIS (approximately $176,302).

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
     As of September 30, 2007, our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on such evaluation, our management concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.
     There have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Securities
     During the three months ended September 30, 2007, a total of 1,200,000 unregistered options under the 2003 Israeli Stock Option Plan have been exercised for 1,200,000 shares of the Company’s Common Stock. The following list describes information regarding the exercise of these options during such period. All sales were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, or under Regulation S promulgated thereunder as offshore sales to non-United States persons:
•	1,200,000 options for shares of Common Stock were exercised by 4 employees and ex-employees of TopSpin Medical (Israel) Ltd. with gross proceeds of 29,853 NIS (approximately $7,439).
Use of Proceeds from Best-Efforts, Direct Public Offering
     Our registration statement on Form SB-2 (Commission File No. 333-142242) covering our best-efforts, direct public offering of up to 26,500,000 Units (each Unit consisting of (i) two shares of our Common Stock and (ii) one Series 3 Warrant to purchase one share of our Common Stock) was declared effective by the SEC on June 4, 2007. The offering commenced on June 5, 2007, and as of November 8, 2007, the offering has not terminated.
     The Units are being offered through certain of our executive officers and directors, to whom no commissions or other compensation will be paid on account of such activities. This offering is being conducted without any involvement of underwriters or selling agents.
     We registered 26,500,000 Units (which in the aggregate consists of (i) 53,000,000 shares of Common Stock and (ii) 26,500,000 Series 3 Warrants, of which Series 3 Warrants there are 26,500,000 underlying shares of Common Stock) at an offering price of 1.586 New Israeli Shekels (“NIS”) per Unit, yielding an aggregate, registered offering price of approximately 42,029,000 NIS. As of November 8, 2007, we have sold 12,199,201 Units, and the aggregate offering price of such sold amount is approximately 19,348,000 NIS.
     From June 4, 2007 to September 30, 2007, we incurred the following expenses in connection with our best-efforts, direct public offering in the following amounts (as approximated, in thousands):

Underwriting discounts and commissions	—
Finders’ fees	—
Expenses paid to or for our underwriters	—
Other expenses	1,012 NIS
Total expenses	1,012 NIS
     No payments for any of the foregoing expenses were made directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates.
     Net proceeds to us from the sale of 12,199,201 Units based on the offering price of 1.586 NIS per Unit, after deducting the aforementioned expenses of approximately 1,012,000 NIS payable by us, were approximately 18,336,000 NIS.
     From June 4, 2007 to September 30, 2007, the net proceeds have been used by us for the following purposes in the following amounts (as approximated, in thousands):

Construction of plant, building and facilities	—
Purchase and installation of machinery and equipment	—
Purchase of real estate	—
Acquisition of other business	—
Repayment of indebtedness	3,128 NIS
Working capital	—
Temporary investments	—
Other purposes (total) (for which at least 401,300 NIS has been used based upon exchange rate of 4.013 NIS for 1 U.S. Dollar on September 30, 2007)
(1) Funds transferred to TopSpin Medical (Israel) Ltd. as advance payment on TopSpin Medical (Israel) Ltd. shares of common stock	12,551 NIS
Total	15,679 NIS

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
Item 4. Submission of Matters to a Vote of Security Holders.
     On July 10, 2007, stockholders holding at least the majority of our outstanding shares, consented in writing to certain amendments to the terms of our Series 2 Warrants as follows:

Votes
For	96,537,891 shares
Against	—
Withheld	—
Abstentions	—
Broker Non-Votes	—
Item 5. Other Information.
     On November 8, 2007, the Board of Directors (the “Board”) of TopSpin Medical, Inc. (the “Company”) amended and restated the Company’s bylaws (the “Amended and Restated Bylaws”) to increase the number of members on the Board to eight members.
     On November 8, 2007, the Board (i) elected Yaron Tal, the Company’s President and Chief Executive Officer, to serve as a member of the Board, for the purpose of filling the newly created vacancy in the Board resulting from the Board’s adoption of the Amended and Restated Bylaws, to serve and to hold such office until the next annual meeting of the Company’s stockholders or until his earlier resignation or removal, and (ii) elected Mr. Tal to serve as a member of the Board’s Compensation Committee, effective same day. Mr. Tal is not a party to any transaction with the Company that would require disclosure under Item 404(a) of Regulation S-B. Under the terms of Mr. Tal’s employment agreement with the Company, the Company gave Mr. Tal the option to resign from his position as the Company’s President and Chief Executive Officer and to terminate his employment agreement with the Company in the event that Mr. Tal was not appointed as a member of the Board and as a member of the Board’s Compensation Committee by November 30, 2007, or in the event that following such appointment and prior to November 30, 2007 said appointment is terminated.
     Since October 1, 2007, Mr. Tal has served as the President and Chief Executive Officer of the Company. Prior to that time, Mr. Tal was President and Chief Executive Officer of Galil Medical Ltd. between 2003 and 2007. Prior to joining Galil, Mr. Tal served as Chief Financial Officer and acting manager of DEP Technology Holding Ltd. Mr. Tal earned a Bachelor of Arts degree in Economics and Accounting from Hebrew University, and he earned a Masters of Business Administration degree from Ben Gurion University. Mr. Tal currently holds an Israeli C.P.A. license.
     A copy of the Amended and Restated Bylaws is attached hereto as Exhibit 3.2 and is incorporated herein by reference. The foregoing description of the Amended and Restated Bylaws is qualified in its entirety by reference to the full text of the Amended and Restated Bylaws.

Item 6. Exhibits.
     The following exhibits are filed herewith:

Exhibit
Number	Description of Document
3.2	Amended and Restated By-Laws

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification Furnished pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOPSPIN MEDICAL, INC.

November 8, 2007	By:	/s/ Yaron Tal Name: Yaron Tal
Title: Chief Executive Officer

November 8, 2007	By:	/s/ Eyal Kolka Name: Eyal Kolka
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description of Document
3.2	Amended and Restated By-Laws

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification Furnished pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002