Form 10KSB
period 2007-12-31
TOPSPIN MEDICAL INC
filed 2008-03-04
CIK 1211805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to
Commission File Number: 333-144472
TOPSPIN MEDICAL, INC.
(Name of small business issuer in its charter)

Delaware	510394637
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Global Park
2 Yodfat Street, Third Floor
North Industrial Area
Lod 71291
Israel
(Address of principal executive offices)
Issuer’s telephone number: 972-8-9200033
Securities registered under section 12(b) of the Exchange Act: Not applicable
Securities registered under section 12(g) of the Exchange Act: Not applicable
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State issuer’s revenues for its most recent fiscal year. $0
As of March 1, 2008, 186,229,320 shares of the registrant’s Common Stock, $0.001 par value per share, were outstanding. As of such date, the aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant was approximately $6,769,858. Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the Tel Aviv Stock Exchange on March 1, 2008. For purposes of determining this amount only, the registrant has defined affiliates as including the executive officers and directors of the registrant on March 1, 2008.
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

PART I
This Annual Report on Form 10-KSB for the fiscal year ending December 31, 2007 contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Those statements are therefore entitled to the protection of the safe harbor provisions of these laws. These forward-looking statements, which are usually accompanied by words such as “may,” “might,” “will,” “should,” “could,” “intends,” “estimates,” “predicts,” “potential,” “continue,” “believes,” “anticipates,” “plans,” “expects” and similar expressions, involve risks and uncertainties, and relate to, without limitation, statements about our market opportunities, our strategy, our competition, our projected revenue and expense levels and the adequacy of our available cash resources. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or forecasted in, or implied by, such forward-looking statements.
Although we believe that the expectations reflected in these forward-looking statements are based upon reasonable assumptions, no assurance can be given that such expectations will be attained or that any deviations will not be material. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report on Form 10-KSB for the fiscal year ending December 31, 2007 may not occur and our actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We disclaim any obligation or undertaking to disseminate any updates or revision to any forward-looking statement contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.
Item 1. Description of Business.
We were incorporated in Delaware on September 20, 1999. We conduct all of our business operations through our two wholly-owned subsidiaries, TopSpin Israel, a private Israeli corporation, and TopSpin Urology, a private Israeli corporation. TopSpin Israel was incorporated on October 5, 1999 to engage in research and development of MRI technology using miniaturized MRI sensors. TopSpin Israel’s activities are primarily focused on the medical devices market in interventional cardiology. TopSpin Urology was incorporated as a private company in Israel, with an intention to conduct activity related to urology and prostate cancer research.
Through our subsidiaries, we design, research, develop and manufacture imaging devices that utilize MRI technology by means of miniature probes for various body organs. In 1999, we began researching and developing this technology for use in the diagnosis and therapy guidance of heart disease and more specifically of heart attacks. Recently, we started to develop a prostate imaging product that could potentially be used for diagnosis and therapy guidance to prostate cancer.
Our technology enables healthcare professionals to perform local, MRI-based, tissue characterization and imaging of specific regions of a patient’s body using a portable probe without the need for an external MRI scanner. The existing external MRI scanners consist of large powerful magnets and require patients to lie inside the scanner’s magnetic field. A set of antennae then transmits electromagnetic signals to the body and collects return electromagnetic signals. A computer adjacent to the external scanner processes the signals and converts them into images. Because of the need to apply a powerful, homogenous magnetic field over large parts of the human body, the existing MRI systems are very large and cumbersome. Our technology uses inhomogeneous magnetic fields generated by a miniature imaging probe in order to perform local, MRI-based, tissue characterization and imaging in regions located adjacent to the probe. In our intravascular catheter, the imaging probe is miniaturized to a size of less than 2 millimeters in diameter and is integrated into an intravascular catheter for imaging the coronary arteries. We believe that our technology extends the use of MRI technology to applications where conventional MRI technology has been limited due to high costs, size, the limited ability to operate on the patient inside the scanner while performing MRI, the complexity of the imaging procedure and motion artifacts relevant mostly for cardiac MRI due to the beating of the heart.

Cardiology Market
We conduct the majority of our current operations in the field of medical devices for interventional cardiology. We develop and market an intravascular MRI, or IVMRI, catheter device intended to image a patient’s coronary arteries that supply blood to the heart. The IVMRI catheter aims to provide the physician with information to enhance the diagnosis and treatment of coronary artery disease, or CAD. CAD is caused by pathological changes in the function and composition of coronary artery walls leading to the formation of plaque. These plaques can grow until they significantly occlude arterial blood flow and cause ischemia. In stable plaques, comprising mainly fibrous tissue, the rate of development of arterial narrowing, or stenosis, is slow, leading mainly to stable angina that can be treated in most cases by percutaneous coronary intervention, namely using a balloon or stent to open the narrowing and restore normal blood flow. A more significant risk is potentially caused by unstable, or vulnerable, plaques. These vulnerable plaques are mainly characterized by lipid-rich cores that are separated from the lumen, the arterial blood flow duct, by a thin fibrous cap. Inflammatory processes may lead to the weakening and rupture of the fibrous cap, the release of lipid-rich material into the lumen and forming of thrombus, or blood clots, that can rapidly lead to significant vessel narrowing. This rapid narrowing of an originally partially open arterial segment due to vulnerable plaque rupture and thrombosis is believed to be the underlying cause of most acute coronary syndromes such as unstable angina and heart attacks.
According to the American Heart Association, or AHA, over 70 million people in the United States have cardiovascular disease. Coronary artery disease affects approximately 13 million people in the United States with approximately three million people each year requiring interventional diagnosis or treatment, which are performed in catheterization laboratories, or cath labs. In the cath lab, interventional cardiologists use catheters inserted percutaneously through the peripheral vasculature and into the patient’s coronary arteries in order to inject a contrast dye and image the coronary flow ducts using conventional fluoroscopy. This enables the diagnosis of the extent and degree of arterial narrowing caused by coronary plaque. Conventional fluoroscopy does not enable the interventional cardiologist to assess the nature of the plaque itself, that is, whether the plaque is mainly fibrous and therefore stable, or lipid-rich and therefore potentially unstable. In most cases, critical plaques that occlude a significant portion of the vessel are treated by balloon angioplasty or stenting irrespective of their composition. However, plaques that do not significantly occlude the blood flow at the time of catheterization are usually not treated. Based on the literature, these untreated plaques, which are lipid rich with a thin fibrous cap, can potentially rupture and lead to acute coronary syndromes.
According to the AHA, approximately five million catheterizations occur annually throughout the world. More than half of these procedures reveal at least one major stenosis. Based on clinical studies, more than seventy percent of all cases of heart-attacks are caused by plaques in the coronary arteries where the arterial stenosis was 50% or less, as opposed to a greater or total obstruction of the artery. The conventional imaging technologies used in the cath lab do not provide the physician with the composition of the lesions in the coronary arteries, and it is therefore difficult or nearly impossible to detect and treat the vulnerable plaques.
Development of the IVMRI Catheter for use in the Interventional Cardiology Market
In view of the need to more accurately diagnose non-significant stenoses, we have developed a local intravascular MRI catheter system intended for imaging coronary artery lesions. The IVMRI catheter integrates a miniature MRI sensor, based on our technology, into the tip of an intravascular catheter. The IVMRI catheter is intended to provide the physician with information concerning the composition of the coronary artery walls. The IVMRI catheter system consists of a disposable intravascular catheter that is attached to an external console and computer in the cath lab to display the arterial images in real-time. The physician connects the IVMRI catheter to the external console and navigates the catheter into the patient’s arteries and into the lesion to be examined. Once the IVMRI catheter is in the desired position, the measurement takes place and the imaging system displays information regarding the lipid content of the arterial tissue in graphic form on the computer monitor. Our IVMRI catheter aims to provide the physician information about the lipid content of lesions in the coronary arteries. Such information can potentially be used by the physician to assess whether the lesions characterized are lipid-rich, and therefore potentially unstable, or not, and therefore potentially stable.

We manufacture the disposable IVMRI catheter product using our own resources in a “clean room” environment at our central facility in Lod, Israel. We purchase components for the catheter from suppliers and some manufacturing services from subcontractors. We assemble the external console through our employees and subcontractors using components from outside suppliers. The software for operating the external console computer is currently being developed by us through our own resources and the participation of subcontractors. Our current working version of our computer program is integrated into the IVMRI catheter system. As of December 31, 2007, we plan to continue to manufacture the imaging probe at our facilities and examine the feasibility of outsourcing the manufacturing of the catheter assembly or subassemblies. We will also consider outsourcing the external console component manufacturing and assembly.
We have first completed the development of a first generation IVMRI catheter, which has been used in pre-clinical and clinical trials. In addition, we have completed the development of an advanced generation IVMRI catheter, which represents a further technological advancement in the miniaturization of the imaging probe and also integrates a number of probes in the catheter, enabling the imaging of longer vessel segments simultaneously.
Pre-Clinical and Clinical Trials of the IVMRI Catheter
From the time of our incorporation in 1999, we have been engaged in the research and development of our imaging technology, specifically the IVMRI catheter. We have improved upon the prototype of the IVMRI catheter through pre-clinical and clinical trials. As part of this process, we have entered into various agreements with hospitals, research organizations, laboratories specializing in pre-clinical and clinical trials and other companies in our field for joint pre-clinical and clinical trials and for providing us with services. Between 1999 and 2000, we performed an initial feasibility test of our MRI technology using inhomogeneous magnetic field outside the imaging probe. Beginning in 2000, we developed a large prototype of the IVMRI catheter that produced images of phantoms in bench tests and received MRI signals characterizing for different materials. By 2001, we began to develop a prototype of the IVMRI catheter comprising miniaturized probes inserted in the catheter. At the same time, we developed prototypes of the external console connected to the IVMRI catheter. Since 2001, we have continued to develop and upgrade the prototype of the IVMRI catheter.
In 2001, we began pre-clinical trials of the IVMRI catheter prototype. The pre-clinical trials consisted of two categories: in vivo animal studies and ex vivo human studies using human tissues. The in vivo animal studies involved measurements of the arterial walls of live pigs and rabbits. During the ex vivo human trials, we used our IVMRI catheter to characterize tissue of human arterial walls taken from cadavers shortly after death. These pre-clinical trials were intended to demonstrate the safety of the IVMRI catheter in comparison with other intravascular catheters, as well as demonstrate the ability of the catheter to characterize arterial wall tissue. The results of the pre-clinical trials allowed us to obtain permits from regulatory authorities for performing clinical trials in Europe, Israel, and the United States.

In 2003, we completed the development of the initial IVMRI catheter prototype intended for use in clinical trials. Twenty-nine European patients participated in the first in man clinical trial through the end of 2004. The patients whose coronary arteries were examined using the IVMRI catheter during these trials sustained no major adverse cardiac events over a thirty day period after the catheterization. Thus, the trial confirmed the safety of the use of the IVMRI catheter in patients. Since 2005, we extended the clinical trial using an amended protocol in Europe, Israel and the United States. This amended protocol consisted of additional data, such as blood tests, intravascular ultrasound measurements in some patients and an increased number of measurements per patient with our IVMRI catheter. The trial was intended to further demonstrate the safety and performance of the IVMRI catheter in a larger number of patients, as required by the United States Food and Drug Administration (the “FDA”). We completed this trial in June 2007. In the aggregate, approximately 160 patients have participated in the abovementioned clinical trials.
The FDA’s Pre-market Clearance and Approval Requirements
Unless an exemption applies, each medical device we wish to distribute commercially in the United States will require either prior 510(k) clearance or a PMA approval from the FDA. Medical devices are classified into one of three classes — Class I, Class II, or Class III — depending on the degree or risk associated with each medical device and the extent of control needed to ensure safety and effectiveness. Devices deemed to pose lower risks are placed in either Class I or II, which requires the manufacturer to submit to the FDA a pre-market notification requesting permission to commercially distribute the device. This process is generally known as 510(k) clearance. Some low risk devices are exempted from this requirement. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device, are placed in Class III, requiring PMA approval. We believe that our IVMRI catheter is a Class II device.
510(k) Clearance Pathway
When a 510(k) clearance is required, we must submit a pre-market notification to the FDA demonstrating that our proposed device is substantially equivalent to a previously cleared and legally marketed 510(k) device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of a PMA application. By regulation, the FDA is required to clear or deny a 510(k) pre-market notification within 90 days of submission of the application. As a practical matter, clearance often takes significantly longer. The FDA may require further information, including clinical data, to make a determination regarding substantial equivalence. If the FDA determines that the device, or its intended use, is not substantially equivalent to a previously-cleared device or use, the FDA will place the device, or the particular use, into Class III. Our future submissions may have to go through the 510(k) pathway, or the more demanding PMA approval process.
Pre-Market Approval Pathway
A PMA application must be submitted to the FDA if the device cannot be cleared through the 510(k) process. The PMA application process is much more demanding than the 510(k) pre-market notification process. A PMA application must be supported by extensive data, including but not limited to technical information, preclinical data, clinical trials, manufacturing information and labeling to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device. The FDA has 180 days to review a PMA application, although the review of an application generally occurs over a significantly longer period of time and can take up to several years. During this review period, the FDA may request additional information or clarification of the information already provided. Also, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA will conduct a pre-approval inspection of the manufacturing facility to ensure compliance with quality system regulations. Future submissions may have to go through this more demanding process.

Clinical Trials
Clinical trials are almost always required to support PMA approval and are sometimes required for 510(k) clearance. In the United States, these trials generally require submission of an application for an Investigational Device Exemption, or IDE, to the FDA. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE must be approved in advance by the FDA for a specific number of patients unless the product is deemed a non-significant risk device eligible for more abbreviated IDE requirements. Clinical trials for significant risk devices may not begin until the IDE application is approved by the FDA and the appropriate institutional review boards, or IRBs, at the clinical trial sites. We received the IDE for our IVMRI catheter in June 2006. Our clinical trials must be conducted under the oversight of an IRB at the relevant clinical trial sites and in accordance with the FDA regulations, including but not limited to those relating to good clinical practices. We are also required to obtain patients’ informed consent that complies with both the FDA requirements and United States state and Federal privacy regulations. Failure to meet these standards can result in the clinical data not being accepted by the FDA. We, the FDA or the IRB at each site at which a clinical trial is being performed may suspend a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the benefits. Even if a trial is completed, the results of clinical testing may not demonstrate the safety and efficacy of the device, may be equivocal or may otherwise not be sufficient to obtain PMA approval of the product. Similarly, in Europe the clinical study must be approved by the local ethics committee and in some cases, including studies with high-risk devices, by the Ministry of Health in the applicable country.
Status of Regulatory Approvals
As of December 31, 2007, we have completed the development of the first generation and the advanced generation of our IVMRI catheter. In December 2006, we received the CE Mark for our first generation IVMRI catheter system, which is the required regulatory approval for marketing the product in Europe. On August 2, 2007, we received the CE Mark for our advanced generation IVMRI catheter. We have also completed the testing required by the FDA for our first generation IVMRI catheter, which includes additional pre-clinical and clinical testing. On October 2, 2007, we filed a marketing application with the FDA in order to obtain the FDA’s approval to market our first generation IVMRI catheter in the United States. In the event that the FDA requires additional testing to be conducted, the timelines for filing the application and for getting the FDA’s response would be delayed. Also, in the event that the FDA requires us to file a PMA, a more detailed process for obtaining marketing approvals, the timelines until we may market the IVMRI in the United States would be delayed.
We have already begun marketing efforts in the European Union. We are marketing our product to leading medical centers, who would also participate in a post-marketing clinical program intended to build indications for using IVMRI in clinical practice. We plan to use the data obtained in this clinical program to further grow our market. On October 2, 2007, we filed a marketing application with the FDA in order to obtain the FDA’s approval to market our first generation IVMRI catheter in the United States. The FDA responded to our application asking us to respond to a number of questions and comments. The FDA may further respond by requiring additional testing or by approving our application. Once our marketing application for the first generation IVMRI catheter is approved, we intend to file an additional marketing application with the FDA in order to obtain the FDA’s approval to market our advanced generation IVMRI catheter in the United States. Once our marketing applications are approved, we will begin to market the IVMRI catheter in the U.S. using the same strategies of selling the IVMRI catheter to medical centers and encouraging participation in a post-marketing clinical program.
Expansion into the Urology Field
In early 2006, we began to develop our technology for imaging prostate cancer. A system is being developed for urology clinics, which consists of an external console and an integrated endo-rectal MRI & ultrasound probe. The system is designed for the detection of prostate cancer, in a way which could potentially aid urologists in guiding prostate biopsies, staging of prostate cancer and guiding local treatment such as cryo- and brachy-therapy.

Our first step in developing the urology product was to conduct a feasibility analysis. This analysis utilized simulation tools developed by TopSpin Israel and confirmed the preliminary feasibility of scaling up our MRI technology in order to potentially develop an endo-rectal probe with the required specifications for prostate imaging.
On September 13, 2006, we entered into an agreement on behalf of ourselves and our subsidiaries with the Technion Institute for Research and Development Ltd. for the development of a prototype of a prostate imaging probe for the diagnosis of prostate cancer. In return for performing certain tasks, Technion and Technion’s researcher will be entitled to obtain expenses for the tasks according to a research budget. The coordinated research under this agreement will last up to two years from the date of the agreement.
In late 2006, we developed a preliminary prototype of the prostate imaging product, and since such development, we have conducted pre-clinical trials using this prototype for imaging excised human prostates.
We have recently developed another prototype of the prostate imaging product, which incorporates both MRI and ultrasound sensors. We intend to commence clinical trials using this prototype during fiscal year 2008.
Potential Additional Expansion
We plan to explore opportunities to expand the use of our MRI technology into areas other than cardiology and urology. These prospective areas may include imaging of the gastrointestinal tract, breast cancer, skin and the imaging of carotid arteries and other peripheral vasculature.
In addition, we are looking for opportunities to expand our current product portfolio by potentially developing intravascular imaging or diagnostic catheters that utilize other technologies and/or developing therapeutic intravascular catheters based on technologies. We may also explore other synergistic applications for our IVMRI catheter.
Competition in the Cardiology Market
Our main product is the IVMRI catheter for the characterization of lesions in the coronary arteries. We are also aware of a number of imaging technologies being developed by our potential competitors that are intended to characterize lesions in the coronary arteries. We believe that our IVMRI technology gives unique and accurate information that may not be obtainable by other technologies. We believe that producing a product utilizing MRI technology gives us an advantage over our competitors. MRI is considered by healthcare professionals to be very effective in soft tissue characterization in general and specifically in arterial wall imaging. Extensive studies have been published in medical literature over the last several decades regarding the capabilities and advantages of MRI technology in these areas. The use of this MRI technology distinguishes our product from technologies developed by our competitors. To the best of our knowledge, no potential competitor is currently developing a competing intravascular MRI catheter that can be used without an external MRI scanner. On the other hand, some of our competitors have significantly greater financial and human resources and have established relationships with healthcare professionals, customers and third-party payors. In addition, some of our competitors have established distribution networks, have greater resources for product development, sales, marketing and additional lines of products and have the ability to offer rebates or other discounts to customers.

Thermography
Volcano Corporation, a Delaware corporation, Thermocore Medical Ltd., a British corporation, whose license is now owned by Bristol Myers Squibb Co., a Delaware corporation and Medispes SA, a Greek corporation, have developed an intravascular catheter which takes precise measurements of the temperature of the arterial wall by monitoring temperature changes, which are associated with inflammation.
Optical Coherence Tomography
Goodman Company Ltd. and Terumo Medical Corporation, both Japanese corporations, have acquired the rights to market an intravascular catheter that produces high resolution images of the arterial walls by means of interferometry of backscattered infrared laser light.
NIR Spectroscopy
InfraRedX, Inc., a Massachusetts corporation, among other companies, has developed an intravascular catheter that performs spectroscopy, or spectral analysis, of infrared laser reflections from the arterial walls. A computer algorithm then attempts to determine the tissue composition from the spectrum.
Intravascular Ultrasound (IVUS): Virtual Histology and Elastography/Palpography
Volcano Corporation and Boston Scientific, both Delaware corporations, among other companies, are marketing IVUS catheters for ultrasound imaging of the coronary arteries. The conventional gray-scale IVUS systems allow the interventional cardiologists to obtain ultrasound images that give information mainly about the anatomy of the lesion. In addition, Volcano has obtained a license for virtual histology technology from the Cleveland Clinic, and a license for elastography technology from Erasmus Medical Center in the Netherlands. These two technologies are based on signal processing of ultrasound signals in a unique manner aimed to determine the composition and elasticity of coronary artery walls.
Expenditures on Research and Development
From the time of our inception in 1999 through December 31, 2007, we have invested a total of 119,127,000 New Israel Shekels (“NIS”) (approximately $30,974,259 using the NIS/U.S. Dollar exchange rate of 3.846 NIS for every U.S. Dollar as of December 31, 2007) in gross research and development expenses. We have funded our research and development expenses from our own resources and from grants from the Office of the Chief Scientist of the Israeli Ministry of Industry, Trade and Labor or the “OCS”, an Israeli governmental agency.
From 2004 through December 31, 2007, the OCS issued approval letters to TopSpin Israel approving four programs for development of the IVMRI catheter for imaging the coronary arteries, totaling 43,300,000 NIS (approximately $11,258,450), under the Israeli Promotion of Research and Development in Industry Law of 1984. According to these approval letters, TopSpin Israel was entitled to a grant of 40% of the approved expenses in these programs for research and development. The OCS has notified us that it approved a total of 10,113,000 NIS (approximately $2,629,485) of recognized expenses in 2004, 9,371,000 NIS (approximately $2,436,557) of recognized expenses in 2005 and 11,500,000 NIS (approximately $2,990,120) of recognized expenses in 2006. As of December 31, 2007, we have actually obtained funds totaling approximately 4,021,000 NIS (approximately $1,045,502) due to 2004, 3,869,000 NIS (approximately $1,005,980) due to 2005, 4,572,000 NIS (approximately $1,188,768) due to 2006 and 2,964,000 NIS (approximately $770,671) due to 2007, from the OCS.
In 2006, the OCS issued an approval letter to TopSpin Urology approving a program for the development of an endorectal MRI system for the imaging of prostate cancerous tumors under the Israeli Promotion of Research and Development in Industry Law of 1984. It awarded a total of 3,200,000 NIS (approximately $832,033). According to this approval letter, TopSpin Urology was entitled to a grant of 40% of the approved expenses in this program for research and development. TopSpin Urology has not actually obtained any of such funds from the OCS. In February 2007, TopSpin Urology transferred the abovementioned approval letter to TopSpin Israel. As of December 31, 2007, TopSpin Israel has actually obtained 707,000 NIS (approximately $183,827) from the OCS.

According to the Israeli Regulations for the Promotion of Research and Development in Industry (Royalty Rates and Rules of their Application), 1996, TopSpin Israel and TopSpin Urology must pay the Chief Scientist royalties during the commercial stage of the project, that is once marketing of our product begins, at a rate of 3% of sales during the first three years from the start of repayment and 3.5% of sales from the fourth year onward until the full repayment of the grants, which are linked to the U.S. Dollar and bear interest.
Intellectual Property
As of December 31, 2007, TopSpin Israel owns five registered patents and twelve pending patent applications worldwide for its technology. In the United States, TopSpin Israel holds the exclusive rights to three patents. U.S. Patent No. 6,377,048, entitled Magnetic Resonance Imaging Device for Operation in External Magnetic Fields, issued April 23, 2002 concerns the use of our MRI technology in conjunction with a conventional MRI device and expires on November 8, 2020. U.S. Patent No. 6,704,594 entitled Magnetic Resonance Imaging Device, issued March 9, 2004 and U.S. Patent No. 6,600,319, entitled Magnetic Resonance Imaging Device, issued July 29, 2003 concern the basic technology for local MRI imaging from a miniature imaging probe. They expire on November 6, 2020 and November 30, 2020, respectively. In addition, we hold the exclusive rights to Patent No. 149945 in Israel and Patent No. 3872431 in Japan, both which concern our basic technology for local MRI imaging from a miniature probe.
Potential Customers and Marketing Efforts
As of December 31, 2007, we did not have any customers. Potential customers for the IVMRI catheter system include hospitals, clinics and medical institutions that operate cardiac cath labs. Initially, we plan to sell our products to leading medical centers, who would also participate in a post-marketing clinical program intended to build indications for using IVMRI in clinical practice. We believe that an initial market for IVMRI can be developed prior to establishing a reimbursement policy by medical insurers.
We believe that if we accumulate significant clinical data as part of our early commercialization to demonstrate the clinical benefit of IVMRI, medical insurers may, over time, provide reimbursement to our customers for using IVMRI. We believe that the recognition of our IVMRI catheter product as reimbursable by medical insurers is very important for creating the demand for the IVMRI catheter in our target markets.
On October 3, 2006, through TopSpin Israel, we entered into an agreement with Top Medical B.V., a company organized under the laws of the Netherlands, for the distribution of our IVMRI catheter in the Netherlands, Belgium and Luxembourg. The agreement provided for the appointment of Top Medical B.V. as our exclusive distributor and marketer of the IVMRI catheter in those territories. This appointment is subject to Top Medical’s compliance with periodic goals concerning the purchase of minimum quantities of the IVMRI catheter. Top Medical undertook to perform marketing activities with the IVMRI catheter and to provide support and training services concerning the use of the device to end purchasers. Top Medical may not market any competing product without our or TopSpin Israel’s express prior authorization. This agreement will terminate three years after the date we obtained the CE mark from a European Union Notified Body for the sale of the IVMRI catheter, unless extended by mutual agreement of the parties. Under the agreement, TopSpin Israel must indemnify Top Medical and its subsidiaries, directors, stockholders, managers, and employees for any payment made by Top Medical to a third party for any claim, including for breach of intellectual property rights, losses, damages and expenses (including attorneys’ fees) arising from: (1) the breach of an obligation and/or representation of TopSpin Israel; (2) acts of negligence, malice, or criminal acts committed by TopSpin Israel and/or by any party on TopSpin Israel’s behalf; or (3) demands in connection with product liability or warranty or damage caused to a third party as a result of the use of the IVMRI catheter. Further, Top Medical must indemnify TopSpin Israel and its directors, managers and employees against any payments made by TopSpin Israel to a third party in connection with any claim, loss, damage or expense (including attorneys’ fees) arising from: (1) breach of Top Medical’s obligations and representations under the agreement; (2) acts of negligence, malice or criminal acts committed by or on behalf of Top Medical; (3) publicity or sales promotion or sales of the IVMRI catheter by Top Medical; or (4) a negligent approach by Top Medical to the IVMRI catheter, or modifications or additions to the IVMRI catheter by Top Medical.

On July 29, 2007, through TopSpin Israel, we entered into an agreement with Johnson & Johnson Medical Israel, A Division of J — C Healthcare L.T.D., a company organized under the laws of Israel, for the distribution of our IVMRI catheter in Israel. The agreement provided for the appointment of Johnson & Johnson Medical Israel as our exclusive distributor and marketer of the IVMRI catheter in Israel. This appointment is subject to Johnson & Johnson Medical Israel’s compliance with periodic goals concerning the purchase of minimum quantities of the IVMRI catheter. Johnson & Johnson Medical Israel undertook to perform marketing activities with the IVMRI catheter and to provide support and training services concerning the use of the device to end purchasers, and is entitled to certain marketing fees in consideration for its marketing efforts. Johnson & Johnson Medical Israel undertook also to take part in funding clinical trials that we will initiate in order to collect long term information concerning the use of the IVMRI catheter in patients in Israel. Johnson & Johnson Medical Israel may not market any competing product without our or TopSpin Israel’s express prior authorization. This agreement will terminate on July 29, 2010, unless extended by mutual agreement of the parties. Under the agreement, TopSpin Israel must indemnify Johnson & Johnson Medical Israel and its subsidiaries, directors, stockholders, managers and employees for any payment made by Johnson & Johnson Medical Israel to a third party for any claim, including for breach of intellectual property rights, losses, damages and expenses (including attorneys’ fees) arising from: (1) the breach of an obligation and/or representation of TopSpin Israel; (2) acts of negligence, malice or criminal acts committed by TopSpin Israel and/or by any party on TopSpin Israel’s behalf; or (3) demands in connection with product liability or warranty or damage caused to a third party as a result of the use of the IVMRI catheter. Further, Johnson & Johnson Medical Israel must indemnify TopSpin Israel and its directors, managers and employees against any payments made by TopSpin Israel to a third party in connection with any claim, loss, damage or expense (including attorneys’ fees) arising from: (1) breach of Johnson & Johnson Medical Israel’s obligations and representations under the agreement; (2) acts of negligence, malice or criminal acts committed by or on behalf of Johnson & Johnson Medical Israel; (3) publicity or sales promotion or sales of the IVMRI catheter by Johnson & Johnson Medical Israel; or (4) a negligent approach by Johnson & Johnson Medical Israel to the IVMRI catheter, or modifications or additions to the IVMRI catheter by Johnson & Johnson Medical Israel. Johnson & Johnson Medical Israel is a company that is controlled by Johnson & Johnson Inc., who owns Johnson & Johnson Development Corporation, who in turn beneficially owns more than five percent of our outstanding shares of Common Stock.
We believe that we are not dependent on the marketing agreements with Top Medical and with Johnson & Johnson Medical Israel. We intend to examine the possibility of engaging additional local distributors in the European Union and other countries. We will also examine the prospects of setting up autonomous sales force or, alternatively, forming distribution arrangements with strategic partners who are engaged in the medical devices for interventional cardiology industry in the United States and other countries. In Japan, we plan to consider arrangements with a distribution company specializing in the sale of cardiology equipment before placing the IVMRI catheter on the Japanese market.
Suppliers and Subcontractors
We buy our IVMRI catheter components from dozens of suppliers and do not possess written agreements with the majority of these suppliers. Instead, we place purchase orders from time to time according to our needs. These suppliers provide raw materials, components and various services, as well as processes related to the IVMRI catheter.

We believe that alternative suppliers can be found for the majority of raw materials, components and services within one to two months. We would require six to twelve months to replace a small number of suppliers related to supplies for the IVMRI catheter and the external console because of the time required to train new suppliers and have the new suppliers adjust their products to our needs. To reduce the risks of delays due to the replacement of a supplier, we plan to keep an inventory of raw materials and components to cover the training period for replacement suppliers. After our transition to commercial production of our product, we intend to train alternative suppliers of the majority of our resources and to keep an inventory of raw materials, components and finished products so as to reduce the risk of discontinuation of supply sources.
In addition, we have entered into arrangements with subcontractors for providing various services related to the development of our imaging products and the performance of pre-clinical and clinical trials with the IVMRI catheter.
Governmental Regulation: Medical Devices
We are subject to governmental regulation regarding our medical devices in Europe, the United States, Japan and elsewhere. For this purpose, we employ experienced consultants on regulation and quality assurance in the European and United States markets, notably with regard to regulatory permits for interventional cardiology.
Regulation in Europe
In Europe, we must obtain a CE mark from the appropriate regulatory bodies. A CE mark is a European standard for manufactured products that certifies that a product meets the statutory criteria and technical specifications by the respective authorities on matters such as health, safety and the environment. The standard ensures free trade between the European Union and EFTA member states (Iceland, Liechtenstein, and Norway) and allows the European enforcement and customs authorities to prohibit the marketing of similar products that do not have a CE marking. Under the European Conformity directive on Medical Devices, which went into effect in 1998, all manufacturers of medical instrumentation must comply with European Conformity provisions and obtain a CE mark. All medical instrumentation is tested by entities known as “Notified Bodies,” which are charged by the European Conformity with evaluating the characteristics of a product and a manufacturer’s quality control methods. The Notified Bodies will award a CE mark to a manufacturer if they find the manufacturer’s procedures to be acceptable.
Regulation in the United States
We must also obtain the approval of the FDA to market our products in the United States, as well as adhere to other U.S. and state regulations. If we seek to market new products, or to market new indications for our existing products, we will be required to file for and obtain 510(k) clearance or pre-market approval, or PMA. The FDA regulations govern the following activities that we perform, or that are performed on our behalf, to ensure that medical products distributed domestically or exported internationally are safe and effective for their intended uses:
•	product design, development and manufacture;

•	product safety, testing, labeling and storage;

•	pre-marketing clearance or approval;

•	record keeping procedures;

•	product marketing, sales and distribution; and

•	post-marketing surveillance, complaint handling, medical device reporting, reporting of deaths or serious injuries and repair or recall of products.
Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions:
•	warning letters, untitled letters, fines, injunctions, consent decrees and civil penalties;

•	repair, replacement, refunds, recall or seizure of our products;

•	operating restrictions, partial suspension or total shutdown of production;

•	refusing our requests for 510(k) clearance or PMA approval of new products, new intended uses or modifications to existing products;

•	withdrawing 510(k) clearance or PMA approvals that have already been granted; and

•	criminal prosecution.
The FDA’s Pre-market Clearance and Approval Requirements. Unless an exemption applies, each medical device we wish to distribute commercially in the United States will require either prior 510(k) clearance or a PMA approval from the FDA. Medical devices are classified into one of three classes — Class I, Class II, or Class III — depending on the degree or risk associated with each medical device and the extent of control needed to ensure safety and effectiveness. Devices deemed to pose lower risks are placed in either Class I or II, which requires the manufacturer to submit to the FDA a pre-market notification requesting permission to commercially distribute the device. This process is generally known as 510(k) clearance. Some low risk devices are exempted from this requirement. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device, are placed in Class III, requiring PMA approval.
510(k) Clearance Pathway. When a 510(k) clearance is required, we must submit a pre-market notification to the FDA demonstrating that our proposed device is substantially equivalent to a previously cleared and legally marketed 510(k) device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of a PMA application. By regulation, the FDA is required to clear or deny a 510(k) pre-market notification within 90 days of submission of the application. As a practical matter, clearance often takes significantly longer. The FDA may require further information, including clinical data, to make a determination regarding substantial equivalence. If the FDA determines that the device, or its intended use, is not substantially equivalent to a previously-cleared device or use, the FDA will place the device, or the particular use, into Class III. Our future submissions may have to go through the 510(k) pathway, or the more demanding PMA approval process.
Pre-market Approval Pathway. A application must be submitted to the FDA if the device cannot be cleared through the 510(k) process. The PMA application process is much more demanding than the 510(k) pre-market notification process. A PMA application must be supported by extensive data, including but not limited to technical information, preclinical data, clinical trials, manufacturing information and labeling to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device. The FDA has 180 days to review a PMA application, although the review of an application generally occurs over a significantly longer period of time and can take up to several years. During this review period, the FDA may request additional information or clarification of the information already provided. Also, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA will conduct a pre-approval inspection of the manufacturing facility to ensure compliance with quality system regulations. Future submissions may have to go through this more demanding process.

On October 2, 2007, we filed a marketing application with the FDA in order to obtain the FDA’s approval to market our first generation IVMRI catheter in the United States. The FDA responded to our application asking us to respond to a number of questions and comments. The amount of time before we receive the marketing approval, though, is contingent upon the number and extent of the requirements deemed necessary by the FDA. In the event that the FDA requires additional testing to be conducted, the timelines for filing the application and for getting the FDA’s response would be delayed. The FDA may also require us to follow the PMA approval process described above.
Pervasive and Continuing Regulation in the United States
After a device is placed on the market, numerous regulatory requirements continue to apply. These include:
•	the FDA’s QSR requires manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process;

•	labeling regulations and the FDA prohibitions against the promotion of products for uncleared or unapproved uses (known as off-label uses), as well as requirements to provide adequate information on both risks and benefits during promotion of the product;

•	clearance or approval of product modifications that could significantly affect safety or efficacy or that would constitute a major change in intended use;

•	medical device reporting, or MDR, regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur;

•	post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device; and

•	the FDA’s recall authority, whereby it can ask, or under certain conditions order, device manufacturers to recall from the market a product that is in violation of governing laws and regulations.
After a device receives 510(k) clearance or PMA approval, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, will require a new clearance or approval. The FDA requires each manufacturer to review changes that it makes and determine whether they are of a type that would require a new 510(k) or PMA filing. This determination must be documented by us. While we make this determination initially, the FDA can review any such decision and can disagree with a manufacturer’s determination. The FDA may also make this determination on its own initiative. If the FDA were to disagree with our determination, it could require us to cease marketing and distribution and/or recall the modified device until 510(k) clearance or PMA approval is obtained. Also, in these circumstances, we could be subject to significant regulatory fines, penalties and warning letters. The MDR regulations require that we report to the FDA any incident in which our product may have caused or contributed to a death or serious injury or in which our product malfunctioned and, if the malfunction were to recur, would likely cause or contribute to death or serious injury.

Fraud and Abuse Laws
A variety of Federal and state laws apply to the sale, marketing and promotion of medical devices that are paid for, directly or indirectly, by Federal or state healthcare programs, such as Medicare, Medicaid and TRICARE. The restrictions imposed by these laws are in addition to those imposed by the FDA, FTC and corresponding state agencies. Some of these laws significantly restrict or prohibit certain types of sales, marketing and promotional activities by medical device manufacturers. Violation of these laws can result in significant criminal, civil, and administrative penalties, including imprisonment of individuals, fines and penalties and exclusion or debarment from Federal and state healthcare and other programs. Many private health insurance companies also prohibit payment to entities that have been sanctioned, excluded, or debarred by Federal agencies.
Anti-Kickback Statute. The Federal anti-kickback statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing, arranging for or recommending of a good or service, for which payment may be made in whole or part under a Federal healthcare program such as the Medicare and Medicaid programs. The definition of “remuneration” has been broadly interpreted to include anything of value, including for example gifts, discounts, the furnishing of supplies or equipment, payments of cash and waivers of payments. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals or otherwise generate business involving goods or services reimbursed in whole or in part under Federal healthcare programs, the statute has been violated. Penalties for violations include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other Federal healthcare programs. In addition, some kickback allegations have been claimed to violate the Federal False Claims Act, discussed in more detail below. The Federal anti-kickback statute is broad and prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. Recognizing that the statute is broad and may technically prohibit many innocuous or beneficial arrangements, the Office of Inspector General of the Department of Health and Human Services, or OIG, has issued a series of regulations, known as the “safe harbors.” These safe harbors set forth provisions that, if all their applicable requirements are met, will assure healthcare providers and other parties that they will not be prosecuted under the anti-kickback statute. The failure of a transaction or arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is illegal or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy an applicable safe harbor may result in increased scrutiny by government enforcement authorities such as the OIG or the U.S. Department of Justice. Many states have adopted laws similar to the Federal anti-kickback statute. Some of these state prohibitions are broader than the Federal statute, and apply to the referral of patients and recommendations for healthcare items or services reimbursed by any source, not only the Medicare and Medicaid programs. Government officials have focused certain enforcement efforts on marketing of healthcare items and services, among other activities, and have brought cases against individuals or entities with sales personnel who allegedly offered unlawful inducements to potential or existing physician customers in an attempt to procure their business. In one recent case, consulting contracts between a device manufacturer and physicians were alleged to be “shams,” with the consulting fees in fact constituting kickbacks to the physicians.
False Claims Laws. Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the Federal government or knowingly making, or causing to be made, a false statement in order to have a false claim paid. The Federal government’s interpretation of the scope of the law has in recent years grown increasingly broad. Most states also have statutes or regulations similar to the Federal false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Sanctions under these Federal and state laws may include civil monetary penalties, exclusion of a manufacturer’s products from reimbursement under government programs, criminal fines, and imprisonment.

Several device manufacturers have been prosecuted under the false claims laws for allegedly providing free product to physician customers with the expectation that the physician customers would bill Federal programs for the product. In another action, a device manufacturer plead guilty not only to shipping an adulterated device in violation of the FDA requirements, but also to making a false statement concerning the number of device complaints it had received. Several recent cases against drug manufacturers have alleged that the manufacturers improperly promoted their products for “off-label” use, outside of the scope of the FDA-approved labeling.
Fraud on a Health Benefit Plan and False Statements. The Health Insurance Portability and Accountability Act of 1996, or HIPAA, created a new Federal healthcare fraud statute that prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government-sponsored programs. Among other things, HIPAA also imposes new criminal penalties for knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services, along with theft or embezzlement in connection with a healthcare benefits program and willful obstruction of a criminal investigation involving a Federal healthcare offense. Violations may result in fines or imprisonment.
Regulation in Israel
We are also subject to regulations made by Israeli government agencies. First, the Promotion of Research and Development in Industry Law of 1984 requires that an applicant must meet certain criteria before receiving research and development grants from the Chief Scientist. Recipients of benefits under this law must pay royalties from any income derived from the product developed with use of the grant money. Further, the product must have been researched and developed only in Israel unless the Research Council of the Ministry of Industry, Trade and Labor has approved a transfer of production rights outside of Israel. We have received grants from the Chief Scientist under this law, and we must pay royalties to the Treasury from any commercial sale of our products.
Our operations in Israel also are subject to a Health Ministry permit for human trials of medical devices. All Health Ministry permits require an approval for medical devices and accessories and an approval by the Helsinki Committee. An MDA is defined as a device, accessory, chemical substance, biological or technological product used for medical treatment or necessary for the operation of a device or accessory used for treatment and not necessarily intended to act on the human body as a drug. The MDA Unit of the Health Ministry issues import permits for MDAs, monitors their marketing in Israel, and approves their clinical trials. The Public Health Regulations of 1980 for Medical Trials in Humans and Procedure 14 of the Health Ministry Pharmaceutical Division control the procedures for approval of medical trials and tests of medical equipment on humans. The regulations stipulate that a medical trial on humans will only be approved after the Helsinki Committee at the hospital intending to perform the trial has approved the medical trial and notified the medical director at the hospital in writing. The Helsinki Committee will not approve the performance of the medical trial unless it is fully satisfied that it has advantages to the trial participants and society at large that justify the risk and inconvenience for the participants and that the medical and scientific information justifies the performance of the requested medical trial. The medical director must also be satisfied that the trial is not contrary to the Helsinki Declaration or to other regulations. We have been and are currently engaged in clinical trials in Israel in accordance with the approvals of the MDA and the Helsinki Committee.

Employees
As of December 31, 2007, TopSpin Israel has 50 full-time employees. TopSpin and TopSpin Urology do not have any employees. Forty employees conduct research and development for TopSpin Israel. From the beginning of 2006 to December 31, 2007, TopSpin Israel’s work force has increased by approximately 40% in view of the accelerated development of the IVMRI catheter and the start of the development of the prostate imaging product. The majority of research and development work is completed by employees possessing qualifications in science, medicine and engineering. In addition, TopSpin Israel works with consultants and subcontractors in specific areas of expertise and has entered into agreements with a number of leading physicians and scientists in the field of interventional cardiology. The physicians and scientists form a scientific advisory board who, together with other clinical investigators, consult with TopSpin Israel regarding product requirements, the planning and performance of pre-clinical and clinical trials, and the publication of the results of the research in professional journals and at conferences. The majority of the scientific advisory board members and additional clinical investigators are paid for their services by us according to consulting arrangements. These experts’ opinions, however, are not binding on us. Our employees have signed personal employment agreements for monthly salaries, which are subject to annual review. These employment agreements may be terminated by prior notice.
None of the employees of TopSpin Israel are represented by a collective bargaining agreement, nor have we experienced any work stoppages. We believe that our relations with the employees are good. As of December 31, 2007, we have not adopted a code of ethics but intend to do so in the near term.
Item 2. Description of Property.
We are actively conducting business in Lod, Israel. In 2003, TopSpin Israel entered into a five-year lease agreement with a third party for the lease of space where we maintain our offices, laboratories and a “clean room” for the production of our MRI-based product. This lease costs approximately 650,000 NIS (approximately $169,007 using the NIS/U.S. Dollar exchange rate of 3.846 NIS for every U.S. Dollar as of December 31, 2007) annually. In December 2006, we entered into an additional five-year lease agreement with the third party for the lease of additional space at the same facility at a cost of approximately 110,000 NIS (approximately $28,601) annually.
We also own medical and technological equipment for the manufacture and development of our product and additional systems for the establishment of a “clean room” working environment for production of our IVMRI catheters.
We believe that these facilities are sufficient to meet our needs over the next twelve months. In the long-term, we will reevaluate the need for additional facilities based on our growth with respect to both marketing and manufacturing.
Item 3. Legal Proceedings.
As of December 31, 2007, we were not a party to any legal proceeding.
Item 4. Submission of Matters to a Vote of Security Holders.
Not applicable.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.
Market for Common Equity and Related Stockholder Matters
Our shares of Common Stock and our Series 1 Warrants, Series 2 Warrants and Series 3 Warrants were listed for trading on the Tel Aviv Stock Exchange (the “TASE”) as of December 31, 2007. On February 28, 2008, all of our outstanding Series 1 Warrants that remained unexercised as of the close of business of such date expired and were delisted from TASE.
The information below refers to shares of our Common Stock and our Series 2 Warrants and Series 3 Warrants that are currently traded on TASE under the symbols “TOPMD”, “TOPMD.W2” and “TOPMD.W3”, respectively. Prior to delisting, our Series 1 Warrants traded on TASE under the symbol “TOPMD.W1”. Public trading of our shares of Common Stock and our Series 1 Warrants commenced on September 6, 2005. Public trading of our Series 2 Warrants and Series 3 Warrants commenced on September 17, 2007. We have not declared any dividends on any of these securities.
The following tables set forth, for the periods indicated, the range of high and low per share sale prices for our Common Stock and our Series 1 Warrants, Series 2 Warrants and Series 3 Warrants as reported on TASE. As of December 31, 2007, we had forty-one stockholders of record and fifteen, one and one Series 1 Warrant, Series 2 Warrant and Series 3 Warrant holders of record, respectively.
Common Stock

2006
	High	Low

First quarter	NIS 0.685	NIS 0.395

Second quarter	NIS 0.741	NIS 0.517

Third quarter	NIS 0.587	NIS 0.438

Fourth quarter	NIS 0.879	NIS 0.541

2007
	High	Low

First quarter	NIS 0.921	NIS 0.757

Second quarter	NIS 0.894	NIS 0.790

Third quarter	NIS 0.895	NIS 0.669

Fourth quarter	NIS 0.753	NIS 0.340

Series 1 Warrants

2006
	High	Low

First quarter	NIS 0.447	NIS 0.119

Second quarter	NIS 0.324	NIS 0.192

Third quarter	NIS 0.222	NIS 0.130

Fourth quarter	NIS 0.315	NIS 0.172

2007
	High	Low

First quarter	NIS 0.290	NIS 0.241

Second quarter	NIS 0.267	NIS 0.172

Third quarter	NIS 0.205	NIS 0.106

Fourth quarter	NIS 0.119	NIS 0.017
Series 2 Warrants

2007
	High	Low

September 17, 2007 through end of Third quarter (September 30, 2007)	NIS 0.259	NIS 0.120

Fourth quarter	NIS 0.168	NIS 0.039

Series 3 Warrants

2007
	High	Low

September 17, 2007 through end of Third quarter (September 30, 2007)	NIS 0.197	NIS 0.098

Fourth quarter	NIS 0.235	NIS 0.047
Recent Sales of Unregistered Securities
During the fiscal year ended December 31, 2007, a total of 2,205,310 unregistered options under the 2003 Israeli Stock Option Plan have been exercised for 2,205,310 shares of the Company’s Common Stock. The following list describes information regarding the exercise of these options during such period. All sales were exempt from registration pursuant to Section 4(2) of the Securities Act, or under Regulation S promulgated thereunder as offshore sales to non-United States persons:
•	2,205,310 options for shares of Common Stock were exercised by 7 employees and ex-employees of TopSpin Medical (Israel) Ltd. with gross proceeds of 64,372 NIS (approximately $16,737 using the NIS/U.S. Dollar exchange rate of 3.846 NIS for every U.S. Dollar as of December 31, 2007).
Use of Proceeds from Best-Efforts, Direct Public Offering
Our registration statement on Form SB-2 (Commission File No. 333-142242) covering our best-efforts, direct public offering of up to 26,500,000 Units (each Unit consisting of (i) two shares of our Common Stock and (ii) one Series 3 Warrant to purchase one share of our Common Stock) was declared effective by the Securities and Exchange Commission (“SEC”) on June 4, 2007. The offering commenced on June 5, 2007, and as of December 31, 2007, the offering has not terminated.
The Units are being offered through certain of our executive officers and directors, to whom no commissions or other compensation will be paid on account of such activities. This offering is being conducted without any involvement of underwriters or selling agents.
We registered 26,500,000 Units (which in the aggregate consists of (i) 53,000,000 shares of Common Stock and (ii) 26,500,000 Series 3 Warrants, of which Series 3 Warrants there are 26,500,000 underlying shares of Common Stock) at an offering price of 1.586 New Israeli Shekels (“NIS”) per Unit, yielding an aggregate, registered offering price of approximately 42,029,000 NIS. As of December 31, 2007, we have sold 12,199,201 Units, and the aggregate offering price of such sold amount is approximately 19,348,000 NIS.
From June 4, 2007 to December 31, 2007, we incurred the following expenses in connection with our best-efforts, direct public offering in the following amounts (as approximated, in thousands):

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
From June 4, 2007 to December 31, 2007, the net proceeds have been used by us for the following purposes in the following amounts (as approximated, in thousands):

Construction of plant, building and facilities	—
Purchase and installation of machinery and equipment	—
Purchase of real estate	—
Acquisition of other business	—
Repayment of indebtedness	3,128 NIS
Working capital	—
Temporary investments	—
Other purposes (total) (for which at least 384,600 NIS has been used based upon the NIS/U.S. Dollar exchange rate of 3.846 NIS for every U.S. Dollar as of December 31, 2007)
(1) Funds transferred to TopSpin Medical (Israel) Ltd. as advance payment on TopSpin Medical (Israel) Ltd. shares of common stock	15,208 NIS

Total	18,336 NIS

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
Item 6. Management’s Discussion and Analysis or Plan of Operation.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Financial Statements and Notes and the other financial information included elsewhere in this Annual Report on Form 10-KSB for the fiscal year ending December 31, 2007. In addition to historical information, this discussion and analysis contains forward-looking statements based on current expectations that involve risks, uncertainties and assumptions, such as our plans, objectives, expectations and intentions. Our actual results and the timing of events may differ materially from those anticipated in these forward-looking statements as a result of various factors.
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

We have first completed the development of a first generation IVMRI catheter, which has been used extensively in pre-clinical and clinical trials. In addition, we have completed the development of an advanced generation IVMRI catheter, which represents a further technological advancement in the miniaturization of the imaging probe and also integrates a number of probes in the catheter, enabling the imaging of longer vessel segments simultaneously.
In 2006, we began to develop our technology for imaging prostate cancer. A system is being developed for urology clinics, which consists of an external console and an integrated endo-rectal MRI and ultrasound probe. The system is designed for the detection of prostate cancer, in a way which could potentially aid urologists in guiding prostate biopsies, staging of prostate cancer and guiding local treatment such as cryo- and brachy-therapy. We developed a preliminary prototype of the prostate imaging product, and since such development, we have conducted pre-clinical trials using this prototype for imaging excised human prostates. We have recently developed another prototype of the prostate imaging product, which incorporates both MRI and ultrasound sensors. We intend to commence clinical trials using this prototype during fiscal year 2008.
From the time of our incorporation, we have been engaged in the research and development of our imaging technology, especially the IVMRI catheter, and development and improvement of the IVMRI catheter prototype through pre-clinical and clinical trials. As of December 31, 2007, we have not yet recorded any sales of our product. In December 2006, we received the CE Mark for our first generation IVMRI catheter, which is the required regulatory approval for marketing a product in Europe and began marketing efforts in Europe. In August 2007, we received the CE Mark for our advanced generation IVMRI catheter. On October 2, 2007, we filed a marketing application with the FDA in order to obtain the FDA’s approval to market our first generation IVMRI catheter in the United States. We are working toward the completion of the required regulatory approval of the first generation and advanced generation IVMRI catheter in the U.S. Also, before sales operations in the U.S. may begin, we must establish an effective organization for marketing and sales of the IVMRI catheter.
Plan of Operation
We have not had any revenues from operations since the time of our inception in September 1999. We have financed our operations principally through private and public sales of equity securities, convertible notes and through grants from the Office of the Chief Scientist of the Israeli Ministry of Industry, Trade and Labor, an Israeli governmental agency. In September 2005, we raised net proceeds of 32,430,000 NIS (approximately $8,432,137 using the NIS/U.S. Dollar exchange rate of 3.846 NIS for every U.S. Dollar as of December 31, 2007) through the sale of Common Stock and Series 1 Warrants in an initial public offering on the Tel Aviv Stock Exchange. In November 2006, we raised net proceeds of 40,635,000 NIS (approximately $10,565,523) through the sale of Series A Convertible Bonds and Series 2 Warrants in a private placement. In June 2007, we raised net proceeds of 18,336,000 NIS (approximately $4,767,551) through the sale of Common Stock and Series 3 Warrants.
As of December 31, 2007, our assets were approximately 51,274,000 NIS (approximately $13,331,773), of which cash and cash equivalents were approximately 40,978,000 NIS (approximately $10,654,706). As of December 31, 2007, our liabilities were approximately 52,316,000 NIS (approximately $13,602,704).

On October 2, 2007, we filed a marketing application with the FDA in order to obtain the FDA’s approval to market our first generation IVMRI catheter in the United States. The FDA responded to our application asking us to respond to a number of questions and comments. In the event that the FDA requires additional testing to be conducted, the timelines for filing the application and for getting the FDA’s response would be delayed. Also, in the event that the FDA requires us to file a PMA, the timelines until we may market the IVMRI in the United States would be further delayed. Once our marketing application for the first generation IVMRI catheter is approved, we intend to file an additional marketing application with the FDA in order to obtain the FDA’s approval to market our advanced generation IVMRI catheter in the United States.
We have begun our marketing efforts in Europe and we plan to begin marketing and sales in the U.S. after obtaining the required regulatory approvals for the first generation and advanced generation IVMRI catheter. Initially, we plan to sell our products to leading medical centers, who would also participate in a post-marketing clinical program intended to build indications for using IVMRI in clinical practice. We plan to use the data obtained in this clinical program to further grow our market.
We also intend to explore opportunities for expanding our current cardiology product portfolio, such as other imaging and diagnostic catheters or therapeutic catheters based on technologies where we have core capabilities and know-how or which are synergetic applications to our IVMRI catheter.
In the field of urology, we plan to conduct the first clinical trial with our prototype for prostate imaging developed for that purpose.
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
We estimate that we can satisfy our cash requirements and will not have to raise additional funds in the next twelve months. Nevertheless, we may raise additional funds in order to finance our operations subsequent to such twelve month period. We also may explore different alternatives in order to finance the payment of principal and interest on our outstanding Series A Convertible Bonds or effect a conversion of our Series A Convertible Bonds into shares of our Common Stock.
Our assessment of our cash needs constitutes a presumption based on the pace of our cash expenses, the grants by the OCS through December 31, 2007, the current stages of development of our product, an assessment regarding the conceivable technological and engineering challenges in the course of the development of our product, the projected development times, the pre-clinical and clinical trials required along with their projected timetable, the regulatory procedures required in connection with the clinical trials, the demand for our product and the costs of product sales. Our actual operations may be affected by technological or engineering difficulties, deviation from the timetables for the pre-clinical and clinical trials, unexpected regulatory problems, changes in regulatory laws, low demand for our products or the effects of competition.
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
We apply SFAS No. 123 and Emerging Issues Task Force No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, with respect to options issued to non-employees. SFAS No. 123 requires the use of option valuation models to measure the fair value of the options and warrants. Until December 31, 2005, the fair value of these options was estimated using Black-Scholes option-pricing model. Since January 1, 2006, the fair value of these options was estimated according to the principles determined in SFAS 123(R) based on the binomial option pricing model.
In accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and potentially settled in a Company’s Own Stock” (EITF 00-19), we recorded the consideration paid for the Convertible Bonds and Series 2 Warrants as a liability. The Series 2 Warrants were recorded as a liability based on their fair value. According to EITF 05-2, “The meaning of conventional convertible Debt Instrument in Issue No. 00-19” the Convertible Bonds are considered as non conventional convertible debentures. As such, the bifurcation of the conversion feature was required. In addition, we considered the commission of 2% to be paid to the placement agent of the Convertible Bonds and Series 2 Warrants placement in November 2006 upon the conversion of the Convertible Bonds as an embedded derivative. The fair value of the embedded derivative was recorded as a liability. We estimated the fair value of the abovementioned liabilities using a binomial model, except that following the listing of our Series 2 Warrants on the TASE, we estimated this liability based upon its market value. The binomial model requires the use of several assumptions made by us, which affect the estimated fair value of the liabilities. An assumption that we used in determining the fair value of the abovementioned liabilities is the expected volatility, which is an estimation that is based on the historical volatility of the per share market price of the publicly traded capital stock of similar companies and on the historical volatility of the per share market price of our Common Stock on the TASE.

Off-Balance Sheet Arrangements
Commitments to Pay Royalties to the Chief Scientist
TopSpin Israel obtains grants from the OCS for participation in research and development and, in return, is obligated to pay royalties amounting to 3% of sales during the first three years from the start date of the repayments and 3.5% of sales from the fourth year until the full repayment of the grants. The grants are linked to the exchange rate of the dollar and bear interest of LIBOR per annum. As of December 31, 2007, the total amount of grants obtained equals approximately 16,134,000 NIS (approximately $4,195,008 using the NIS/U.S. Dollar exchange rate of 3.846 NIS for every U.S. Dollar as of December 31, 2007).
Offices Lease Commitments
In July 2003, TopSpin Israel signed an agreement with a third party for the lease and maintenance of a space where we maintain our offices, laboratories and a “clean room” for the production of our products for a period of five years. The total annual rent and maintenance expenses are approximately 650,000 NIS (approximately $169,007). Future rental commitments under this lease agreement as of December 31, 2007, totaled 617,000 NIS (approximately $160,426).
In December 2006, TopSpin Israel entered into an additional five-year lease agreement with the third party for the lease of additional space at the same facility at a cost of approximately 110,000 NIS (approximately $28,601) annually starting February 2007. As part of this additional lease agreement, the lessor participated in investment in leasehold improvements. If TopSpin Israel abandons the leased space after 22 months of the lease, it will become liable for the payment of additional expenses in the amount of approximately 100,000 NIS (approximately $26,001). Future rental commitments under this additional lease agreement as of December 31, 2007 totaled 449,000 NIS (approximately $116,745).
Bank Guarantee for Offices Lease
According to the offices lease agreements, TopSpin pledged a bank deposit, which is used as a bank guarantee, amounting to approximately 472,000 NIS (approximately $122,725) as of December 31, 2007 to secure its payments under the lease agreements.
Motor Vehicles Lease Commitment
TopSpin Israel leases motor vehicles under operating lease agreements for 36 months. The monthly lease payments are approximately 51,000 NIS (approximately $13,261) as of December 31, 2007. The Company paid the last three months of the lease in advance. Future rental commitments under the existing lease agreement as of December 31, 2007 are 361,000 NIS (approximately $93,864) for the first year and 38,000 NIS (approximately $9,880) for the second year, for amounts totaling 399,000 NIS (approximately $103,744).
Item 7. Financial Statements.

TOPSPIN MEDICAL, INC.
(A Development Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007

TOPSPIN MEDICAL, INC.
(A Development Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007

■ Kost Forer Gabbay & Kasierer 2 Pal-Yam St. Haifa 33095, Israel	■ Phone: 972-4-8654000 Fax: 972-4-8654022
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders of
TOPSPIN MEDICAL, INC.
(A Development Stage Company)
We have audited the accompanying consolidated balance sheet of Topspin Medical Inc. (A Development Stage Company) (“the Company”) and its subsidiary as of December 31, 2007, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2007 and for the period from September 20, 1999 (inception date) through December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included considerations of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, based on our audits, the consolidated financial statements, referred to above, present fairly, in all material respects, the consolidated financial position of the Company and its subsidiary as of December 31, 2007, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2007 and for the period from September 20, 1999 (inception date) through December 31, 2007, in conformity with accounting principles generally accepted in the United States.

Haifa, Israel March 4, 2008	/s/ Kost Forer Gabbay & Kasierer KOST FORER GABBAY & KASIERER
A Member of Ernst & Young Global

Topspin Medical, Inc.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
NIS in thousands

		December 31,
	Note	2007
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	3	40,978
Other receivables and prepaid expenses	4	2,275
Inventory	5	512

		43,765

LONG-TERM ASSETS:
Restricted lease deposit	9c	555
Severance pay fund		36
Prepaid lease payments	9d	20

		611

PROPERTY AND EQUIPMENT, NET	6	2,692

DEFERRED ISSUANCE EXPENSES	11	4,206

		51,274

The accompanying notes are an integral part of the consolidated financial statements.

Topspin Medical, Inc.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
NIS in thousands

		December 31,
	Note	2007
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Trade payables	7	2,091
Other accounts payables and accrued expenses	8	5,341

		7,432

LONG TERM LIABILITIES
Accrued severance pay		633
Liabilities in respect of options to employees and consultants	12	2,368
Liability in respect of warrants to investors	11	975
Embedded conversion feature in convertible debentures	11	1,281
Embedded derivative related to issuance expenses	11	175
Convertible debentures	11	39,453

		44,885

CONTINGENT LIABILITIES, COMMITMENTS AND CHARGES	9

SHAREHOLDERS’ EQUITY (DEFICIENCY):	10
Ordinary shares of $0.001 par value:
Authorized 500,000,000 shares; Issued and outstanding 186,206,798 shares;		837
Additional paid in capital		163,790
Accumulated deficit during the development stage		(165,670)

		(1,043)

		51,274

March 4, 2008	/s/ Yaron Tal	/s/ Michael Berman	/s/ Eyal Kolka

Date of approval of the financial statements	Yaron Tal Chief Executive Officer	Michael Berman Chairman of the Board	Eyal Kolka Chief Financial Officer
The accompanying notes are an integral part of the consolidated financial statements.

Topspin Medical, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
NIS in thousands (except share data)

				Period from
				inception
				(September 20,
		Year ended		1999) through
		December 31,		December 31,
	Note	2006	2007	2007

Research and development expenses		25,371	25,874	119,127

Less — participation by the office of the Chief Scientist		(4,238)	(5,467)	(17,471)

Research and development expenses, net		21,133	20,407	101,656

Selling and marketing expenses		445	1,495	3,092

General and administrative expenses		11,376	9,051	48,468

Operating loss		(32,954)	(30,953)	(153,216)

Financing income (expenses), net	13	(5,611)	6,785	1,104

Loss before cumulative effect of a change in accounting principle		(38,565)	(24,168)	(152,112)

Cumulative effect of a change in accounting principle		(238)	—	(238)

Net loss		(38,803)	(24,168)	(152,350)

Loss before cumulative effect of a change in accounting principle per ordinary share		(0.24)	(0.13)

Cumulative effect of a change in accounting principle per Ordinary share		(0.002)	—

Basic and diluted loss per Ordinary share		(0.24)	(0.13)

Weighted average number of Ordinary shares outstanding used in basic and diluted net loss per share calculation		158,775,534	180,028,135

The accompanying notes are an integral part of the consolidated financial statements.

Topspin Medical, Inc.
(A Development Stage Company)
STATEMENT OF CHANGES IN SHAREHOLDERS EQUITY (DEFICINECY)
NIS in thousands

											Non-	Deficit
											recourse	accumulated	Total
	Number of outstanding shares				Share capital				Additional	Receivables	receivables	during the	shareholders’
		Preferred				Preferred			paid-in	for shares	for shares	development	equity
	Ordinary	A	B	C	Ordinary	A	B	C	capital	issued	issued	stage	(Deficiency)

Balance as of September 20, 1999	—	—	—	—	—	—	—	—	—	—	—	—	—

Issuance of common shares	625,000	—	—	—	3	—	—	—	—	—	—	—	3
Issuance of Preferred A shares net of issuance expenses of NIS 20	—	375,001	—	—	—	2	—	—	3,134	—	—	—	3,136
Net loss	—	—	—	—	—	—	—	—	—	—	—	(380)	(380)

Balance as of December 31, 1999	625,000	375,001	—	—	3	2	—	—	3,134	—	—	(380)	2,759

Issuance of Preferred B shares net of issuance expenses of NIS 61	—	—	208,329	—	—	—	1	—	10,183	—	—	—	10,184
Net loss	—	—	—	—	—	—	—	—	—	—	—	(3,880)	(3,880)

Balance as of December 31, 2000	625,000	375,001	208,329	—	3	2	1	—	13,317	—	—	(4,260)	9,063

Net loss	—	—	—	—	—	—	—	—	—	—	—	(7,254)	(7,254)

Balance as of December 31, 2001	625,000	375,001	208,329	—	3	2	1	—	13,317	—	—	(11,514)	1,809

Issuance of Preferred C shares net of issuance expenses of NIS 2,200	—	—	—	87,386,858	—	—	—	410	47,578	(630)	—	—	47,358
Beneficial conversion feature related to Preferred A and Preferred B shares	—	—	—	—	—	—	—	—	13,320	—	—	(13,320)	—
Issuance of Ordinary shares to the Chief Executive Officer	6,957,841	—	—	—	56	—	—	—	413	—	(469)	—	—
Deferred stock based compensation related to issuance of shares to the Chief Executive Officer	—	—	—	—	—	—	—	—	2,822	—	—	—	2,822
Stock based compensation related to options granted to consultants	—	—	—	—	—	—	—	—	1,286	—	—	—	1,286
Accrued interest and exchange rate differences on a loan to the Chief Executive Officer	—	—	—	—	—	—	—	—	4	—	(4)	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(15,414)	(15,414)

Balance as of December 31, 2002	7,582,841	375,001	208,329	87,386,858	59	2	1	410	78,740	(630)	(473)	(40,248)	37,861

The accompanying notes are an integral part of the consolidated financial statements.

Topspin Medical, Inc.
(A Development Stage Company)
STATEMENT OF CHANGES IN SHAREHOLDERS EQUITY (DEFICINECY)
NIS in thousands

											Non-	Deficit
											recourse	accumulated	Total
	Number of outstanding shares				Share capital				Additional	Receivables	receivables	during the	shareholders’
		Preferred				Preferred			paid-in	for shares	for shares	development	equity
	Ordinary	A	B	C	Ordinary	A	B	C	capital	issued	issued	stage	(Deficiency)

Balance as of December 31, 2002	7,582,841	375,001	208,329	87,386,858	59	2	1	410	78,740	(630)	(473)	(40,248)	37,861

Receivables in respect of Preferred C shares issued	—	—	—	—	—	—	—	—	25,828	630	—	—	26,458
Amortization of deferred stock based compensation	—	—	—	—	—	—	—	—	736	—	—	—	736
Deferred stock based compensation related to issuance of shares to the Chief Executive Officer	3,077,506	—	—	—	—	—	—	—	1,778	—	—	—	1,778
Stock based compensation related to options granted to consultants	—	—	—	—	—	—	—	—	19	—	—	—	19
Accrued interest and exchange rate differences on a loan to the Chief Executive Officer	—	—	—	—	—	—	—	—	(14)	—	14	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(27,693)	(27,693)

Balance as of December 31, 2003	10,660,347	375,001	208,329	87,386,858	59	2	1	410	107,087	—	(459)	(67,941)	39,159

Exercise of options	418,746	—	—	—	2	—	—	—	62	—	—	—	64
Amortization of deferred stock based compensation	—	—	—	—	—	—	—	—	677	—	—	—	677
Deferred stock based compensation related to issuance of shares to the Chief Executive Officer	630,793	—	—	—	—	—	—	—	615	—	—	—	615
Stock based compensation related to options granted to consultants	—	—	—	—	—	—	—	—	261	—	—	—	261
Accrued interest and exchange rate differences on a loan to the Chief Executive Officer	—	—	—	—	—	—	—	—	16	—	(16)	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(20,433)	(20,433)

Balance as of December 31, 2004	11,709,886	375,001	208,329	87,386,858	61	2	1	410	108,718	—	(475)	(88,374)	20,343

The accompanying notes are an integral part of the consolidated financial statements.

Topspin Medical, Inc.
(A Development Stage Company)
STATEMENT OF CHANGES IN SHAREHOLDERS EQUITY (DEFICINECY)
NIS in thousands

										Non-	Deficit
										recourse	accumulated	Total
	Number of outstanding shares				Share capital				Additional	receivables	during the	shareholders’
		Preferred				Preferred			paid-in	for shares	development	equity
	Ordinary	A	B	C	Ordinary	A	B	C	capital	issued	stage	(Deficiency)

Balance as of December 31, 2004	11,709,886	375,001	208,329	87,386,858	61	2	1	410	108,718	(475)	(88,374)	20,343

Conversion of Preferred A, B and C into Ordinary shares	104,378,107	(375,001)	(208,329)	(87,386,858)	477	(2)	(1)	(410)	(64)	—	—	—
Exercise of options	3,553,507	—	—	—	16	—	—	—	*) —	—	—	16
Issuance of ordinary shares net of issuance expenses of NIS 3,292	38,000,000	—	—	—	171	—	—	—	28,920	—	—	29,091
Issuance of options net of issuance expenses of NIS 378	—	—	—	—	—	—	—	—	3,339	—	—	3,339
Deferred stock based compensation related to issuance of shares to the Chief Executive Officer	630,793	—	—	—	—	—	—	—	(627)	—	—	(627)
Grant to the Chief Executive Officer	—	—	—	—	—	—	—	—	—	74	—	74
Amortization of deferred stock based compensation	—	—	—	—	—	—	—	—	486	—	—	486
Stock based compensation related to options granted to consultants	—	—	—	—	—	—	—	—	66	—	—	66
Accrued interest and exchange rate differences on a loan to the Chief Executive Officer	—	—	—	—	—	—	—	—	58	(58)	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	(14,325)	(14,325)

Balance as of December 31, 2005	158,272,293	—	—	—	725	—	—	—	140,896	(459)	(102,699)	38,463

Change of deferred stock compensation into liability as a result from accounting change	—	—	—	—	—	—	—	—	(6,768)	—	—	(6,768)
Exercise of options	634,374	—	—	—	3	—	—	—	38	—	—	41
Conversion of liability into equity in respect of exercise of options	—	—	—	—	—	—	—	—	451			451
Grant to the Chief Executive Officer	630,794	—	—	—	—	—	—	—	—	208	—	208
Accrued interest and exchange rate differences on a loan to the Chief Executive Officer	—	—	—	—	—	—	—	—	(14)	14	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	(38,803)	(38,803)

Balance as of December 31, 2006	159,537,461	—	—	—	728	—	—	—	134,603	(237)	(141,502)	(6,408)

*)	Less than NIS 1 thousand.
The accompanying notes are an integral part of the consolidated financial statements.

Topspin Medical, Inc.
(A Development Stage Company)
STATEMENT OF CHANGES IN SHAREHOLDERS EQUITY (DEFICINECY)
NIS in thousands

										Non-	Deficit
										recourse	accumulated	Total
	Number of outstanding shares				Share capital				Additional	receivables	during the	shareholders’
		Preferred				Preferred			paid-in	for shares	development	equity
	Ordinary	A	B	C	Ordinary	A	B	C	capital	issued	stage	(Deficiency)

Balance as of December 31, 2006	159,537,461	—	—	—	728	—	—	—	134,603	(237)	(141,502)	(6,408)

Exercise of employee’s options	2,270,935	—	—	—	9	—	—	—	66	—	—	75
Classification of liability into equity in respect of exercise of options	—	—	—	—	—	—	—	—	1,665	—	—	1,665
Repayment of non-recourse loan and classification of liability into equity	—	—	—	—	—	—	—	—	9,220	237	—	9,457
Issuance of Ordinary shares and warrants (series 3), net of issuance expenses of NIS 1,013	24,398,402	—	—	—	100	—	—	—	18,236	—	—	18,336
Net loss		—	—	—		—	—	—	—	—	(24,168)	(24,168)

Balance as of December 31, 2007	186,206,798	—	—	—	837	—	—	—	163,790	—	(165,670)	(1,043)

The accompanying notes are an integral part of the consolidated financial statements.

Topspin Medical, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
NIS in thousands

			Period from
			inception
			(September 20,
	Year ended		1999) through
	December 31,		December 31,
	2006	2007	2007
Cash flows from operating activities:

Net loss	(38,803)	(24,168)	(152,350)
Adjustments to reconcile net loss to net cash used in operating activities (a)	17,351	(9,564)	21,907

Net cash used in operating activities:	(21,452)	(33,732)	(130,443)

Cash flow from investing activities:

Change in restricted deposit, net	—	(152)	(509)
Restricted cash in respect of issuance convertible debentures	(50,944)	50,944	—
Interest from restricted cash in respect of issuance convertible debentures	—	1,298	1,298
Purchase of fixed assets	(800)	(1,432)	(8,914)
Proceeds from sale of fixed assets	—	(*) —	40
Loan to the Chief Executive Officer	—	—	(231)

Net cash provided by (used in) investing activities:	(51,744)	50,658	(8,316)

Cash flows from financing activities:

Exercise of stock options	41	75	196
Proceeds from issuance of shares and warrants (series 3), net of issuance expenses	—	18,336	137,905
Proceeds from issuance convertible debentures and warrants (series 2), net of issuance expenses	46,374	(4,738)	41,636

Net cash provided by financing activities:	46,415	13,673	179,737

Increase (decrease) in cash and cash equivalents	(26,781)	30,599	40,978
Cash and cash equivalents at the beginning of the period	37,160	10,379	—

Cash and cash equivalents at the end of the period	10,379	40,978	40,978

(*) Less than NIS 1 thousand.
The accompanying notes are an integral part of the consolidated financial statements.

Topspin Medical, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
NIS in thousands

					Period from
					inception
					(September 20,
			Year ended		1999) through
			December 31,		December 31,
			2006	2007	2007
(a	)	Adjustments to reconcile net loss to net cash used in operating activities:
		Depreciation	920	771	6,252
		Capital loss from sale of fixed assets	—	9	34
		Interest and exchange rate differences on loan to the Chief Executive Officer	—	—	(35)
		Non-cash bonus to the Chief Executive Officer	385	241	789
		Interest on restricted deposit	(222)	(1,115)	(1,344)
		Change in fair value of liability in respect of warrants (series 2)	907	(7,676)	(6,769)
		Change in fair value of conversion feature	4,040	(6,786)	(2,746)
		Change in fair value of embedded derivative	9	(680)	(671)
		Amortization of deferred issuance expenses and debentures discount	468	5,760	6,228
		Amortization of deferred stock based compensation related to employees	—	—	6,487
		Cumulative effect of change in accounting principle	238	—	238
		Change in fair value and amortization of stock options classified as a liability	9,398	(2,704)	6,694
		Amortization of deferred stock based compensation related to consultants	—	—	1,632
		Accrued severance pay, net	(151)	392	597
		Increase in inventory	—	(512)	(512)
		Increase in other accounts receivable and prepaid expenses (including long-term receivables)	(123)	(1)	(2,295)
		Increase in trade payables	508	694	1,987
		Increase in other accounts payable	974	2,043	5,341

		Total adjustments	17,351	(9,564)	21,907

(b	)	Supplemental disclosure of cash flow activities:
		Cash paid during the period for:

		Taxes paid due to non-deductible expenses	53	165	716

		Interest paid	—	3,951	3,951

(c	)	Supplemental disclosure of non cash flows activities:
		Purchase of fixed assets	149	103	103

		Accrued issuance expenses	2,868	—	2,868

		Classification of liabilities into equity	451	10,885	11,336

The accompanying notes are an integral part of the consolidated financial statements.

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands, except share and per share data
NOTE 1:- GENERAL
a.	TopSpin Medical, Inc (“the Company”) and its subsidiary, TopSpin Medical (Israel) Ltd. (“the Subsidiary” or “TopSpin”) are engaged in research and development of a medical MRI technology, the main application of which is interventional cardiology.

The Company was incorporated and commenced operation in September 1999 as a private company registered in Delaware, U.S. On September 1, 2005, the Company issued securities to the public in Israel and became publicly traded in the Tel Aviv Stock Exchange (“TASE”).

On April 19, 2007, the Company filed a registration statement pursuant to the United States Securities Act of 1933 (“the registration statement”) with the U.S. Securities and Exchange Commission (“SEC”) regarding the sale of Ordinary shares and warrants (series 3) and the shares resulting from the exercise of the warrants (series 3). On June 4, 2007, the registration statement became effective. On June 6, 2007, the Company issued 24,398,402 Ordinary shares together with 12,199,201 warrants (series 3) that are listed for trade on the TASE since September 17, 2007 in consideration for NIS 18,336 (See Note 10b(7)). The Company’s stocks are traded only in Israel in NIS.

b.	Since its inception, the Company has devoted substantially most of its efforts to business planning, research and development, marketing, recruiting management and technical staff, acquiring assets and raising capital. In addition, the Company has not generated revenues. Accordingly, the Company is considered to be in the development stage, as defined in Statement of Financial Accounting Standards No. 7, “Accounting and reporting by development Stage Enterprises” (“SFAS No. 7”).

The Company plans to continue to finance its operations with a combination of stock issuance and private placements and in the longer term, revenues from product sales. There are no assurances, however, that the Company will be successful in obtaining an adequate level of financing needed for the long-term development and commercialization of its planned products.

c.	In May 2006, the Company established Topspin Urology Ltd. (“Topspin Urology”), a wholly owned subsidiary in Israel .Topspin Urology has not commenced its operation.

d.	In December 2006, the Subsidiary received the CE Marking for its first generation intravascular MRI catheter for the coronary arteries, which is the required regulatory approval for marketing the product in Europe.

e.	In August 2, 2007, the Subsidiary received the CE Mark for its advanced generation intravascular MRI catheter. The advanced generation intravascular MRI catheter represents a further technological advancement in the miniaturization of the imaging probe and also integrates a number of probes in the catheter, enabling the imaging of longer vessel segments simultaneously.

f.	In October 2, 2007, the Subsidiary filed a marketing application with the United States Food and Drug Administration (the “FDA”) in order to obtain the FDA’s approval to market the first generation IVMRI catheter in the United States.
NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES
The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), applied on a consistent basis, as follows:
a.	Financial statements in NIS:

A majority portion of the Company’s costs and expenses are incurred in New Israeli Shekel (“NIS”). In addition, the Company finances its operations from mainly NIS denominated resources, mainly from equity raisings.

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands, except share and per share data
NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (Cont.)
a.	Financial statements in NIS (cont.)

The Company’s management believes that the NIS is the primary currency of the economic environment in which the Company operates. Thus, the functional currency of the Company is the NIS.

Accordingly, monetary accounts maintained in currencies other than the NIS are re-measured into NIS in accordance with SFAS No. 52 “Foreign Currency Translation”.

All transaction gains and losses of the re-measured monetary balance sheet items are reflected in the statement of operations as financial income or expenses, as appropriate. Substantially all the operations and assets of the Company are conducted in NIS in Israel and it has no assets and operations in the US. The Company’s stocks are traded in Israel in NIS. As such the Company’s management believes that the functional and reporting currency is NIS.

b.	Use of estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported and disclosure of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ from those estimates.

c.	Principles of consolidation:

The consolidated financial statements include the accounts of TopSpin over which the Company exercises control. Significant inter-company balances and transactions between the two companies have been eliminated in the consolidated financial statements.

d.	Cash equivalents:

Cash equivalents are short-term highly liquid investments that are readily convertible to cash with maturities of three months or less at the date of acquisition.

e.	Inventory

Inventories consist of IVMRI system which is used for imaging and characterizing the tissue composition of coronary plaque during a conventional cardiac catheterization procedure. The system consists of a disposable, single use IVMRI catheter and a console.

Inventories are stated at the lower of cost or net realizable value. Cost is determined as follows:
Materials and parts — using the “first-in, first-out” method.
Work in progress and finished products — on the basis of average cost including materials, labor and other direct and indirect manufacturing costs.
The Company periodically evaluates the condition and age of inventories and provides for slow moving inventories accordingly.

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands, except share and per share data
NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (Cont.)
f.	Long — term restricted deposit:

Long-term restricted lease deposit, with maturities of more than one year used to secure lease agreement is presented at cost plus accrued interest (See Note 9c).

g.	Property and equipment:

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets at the following annual rates:

%
Computers and software	33
Office furniture and equipment	7 – 15
Laboratory equipment	10 – 33
Leasehold improvements	Over the lesser term of the lease or useful life
h.	Impairment of long-lived assets:

The Company’s long-lived assets are reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of the asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. During the period from inception through December 31, 2007, no impairments were recorded.

i.	Severance pay:

The Company’s liability for severance pay to the Israeli employees of TopSpin is calculated pursuant to Israeli severance pay law based on the most recent salary of the employees multiplied by the number of years of employment, as of the balance sheet date. Employees are entitled to one month’s salary for each year of employment or a portion thereof. The Company’s liability for all of its employees is partially provided by monthly deposits with insurance policies. The value of these policies is recorded as an asset in the Company’s balance sheet. The deposited funds include profits accumulated up to the balance sheet date. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay law or labor agreements. The value of the deposited funds is based on the cash surrendered value of these policies, and includes immaterial profits.

Severance expenses for the years ended December 31, 2006, 2007 and the period from inception through December 31, 2007 amounted to approximately NIS 608, NIS 1,248 and NIS 3,908, respectively.

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands, except share and per share data
NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (Cont.)
j.	Research and development expenses, net:

Research and development expenses, are charged to the statement of operations as incurred.

Royalty-bearing grants from the Government of Israel for funding approved research and development projects are recognized at the time the Company is entitled to such grants, on the basis of the costs incurred and applied as a deduction from research and development expenses.

k.	Stock-based compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based payment awards made to employees and directors. SFAS 123(R) supersedes APB No. 25 and amends SFAS 95, “Statement of Cash Flows”, for periods beginning in fiscal year 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”), which was prolonged by SAB 110 (See note 2r), relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). SFAS 123(R) requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company’s consolidated statements of operations.

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard starting from January 1, 2006. According to SFAS 123(R), an option indexed to a factor which is not a market, performance, or service condition, shall be classified as a liability.

The Company’s shares are traded in Israel in New Israeli Shekels (“NIS”). The Company’s options granted to employees, directors and consultants are exercisable with a dollar denominated exercise price. The functional currency of the Company and the currency in which the employees are paid is NIS. Accordingly, as of January 1, 2006, the fair value of the vested portion of the options was classified as a liability and remeasured at each reporting date until the date of settlement. In addition an amount of NIS 238 was recorded as cumulative effect of a change in accounting principle. Compensation cost for each period until settlement shall be based on the change in the fair value of the options for each reporting period based on the binomial method

The Company recognizes compensation expenses for the value of its options based on the accelerated method over the requisite service period of the options.

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands, except share and per share data
NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (Cont.)
k.	Stock-based compensation (cont.)

As of December 31, 2007, the Company estimates the fair value of stock options granted using the Binomial model with the following assumptions:

Binomial model
Dividend yield	0%
Expected volatility	58%
Risk-free interest rate	4.2%
Suboptimal exercise factor	2.5 for employees, 3 for officers
Expected volatilities are based on historical volatilities from traded stock of the Company and of similar companies. The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes.

The suboptimal exercise factor is representing the value of the underlying stock as a multiple of the exercise price of the option which, if achieved, results in exercise of the option.

The Company has historically not paid dividends and has no foreseeable plans to declare dividends. The Company applies SFAS No. 123(R) and Emerging Issues Task Force No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services”, with respect to options issued to non-employees. SFAS No. 123(R) requires the use of option valuation models to measure the fair value of the options and warrants. The Company uses the binomial model to measure the fair value of options granted to non-employees.

l.	Fair value of financial instruments:

The carrying amount reported in the consolidated balance sheet for cash and cash equivalents, other receivables and prepaid expenses, trade payables and other payables approximate their fair values due to the short-term maturities of such instruments.

m.	Basic and diluted net loss per share:

Basic net loss per share is computed based on the weighted average number of common shares outstanding during each year. Diluted net loss per share is computed based on the weighted average number of common shares outstanding during each period, plus dilutive potential common shares considered outstanding during the year in accordance with Statement of Financial Accounting Standard No. 128, “Earnings Per Share” (SFAS No. 128”). All outstanding stock options have been excluded from the calculation of the diluted loss per common share because all such securities are anti-dilutive for each of the periods presented.

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands, except share and per share data
NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (Cont.)
n.	Concentration of credit risks:

Financial instruments that potentially subject the Company and its subsidiary (“the Group”) to concentrations of credit risk consist principally of cash and cash equivalents and other receivables. The Group’s cash and cash equivalents are invested in NIS and U.S. dollar instruments of major banks in Israel and in the United States. Management believes that the financial institutions that hold the Company’s investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments. The Company and its subsidiary have no significant off-balance sheet concentration of financial instruments subject to credit risk such as foreign exchange contracts, option contracts or other hedging arrangements.

o.	Income taxes:

The Group accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). This statement prescribes the use of the liability method, whereby deferred tax assets and liability account balances are calculated for temporary differences between financial reporting and tax bases of assets and liabilities and net operating loss carryforward. The deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse

The Company and its subsidiaries provide a valuation allowance if necessary, to reduce deferred tax assets to their estimated realizable value.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109” (“FIN 48”). FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarified the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s consolidated financial position and results of operation.

p.	Liability in respect of warrants to investors:

Warrants with exercise price linked to the Consumer Price Index (“CPI”) in Israel are classified as a liability and measured at fair value with changes in fair value recognized in earnings.

q.	Convertible debentures and related embedded feature:

The embedded conversion feature in the convertible debentures, which are linked to the CPI, is bifurcated from the convertible debentures, classified as a liability and measured at fair value with changes in fair value recognized in earnings in accordance with the provisions of FAS 133. The debt feature in the convertible debentures is accounted for in accordance with the provisions of APB 21, net of discount which is amortized as interest expense over the term of the debentures in accordance with the effective interest method.

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands, except share and per share data
NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (Cont.)
r.	Impact of recently issued Accounting Standards:
1.	SFAS No.159:

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities"(“SFAS 159”). This Statement provides companies with an option to report selected financial assets and liabilities at fair value. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The Statement’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007.

The Company has decided to adopt the provisions of SFAS No. 159 as of January 1, 2008 and consequently measure the convertible debentures at its entirety at fair value with changes in fair value recorded in earnings. As a result the Company will record an increase in retained earnings in the amount of NIS 5,293 as the embedded conversion feature in convertible debentures, embedded derivative related to issuance expenses and convertible debentures, net of deferred issuance expenses, will be remeasured at a total fair value in the amount of NIS 31,900 at January 1, 2008.

2.	SFAS No. 160:

SFAS 160 — In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS 160 amends Accounting Research Bulletin 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary.

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands, except share and per share data
NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (Cont.)
r.	Impact of recently issued Accounting Standards (Cont.):
2.	SFAS No. 160 (Cont.):

SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is not permitted.

The Company is currently evaluating the potential impact that the adoption of SFAS 160 could have on its consolidated financial statements.

3.	SAB No. 110:

On December 21, 2007 the SEC staff issued Staff Accounting Bulletin No. 110 (“SAB 110”), which, effective January 1, 2008, amends and replaces SAB 107, Share- Based Payment. SAB 110 expresses the views of the SEC staff regarding the use of a “simplified” method in developing an estimate of expected term of “plain vanilla” share options in accordance with FASB Statement No. 123(R), Share-Based Payment. Under the “simplified” method, the expected term is calculated as the midpoint between the vesting date and the end of the contractual term of the option. The use of the “simplified” method, which was first described in Staff Accounting Bulletin No. 107, was scheduled to expire on December 31, 2007. SAB 110 extends the use of the “simplified” method for “plain vanilla” awards in certain situations. The SEC staff does not expect the “simplified” method to be used when sufficient information regarding exercise behavior, such as historical exercise data or exercise information from external sources, becomes available.

The Company is currently evaluating the potential impact that the adoption of SAB No. 110 could have on its consolidated financial statements.

4.	Emerging Issues Task Force document No. 07-3:

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

The Company is currently evaluating the impact that this pronouncement may have on its consolidated financial statements.

5.	SFAS No. 157

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS 123(R) and related interpretations. The statements does not apply to accounting standard that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007.

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands, except share and per share data
NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (Cont.)
r.	Impact of recently issued Accounting Standards (Cont.):
5.	SFAS No. 157 (Cont.):

On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (the FSP). The FSP amends FASB Statement No. 157, Fair Value Measurements (Statement 157), to delay the effective date of Statement 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). For items within its scope, the FSP defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.

The Company is currently evaluating the impact that this pronouncement may have on its consolidated financial statements.

6.	SFAS 141(R)

In December 2007, the FASB issued SFAS 141(R), Business Combinations. This Statement replaces SFAS 141, Business Combinations, and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141(R)). In addition, SFAS 141(R)’s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS 141(R) amends SFAS No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS 142, Goodwill and Other Intangible Assets, to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted.

The Company is currently evaluating the impact that this pronouncement may have on its consolidated financial statements.
NOTE 3:- CASH AND CASH EQUIVALENTS

December 31,
2007

In New Israeli Shekels	40,071
In other currencies (mainly in US dollars)	907

40,978

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands, except share and per share data
NOTE 4:- OTHER RECEIVABLES AND PREPAID EXPENSES

December 31,
2007

Prepaid expenses	392
Government of Israel — VAT Refund	349
Government of Israel — Chief Scientist	1,338
Other	196

2,275

NOTE 5:- INVENTORY

December 31,
2007

Raw materials	323
Goods in process	174
Finished goods	15

512

NOTE 6:- PROPERTY AND EQUIPMENT, NET

December 31,
2007
Cost:
Computers and software	4,355
Office furniture and equipment	355
Laboratory equipment	2,811
Leaseholds improvements	613
Consoles (*)	388

8,522

Accumulated depreciation:
Computers and software	3,327
Furniture and Office equipment	193
Laboratory equipment	1,742
Leaseholds improvements	568

5,830

2,692

(*)	Consoles which intended to be leased in 2008.
Depreciation expenses amounted to NIS 920, NIS 771 and NIS 6,252 for the years ended December 31, 2006, 2007 and for the period from inception through December 31, 2007, respectively.

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands, except share and per share data
NOTE 7:- TRADE PAYABLES

December 31,
2007

Open accounts	1,503
Notes payable	588

2,091

NOTE 8:- OTHER ACCOUNTS PAYABLES AND ACCRUED EXPENSES

December 31,
2007

Provision for payroll and related expenses	1,703
Vacation pay and recuperation pay	929
Accrued expenses	2,709

5,341

NOTE 9:- CONTINGENT LIABILITIES, COMMITMENTS AND CHARGES
a.	Commitments to pay royalties to the Chief Scientist:

The Subsidiary had obtained from the Chief Scientist of the State of Israel grants for participation in research and development and, in return, the Subsidiary is obligated to pay royalties amounting to 3% of the sales in the first three years from the beginning of the repayment and 3.5% of the sales from the fourth year up to the amount of the grant. The grant is linked to the exchange rate of the dollar and bears interest of Libor per annum.
Through December 31, 2007, total grants obtained amounts to NIS 16,134.

b.	Commitments

In July 2003, TopSpin signed an agreement for the lease and maintenance (“Lease Agreement”) of a space where it maintains its offices, laboratories and a “clean room” for the production of its products for a period of five years. Total rent and maintenance expenses for the year ended December 31, 2006 and 2007 amounted to approximately NIS 650 and NIS 737, respectively.

In December 2006, Topspin had signed an amendment to the Lease Agreement (the “Amendment”), for the lease of an additional space for a period of 5 years as of February 2007 (“Lease Term”), on the same terms and conditions as the Lease Agreement, excluding any additions, adjustments or changes determined in the Amendment.

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands, except share and per share data
NOTE 9:- CONTINGENT LIABILITIES, COMMITMENTS AND CHARGES (Cont.)
b.	Commitments (cont.)

Topspin is entitled to terminate the Lease Term of the additional space subject to the terms determined in the Amendment with a penalty fee of NIS 100.

According to the Amendment, Topspin was provided with an option to extend the original term lease according to the Lease Agreement for an additional period from December 1, 2008 and ending on January 31, 2012, provided that Topspin will notify in writing until August 1, 2008 of its decision to extend the original Lease Term.

As of December 31, 2007 future rental commitments under the existing Lease Agreement and amendment are as follows:

First year	727
Second year	110
third year	110
Fourth year, etc.	119

1,066
c.	1.	TopSpin pledged a bank deposit which is used as a bank guarantee amounting to NIS 472 to secure its payments under the Lease Agreement. The deposit bears an average annual interest of approximately 4% and presented at cost plus accrued interest.
2.	TopSpin pledged a bank deposit which is used as a bank guarantee amounting to NIS 83 to secure its payments in accordance with the credit limits given to TopSpin by the credit card companies.
d.	TopSpin leases motor vehicles under operating lease agreements for 36 months. The monthly lease payments are approximately NIS 51. As of December 31, 2007 the Company has deposited NIS 121 covering rental payment for the last three months in respect of these contracts, out of which an amount of NIS 101 is expected to be paid during the year ended December 31, 2008.

The deposit is linked to the CPI and bears no interest.

As of December 31, 2007 future rental commitments under the existing lease agreement are as follows:

First year	361
Second year	38

399

NOTE 10:- SHAREHOLDERS’ EQUITY
a.	Composition of share capital:

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
NOTE 10:- SHAREHOLDERS’ EQUITY (Cont.)

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

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands, except share and per share data
NOTE 10:- SHAREHOLDERS’ EQUITY (Cont.)
b.	Share capital (Cont.):
2.	According to an agreement signed in December 2002, the Company issued to the Chief Executive Officer (CEO) 11,927,727 Ordinary shares in consideration for $100,000, subject to repurchase right according to certain vesting terms. The Subsidiary gave the CEO a loan to finance the purchase of the Company’s shares. The loan was denominated in U.S dollars and bear interest at the rate of 5%. As a security to ensure the repayment of the loan, the CEO pledged these shares for the benefit of the Company. The pledged shares and the related balance of the loan were deducted from the shareholders’ equity.
The agreement determined that in case of lack of ability to repay the loan, the loan may be repaid only out of the return on the pledged shares. The CEO has also undertaken that if the first of the events detailed in the agreement occurs (such as the Company becomes an issuer, as defined by the Sarbanes-Oxley Act of 2002), he will repay the outstanding loan amount, if he is required to do so by TopSpin. In August 2005, the Company and the CEO signed an agreement that modifies the employment conditions of the CEO and revises the terms of the loan and the pledge. The first half of the $ 100,000 loan that the CEO received in order to purchase Company’s shares, including the accrued interest thereon, will become a grant at the end of the second anniversary of the IPO, and the other half at the end of the third anniversary of the IPO, provided that the CEO continues to be employed in TopSpin or is a consultant in TopSpin or in any of its related companies at such time. Accordingly, for the years ended December 31, 2006 and 2007 and the period from inception through December 31, 2007 amounts of NIS 208, NIS 241 and NIS 523, respectively became a grant and were recorded as expenses.
Upon closing of the agreement 7/12 (seven twelfths) of the shares were immediately vested. The other portions of the shares were subject to the Company’s right of repurchase according to the following terms:
a.	The Company’s right of repurchase shall lapse on a monthly basis over four years’ period commencing on the date of execution of the original agreement.

b.	The Company’s right of repurchase shall lapse, with respect to 1/6 (one sixth) of the shares in the event that the Company achieves a milestone as defined in the agreement. This milestone has been achieved in September 2003.
Till December 31, 2005, the Company accounted for these shares as a variable plan and remeasured compensation at the period such shares were vested. As of January 1, 2006 the fair value of the vested shares was classified as a liability.

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands, except share and per share data
NOTE 10:- SHAREHOLDERS’ EQUITY (Cont.)
b.	Share capital (Cont.):
2.	(Cont.)

In August 2005, according to the modifications in the employment agreement and the loan agreement the security for the loan was replaced such that the CEO’s shares in a private company which holds 475,000 of the Company’s shares were pledged till the loan was fully paid.

On March 4, 2007 the General Meeting of the Company approved to cancel the pledge on the above mentioned shares and to repay the outstanding loan with the grant. Consequently, the liability related to this loan in the amount of NIS 9,220 was classified as equity.

Compensation expenses (income) related to the CEO of NIS 4,718, NIS (70) and NIS 8,866 were recognized during the years ended December 31, 2006, 2007 and for the period from inception through December 31, 2007, respectively.

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

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands, except share and per share data
NOTE 10:- SHAREHOLDERS’ EQUITY (Cont.)
b.	Share capital (Cont.):
7.	On April 19, 2007, the Company filed a registration statement pursuant to the United States Securities Act of 1933 (“the registration statement” and “Securities Act"' respectively) with the U.S. Securities and Exchange Commission (“SEC”) regarding the sale of Ordinary shares and warrants (series 3) and the shares resulting from the exercise of the warrants (series 3). On June 4, 2007, the registration statement became effective.In the context of the registration statement, the Company is entitled to offer up to 53,000,000 Ordinary shares and 26,500,000 warrants (series 3), offered in 26,500,000 Units (each consisting of 2 Ordinary shares and 1 warrant (series 3)), for a period of one year from the date the registration statement became effective.

On June 6, 2007, the Company issued 24,398,402 Ordinary shares which are listed for trade on the TASE together with 12,199,201 warrants (series 3) that are listed for trade on the TASE since September 17, 2007. The issued securities were issued in consideration for NIS 1.586 in cash per Unit. The total net proceeds from the issuance amounted to approximately NIS 18,336 (net of issuance expenses of NIS 1,013).

The shares issued represented 15.20% of the Company’s issued and outstanding share capital and voting rights prior to issuing the Ordinary shares.

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
NOTE 11:- CONVERTIBLE DEBENTURES AND WARRANTS
a.	Pursuant to the Company’s BOD decision from November 21, 2006, the Company issued in a private placement NIS 50,000,000 par value of bonds (series A) (“the bonds (series A)” or “the convertible debentures”) and 25,000,000 warrants (series 2) (“the warrants” or “the warrants (series 2)”) such that each issuance of two bonds (series A) entitled the holder of bonds (series A) to receive from the Company, at no consideration, one warrant (series 2). The bonds (series A) were offered at a purchase price equaling 95% of their par value and for total consideration of NIS 47,500. The warrants (series 2) were offered at no consideration. The share’s quoted market price at November 21, 2006, was NIS 0.752 per share.

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands, except share and per share data
NOTE 11:- CONVERTIBLE DEBENTURES AND WARRANTS (Cont.)
a.	(cont.)
1.	The convertible debentures:
NIS 50,000,000 par value of bonds (series A), will be redeemable in one installment on November 30, 2009, bear annual interest of 6% to be calculated and paid annually on November 30 of each of the years 2007-2009 and linked, principal and interest, to the Israeli CPI published due to October 2006.

The bonds (series A) are convertible into Ordinary shares of the Company starting from the date of their registration for trade on the TASE on each trading day through November 14, 2009, excluding during the period from November 15 and November 30 of each of the years 2007-2008, in such a manner that each NIS 0.84 par value of bonds (series A) is convertible into one Ordinary share of the Company.

At the option of the Company, it may compel the bond (series A) holders to make a mandatory conversion of the bonds outstanding into Ordinary shares of the Company at a conversion ratio determined according to the weighted average share quoted market price on the TASE in the 30 trading days preceding the notice of mandatory conversion less 10% and in any event not exceeding a fixed conversion ratio of NIS 0.84 per share. The bond (series A) holders may be compelled to make a mandatory conversion of conversion of the bonds outstanding into Ordinary shares of the Company upon the occurrence of one of two circumstances as follows:
a.	The holders may be compelled to convert if the weighted average of the closing price of the shares of the Ordinary shares on the TASE over the last 30 trading days prior to the issuance of a notice of mandatory conversion was above 1.00 NIS per share.
b.	The holders may be compelled to convert if the total accumulated revenues from sale of the Company products, as reported in the Company’s quarterly or annual financial statements, equals or exceeds 15,000,000 NIS.
2.	Warrants (series 2):
NIS 25,000,000 warrants (series 2) exercisable into Ordinary shares of the Company in such a manner that each warrant (series 2) is exercisable into one Ordinary share on each trading day from the registration for trade of the warrant (series 2) through May 31, 2009, excluding on the 12th through the 16th of each month during said period in consideration for a cash exercise price of NIS 0.84 per share, linked to the Israeli CPI published due to October 2006. Any warrants (series 2) that are not exercised by May 31, 2009 will expire.

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands, except share and per share data
NOTE 11:- CONVERTIBLE DEBENTURES AND WARRANTS (Cont.)
a.	(cont.)
3.	Issuance expenses to IBI: The Company has undertaken to pay the placement agent of the offered securities (Poalim IBI — Underwriting and Issuances Ltd.) commissions at rates specified below:
a.	Upon the execution of the private placement — a commission of 1.17% of the proceeds. As such amount of NIS 554 was paid.

b.	Upon the registration of the offered securities for trade on the TASE, a commission of 2.33% of the proceeds. As such an amount of NIS 1,107 was paid.

c.	A commission of 1.5% of the total par value of the offered bonds in the event of transfer of funds from the trustee’s account to the Company, as described in the deed of trust signed between the Company and Hermetic Trust (1975) Ltd. on November 21, 2006 (“the deed of trust”). In the event of transfer of said funds in two portions as described in the deed of trust, the commission transferred at each fund transfer will equal half the commission described in this item above at any of the dates of transferring a portion. As such an amount of NIS 750 was recorded as a provision.

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands, except share and per share data
NOTE 11:- CONVERTIBLE DEBENTURES AND WARRANTS (Cont.)
a.	(cont.)
d.	A commission of 2% of the total par value of the bonds (series A) converted into Ordinary shares of the Company. The commission based on this item will be paid every calendar quarter on the first business day, for the conversion of bonds (series A) executed in the preceding calendar quarter.
b.	During 2007, the Company obtained the written consent of all the holders of securities to additional amendments to the terms of the private placement of bonds (series A) and warrants (series 2), replacing the bonds (series A) trustee, replacing the deed of trust of the bonds (series A) of November 21, 2006 (“the original deed of trust”) with an indenture (“the Indenture”) and additional amendments to the warrant (series 2) of November 21, 2006.

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands, except share and per share data
NOTE 11:- CONVERTIBLE DEBENTURES AND WARRANTS (Cont.)
b.	(cont.)
The following description is a summary of the material modifications in the terms of the bonds (Series A) as contained in the Indenture and the certificate evidencing the bonds (Series A) and the warrants (series 2):
1. Security on bonds (series A):
Immediately after bonds (series A) are listed for trade on the Tel Aviv Stock Exchange (“the TASE”) the trustee will transfer to the Company all the amounts deposited in the trust account without any limitation or conditions.
2. Listing for trade on the TASE:
The Company will make its best efforts and intends to take all necessary actions and to receive all required decisions, under the law, to list the bonds (Series A) and warrants (series 2) on TASE and this within a period of ten (10) months from the date of issuance of the bonds (Series A), meaning until September 23, 2007. (See 2 below).

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands, except share and per share data
NOTE 11:- CONVERTIBLE DEBENTURES AND WARRANTS (Cont.)
b.	(cont.)
3. The interest on the debentures:
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

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands, except share and per share data
NOTE 11:- CONVERTIBLE DEBENTURES AND WARRANTS (Cont.)
c.	According to EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” and EITF 06-6 “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments”, the Company determined that the terms of the convertible debentures do not constitute a substantial change compared to the original terms. Consequently, a new effective interest rate was determined based on the carrying amount of the original debt instrument, adjusted for an increase in the fair value of an embedded conversion option (calculated as the difference between the fair value of the embedded conversion option immediately before and after the modification or exchange) resulting from the modification, and the revised cash flows.
On September 11, 2007, a registration statement pursuant to the United States Securities Act of 1933 (“the registration statement”) with the U.S. Securities and Exchange Commission (“SEC”) for the registration of the bonds (series A), warrants (series 2) and the shares underlying the conversion of the bonds (series A) and the exercise of the warrants (series 2) became effective. On September 17, 2007, the bonds (series A) and the warrants (series 2) and the shares underlying the conversion of the bonds (series A) and the exercise of the warrants (series 2) were listed for trade on the TASE.

As a result the trustee transferred to the Company all the amounts deposited in the trust account without any limitation or conditions (less tax and expenses relating to the management of the account).
NOTE 12:- STOCK BASED COMPENSATION
Issuance of options to employees, directors and consultants:
a.	In December 2002 and January 2004, the Company granted to Tmura — The Israeli Public Service Venture Fund and to American Friends of Tmura Inc. options to purchase 325,000 Ordinary shares at $ 0.1886 per share. 180 options granted in December 2002 are exercisable until 10 years after the date of grant. 324,820 options granted in January 2004 are exercisable up to 10 years from the date on which the Company’s securities are offered to the public. As of the balance sheet date, no options have been exercised. As of December 31, 2007 the fair value of the liability in respect for the options issued was NIS 54.

Compensation expenses (income) of NIS 97, NIS (149) and NIS 54 were recognized during the year ended December 31, 2006 and 2007 and the period from inception through December 31, 2007, respectively.

b.	In 2001, the Company adopted a stock option plan according to which up to 300,000 options to purchase 300,000 Ordinary shares of the Company may be granted to directors, employees and consultants of the Company and its subsidiary, as determined by the Company’s Board from time to time (“the 2001 option plan”). The options are exercisable at $ 2 or $ 12 per option. The options to employees and directors have in most cases a four years vesting period. Under the 2001 option plan the Company issued 280,910 options, of which 109,600 options were forfeited and 171,310 options are outstanding and exercisable as of December 31.

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands, except share and per share data
NOTE 12:- STOCK BASED COMPENSATION (Cont.)
c.	In 2003, the Company adopted a stock option plan according to which up to 22,000,000 options to purchase Ordinary shares of the Company may be granted to directors, employees and consultants of the Company and its subsidiaries, as determined by the Company’s Board from time to time (“the 2003 option plan”). The options are exercisable at $ 0.001-$ 0.1886 per share. The options to employees and directors will vest over a period of four years from the date of grant such that 25% of the options vest at the end of the first year and 6.25% of the options vest at the end of each subsequent quarter for an additional period of three years, unless otherwise stated in the options agreement. Any option which is canceled or forfeited before expiration becomes available for future grants. On September 25, 2007, the Board of Directors (“BOD”) approved to increase the total number of shares of common stock authorized for issuance pursuant to the Company’s 2003 Israeli Stock Option Plan by 15,000,000 shares of common stock to a total of 37,000,000 shares of common stock. As of December 31, 2007, 24,793,213 options are outstanding.

d.	On January 7, 2007 the General Meeting of the Shareholders of the Company approved the BOD’s resolutions for the issuance of 2,400,000 non-marketable options to the CEO, exercisable into 2,400,000 Ordinary shares of the Company (“the options”), for an exercise price of $ 0.1503 per share. The options are subject to the vesting terms pursuant to the following targets and goals:
1.	600,000 options vested as the Company obtained CE Mark approval for the intravascular MRI catheter for the coronary arteries developed by the Company (“the product”), during December 2006.

2.	960,000 options will vest once the Company obtains FDA approval for the product, if and when such approval is granted by November 15, 2007. The Company assumed that this approval will be achieved on time.

3.	840,000 options will vest upon the occurrence of one of the following events: (1) Receiving a memorandum of investment in Topspin Urology Ltd., or in any other company holding the intellectual property rights in requests and/or applications regarding intellectual property and the Company’s urology activities (“urology activities”), including through capital raising by the Company for the development of the urology activities, in an amount exceeding $1,000 by November 30, 2007, which would not include grants from the Office of the Chief Scientist; (2) The sale, transfer, grant of a license or any other transfer of all or substantially all of the urology activities or signing a memorandum or any other agreement in connection with said transfer by November 30, 2007; or (3) the Company’s BOD decision to independently finance the urology activities instead of locating available external financing, under the terms detailed above by November 30, 2007. The Company assumed that at least one of these events will occur.

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands, except share and per share data
NOTE 12:- STOCK BASED COMPENSATION (Cont.)
d.	(Cont.)

Any options that do not vest by said dates will expire. The options will be subject to the additional conditions regarding the Company’s 2003 stock option plan (“the option plan”) provided that should there be a discrepancy between the option grant conditions stipulated above and the conditions of the option plan, the provisions detailed above will prevail.

The fair value of the options at grant date is estimated to be approximately NIS 1,473. The fair value is calculated according to the Binomial model with expected annual volatility of 58% calculated on the date of grant and based on the share price on the grant date (NIS 0.87 per share), annual risk-free interest rates of 4.2% calculated on the grant date and forfeiture rates of 0%. Compensation expenses related to options granted to the CEO were recorded to general and administrative expenses.

On September 25, 2007,the CEO, Erez Golan signed a notice stating that he will cease to act as President and CEO of the Company effective October 1, 2007 (the “Termination”)as detailed in Note 15a. In connection with the Termination, on September 25, 2007, the Company and Mr. Golan entered into an amendment to the option agreement dated January 7, 2007 (the “Option Amendment”) as follows:
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

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands, except share and per share data
NOTE 12:- STOCK BASED COMPENSATION (Cont.)
e.	On September 25, 2007, the BOD of the Company approved the appointment of Yaron Tal to serve as President and CEO of the Company and of the Subsidiary effective October 1, 2007 (for further details refer to Note 15e). On September 25, 2007, the BOD approved the grant of an option to Mr. Tal for the purchase of up to 10,000,000 shares of the Company’s common stock at a weighted-average exercise price per share of $0.13545 pursuant to the Company’s 2003 Israeli Stock Option Plan. The Options shall vest in accordance with the following schedule: (i) 2,500,000 underlying shares with an exercise price per share of $0.1819 shall vest on September 25, 2008; (ii) 625,000 underlying shares with an exercise price per share of $0.1509 shall vest on the last day of each of the four quarters following September 25, 2008; (iii) 625,000 underlying shares with an exercise price per share of $0.12 shall vest on the last day of each of the four quarters following September 25, 2009; and (iv) 625,000 underlying shares with an exercise price per share of $0.089 shall vest on the last day of each of the four quarters following September 25, 2010. Notwithstanding the foregoing vesting schedule, all unvested options shall become vested immediately following a change in control of the Company or the sale of all or substantially all of the assets of the Company.

The fair value of the options at grant date is estimated to be approximately NIS 5,014. The fair value is calculated according to the Binomial model with expected annual volatility of 64% calculated on the date of grant and based on the known share price on the grant date (NIS 0.734 per share), annual risk-free interest rates of 4.3% calculated on the grant date. Compensation expenses related to options granted to the CEO were recorded to general and administrative expenses.

On September 25, 2007, the Board approved also the grant of 3,200,000 options for the purchase of up to 3,200,000 shares of the Company’s common stock to employees and consultants of the subsidiary at an exercise price per share of $0.1819 pursuant to the Company’s 2003 Israeli Stock Option Plan.

f.	Options to employees:

A summary of the Company’s share option activities for options granted to employees under the plans excluding performance base options is as follows:

			Weighted
			average
		Weighted	remaining	Aggregate
		average	contractual	intrinsic
		exercise	terms	value
	Number	Price	(in years)	price

Options outstanding at January 1, 2007	9,982,860	$0.073
Options granted	12,550,000	$0.145
Options exercised	(2,270,935)	$0.008
Options forfeited	(994,037)	$0.071

Options outstanding at December 31, 2007	19,267,888	$0.127	8.9	1,330

Options vested and expected to vest at December 31, 2007	15,518,983	$0.127	8.7	1,289

Options exercisable at December 31, 2007	4,386,701	$0.109	6.9	991

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands, except share and per share data
NOTE 12:- STOCK BASED COMPENSATION (Cont.)
f.	Options to employees (cont.)

The weighted-average grant-date fair value of options granted to employees during the year ended December 31, 2007 was NIS 0.5 per option. The aggregate intrinsic value in the tables above represents the total intrinsic value (the difference between the Company’s closing stock price on the last trading day of December 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2007. This amount change based on the fair market value of the Company’s stock. Total intrinsic value of options exercised by employees for the year ended December 31, 2007 was NIS 1,665.

The fair value for these options was estimated using the Binomial model option-pricing model (See note 2k).

A summary of the activity under the performance share-based options granted to employees is as follows:

			Weighted
			average
		Weighted	remaining	Aggregate
		average	contractual	intrinsic
		exercise	terms	value
	Number	Price	(in years)	price

Options outstanding at January 1, 2007	1,000,000	$0.149
Options granted	2,400,000	$0.150
Options forfeited	(1,010,000)	$0.150

Options outstanding at end of the year	2,390,000	$0.150	8.9	—

Options vested and expected to vest	2,390,000	$0.150	8.9	—

Options exercisable at December 31, 2007	1,925,000	$0.150	8.9	—

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands, except share and per share data
NOTE 12:- STOCK BASED COMPENSATION (Cont.)
f.	Options to employees (cont.)

The Company’s outstanding options to employees as of December 31, 2007, have been separated into ranges of exercise prices as follows:

Exercise			Weighed average
price	Options for	Options	remaining contractual
per share	Ordinary shares	exercisable	terms
$2	155,300	155,300	2.5
$12	2,000	2,000	4.7
$0.001	660,000	660,000	5.6
$0.02	4,213,088	2,923,776	7.2
$0.125	750,000	281,250	8.3
$0.149	1,167,500	658,125	8.4
$0.111	420,000	131,250	8.7
$0.150	1,740,000	1,500,000	9.0
$0.089	2,500,000	—	9.7
$0.120	2,500,000	—	9.7
$0.151	2,500,000	—	9.7
$0.182	5,050,000	—	9.7

	21,657,888	6,311,701

Compensation expenses (income) related to options granted to employees were recorded to research and development expenses and general and administrative expenses, as follows:

			Period from
			inception
			(September 20,
	Year ended		1999) through
	December 31,		December 31,
	2006	2007	2007

Research and development expenses	2,497	(1,863)	1,698
General and administrative expenses	5,056	(9)	10,470

	7,553	(1,872)	12,168

As of December 31, 2007, there was NIS 1,266 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted to employees under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 2.0 years.

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands, except share and per share data
NOTE 12:- STOCK BASED COMPENSATION (Cont.)
g.	Options to non-employees:

A summary of the Company’s share option activities for options granted to non-employees under the plans excluding performance base options is as follows:

			Weighted
			average
		Weighted	remaining	Aggregate
		average	contractual	intrinsic
		exercise	terms	value
	Number	Price	(in years)	price
Options outstanding at January 1, 2007	1,831,635	$0.154
Options granted	650,000	$0.182
Options forfeited	(375,000)	$0.111

Options outstanding at December 31, 2007	2,106,635	$0.170	7.2	221

Options exercisable at December 31, 2007	1,326,167	$0.175	6.0	202

The Company accounted for its options to non-employees under the fair value method in accordance of SFAS 123(R) and EITF 96-18. The fair value for options granted to non-employees was estimated according to the principles determined in SFAS 123(R) based on binomial option pricing model and amounts to approximately NIS 519. For the weighted-average assumptions see note 2k. The weighted-average grant-date fair value of options granted to non-employees during the year ended December 31, 2007 was NIS 0.55 per option.

A summary of the activity under the performance share-based options granted to non-employees is as follows:

			Weighted
			average
		Weighted	remaining	Aggregate
		average	contractual	intrinsic
		exercise	terms	value
	Number	Price	(in years)	price
Options outstanding at January 1, 2007 and at the end of the year	1,200,000	$0.111	8.7	—

Options exercisable at December 31, 2007	300,000	$0.111	8.7	—

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands, except share and per share data
NOTE 12:- STOCK BASED COMPENSATION (Cont.)
g.	Options to non-employees (cont.)

The Company’s outstanding options to non-employees as of December 31,2007, have been separated into ranges of exercise prices as follows:

			Weighed
	Options		average
	for		remaining
Exercise price	Ordinary	Options	contractual
per share	shares	exercisable	terms

$12	14,010	14,010	4.7
$0.05	1,202,000	1,173,875	5.8
$0.02	165,625	110,157	7.6
$0.125	75,000	28,125	8.3
$0.111	1,200,000	300,000	8.7
$0.182	650,000	—	9.7

	3,306,635	1,626,167
For options granted to non-employees not under the Company’s stock option plans see note 12a.

Compensation expenses (income) related to options granted to non-employees were recorded to research and development expenses and general and administrative expenses, as follows:

			Period from
			inception
			(September 20,
	Year ended		1999) through
	December 31,		December 31,
	2006	2007	2007

Research and development expenses	568	(308)	532
General and administrative expenses	456	(305)	1,511

	1,024	(613)	2,043
As of December 31, 2007, there was NIS 215 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted to non-employees under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 1.9 years.

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands, except share and per share data
NOTE 13:- FINANCING INCOME (EXPENSES), NET

			Period from
			inception
			(September 20,
	Year ended		1999) through
	December 31,		December 31,
	2006	2007	2007

Financial income (expenses):
Bank commissions	(37)	(263)	(536)
Interest expense	(308)	(3,928)	(4,528)
Change in fair value of liability in respect of warrants	(907)	7,676	6,769
Change in fair value of conversion feature	(4,040)	6,786	2,746
Change in fair value of embedded derivative	(9)	680	671
Amortization of deferred issuance expenses and debentures discount	(468)	(5,760)	(6,228)

Foreign currency translation adjustments	(1,254)	(274)	(3,231)

Gain on short term deposits	1,412	1,868	5,441

	(5,611)	6,785	1,104

NOTE 14:- INCOME TAXES
a.	Tax laws applicable to the companies:
1.	The Company is taxed under U.S. tax laws.

2.	TopSpin is taxed under the Israeli income Tax Ordinance and the Income Tax (Inflationary Adjustments) Law, 1985: (“the law”).

According to the law, the subsidiary’s results for tax purposes are measured based on the changes in the Israeli CPI.
b.	Tax assessments:

The Company has not received final tax assessments since its incorporation. The Subsidiary has tax assessments considered final through 2002.

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands, except share and per share data
NOTE 14:- INCOME TAXES (cont.)
c.	Tax rates applicable to the Group:
1.	The Subsidiary — TopSpin:

Until December 31, 2003, the regular tax rate applicable to income of TopSpin was 36%. In June 2004, an amendment to the Income Tax Ordinance (No. 140 and Temporary Provision), 2004 was passed by the “Knesset” (Israeli parliament) and on July 25, 2005, another law was passed, the amendment to the Income Tax Ordinance (No. 147) 2005, according to which the corporate tax rate is to be progressively reduced to the following tax rates: 2005 — 34%, 2006 — 31%, 2007 — 29%, 2008 — 27%, 2009 — 26%, 2010 and thereafter — 25%.

The above amendment did not have an effect on the TopSpin’s financial position and results of operations.

2.	The Company:

The tax rates applicable to the Company whose place of incorporation is the U.S. are corporate (progressive) tax at the rate of up to 35%, including State tax and Local tax which rates are dependent on the country and city in which the Company will conduct its business.

According to the tax laws applicable to Israeli residents, dividend received from a foreign resident company is subject to tax in Israel at the rate of 25% in the hands of its recipient. According to the tax laws applicable in the U.S., tax at the rate of 30% is withheld and, based on the treaty for the avoidance of double taxation of Israel and the U.S., it may be reduced to either 25% or 12.5% (dependent on the identity of the shareholder). To enjoy the benefits of the tax treaty, certain procedural requirements need to be satisfied.
d.	Carryforward losses for tax purposes

In the year ended December 31, 2007 the main reconciling items from the statutory tax rate of the Company (31%) to the effective tax rate (0%) is carryforward tax losses for which a full valuation allowance was provided.

Carry forward tax losses of the Company total approximately NIS 21,272 as of December 31, 2007. According to the tax laws in the U.S., these losses may be gradually carried forward until 2025. Carry-forward tax losses of the subsidiary in Israel, TopSpin, which may be carried forward for an indefinite period, total approximately NIS 108,669 as of December 31, 2007. Deferred tax assets relating to these carry forward losses were not recorded due to the uncertainty of their utilization and as a result the Company provided valuation allowance on the total of the deferred assets’ amount.
e.	Deferred tax assets
Significant components of the Company’s deferred tax assets are as follows:

December 31, 2007

Tax assets with respect to tax loss carry forward	27,167
Others	382
Less — valuation allowance	(27,549)

Net deferred tax assets	—

Realization of deferred tax assets is depended on generating sufficient taxable income in the period that the deferred tax assets are realized. Based upon all available information and because the Company’s lack of earnings history, deferred tax assets have been fully offset by a valuation allowance.
The Company has not been assessed for tax purposes since incorporation.

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands, except share and per share data
NOTE 15:- RELATED PARTIES TRANSACTIONS
a.	On January 7, 2007, the general meeting of the shareholders of the Company approved the BOD’S resolutions as follows:
1.	Monetary grant:

The CEO will be entitled to receive a monetary grant from the Company, calculated on the basis of the Company’s revenues from product sales for 2007 (“the Company’s revenues”).

The Company did not record revenues during the year and therefore the CEO was not entitled to the grant in accordance with the above mentioned.

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

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands, except share and per share data
NOTE 15:- RELATED PARTIES TRANSACTIONS (cont.)
a.	(cont.)
The Subsidiary shall own all rights, title and interest in patents, intellectual property rights and other inventions arising from Mr. Golan’s provision of Services pursuant to the Consulting Agreement. Mr. Golan has entered into confidentiality, non-compete and non-solicitation covenants under the Consulting Agreement as more fully described therein.

Mr. Golan is a director of the Company and beneficially owns five percent or more of the outstanding shares of the Company’s common stock.

b.	On March 4, 2007, the General Meeting of the Shareholders of the Company approved to amend the terms of the loan to the CEO, such that the conversion of the entire outstanding loan into a grant is accelerated to March 4, 2007, and the pledge is cancelled. As such, on March 4, 2007, TopSpin paid a cash bonus to the CEO in the amount outstanding under the loan and the CEO repaid the loan with the bonus amount.

c.	During April 2007, the Company entered into an agreement with Israel Seed IV, L.P., the Pitango group and the Giza group, the controlling shareholders in the Company (“the controlling shareholders”) according to which the controlling shareholders will extend a dollar loan totaling U.S. $ 500,000 (“the loan”) to the Company by April 30, 2007. The loan shall bear annual interest at a rate of 5.03% and shall be repaid upon receiving the proceeds from the listing for trade of the Company’s securities at an estimated U.S. $ 4 million at the least, but in any event no later than July 31, 2007. The loan has been fully repaid in June 2007, and is no longer outstanding.

d.	On July 29, 2007 the Subsidiary, entered into a distribution agreement (“the agreement”), with Johnson & Johnson Medical Israel, a division of J-C Healthcare L.T.D. (the “distributor”) wherein the distributor was appointed as the exclusive distributor in Israel of an intravascular MRI catheter system developed by the Subsidiary used for imaging and characterizing the tissue composition of coronary plaque during a conventional cardiac catheterization procedure (the “product”). The distributor will purchase the product from the Subsidiary and will market and sell the Product to customers located in Israel. The appointment of the distributor as the exclusive distributor of the product in Israel is subject to distributor meeting certain periodic sales targets.

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

The distributor is a company that is controlled by Johnson & Johnson Inc., who owns Johnson & Johnson Development Corporation, who beneficially owns 9.52% of the outstanding shares of the Company’s common stock.

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands, except share and per share data
NOTE 15:- RELATED PARTIES TRANSACTIONS (cont.)
e.	On September 25, 2007, the Board of Directors of the Company approved the appointment of Yaron Tal to serve as President and CEO of the Company and of the Subsidiary effective October 1, 2007.

In connection with the Election, on September 25, 2007, the Subsidiary and Mr. Tal entered into an employment agreement (the “Employment Agreement”). Under the Employment Agreement, Mr. Tal will receive a monthly gross salary of NIS 65 (the “Salary”), and the Salary will be linked to, and adjusted on a quarterly basis in accordance with, the Israeli Consumer Price Index to account for the cost of living in Israel. Mr. Tal also will receive benefits such as a company car, a cellular phone, managers insurance and an education fund, and he will be entitled to reimbursement of reasonable expenses incurred by him in the performance of his duties. The Employment Agreement provides that Mr. Tal may earn bonuses subject to satisfaction of certain performance objectives as determined by the Board of at least 7.5 times the monthly Salary for the period commencing on October 1, 2007 and ending on December 31, 2008 (the “Initial Target Period”) and of at least 6 times the monthly Salary for calendar years thereafter. Notwithstanding the foregoing, Mr. Tal shall automatically receive a bonus of at least 4.5 times the monthly Salary with respect to the Initial Target Period. The Subsidiary shall own all rights, title and interest in patents, intellectual property rights and other inventions arising from Mr. Tal’s provision of services pursuant to the Employment Agreement. Mr. Tal has entered into confidentiality, non-compete and non-solicitation covenants under the Employment Agreement as more fully described therein. On or before October 1, 2008, either party may terminate the Employment Agreement, at any time, and for any reason or for no reason whatsoever, upon the provision of written notice which notice of termination shall become effective four months from the date of such notice, and after October 1, 2008, such notice of termination shall become effective six months from the date of such notice (such four or six month period, as the case may be, being referred to as the “Notice Period”). Unless waived by the Subsidiary, Mr. Tal shall continue his course of employment with Subsidiary during the first half of the Notice Period. Mr. Tal may, but shall not be required to, continue his course of employment with Subsidiary during the second half of the Notice Period. The Subsidiary may terminate the Employment Agreement effective immediately provided the Subsidiary has cause to do so.

The management believes that the targets to be set to Mr.Tal were accomplished, for the period commencing on October 1, 2007 and ending on December 31, 2008 will be accomplished. Therefore, the financial statement includes a provision regarding the bonus based on 7.5 times monthly Salary.

Furthermore, in connection with the Election, on September 25, 2007, the Board approved the grant of an option to Mr. Tal for the purchase of up to 10,000,000 shares of the Company’s common stock as described in Note 12f.
- - - - - - - - - -

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 8A(T). Controls and Procedures.
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
As of December 31, 2007, our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on such evaluation, our management concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.
There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
Item 8B. Other Information.
Not applicable.

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.
Management
As of December 31, 2007, our directors and executive officers, their ages and positions held, are as follows:

Name	Age	Position
Yaron Tal(1)	43	Chief Executive Officer, President and Member of the Board of Directors; Chief Executive Officer and President of TopSpin Israel
Eyal Kolka	37	Chief Financial Officer, Treasurer and Secretary; Chief Financial Officer and Senior Vice President of Business Development of TopSpin Israel
Yoav Venkert	46	Chief Operations Officer of TopSpin Israel
Michael Berman(1)	51	Chairman of the Board of Directors
Erez Golan	37	Director
Zvi Schechter(2)	55	Director
Nissim Darvish	44	Director
Neil Cohen	45	Director
Gil Bianco(2)(3)	57	Director
Ora Setter(1)(2)	57	Director
(1)	Member of the Compensation and Stock Option Plan Committee

(2)	Member of the Audit Committee

(3)	Mr. Bianco resigned from our Board of Directors and from our Audit Committee on February 10, 2008.
The following is a brief account of the education and business experience during the past five years of each director, executive officer and key employee, indicating the principal occupation during that period of time, and the name and principal business of the organization in which such occupation and employment were carried out.
Yaron Tal
Since October 1, 2007, Mr. Tal has served as the President and Chief Executive Officer of the Company, and on November 8, 2007, Mr. Tal was elected to serve as a member of the Company’s Board of Directors. Prior to that time, Mr. Tal was President and Chief Executive Officer of Galil Medical Ltd. between 2003 and 2007. Prior to joining Galil, Mr. Tal served as Chief Financial Officer and acting manager of DEP Technology Holding Ltd. Mr. Tal earned a Bachelor of Arts degree in Economics and Accounting from Hebrew University, and he earned a Masters of Business Administration degree from Ben Gurion University. Mr. Tal currently holds an Israeli C.P.A. license.
Eyal Kolka
Mr. Kolka became a member of our Board of Directors in September 1999 and in October 1999 he also became a Member of TopSpin Israel’s Board of Directors. Mr. Kolka served on both Boards of Directors until December 2002. In April 2001, Mr. Kolka was appointed Chief Financial Officer and Senior Vice President of Business Development of TopSpin Israel and in January 2003, Mr. Kolka was appointed the Secretary of TopSpin. In January 2004, Mr. Kolka was appointed Chief Financial Officer and Treasurer. From 1999 to 2001 Mr. Kolka was the Chief Executive Officer of Ad4ever Inc., an internet startup company. Before that Mr. Kolka was a partner and Vice President in Sigma PCM Investments Ltd., an Israeli investment bank. Mr. Kolka received a B.Sc. and M.Sc. from the Hebrew University and M.B.A. from Tel Aviv University.

Yoav Venkert
Mr. Venkert was appointed Chief Operations Officer of TopSpin Israel in June 2004. From 2003 to 2004 Mr. Venkert was the Chief Operations Officer of Edge Medical Devices Ltd., a medical devices company. From 1998 to 2003 Mr. Venkert was the Vice President of Operations and later the Chief Operations Officer and General Manager of UltraGuide Ltd., a medical devices company. Before that Mr. Venkert held a number of positions, including Vice President of Operations, in Kulicke & Soffa Ltd., a semiconductors company. Mr. Venkert was Global Distribution Manager in Micro Swiss, a subsidiary of Kulicke & Soffa Ltd. before then. He received a B.Sc. and MBA from Technion.
Michael Berman
Mr. Berman became a member of our and TopSpin Israel’s Boards of Directors in April 2003. In November 2003, Mr. Berman became the Chairman of both Boards of Directors. Since 2000, Mr. Berman has been working with a number of medical devices companies and companies investing in the medical devices industry and is a member of the boards of directors of most of these companies. Mr. Berman also acts as a consultant to Pembroke Management Ltd., an investment advisor to Israel Seed IV, L.P. From 1986 until 1999 Mr. Berman held a number of positions in Boston Scientific and SciMed Life Systems Inc., which was acquired by Boston Scientific in 1995, including: President of Scimed, Senior Vice President of Boston Scientific, Group President of the Cardiology Businesses of Boston Scientific and a member of its Executive Committee. Mr. Berman received a B.S. and an M.B.A. from Cornell University.
Erez Golan
Mr. Golan became a member of the Company’s Board of Directors in September 1999. Mr. Golan served as Chief Executive Officer and President of the Company from September 1999 until September 2007. From 1997 to 1999, Mr. Golan worked for Medinol Cardiovascular Technology Ltd., a medical devices company focused in interventional cardiology. Before that, Mr. Golan was a project officer in the Israeli air force. Mr. Golan received a B.Sc. and M.Sc. from Hebrew University.
Zvi Schechter
Mr. Schechter became a member of the Company’s Board of Directors in September 2007. Prior to that time, Mr. Schechter served on the boards of directors of companies across various industries including the communications, information technology and the life sciences sectors. Mr. Schechter has been a financial advisor to the Israeli government as well as major banks and investment companies that are located in Israel. Mr. Schechter served as captain in the Israel Defense Force, and as Budget Officer in the Ordinance Corp., he oversaw the Ordinance Corp.’s research and development budgets during his period of service with the Israel Defense Force. Mr. Schechter earned a Bachelor of Sciences degree in Economics and Management from the Technion, and he earned a Masters of Business Administration degree in Finance from Tel Aviv University. Mr. Schechter is also a member of the Board of Directors of Can-fite Biopharma Ltd., an Israeli company that is traded on the Tel Aviv Stock Exchange.
Mr. Schechter is a managing member of the general partner of the limited partnerships that comprise the Giza Group who is the holder of record of more than ten percent of the shares of our outstanding Common Stock.

Nissim Darvish
Dr. Darvish became a member of our and TopSpin Israel’s Boards of Directors in March 2005. Since 2002 Dr. Darvish has been a partner in Pitango Venture Capital, a venture capital firm which is the general partner of the Pitango Group. Before that Dr. Darvish, with others, founded Impulse Dynamics, a medical devices company, and for seven years served as its Chief Executive Officer and President. Dr. Darvish received an M.D. and D.Sc. from the Technion.
Neil Cohen
Mr. Cohen became a member of our and TopSpin Israel’s Boards of Directors in December 2002. Since 1995, Mr. Cohen has acted as a founder and Managing Partner in Israel Seed, a venture capital firm which is the general partner of the Israel Seed IV L.P. Prior to that time, Mr. Cohen was the founding editor of Jerusalem Post Money Magazine. Mr. Cohen received an M.A. from Oxford University.
Gil Bianco
Mr. Bianco resigned from our Board of Directors and from our Audit Committee on February 10, 2008.
Ora Setter
Dr. Setter became a member of our Board of Directors in November 2005 as an “Independent Director” in accordance with the Israeli law. Dr. Setter is also a member of our Audit Committee and Compensation and Stock Option Plan Committee. From 2002 until 2006, Dr. Setter served as the Chief Executive Officer and Academic Director of Lahav (1992) Executive Education Center Ltd. at the Faculty of Management, Tel Aviv University. Dr. Setter has twenty years of experience in performing consulting to a variety of large enterprises in Israel including the major industrial companies and political parties. Dr. Setter established a few start-up companies in the area of knowledge management and e-learning. She is an active lecturer in Israel and in international conferences. Dr. Setter received her doctorate of business from Tel Aviv University. She is also a member of the Board of Directors of On Track Innovation Ltd., an Israeli company traded on the Nasdaq Stock Market Inc.
Section 16(a) Beneficial Ownership Reporting Compliance
As none of our securities have been registered as a class under Section 12 of the Exchange Act, none of our directors, executive officers and beneficial owners of more than ten percent of any class of our equity securities are required to file reports of ownership and changes in ownership with the SEC on Forms 3, 4 or 5.
Code of Ethics
As of December 31, 2007, we have not adopted a code of ethics but are internally reviewing proposals and intend to adopt one of these proposals as our code of ethics in the near term.
Audit Committee Financial Expert
Our Board of Directors determined that as of December 31, 2007, the Company had at least one audit committee financial expert serving on the Company’s Audit Committee, Zvi Schechter and Gil Bianco. Under the independence standards required by a national securities exchange, the Nasdaq Stock Market, Inc., for audit committee members, as of December 31, 2007, Gil Bianco was independent and Zvi Schechter was not independent. Gil Bianco resigned from our Board of Directors and from our Audit Committee on February 10, 2008.

Item 10. Executive Compensation.
Executive Compensation
Summary Compensation Table
The following table sets forth the aggregate cash compensation paid during the 2006 and 2007 fiscal years to (i) all individuals who served as our Chief Executive Officer during the fiscal year ending December 31, 2007 and (ii) our two most highly compensated executive officers other than our CEOs who were serving as executive officers on December 31, 2007, whose annual salary and bonuses exceeded $100,000 for the applicable years (collectively, the “Named Executive Officers”).

								Nonqualified
								Deferred
Name of Named					Stock	Option	Non-Equity	Compensation	All Other
Executive Officer and		Salary	Bonus		Awards	Awards	Incentive Plan	Earnings	Compensation
Principal Position	Year	($)(3)	($)(3)		($)	($)(3)(5)	Compensation ($)	($)	($)(3)(6)		Total ($)(3)
Yaron Tal(1)	2006	—	—		—	—	—	—	—		—
Chief Executive Officer, President and Member of the Board of Directors	2007	55,174	25,351		—	42,101	—	—	60,185	(7)	182,810

Erez Golan(2)	2006	138,658	99,559	(4)	—	—	—	—	1,165,246	(8)	1,405,470
Former Chief Executive Officer and President; Current Member of the Board of Directors	2007	163,246	97,280	(4)	—	44,072	—	—	74,086	(9)	378,685

Eyal Kolka	2006	99,828	—		—	227,136	—	—	54,888	(10)	383,858
Chief Financial Officer and Secretary	2007	130,145	50,000		—	(55,786)	—	—	88,809	(11)	213,078

Yoav Venkert	2006	118,918	—		—	257,847	—	—	44,503	(12)	423,274
Chief Operations Officer of TopSpin Israel	2007	147,694	—		—	(181,181)	—	—	55,785	(13)	22,297

(1)	Mr. Tal is our current Chief Executive Officer and President.

(2)	Mr. Golan resigned as our Chief Executive Officer and President on October 1, 2007.

(3)	All compensation received by the executives of TopSpin and TopSpin Israel is paid in NIS. For the purpose of completing this table in U.S. Dollars, we have used the NIS/U.S. Dollar exchange rate for each date that compensation was received by the executive officer, so that no single conversion rate has been used. The exchange rate throughout 2006 and 2007 ranged from 3.830 NIS for one dollar (the lowest exchange rate) on November 30, 2007, to 4.725 NIS for one dollar (the highest exchange rate) on February 22, 2006.

(4)	In addition to other bonuses, this amount includes amounts paid to Mr. Golan on account of loans that became grants, which we record as bonuses paid to Mr. Golan. Bonuses in 2006 include $89,559 due to loans that became grants and bonuses in 2007 include $57,280 due to loans that became grants.

(5)	Prior to January 1, 2006, we applied the intrinsic value method of accounting for stock options as prescribed by APB No. 25, whereby compensation expense is equal to the excess, if any, of the fair value price of the stock over the exercise price at the grant date of the award. In 2006 and 2007, we estimated the fair value of stock options granted using the Binomial model. In addition, until December 31, 2005, we considered all option plans as variable plans and thus the intrinsic value of all vested options is remeasured at each reporting date until the date of settlement. As of January 1, 2006, the fair value of the vested portion of the options was classified as a liability and remeasured at each reporting date until the date of settlement. In addition, we recorded in 2006 the cumulative effect of the change in accounting principle. Compensation costs in 2006 and 2007 are based on the change in the fair value of the options for each reporting period. We recognize compensation expenses for the value of our options based on the accelerated method over the requisite service period of each of the options.

Because we classified the vested portion of the options as a liability, we re-valued the options at the end of each accounting period. If the value of an option increased from the previous accounting period due to an increase in the market price of our Common Stock, the option holder would be deemed to have increased compensation and we would recognize an expense. If the value of an option had decreased from the previous accounting period due to a decrease in the market price of our Common Stock, the option holder’s compensation would be reduced and we would recognize income for cases where the total value of the vested portion of the options of an option holder decreased with respect to the previous period. During 2007, the market price of our Common Stock declined resulting in a decrease of the total value of the vested options of Mr. Kolka and Mr. Venkert during 2007. For these reasons, Mr. Kolka and Mr. Venkert’s compensation with regards to their option grants were deemed to have decreased thereby causing negative compensation.

(6)	All other compensation for Mr. Golan in fiscal year 2006 includes expenses related to the sale of shares to Mr. Golan in December 2002 at less than fair market value and related to the right of repurchase in our favor through December 2006 (for additional details see the “Employment of Erez Golan” section). Until December 31, 2005, we accounted for these shares as a variable plan under which we re-valued the vested share of stock at the end of each accounting period. If the price of our Common Stock increased, the stockholder would be deemed to have increased compensation and we would recognize an expense. If the price of the our Common Stock had declined, and in cases where the total value of the vested shares of a stockholder decreased with respect to the previous period, the stockholder’s compensation would be reduced and we would recognize income. As of January 1, 2006, the fair value of the vested portion of the options was classified as a liability and remeasured at each reporting date. During 2006, our share price increased, thereby causing Mr. Golan to have $1,114,889 in additional compensation (with a compensation expense to us in the same amount).

(7)	The items described as All Other Compensation to Mr. Tal in fiscal year 2007 include $49,402 in expenses related to Mr. Tal not being required to continue his course of employment with us during the second half of his notice period in the event that he terminates his employment with us.

(8)	The items described as All Other Compensation to Mr. Golan in fiscal year 2006 include (1) $15,367 in expenses related to the use of a company car by Mr. Golan, (2) $19,271 in contributions by TopSpin Israel to managers insurance for Mr. Golan’s benefit, (3) $10,309 in contributions by TopSpin Israel to an education fund for Mr. Golan’s benefit and (4) $1,114,889 in expenses related to the sale of shares to Mr. Golan in December 2002 at less than fair market value and also related to our right of repurchase through December 2006 (see footnote 6 above).

(9)	The items described as All Other Compensation to Mr. Golan in fiscal year 2007 include (1) $19,961 in expenses related to the use of a company car by Mr. Golan, (2) $22,800 in contributions by TopSpin Israel to managers insurance for Mr. Golan’s benefit, (3) $12,137 in contributions by TopSpin Israel to an education fund for Mr. Golan’s benefit and (4) $10,920 in expenses related to severance pay.

(10)	The items described as All Other Compensation to Mr. Kolka in fiscal year 2006 include (1) $27,773 in expenses related to the use of a company car by Mr. Kolka and (2) $14,284 in contributions by TopSpin Israel to managers insurance for Mr. Kolka’s benefit.

(11)	The items described as All Other Compensation to Mr. Kolka in fiscal year 2007 include (1) $29,454 in expenses related to the use of a company car by Mr. Kolka, (2) $18,542 in contributions by TopSpin Israel to managers insurance for Mr. Kolka’s benefit and (3) $16,329 in expenses related to severance pay.

(12)	The items described as All Other Compensation to Mr. Venkert in fiscal year 2006 include (1) $18,622 in expenses related to the use of a company car by Mr. Venkert and (2) $17,284 in contributions by TopSpin Israel to managers insurance for Mr. Venkert’s benefit.

(13)	The items described as All Other Compensation to Mr. Venkert in fiscal year 2007 include (1) $20,691 in expenses related to the use of a company car by Mr. Venkert and (2) $21,450 in contributions by TopSpin Israel to managers insurance for Mr. Venkert’s benefit.
Employment of Yaron Tal
Employment Agreement
On September 25, 2007, we entered into an employment agreement with Mr. Yaron Tal pursuant to which Mr. Tal will serve as our Chief Executive Officer and President as a full-time employee. Mr. Tal’s salary is set at 65,000 NIS (approximately $16,900 using the NIS/U.S. Dollar exchange rate of 3.846 NIS for every U.S. Dollar as of December 31, 2007) per month, adjusted to the Israeli Consumer Price Index to account for the cost of living. Mr. Tal also will receive benefits such as a company car and payment by us of taxes payable due to the company car, a cellular phone, managers insurance and an education fund, and he will be entitled to reimbursement of reasonable expenses incurred by him in the performance of his duties. Mr. Tal’s employment agreement further provides that Mr. Tal may earn bonuses subject to satisfaction of certain performance objectives as determined by the Company’s Board of Directors of at least 7.5 times Mr. Tal’s monthly salary for the period commencing on October 1, 2007 and ending on December 31, 2008 and of at least 6 times Mr. Tal’s monthly salary for calendar years thereafter. Notwithstanding the foregoing, Mr. Tal shall automatically receive a bonus of 4.5 times his monthly salary for the period commencing on October 1, 2007 and ending on December 31, 2008.

As described below, Mr. Tal holds 10,000,000 outstanding options granted under the 2003 Israeli Stock Option Plan as of December 31, 2007. Mr. Tal may exercise these options in accordance with the following vesting schedule: (i) 2,500,000 underlying shares with an exercise price per share of $0.1819 shall vest on September 25, 2008; (ii) 625,000 underlying shares with an exercise price per share of $0.1509 shall vest on the last day of each of the four quarters following September 25, 2008; (iii) 625,000 underlying shares with an exercise price per share of $0.1200 shall vest on the last day of each of the four quarters following September 25, 2009; and (iv) 625,000 underlying shares with an exercise price per share of $0.089 shall vest on the last day of each of the four quarters following September 25, 2010. Notwithstanding the foregoing vesting schedule, all unvested options shall become vested immediately following a change in control of the Company or the sale of all or substantially all of the assets of the Company.
On or before October 1, 2008, either Mr. Tal or we may terminate the agreement, at any time, and for any reason or for no reason whatsoever, upon the provision of written notice which notice of termination shall become effective four months from the date of such notice, and after October 1, 2008, such notice of termination shall become effective six months from the date of such notice (such four or six month period, as the case may be, being referred to as the “Notice Period”). Unless waived by us, Mr. Tal shall continue his course of employment with us during the first half of the Notice Period. Mr. Tal may, but shall not be required to, continue his course of employment with us during the second half of the Notice Period. We may terminate the agreement effective immediately provided we have cause to do so.
Prior Employment of Erez Golan
Generally. On December 9, 2002, we entered into an employment agreement with Mr. Erez Golan under which he would serve as our Chief Executive Officer and President as a full-time employee. On August 22, 2005, the agreement was amended to extend it until August 2010. Mr. Golan resigned as our Chief Executive Officer and President on October 1, 2007, and Mr. Golan’s employment agreement, as amended (the “Prior Agreement”), was terminated on December 25, 2007.
Salary and Other Social Benefits. Under the terms of the Prior Agreement, Mr. Golan’s monthly salary for fiscal year 2006 was 50,000 NIS (approximately $13,000 using the NIS/U.S. Dollar exchange rate of 3.846 NIS for every U.S. Dollar as of December 31, 2007). During fiscal year 2007, Mr. Golan’s monthly salary was 55,000 NIS (approximately $14,300) until the termination of the Prior Agreement on December 25, 2007. We also provided Mr. Golan with other social benefits until the termination of the Prior Agreement on December 25, 2007 such as a company car, a cellular phone, managers insurance and an education fund, and we reimbursed Mr. Golan for the reasonable expenses incurred by him in the performance of his duties.
Bonuses. Under the terms of the Prior Agreement, we granted Mr. Golan a loan in the amount of $50,000. In September 2006, this loan became a grant to Mr. Golan and he no longer was required to repay the loan. The Prior Agreement also provided that Mr. Golan was entitled to receive a yearly bonus of $10,000 for each of fiscal years 2006 and 2007, subject to his remaining an employee or consultant of TopSpin Israel or a company affiliated with it. In addition, Mr. Golan was entitled to receive a cash bonus for fiscal year 2007 to be calculated on the basis of our revenues during such fiscal year, equaling 10% of the revenues over $250,000 and up to $500,000 and 5% of the revenues over $500,000, but since we recorded no revenues during fiscal year 2007, Mr. Golan did not receive such a bonus.

Under the terms of a termination notice letter dated September 25, 2007, Mr. Golan received bonuses in the aggregate amount of $30,000 in connection with the termination of the Prior Agreement and Mr. Golan’s execution of a consulting agreement (which is described below).
Non-Competition and Non-Solicitation. Under the terms of the Prior Agreement, Mr. Golan must refrain from competing with us for a period of eighteen months after the termination of the Prior Agreement. Further, during this period, Mr. Golan may not offer or solicit any of our or our subsidiaries’ employees, consultants, customers, suppliers, distributors, agents or contractors away from their dealings with us or our subsidiary. He must also grant all rights in any products that he develops during the course of his employment to TopSpin Israel.
Stock Option Grant. Mr. Golan was granted an option to purchase 2,400,000 shares of our Common Stock under the 2003 Israeli Stock Option Plan at an exercise price of $0.1503 per share under a certain option agreement executed on January 7, 2007. This option agreement, as amended, was further amended on September 25, 2007 in connection with Mr. Golan’s resignation as our Chief Executive Officer and President and the termination of the Prior Agreement. Under this amendment, unvested options to purchase 900,000 shares of our Common Stock automatically vested on December 25, 2007, options to purchase 240,000 shares of our Common Stock will vest on a quarterly basis over a two year period after December 25, 2007 and the remaining unvested options to purchase 660,000 shares of our Common Stock terminated and expired on December 25, 2007. Options to purchase 600,000 shares of our Common Stock were vested as of the date of this amendment.
Loan, Share Purchase and Share Repurchase Agreement. Under a December 2002 Loan, Share Purchase and Share Repurchase Agreement, TopSpin Israel granted Mr. Golan a second loan of $100,000 with a 5% rate of interest, compounded annually, so that Mr. Golan could purchase 11,927,727 shares of our Common Stock. Mr. Golan pledged the shares that he purchased with the loan money as collateral. This agreement was amended in August 2005, so that the collateral was replaced with the shares that Mr. Golan holds in a private company wholly under his control, Erez Golan Holdings Ltd, which holds shares of our Common Stock. The amendment also provided that half of the amount of this loan, or $50,000, is required to be converted into a grant to Mr. Golan at the end of two years from the day of the listing of our Common Stock on the TASE (September 1, 2007) and the balance of the loan, a second $50,000, will be converted into a grant three years from the day of the listing of our Common Stock on the TASE (September 1, 2008) as long as Mr. Golan is an employee or a consultant of TopSpin Israel or an affiliated company. The December 2002 Loan, Share Purchase and Share Repurchase Agreement, as amended, also provides, that we, at our discretion, could require that the loan be repaid when we became an issuer, as defined by the Sarbanes-Oxley Act of 2002. For these and other reasons, on January 14, 2007, our Board of Directors approved, subject to the approval by our stockholders, the conversion of the entire outstanding loan into a grant to Mr. Golan. The Board of Directors approved that the grant would be accelerated from the original conversion-to-grant dates stated in the December 2002 Loan, Share Purchase and Share Repurchase Agreement so that the loan would be converted into a grant on the date that the stockholders approve the accelerated conversion. On March 4, 2007, our stockholders approved the acceleration of the conversion of the loan into a grant as of that day and the loan was repaid.
Until December 2006, a certain number of the shares purchased by Mr. Golan under this loan agreement were subject to a right of repurchase by us. Initially, 5/12 of the 11,927,727 shares were subject to this right of repurchase. The right of repurchase lapsed on a monthly basis over the four year period from December 2002 to December 2006, subject to the following acceleration term: the right of repurchase for 1/6 of the 11,927,727 shares lapsed in August 2003 after the company reached a certain milestone. Because Mr. Golan purchased the 11,927,727 shares of our Common Stock at a price below the market rate and we had the right of repurchase with respect to a certain number of the shares from the commencement of the loan in December 2002 until December 2006, we showed the expense of this benefit to Mr. Golan in our financial records for fiscal years 2002, 2003, 2004, 2005 and 2006. For further information regarding the recognition of expenses related to this benefit, see footnote 6 to the Summary Compensation Table above.

Employment of Eyal Kolka
Employment Agreement, as amended
On April 25, 2001, we entered into an employment agreement with Mr. Eyal Kolka under which he would serve as the Chief Financial Officer and Senior Vice President of Business Development of TopSpin Israel as a full-time employee. The agreement was amended in June 2004, May 2006 and September 2007. The parties can terminate the business arrangement by giving at least two months advance written notice. Mr. Kolka’s salary is set at 47,300 NIS (approximately $12,300 using the NIS/U.S. Dollar exchange rate of 3.846 NIS for every U.S. Dollar as of December 31, 2007) per month, adjusted to the Israeli Consumer Price Index to account for the cost of living. TopSpin Israel also provides Mr. Kolka with other benefits such as a company car, a mobile phone, managers insurance and an education fund. He is also entitled to reimbursement of reasonable expenses incurred in the performance of his duties. As described below, Mr. Kolka holds 40,000 outstanding options granted under the 2001 Israeli Stock Option Plan and held 2,100,000 options granted under the 2003 Israeli Stock Option Plan as of December 31, 2007. Mr. Kolka exercised 1,380,000 options during the fiscal year ending December 31, 2007 and was granted 1,000,000 options under the 2003 Israeli Stock Option Plan during such fiscal year.
Change in Control Provisions
In accordance with Mr. Kolka’s employment agreement, upon the termination of his employment for any reason, except for termination for cause as defined in his employment agreement, Mr. Kolka will be entitled to continue to receive his salary for a period of three months after the termination of his employment agreement.
In accordance with Mr. Kolka’s option agreements, all options that have not yet vested with an exercise price of $0.02 and $0.1819, will immediately vest upon the closing of a sale of all or substantially all of our assets and/or shares (i) immediately after which Mr. Kolka continues to be employed by the successor company, on comparable terms, if Mr. Kolka’s employment with the successor company is terminated (other than for cause) within 12 months following the date of closing of such sale; or (ii) if immediately after such sale Mr. Kolka is not offered to continue to be employed by the successor company, in a comparable position and on comparable terms.
Employment of Yoav Venkert
In June 2001, TopSpin Israel entered into an employment agreement with Mr. Yoav Venkert under which he would serve as its Chief Operations Officer as a full-time employee. The agreement was amended in May 2006, June 2006 and September 2007. The parties can terminate the business arrangement by giving at least four to five months advance written notice. Beginning on January 24, 2007, Mr. Venkert’s salary was set at 47,300 NIS (approximately $12,300 using the NIS/U.S. Dollar exchange rate of 3.846 NIS for every U.S. Dollar as of December 31, 2007) per month, adjusted to the Israeli Consumer Price Index to account for the cost of living. TopSpin Israel also provides Mr. Venkert with other benefits such as a company car, a mobile phone, managers insurance and an education fund. He is also entitled to reimbursement of reasonable expenses incurred in the performance of his duties.
Mr. Venkert held 2,237,000 outstanding options granted under the 2003 Israeli Stock Option Plan on December 31, 2007. Mr. Venkert exercised 450,000 options during the fiscal year ending December 31, 2007 and was granted 300,000 options under the 2003 Israeli Stock Option Plan during such fiscal year.

Outstanding Equity Awards at Fiscal-Year End Table
The following table sets forth information regarding unexercised options, unvested shares of Common Stock and any awards under an equity incentive plan as of December 31, 2007 for each of our Named Executive Officers:

	Option Awards							Stock Awards
											Equity
											Incentive
										Equity	Plan
										Incentive	Awards:
										Plan	Number
									Market	Awards:	Market
								Number	Value	Number	or Payout
				Equity				of	of	of	Value of
				Incentive Plan				Shares	Share	Unearned	Unearned
				Awards:				or Units	or	Shares,	Shares,
	Number of	Number of		Number of				of Stock	Units	Units or	Units, or
	Securities	Securities		Securities				that	that	other	other
Name of	Underlying	Underlying		Underlying		Option		have	have	Rights that	Rights that
Named	Unexercised	Unexercised		Unexercised		Exercise	Option	not	not	have not	have not
Executive	Options (#):	Options (#):		Unearned		Price	Expiration	Vested	Vested	Vested	Vested
Officer	Exercisable	Unexercisable		Options (#)		($)	Date	(#)	($)	(#)	($)
Yaron Tal(1)	0	2,500,000	(3)	—		$0.1819	09/2017	—	—	—	—
	0	2,500,000	(4)	—		$0.1509	09/2017	—	—	—	—
	0	2,500,000	(5)	—		$0.1200	09/2017	—	—	—	—
	0	2,500,000	(6)	—		$0.0890	09/2017	—	—	—	—
Erez Golan(2)	1,500,000	240,000	(7)	—		$0.1503	01/2017	—	—	—	—
Eyal Kolka	40,000	0		—		$2	04/2010	—	—	—	—
	337,500	262,500	(8)	—		$0.02	08/2015	—	—	—	—
	275,000	0		225,000	(13)	$0.1494	06/2016	—	—	—	—
	0	1,000,000	(9)	—		$0.1819	09/2017	—	—	—	—
Yoav Venkert	938,625	198,375	(10)	—		$0.02	06/2014	—	—	—	—
	365,625	284,375	(11)	—		$0.02	08/2015	—	—	—	—
	150,000	—		—		$0.1494	06/2016	—	—	—	—
	0	300,000	(12)	—		$0.1819	09/2017	—	—	—	—

(1)	Mr. Tal is our current Chief Executive Officer and President.

(2)	Mr. Golan resigned as our Chief Executive Officer and President on October 1, 2007.

(3)	Granted on September 25, 2007 and shall vest on September 25, 2008.

(4)	Granted on September 25, 2007 and shall vest in four equal parts on the last day of each of the four quarters following September 25, 2008.

(5)	Granted on September 25, 2007 and shall vest in four equal parts on the last day of each of the four quarters following September 25, 2009.

(6)	Granted on September 25, 2007 and shall vest in four equal parts on the last day of each of the four quarters following September 25, 2010.

(7)	Granted on January 7, 2007 and shall vest in eight equal parts on the last day of each of the eight quarters following December 25, 2007.

(8)	A total of 600,000 options were granted on September 1, 2005 and vest on a quarterly basis. 262,500 options remain unvested. They will continue to vest on a quarterly basis through September 2009 with 6.25% of the original grant vesting in each quarter.

(9)	A total of 1,000,000 options were granted on September 25, 2007 and vest on a quarterly basis with one year cliff. These options are unvested as of December 31, 2007. They will vest on a quarterly basis with one year cliff through September 2011 with 6.25% of the original grant vesting in each quarter.

(10)	A total of 1,587,000 options were granted on June 20, 2004 and vest on a quarterly basis. 198,375 options remain unvested. They will continue to vest on a quarterly basis through June 20, 2008 with 6.25% of the original grant vesting in each quarter.

(11)	A total of 650,000 options were granted in September 2005 and vest on a quarterly basis. 284,375 options remain unvested. They will continue to vest on a quarterly basis through September 2009 with 6.25% of the original grant vesting in each quarter.

(12)	A total of 300,000 options were granted on September 25, 2007 and vest on a quarterly basis with one year cliff. These options are unvested as of December 31, 2007. They will vest on a quarterly basis with one year cliff through September 2011 with 6.25% of the original grant vesting in each quarter.

(13)	These options will vest only in the event that Mr. Kolka remains an employee of TopSpin Israel until June 30, 2008, following the achievement of a certain milestone which is an additional condition for its vesting.

Compensation of Directors
The following table sets forth information regarding the compensation paid to each individual who served as our director during the 2007 fiscal year other than Yaron Tal who also served as our director during such fiscal year:

Fees
	Earned					Nonqualified
	or Paid				Non-Equity	Deferred
	in	Stock	Option		Incentive Plan	Compensation	All Other
	Cash	Awards	Awards		Compensation	Earnings	Compensation	Total
Name	($)(1)	($)	($)		($)	($)	($)	($)(1)
Michael Berman	38,000	—	(79,321	)(4)	—	—	—	(41,231	)(4)
Erez Golan Zvi Schechter	—	—	—		—	—	—	—
Nissim Darvish	—	—	—		—	—	—	—
Neil Cohen	—	—	—		—	—	—	—
Gil Bianco(2)	8,838	—	—		—	—	—	8,838
Ora Setter	8,727	—	—		—	—	—	8,727
Allon Reiter(3)	—	—	—		—	—	—	—

(1)	The compensation received by Mr. Bianco and Dr. Setter is paid in NIS. For the purpose of completing this table in U.S. Dollars, we have used the NIS/U.S. Dollar exchange rate for each date that compensation was received by the director, so that no single conversion rate has been used. The exchange rate throughout 2006 and 2007 ranged from 3.830 NIS for one dollar (the lowest exchange rate) on November 30, 2007, to 4.725 NIS for one dollar (the highest exchange rate) on February 22, 2006. Mr. Berman is paid in U.S. Dollars.

(2)	Mr. Bianco resigned from our Board of Directors on February 10, 2008.

(3)	Mr. Reiter resigned from our Board of Directors on September 16, 2007.

(4)	Because we classified the vested portion of the options as a liability, we re-valued the options at the end of each accounting period. During 2007, the market price of our Common Stock declined resulting in a decrease of the total value of the vested options of Mr. Berman during 2007. For this reason, Mr. Berman’s compensation with regards to his option grant was deemed to have decreased thereby causing negative compensation.
Narrative to Director Compensation Table
The following sections describe the agreements under which Mr. Berman, Mr. Golan, Mr. Bianco and Dr. Setter receive compensation for their services as members of our Board of Directors. Mr. Bianco resigned from our Board of Directors on February 10, 2008. No other Directors receive any compensation.

Consulting Agreement with Michael Berman
On May 1, 2003, we entered into a consulting agreement with the Chairman of our Board of Directors, Mr. Michael Berman. Mr. Berman agreed to provide us with consultation services for two full work days per month at a salary of $2,000 per day and a grant of options to acquire 650,000 shares of our Common Stock at an exercise price of $0.05 per share under the 2003 Israeli Stock Option Plan. Under the agreement, the options would vest over a four year period with 162,500 options vesting on May 1, 2004 and 40,625 options vesting in each quarter thereafter. We also agreed to reimburse Mr. Berman for all reasonable expenses incurred in the course of performing the consulting services. Mr. Berman is not our employee. However, Mr. Berman must still keep all information confidential, and not compete with us during the agreement and for two years after the agreement terminates. The agreement may be terminated through 14 days’ written notice by either party.
Consulting Agreement with Erez Golan
On September 25, 2007, we entered into a consulting agreement with Mr. Erez Golan pursuant to which agreement Mr. Golan will serve as our consultant and perform consulting services reasonably requested by us commencing on December 26, 2007 until December 26, 2009. This agreement shall automatically renew for additional terms of one year. Either we or Mr. Golan may terminate this agreement, at any time, and for any reason or for no reason whatsoever, upon the provision of 90 days advance written notice, and we may terminate this agreement effective immediately provided we have cause to do so.
Mr. Golan will provide us an average of 5 business days of consulting per month (which average will be computed on a quarterly basis), in consideration for which we will pay Mr. Golan a fee of $7,750 per month. In the event that Mr. Golan provides at least 15 business days of consulting in a quarterly period, we will pay Mr. Golan an additional fee of $1,500 for each additional business day of consulting supplied by Mr. Golan during such quarterly period.
TopSpin Medical (Israel) Ltd. shall own all rights, title and interest in patents, intellectual property rights and other inventions arising from Mr. Golan’s provision of services pursuant to the consulting agreement. Mr. Golan also has agreed to comply with certain confidentiality, non-compete and non-solicitation covenants under the consulting agreement.
Director Compensation for Gil Bianco and for Ora Setter
Dr. Setter’s compensation, as well as Mr. Bianco’s compensation for the period of time in which he was a member of our Board of Directors, are both required by the Israeli Companies Regulations (Rules Regarding Consideration and Expenses for Independent Directors). Mr. Bianco resigned from our Board of Directors on February 10, 2008.
Those regulations require companies to approve the compensation to be paid to independent directors at (i) the fixed sum per annum set forth in the Israeli Companies Regulations (Rules Regarding Consideration and Expenses for Independent Directors), 5760-2000 and (ii) the fixed sum set forth in that regulation for participation in each meeting of the Board of Directors of the Company or any of its committees. In fiscal year 2007, each of Mr. Bianco and Dr. Setter was entitled to an annual retainer of 16,246 NIS (approximately $4,224 using the NIS/U.S. Dollar exchange rate of 3.846 NIS for every U.S. Dollar as of December 31, 2007) for serving as a member of our Board of Directors. Each of Mr. Bianco and Dr. Setter was also entitled to a fee of 1,031 NIS (approximately $268) for participating in each face to face meeting of the Board of Directors, 60% of that fee for participating at a meeting via conference call and 50% of that fee for participating in a meeting by writing. The annual retainer and the fee per meeting are adjusted to the changes in the Israeli Consumer Price Index.

Director and Officer Indemnification
In January 2004 and August 2005, we undertook to indemnify our officers and directors to the fullest extent permitted by Delaware law for any liabilities that they may incur for any action taken as an officer or director or in any other joint venture, partnership or enterprise. The indemnification includes any monetary liability imposed on the officer or director because of a verdict, fine, penalty, settlement agreement or any other reasonable amount expense accrued by the office or director in connection with any threat, activity, pending procedure, claim or civil, criminal or administrative proceeding or investigation, including any activity by or on behalf of us in which the officer or director is an interested party or is liable to an interested party, or where the officer or director has been threatened that he will become an interested party due to his being an officer of director. We will compensate an officer or director in advance for any reasonable amount that he has paid for any claim against him (including litigation costs and the costs of preparing an adequate defense) after the director or officer agrees that he will bear the detailed costs himself if it is found that the officer or director is not entitled to receive compensation under the agreement or our Certificate of Incorporation. The conclusion of any proceeding with a judgment, order, settlement agreement, indictment or similar conclusion against a director or officer will not give rise to the assumption that the officer or director acted in a manner other than in our best interests or, in respect to a criminal charge, had no reasonable grounds for assuming that his actions were illegal.
In a number of circumstances, an officer or director will not be entitled to indemnification or advance reimbursement for expenditures if: (1) a competent court of law has made a final verdict or order that a claim or claims against an officer or director arose out of deception or bad faith or that the officer or director was misled or, that the indemnification is not permitted under prevailing law; (2) the verdict or order by the court stemmed from a claim regarding infringement of the Exchange Act, or other federal or state laws; (3) an act or omission occurred for which the officer or director is not entitled to receive compensation under Delaware law; (4) the proceedings or claims were initiated by the officer or director that were not in self-defense other than proceedings brought to pay compensation or where our Board of Directors has approved of the proceedings and the decision to file them; (5) expenditures or obligations of any kind were paid directly to the officer or director by the insurance company under the directors and officers liability policy; or (6) the claim relates to abuse of information that is not available to the public by the officer or director in all matters pertaining to the purchase and/or sale of our Common Stock. We will not be obligated to compensate an officer or director for every amount paid in the framework of a settlement agreement that was drawn up by the officer or director without our written consent. We will not sign any settlement agreement that would affect any proceedings against an officer or director without his written consent.
In addition, we undertook, that if Dr. Setter, our independent director, is required by the Israeli tax authorities to pay Value Added Tax with respect to his directorship fees, we will indemnify him with respect to such amounts, subject to (1) any applicable law, (2) our incorporation documents and (3) to the following terms: (a) he must inform us immediately and in writing after he becomes aware of any claim, demand or other action or proceeding (actual or potential), if a claim for indemnification in respect thereof can be made by him under this undertaking and (b) we will be entitled to defend and settle, on his behalf, and he will assist us in defending or settling such claim, including, without limitation, by issuing authorization letters or proxies to us and our professional advisors to act on his behalf. We made a similar undertaking with respect to Mr. Bianco for the period of time in which he was an independent member of our Board of Directors. Mr. Bianco resigned from our Board of Directors on February 10, 2008.
We currently maintain directors’ and officers’ liability insurance for the purpose of paying these types of claims. We may decide to cancel our indemnification agreements with our officers and directors, but we will still be obligated to compensate an officer or director for any claims resulting from actions prior to the cancellation of the indemnification agreement. Currently, we have indemnification agreements with fifteen present or past officers and directors of both us and our subsidiaries.

TopSpin Medical, Inc. 2001 Israeli Stock Option Plan
In accordance with resolutions adopted by our Board of Directors in February 2000, we adopted an option plan in 2001 for the allocation of up to 300,000 shares of our Common Stock to our directors, employees and consultants and the directors, employees and consultants of our subsidiaries. Options granted under this plan can be exercised into shares of our Common Stock at either $2.00 or $12.00. As of December 31, 2007, 280,910 options have been issued to employees, directors and consultants. Only 171,310 of those options are currently outstanding and exercisable for shares of Common Stock and 109,600 options have expired and are no longer exercisable. Our Board of Directors has resolved not to issue any additional options under this plan. The options under the 2001 Israeli Stock Option Plan are not registered for trading on TASE, but however, have been registered under the Securities Act pursuant to a Form S-8 registration statement that we filed with the SEC on October 15, 2007.
TopSpin Medical, Inc. 2003 Israeli Stock Option Plan
General Provisions
Our Board of Directors passed resolutions in January 2003, September 2003, August 2005 and September 2007, under which it adopted the 2003 Israeli Stock Option Plan to allocate up to 37,000,000 shares of our Common Stock to our directors, employees and consultants and the directors, employees and consultants of our subsidiaries. The plan is administered by the Board of Directors and any committee that the Board of Directors may appoint for such purpose. The appointed committee may grant four types of options under this plan: Approved 102 Capital Gains Options, which are granted only to employees of our subsidiaries and qualify for capital gains tax treatments, Approved 102 Ordinary Income Options, which qualify for ordinary income tax treatment, Unapproved 102 Options, and 3(9) Options, which are non-qualified stock options which are granted mostly to non-employees of our subsidiaries. The number of shares authorized to be issued under this plan will be proportionately adjusted for any increase or decrease in the number of issued shares of Common Stock resulting from a stock split, reverse stock split, combination or reclassification of the stock or the payment of a stock dividend with respect to the Common Stock or any other increase or decrease in the number of issued shares of Common Stock effected without receipt of consideration.
These options are exercisable at prices between $0.001 and $0.1886, depending on the individual grant. Unless stated otherwise in the individual grant, most grants of options vest and become exercisable according to the following schedule: 25% on the first anniversary of the option grant, and 6.25% at the end of each subsequent quarter over the course of the following three years. The committee, though, may, in its absolute discretion and on such terms and conditions as it deems appropriate, accelerate or otherwise change the time at which such option or any portion of an option will vest. The option grant may also contain performance goals and measures and the provisions in one option grant need not be identical to any other option grant. All options will expire ten years from the date of grant unless terminated earlier. If an individual option grant expires and has not been exercised, our Board of Directors has the authority to allocate those options to other employees, directors or consultants.
An option may not be exercised unless the grantee is then employed by us or providing services to us or our affiliate. Following the termination of a grantee’s position with us or a subsidiary, other than for cause, death, disability or retirement, the grantee may still exercise his or her vested options for ninety days following the date of termination. If a grantee dies or is disabled during his or her employment or service, then his or her heirs will be entitled to exercise the options for twelve months after the grantee’s death or disability. Also, if the grantee terminates his or her employment on account of retirement, he or she will have twelve months to exercise his or her options.

Termination of an Option
Subject to the Board of Director’s approval, the committee administering this option plan may, from time to time, cancel all or any portion of an option granted under the plan and our obligation will be discharged with respect to that option through either (i) payment to the grantee of an amount in cash equal to the excess, if any, of the fair market value of the cancelled option at the date of such cancellation over the aggregate exercise price of the option, (ii) the issuance or transfer to the grantee of Common Stock with a fair market value at the date of such transfer equal to any such excess, or (iii) a combination of cash and shares with a combined value equal to any such excess, as determined by the committee, in its sole discretion.
Also, in the event of our voluntary liquidation, merger, acquisition, or reorganization, we must notify the grantees at least fifteen days prior to the transaction. All options will then expire prior to the consummation of the transaction if they are not exercised by the notified grantees. In the event of a merger with another company, however, our Board of Directors is entitled to exchange the options for the securities of the surviving corporation or to pay the fair market value of the options to the grantees.
Outstanding Grants
As of December 31, 2007, we have issued 38,512,125 options under the 2003 Israeli Stock Option Plan with 24,793,213 options outstanding. 4,902,177 options have been exercised for shares of Common Stock and 8,816,735 options have expired and are no longer outstanding. As permitted, we have, from time to time, reissued these expired options in subsequent option grants as permitted by the plan. The options under the 2003 Israeli Stock Option Plan are not registered for trading on TASE, but however, have been registered under the Securities Act pursuant to a Form S-8 registration statement that we filed with the SEC on October 15, 2007.
Equity Compensation Plan Information
The following table sets forth information regarding our equity compensation plans, the 2001 Israeli Stock Option Plan and the 2003 Israeli Stock Option Plan, under which we grant securities exercisable for shares of our Common Stock to employees, directors and consultants to our Company and employees, directors and consultants of our subsidiaries.

	Column A		Column B		Column C
Number of Shares
	Number of				Remaining Available
	Shares to be		Weighted-		for Future Issuance
	Issued Upon		Average		Under Equity
	Exercise of		Exercise Price		Compensation Plans
	Outstanding		of Outstanding		(Excluding shares in
Plan Category	Options		Options		Column (a))

Equity compensation plans approved by security holders	0		n/a		n/a
Equity compensation plans not approved by security holders(1)	24,964,523	(2)	$0.132	(3)	7,304,610	(4)

Total	24,964,523	(2)	$0.132	(3)	7,304,610	(4)

(1)	For a summary of material features of the 2001 Israeli Stock Option Plan and the 2003 Israeli Stock Option Plan, see the sections entitled “TopSpin Medical, Inc. 2001 Israeli Stock Option Plan” and “TopSpin Medical, Inc. 2003 Israeli Stock Option Plan” above, respectively.

(2)	Includes 171,310 options currently outstanding pursuant to our 2001 Israeli Stock Option Plan and 24,793,213 options currently outstanding under our 2003 Israeli Stock Option Plan.

(3)	Includes 660,000 outstanding options at an exercise price of $0.001 per option, 4,378,713 outstanding options at an exercise price of $0.02 per option, 1,202,000 outstanding options at an exercise price of $0.05 per option, 2,500,000 outstanding options at an exercise price of $0.089 per option, 1,620,000 outstanding options at an exercise price of $0.1114 per option, 2,500,000 outstanding options at an exercise price of $0.1200 per option, 825,000 outstanding options at an exercise price of $0.1253 per option, 1,167,500 outstanding options at an exercise price of $0.1494 per option, 1,740,000 outstanding options at an exercise price of $0.1503 per option, 2,500,000 outstanding options at an exercise price of $0.1509 per option, 5,700,000 outstanding options at an exercise price of $0.1819 per option, 155,300 outstanding options at an exercise price of $2.00 per option and 16,010 outstanding options at an exercise price of $12.00 per option.

(4)	Includes 7,304,610 options to purchase Common Stock currently available for future issuance under our 2003 Israeli Stock Option Plan. Our Board of Directors has undertaken not to issue any additional options under the 2001 Israeli Stock Option Plan.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth information regarding the shares of our Common Stock beneficially owned as of March 1, 2008 by: (i) each of our Named Executive Officers and our directors, (ii) all directors and executive officers as a group and (iii) by each person known by us to beneficially own five percent (5%) or more of the outstanding shares of our Common Stock. Unless otherwise indicated, the address of each of the persons listed in this table is as follows: Global Park, 2 Yodfat Street, Third Floor, North Industrial Area, Lod 71291 Israel.

	Total Number of
	Shares
	Beneficially		Percentage of
Name and Address of Beneficial Owner	Owned(1)		Class(1)
Named Executive Officers and Directors
Yaron Tal	0		0.00%
Erez Golan	12,932,727	(2)	6.89%
Eyal Kolka	1,279,113	(3)	0.68%
Yoav Venkert	1,594,063	(4)	0.85%
Michael Berman	807,000	(5)	0.43%
Zvi Schechter	0		0.00%
Nissim Darvish	0		0.00%
Neil Cohen	0		0.00%
Ora Setter	0		0.00%
All directors and executive officers as a group (nine persons)	16,612,903		8.71%
Beneficial Owners of Five Percent or More
Johnson and Johnson Development Corporation(6)	17,717,369		9.51%
Hutzot Shfaim, Shfaim 60990 Israel
Pitango Group(7)	24,729,906		13.28%
11 HaMenofim St., Bldg. B, Herzliya 46725 Israel
Giza Group(8)	19,428,680		10.43%
Ramat Aviv Tower, 40 Einstein St., Tel Aviv 61172 Israel
Israel Seed IV, L.P.(9)	22,080,794		11.86%
Beit Hatayelet, 2 Beitar Street, Jerusalem 93386 Israel

(1)	Assumes the full exercise of all options and warrants that are exercisable by the holder within 60 days from March 1, 2008. Based on 186,229,320 shares of Common Stock outstanding as of March 1, 2008.

(2)	Includes 1,530,000 shares of Common Stock underlying options, which Mr. Golan has the right to acquire within 60 days of March 1, 2008.

(3)	Includes 690,000 shares of Common Stock underlying options, which Mr. Kolka has the right to acquire within 60 days of the date of March 1, 2008.

(4)	Includes 1,594,063 shares of Common Stock underlying options, which Mr. Venkert has the right to acquire within 60 days of the date of March 1, 2008.

(5)	Includes 650,000 shares of Common Stock underlying options, which Mr. Berman has the right to acquire within 60 days of March 1, 2008.

(6)	Johnson and Johnson Development Corporation is a subsidiary of Johnson and Johnson, a public company incorporated in New Jersey.

(7)	The Pitango Group holds shares of Common Stock through Pitango Venture Capital, Pitango Venture Capital Fund III (USA) L.P., Pitango Venture Capital Fund III (Israeli Investors) L.P., Pitango Venture Capital Fund III (USA) Non-Q L.P., Pitango Principals Fund III (USA) L.P., and Pitango Venture Capital Fund III Trusts 2000 Ltd. All members of the Pitango Group, except for Pitango Venture Capital Fund III Trusts 2000 Ltd., are limited partnerships, in which the general partner is Pitango VC Fund III G.P. The holders in Pitango VC Fund III, G.P. are private companies that are wholly-owned by the following persons: Rami Bracha, Bruce Crocker, Izhak Hillel, Rami Kalish, Aharon Minkovsky, Yitzhak Shrem, Zeev Binman and Chemi Peres. Pitango Venture Capital Fund III Trusts 2000 Ltd. is a private company indirectly owned and controlled by the above named persons, which holds the shares of TopSpin Common Stock in trust for three limited partnerships: Pitango Families Fund III (Israel) L.P., Pitango CEO Fund III (Israel) L.P., and Pitango CEO Fund III (USA) L.P. Pitango VC Fund III G.P. is also the general partner of these three limited partnerships.

(8)	The Giza Group holds shares of Common Stock through Giza Venture Fund II G.P., a venture capital fund that holds shares through the following limited partnerships including: Giza GE Venture Fund III L.P., Giza Alpinvest Venture Fund III L.P., Giza Venture Fund III Limited Partnership, Giza Gmulot Venture Fund III Limited Partnership and Giza Executive Venture Fund III L.P. The general partner in these limited partnerships is Giza Private Investments LLC, which is controlled by Messrs. Zeev Holzman and Zvi Shehter, who is also a member of our Board of Directors.

(9)	Israel Seed IV, L.P. is a limited partnership where the general partners is Israel Ventures Partners 2000 Ltd., a private company controlled by Mr. Neil Cohen, who is also a member of our Board of Directors.
Item 12. Certain Relationships and Related Transactions, and Director Independence.
Certain Relationships and Related Transactions
Except as set forth below, since January 1, 2007, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were a party or are a party in which:
•	the amounts involved exceeded or will exceed $120,000 or 1% of our average or our total assets at year-end for the last three fiscal years; and
•	a director, executive officer, holder of more than 5% of our Common Stock or any member of their immediate family had or will have a direct or indirect material interest.
Fund Transfer to TopSpin Medical (Israel) Ltd.
From January 1, 2007 through December 31, 2007, we transferred $6,715,000 to TopSpin Israel as an advance payment on TopSpin Israel shares of common stock, for which TopSpin Israel issued to us in December 18, 2007, 44,767 shares of its common stock. As of December 31, 2007, there is no outstanding debt of TopSpin Israel to us. This transfer was affected because TopSpin Israel, our wholly-owned operating company, required funds to carry out its business and operations. We expect that we will make additional transfers to TopSpin Israel in the future so that TopSpin Israel continues to have funds to carry out its business and operations.
Loan Agreement with the Pitango Group, the Giza Group and Israel Seed IV, L.P.
On April 5, 2007, we entered into a loan agreement with the Pitango Group, the Giza Group and Israel Seed IV, L.P., each of which holds more than 10% of our Common Stock. The lenders agreed to loan a total of $500,000 to us and which we received by April 30, 2007. We were required to repay the principal of this loan and 5.03% in annual interest by the earlier of (i) the date we receive proceeds of no less than $4,000,000 from the listing of our securities on the TASE or (ii) July 31, 2007. As of December 31, 2007, this loan has been fully repaid and is no longer outstanding.

Exclusive Distribution Agreement with Johnson & Johnson Medical Israel
As disclosed elsewhere in this Annual Report on Form 10-KSB for the fiscal year ending December 31, 2007, on July 29, 2007, our wholly-owned subsidiary, TopSpin Israel, entered into a distribution agreement in which Johnson & Johnson Medical Israel was appointed as the exclusive distributor in Israel of an IVMRI catheter system used for imaging and characterizing the tissue composition of coronary plaque during a conventional cardiac catheterization procedure. Johnson & Johnson Medical Israel is a company that is controlled by Johnson & Johnson Inc., who owns Johnson & Johnson Development Corporation, who in turn beneficially owns more than five percent of our outstanding shares of Common Stock.
Director Independence
We are not listed as an issuer, nor have we applied to be listed as an issuer, on any national securities exchange or inter-dealer quotation system. For the purposes of compliance with applicable securities rules, our Board of Directors affirmatively determines the independence of each of our directors using the independence standards required by a national securities exchange, the Nasdaq Stock Market, Inc., for determining the independence of a director, including the consideration of any relationship which, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the director’s responsibilities as a member of our Board of Directors. During its annual review of director independence, our Board of Directors determined that Gil Bianco and Ora Setter are each independent under the director independence standards of the Nasdaq Stock Market, Inc. as of December 31, 2007. Mr. Bianco resigned from our Board of Directors on February 10, 2008.
In addition, with respect to our Audit Committee, our Board of Directors determined that Zvi Schechter is not independent under the audit committee independence standards of the Nasdaq Stock Market, Inc. as of December 31, 2007. With respect to our Compensation and Stock Option Plan Committee, our Board of Directors determined that each of Yaron Tal and Michael Berman is not independent under the compensation committee independence standards of the Nasdaq Stock Market, Inc. as of December 31, 2007. Although our Board of Directors has not separately designated a nominating committee or a committee performing similar functions, our Board of Directors determined that Yaron Tal, Michael Berman, Erez Golan, Zvi Schechter, Nissim Darvish and Neil Cohen each would not be independent under the nominating committee independence standards of the Nasdaq Stock Market, Inc. as of December 31, 2007.
Our Board of Directors also determined that Allon Reiter, who served as a director for at least a part of fiscal year 2007, but who resigned from his position as a director on September 16, 2007, was not independent under the director independence standards of the Nasdaq Stock Market, Inc. and was not independent under the audit committee independence standards of the Nasdaq Stock Market, Inc. while Mr. Reiter served such positions during the fiscal year ending December 31, 2007. Although our Board of Directors has not separately designated a nominating committee or a committee performing similar functions, our Board of Directors determined that Allon Reiter would not have been independent under the nominating committee independence standards of the Nasdaq Stock Market, Inc. had Mr. Reiter been appointed to serve such committee position.

Item 13. Exhibits.

Exhibit No.			Description of Document

3.1			Amended and Restated Certificate of Incorporation (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-142242) filed on April 20, 2007)

3.2			Amended and Restated By-Laws, as amended effective November 8, 2007 (Incorporated by reference to the Company’s Form 10-QSB filed on November 8, 2007)

4.1
TopSpin Medical, Inc. Convertible Bond Certificate No. 2 dated as of July 10, 2007 (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-144472) filed on July 11, 2007)

4.2
Indenture dated as of July 10, 2007 between TopSpin Medical, Inc., Wilmington Trust Company and Ziv Haft Trusts Company Ltd. (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-144472) filed on July 11, 2007)

4.3
Series 2 Warrant Certificate No. 1 dated as of November 21, 2006 (translated from Hebrew) (Incorporated by reference to the Company’s Amendment No. 2 to Registration Statement on Form SB-2 (File No. 333-142242) filed on May 30, 2007)

4.4
Series 2 Warrant Certificate Amendment dated as of April 30, 2007 (translated from Hebrew) (Incorporated by reference to the Company’s Amendment No. 2 to Registration Statement on Form SB-2 (File No. 333-142242) filed on May 30, 2007)

4.5
Series 2 Warrant Certificate Amendment dated as of July 10, 2007 (translated from Hebrew) (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-144472) filed on July 11, 2007)

4.6
Trust Deed dated as of November 21, 2006 (translated from Hebrew) (Incorporated by reference to the Company’s Amendment No. 2 to Registration Statement on Form SB-2 (File No. 333-142242) filed on May 30, 2007)

10.1		#	TopSpin Medical, Inc. 2001 Israeli Stock Option Plan (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-142242) filed on April 20, 2007)

10.2		#	TopSpin Medical, Inc. 2003 Israeli Stock Option Plan (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-142242) filed on April 20, 2007)

10.3		#	Form of Option Agreement (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-142242) filed on April 20, 2007)

10.4		*	Distribution Agreement with Top Medical B.V. dated as of October 3, 2006 (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-142242) filed on April 20, 2007)

10.5		*
Research and Development Agreement with Technion Development Foundation Ltd. dated September 13, 2006 (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-142242) filed on April 20, 2007)

10.6	(i)	#
Loan, Share Purchase and Share Repurchase Agreement dated as of December 9, 2002 between TopSpin Medical, Inc., TopSpin Medical (Israel) Ltd. and Erez Golan (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-142242) filed on April 20, 2007)

Exhibit No.		Description of Document

10.6(ii)	#
Revision to Loan, Share Purchase and Share Repurchase Agreement between TopSpin Medical, Inc., TopSpin Medical (Israel) Ltd. and Erez Golan dated as of August 2005 (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-142242) filed on April 20, 2007)

10.7 (i)	#
Personal Employment Agreement dated as of December 9, 2002 between TopSpin Medical (Israel) Ltd. and Erez Golan (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-142242) filed on April 20, 2007)

10.7(ii)	#
Letter Amendment dated as of August 22, 2005 to Personal Employment Agreement between TopSpin Medical (Israel) Ltd. and Erez Golan (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-142242) filed on April 20, 2007)

10.7(iii)	#
Amendment dated as of April 6, 2006 to Personal Employment Agreement between TopSpin Medical (Israel) Ltd. and Erez Golan (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-142242) filed on April 20, 2007)

10.7(iv)	#
Amendment dated as of January 7, 2007 to Personal Employment Agreement between TopSpin Medical (Israel) Ltd. and Erez Golan (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-142242) filed on April 20, 2007)

10.7 (v)	#
Option Agreement dated as of January 7, 2007 between TopSpin Medical, Inc. and Erez Golan (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-142242) filed on April 20, 2007)

10.7(vi)	#	Amendment dated as of September 25, 2007 to Option Agreement between TopSpin Medical, Inc. and Erez Golan (Incorporated by reference to the Company’s Form 8-K filed on October 1, 2007)

10.7(vii)	#	Termination Notice Letter dated as of September 25, 2007 between TopSpin Medical (Israel) Ltd. and Erez Golan (Incorporated by reference to the Company’s Form 8-K filed on October 1, 2007)

10.8 (i)	#
Employment Agreement dated as of April 25, 2001 between TopSpin Medical (Israel) Ltd. and Eyal Kolka (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-142242) filed on April 20, 2007)

10.8(ii)	#
Amendment dated as of June 21, 2004 to Employment Agreement between TopSpin Medical (Israel) Ltd. and Eyal Kolka (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-142242) filed on April 20, 2007)

10.8(iii)	#
Amendment dated as of May 8, 2006 to Employment Agreement between TopSpin Medical (Israel) Ltd. and Eyal Kolka (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-142242) filed on April 20, 2007)

Exhibit No.		Description of Document

10.8(iv)	#	Amendment dated as of September 25, 2007 to Employment Agreement between TopSpin Medical (Israel) Ltd. and Eyal Kolka (Incorporated by reference to the Company’s Form 8-K filed on October 1, 2007)

10.9 (i)	#
Employment Agreement dated as of June 3, 2004 between TopSpin Medical (Israel) Ltd. and Yoav Venkert (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-142242) filed on April 20, 2007)

10.9(ii)	#
Amendment dated as of May 8, 2006 between TopSpin Medical (Israel) Ltd. and Yoav Venkert (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-142242) filed on April 20, 2007)

10.9(iii)	#
Amendment dated as of June 6, 2006 between TopSpin Medical (Israel) Ltd. and Yoav Venkert (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-142242) filed on April 20, 2007)

10.9(iv)	#	Amendment dated as of September 25, 2007 to Employment Agreement between TopSpin Medical (Israel) Ltd. and Yoav Venkert (Incorporated by reference to the Company’s Form 8-K filed on October 1, 2007)

10.10	#
Consulting Services Letter Agreement dated as of May 1, 2003 between TopSpin Medical, Inc. and Michael Berman (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-142242) filed on April 20, 2007)

10.11	#	Form of TopSpin Medical, Inc. Indemnification Agreement (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-142242) filed on April 20, 2007)

10.12 (i)	#
Indemnification for VAT payments dated as of April 6, 2006 between Ora Setter and TopSpin Medical, Inc. (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-142242) filed on April 20, 2007)

10.12(ii)	#
Indemnification for VAT payments dated as of April 6, 2006 between Gil Bianco and TopSpin Medical, Inc. (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-142242) filed on April 20, 2007)

10.13	#	Form of Employment Agreement (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-142242) filed on April 20, 2007)

10.14 (i)		Form of Non-Disclosure Agreement (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-142242) filed on April 20, 2007)

10.14(ii)		Form of Mutual Non-Disclosure Agreement (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-142242) filed on April 20, 2007)

Exhibit No.		Description of Document

10.15	#	Form of Consulting Agreement (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-142242) filed on April 20, 2007)

10.16	#	Form of Advisory Board Agreement (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-142242) filed on April 20, 2007)

10.17 (i)
Intercompany Loan Agreement dated as of June 21, 2001 between TopSpin Medical, Inc. and TopSpin Medical (Israel) Ltd. (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-142242) filed on April 20, 2007)

10.17(ii)
Letter regarding Intercompany Loan Agreement dated as of December 29, 2005 between TopSpin Medical, Inc. and TopSpin Medical (Israel) Ltd. (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-142242) filed on April 20, 2007)

10.17(iii)
First Supplement to Intercompany Loan Agreement dated as of April 6, 2006 between TopSpin Medical, Inc. and TopSpin Medical (Israel) Ltd. (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-142242) filed on April 20, 2007)

10.17(iv)
Second Supplement to Intercompany Loan Agreement dated as of February 15, 2007 between TopSpin Medical, Inc. and TopSpin Medical (Israel) Ltd. (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-142242) filed on April 20, 2007)

10.18
Series 1 Warrant Certificate to Purchase 22,800,000 share of TopSpin Medical, Inc. Common Stock dated as of September 1, 2005 (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-142242) filed on April 20, 2007)

10.19
American Friends of Tmura, Inc. Warrant to Purchase 324,820 Shares of TopSpin Medical, Inc. Common Stock dated as of January 29, 2004 (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-142242) filed on April 20, 2007)

10.20
Tmura — The Israeli Public Service Venture Fund Warrant to Purchase 180 Shares of TopSpin Medical, Inc. Common Stock dated as of December 9, 2002 (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-142242) filed on April 20, 2007)

10.21 (i)
Lease Contract dated as of July 3, 2003 between Af-Sar Ltd. and TopSpin Medical (Israel) Ltd. (translated from Hebrew) (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-142242) filed on April 20, 2007)

10.21(ii)
Addendum (No. 1) to the Lease Contract dated as of December 17, 2006 between Af-Sar Ltd. and TopSpin Medical (Israel) Ltd. (translated from Hebrew) (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-142242) filed on April 20, 2007)

Exhibit No.		Description of Document

10.22
Trust Deed and Agreement dated as of July 4, 2004 between Yuli Yardeni, TopSpin Medical, Inc. and TopSpin Medical (Israel) Ltd. (translated from Hebrew) (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-142242) filed on April 20, 2007)

10.23
Underwriting Agreement dated as of August 24, 2005 between TopSpin Medical, Inc., Poalim I.B.I. Underwriting and Issuance Ltd., Altshuller Saham Management of Underwriting and Investments Ltd., Rosario Capital Ltd., Shoher Tov Ltd., P.R. Capital Markets Research Ltd., Solomon Underwriters Ltd., Jerusalem Capital Markets Underwriting and Share Issue (1994) Ltd., I.A.Z. Investments & Properties Ltd. and Vered Doroth Underwriting Company (1993) Ltd. (translated from Hebrew) (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-142242) filed on April 20, 2007)

10.24
Loan Agreement dated as of April 5, 2007 between TopSpin Medical, Inc., Pitango Venture Capital Fund III (USA), L.P., Pitango Principals Fund III (USA) LP, Pitango Venture Capital Fund III (USA) Non-Q L.P., Pitango Venture Capital Fund (Israeli Investors) L.P., Pitango Venture Capital Fund III Trusts 2000 L.P., Giza GE Venture Fund III, LP, Giza Venture Fund III, Limited Partnership, Giza Alpinvest Venture Fund III, LP, Giza Executive Venture Fund III, LP, Giza Gmulot Venture Fund III Limited Partnership and Israel Seed IV, L.P. (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-142242) filed on April 20, 2007)

10.25
Credit Line Agreement dated as of April 30, 2007 between TopSpin Medical, Inc. and Poalim IBI — Managing and Underwriting Ltd. (Incorporated by reference to the Company’s Amendment No. 1 to Registration Statement on Form SB-2 (File No. 333-142242) filed on May 11, 2007)

10.26
TopSpin Medical, Inc. Series 3 Warrant Certificate No. 1 dated as of June 6, 2007 (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-144472) filed on July 11, 2007)

10.27	*
Distribution Agreement by and between TopSpin Medical (Israel) Ltd. and Johnson & Johnson Medical Israel, a Division of J – C Healthcare L.T.D., dated as of July 29, 2007 (Incorporated by reference to the Company’s Amendment No. 3 to Registration Statement on Form SB-2 (File No. 333-144472) filed on September 7, 2007)

10.28
Form of Series A Convertible Bonds and Series 2 Warrants Subscription Agreement (Incorporated by reference to the Company’s Amendment No. 1 to Registration Statement on Form SB-2 (File No. 333-144472) filed on August 14, 2007)

10.29	#	Consulting Agreement dated as of September 25, 2007 between TopSpin Medical (Israel) Ltd. and Erez Golan (Incorporated by reference to the Company’s Form 8-K filed on October 1, 2007)

10.30 (i)	#	Employment Agreement dated as of September 25, 2007 between TopSpin Medical (Israel) Ltd. and Yaron Tal (Incorporated by reference to the Company’s Form 8-K filed on October 1, 2007)

10.30(ii)	#	Option Agreement dated as of September 25, 2007 between TopSpin Medical, Inc. and Yaron Tal (Incorporated by reference to the Company’s Form 8-K filed on October 1, 2007)

Exhibit No.	Description of Document

10.31	Master Equipment Rent Agreement with TOP Medical B.V. entered into on January 14, 2008 (Incorporated by reference to the Company’s Form 8-K filed on January 17, 2008)

21.1	Subsidiaries of TopSpin Medical, Inc. (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-144472) filed on July 11, 2007)

23.1	Consent of Kost Forer Gabbay & Kasierer

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification Furnished pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	TopSpin Medical, Inc. Audit Committee of the Board of Directors Charter, as amended effective February 4, 2008

#	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 13 of this Annual Report on Form 10-KSB for the fiscal year ending December 31, 2007.

*	An application has been submitted to the Securities and Exchange Commission for confidential treatment, pursuant to Rule 406 of the Securities Act of 1933, of portions of this exhibit. These portions have been omitted from this exhibit, and have been filed separately with the Securities and Exchange Commission.
Item 14. Principal Accountant Fees and Services.
Audit Fees
The aggregate fees billed for the years ended December 31, 2007 and December 31, 2006 for the professional services rendered by Kost Forer Gabbay & Kasierer, the Company’s principal accountant, for the audit of the Company’s annual financial statements and review of financial statements or services that are normally provided by the Company’s principal accountant in connection with statutory and regulatory filings or engagements for such fiscal years equaled 768,158 NIS (approximately $199,729 using the NIS/U.S. Dollar exchange rate of 3.846 NIS for every U.S. Dollar as of December 31, 2007) and 645,047 NIS (approximately $167,719), respectively.
Audit-Related Fees
There were no fees billed for the years ended December 31, 2007 and December 31, 2006, for assurance and related services by Kost Forer Gabbay & Kasierer that are reasonably related to audit or review of the Company’s financial statements not reported under “Audit Fees” above.
Tax Fees
The aggregate fees billed for the years ended December 31, 2007 and December 31, 2006 for professional services rendered by Kost Forer Gabbay & Kasierer for tax compliance, tax advice and tax planning equaled 82,571 NIS (approximately $21,469) and 98,953 NIS (approximately $25,729), respectively, and consisted of assistance in the preparation of tax returns and general tax research and planning.
All Other Fees
No other fees were billed by Kost Forer Gabbay & Kasierer to the Company during the years ended December 31, 2007 and December 31, 2006.

Pre-Approval Policies and Procedures
During fiscal year 2007, all services provided by Kost Forer Gabbay & Kasierer were pre-approved by our Audit Committee, which concluded that the provision of such services by Kost Forer Gabbay & Kasierer was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. On January 27, 2008, our Audit Committee adopted a pre-approval policy for services provided by the independent registered public accounting firm. Under that adopted pre-approval policy, our Audit Committee will pre-approve the provision by the independent registered public accounting firm of services that fall within specified categories (such as statutory audits or financial audit work for subsidiaries, services associated with SEC registration statements and consultations by management as to accounting interpretations) but only up to specified dollar amounts. Any services that exceed the pre-approved dollar limits, or any services that fall outside of the general pre-approved categories, require specific pre-approval by the Audit Committee. If our Audit Committee delegates pre-approval authority to one or more of its members, the member would be required to report any pre-approval decisions to our Audit Committee at its next meeting.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOPSPIN MEDICAL, INC.
Date: March 4, 2008	By:	/s/ Yaron Tal
Yaron Tal
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES		DATE

By:	/s/ Yaron Tal Yaron Tal	March 4, 2008
Chief Executive Officer and Director
(principal executive officer)

By:	/s/ Eyal Kolka Eyal Kolka	March 4, 2008
Chief Financial Officer
(principal financial and accounting officer)

By:	/s/ Michael Berman Michael Berman	March 4, 2008
Chairman of the Board of Directors

By:	/s/ Erez Golan Erez Golan	March 4, 2008
Director

By:	/s/ Zvi Schechter Zvi Schechter	March 4, 2008
Director

By:	/s/ Nissim Darvish Nissim Darvish	March 4, 2008
Director

By:	/s/ Neil Cohen Neil Cohen	March 4, 2008
Director

By:	/s/ Ora Setter Ora Setter	March 4, 2008
Director

EXHIBIT INDEX

Exhibit No.	Description of Document

23.1	Consent of Kost Forer Gabbay & Kasierer

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification Furnished pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	TopSpin Medical, Inc. Audit Committee of the Board of Directors Charter, as amended effective February 4, 2008