Form 10-Q
period 2008-03-31
TOPSPIN MEDICAL INC
filed 2008-05-15
CIK 1211805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
Commission File Number: 1-33428

Topspin Medical, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	98-0406340
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Global Park
2 Yofdat Street, Third Floor
North Industrial Area
Lod, Israel	71291
(Address of registrant’s principal executive offices)	(Zip Code)
(972)-8-920-0033
(Telephone number, including area code)
N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐            Accelerated filer ☐                      Non-accelerated filer ☐                      Smaller reporting company ☑
                          (Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes            No ☑
     The number of shares of the registrant’s Common Stock, $0.001 par value, outstanding as of May 14, 2008, was 186,870,882.

TOPSPIN MEDICAL, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2008

FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q for the fiscal quarter ending March 31, 2008 contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Those statements are therefore entitled to the protection of the safe harbor provisions of these laws. These forward-looking statements, which are usually accompanied by words such as “may,” “might,” “will,” “should,” “could,” “intends,” “estimates,” “predicts,” “potential,” “continue,” “believes,” “anticipates,” “plans,” “expects” and similar expressions, involve risks and uncertainties, and relate to, without limitation, statements about our market opportunities, our strategy, our competition, our projected revenue and expense levels and the adequacy of our available cash resources. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or forecasted in, or implied by, such forward-looking statements.
     Although we believe that the expectations reflected in these forward-looking statements are based upon reasonable assumptions, no assurance can be given that such expectations will be attained or that any deviations will not be material. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q for the quarter ending March 31, 2008 may not occur and our actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We disclaim any obligation or undertaking to disseminate any updates or revision to any forward-looking statement contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TOPSPIN MEDICAL, INC.
(A Development Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2008
(Unaudited)

Topspin Medical, Inc.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET (UNAUDITED)
NIS in thousands

	December 31,	March 31,
	2007	2008
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	40,978	32,959
Other receivables and prepaid expenses	2,275	2,423

Inventory	512	—

	43,765	35,382

LONG-TERM ASSETS:
Restricted deposit	555	559
Severance pay fund	36	34
Prepaid lease payments	20	79

	611	672

PROPERTY AND EQUIPMENT, NET	2,692	2,405

DEFERRED ISSUANCE EXPENSES	4,206	—

	51,274	38,459

The accompanying notes are an integral part of the consolidated financial statements.

Topspin Medical, Inc.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET (UNAUDITED)
NIS in thousands

	December 31,	March 31,
	2007	2008
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Trade payables	2,091	1,370
Other accounts payables and accrued expenses	5,341	5,593

	7,432	6,963

LONG TERM LIABILITIES

Accrued severance pay	633	593

Liabilities in respect of options granted to employees and consultants	2,368	1,447
Embedded conversion feature in convertible debentures	1,281	—
Liability in respect of warrants (series 2)	975	525
Embedded derivative related to issuance expenses	175	172
Convertible debentures	39,453	23,989

	44,252	26,133

SHAREHOLDERS’ EQUITY (DEFICIENCY):
Common Stock of $0.001 par value:
Authorized 500,000,000 shares; Issued and outstanding 186,870,882 shares	837	839
Additional paid in capital	163,790	163,955
Accumulated deficit during the development stage	(165,670)	(160,024)

	(1,043)	4,770

	51,274	38,459

The accompanying notes are an integral part of the consolidated financial statements.

Topspin Medical, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
NIS in thousands

			Period from
			inception
			(September 20,
	Three months ended		1999) through
	March 31,		March 31,
	2008	2007	2008
Research and development expenses*	5,094	7,174	124,221

Less participation by the Office of the Chief Scientist	—	(300)	(17,471)

Research and development expenses, net	5,094	6,874	106,750

Selling and marketing expenses	374	322	3,466

General and administrative expenses	1,493	2,749	49,961

Operating loss	(6,961)	(9,945)	(160,177)

Financing income, net	7,228	905	8,332

Income (loss) before cumulative effect of a change in accounting principle	267	(9,040)	(151,845)

Cumulative effect of a change in accounting principle	—	—	238

Net income (loss)	267	(9,040)	(152,083)

Basic and diluted net income (loss) per Ordinary share	0.001	(0.06)

Weighted average number of Common Stock outstanding used in basic and diluted net loss per share calculation	189,088,092	160,064,863

*	Including deduction of experimental sales in the amount of approximately 90,000 NIS.
The accompanying notes are an integral part of the consolidated financial statements.

Topspin Medical, Inc.
(A Development Stage Company)
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIENCY) (UNAUDITED)
NIS in thousands

											Non-	Deficit
											recourse	accumulated
	Number of outstanding shares				Share capital				Additional	Receivables	receivables	during the	Total
		Preferred				Preferred			paid-in	for shares	for shares	development	shareholders’
	Ordinary	A	B	C	Ordinary	A	B	C	capital	issued	issued	stage	equity
Balance as of September 20, 1999	—	—	—	—	—	—	—	—	—	—	—	—	—

Issuance of common shares	625,000	—	—	—	3	—	—	—	—	—	—	—	3
Issuance of Preferred A shares net of issuance expenses of NIS 20	—	375,001	—	—	—	2	—	—	3,134	—	—	—	3,136
Net loss	—	—	—	—	—	—	—	—	—	—	—	(380)	(380)

Balance as of December 31, 1999	625,000	375,001	—	—	3	2	—	—	3,134	—	—	(380)	2,759

Issuance of Preferred B shares net of issuance expenses of NIS 61	—	—	208,329	—	—	—	1	—	10,183	—	—	—	10,184
Net loss	—	—	—	—	—	—	—	—	—	—	—	(3,880)	(3,880)

Balance as of December 31, 2000	625,000	375,001	208,329	—	3	2	1	—	13,317	—	—	(4,260)	9,063

Net loss	—	—	—	—	—	—	—	—	—	—	—	(7,254)	(7,254)

Balance as of December 31, 2001	625,000	375,001	208,329	—	3	2	1	—	13,317	—	—	(11,514)	1,809

Issuance of Preferred C shares net of issuance expenses of NIS 2,200	—	—	—	87,386,858	—	—	—	410	47,578	(630)	—	—	47,358
Beneficial conversion feature related to Preferred A and Preferred B shares	—	—	—	—	—	—	—	—	13,320	—	—	(13,320)	—
Issuance of Common Stock to the Chief Executive Officer	6,957,841	—	—	—	56	—	—	—	413	—	(469)	—	—
Deferred stock based compensation related to issuance of shares to the Chief Executive Officer	—	—	—	—	—	—	—	—	2,822	—	—	—	2,822
Stock based compensation related to options granted to consultants	—	—	—	—	—	—	—	—	1,286	—	—	—	1,286
Accrued interest and exchange rate differences on a loan to the Chief Executive Officer	—	—	—	—	—	—	—	—	4	—	(4)	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(15,414)	(15,414)

Balance as of December 31, 2002	7,582,841	375,001	208,329	87,386,858	59	2	1	410	78,740	(630)	(473)	(40,248)	37,861

The accompanying notes are an integral part of the consolidated financial statements.

Topspin Medical, Inc.
(A Development Stage Company)
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIENCY) (UNAUDITED)
NIS in thousands

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

Topspin Medical, Inc.
(A Development Stage Company)
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIENCY) (UNAUDITED)
NIS in thousands

										Non-	Deficit
										recourse	accumulated	Total
	Number of outstanding shares				Share capital				Additional	Receivables	during the	shareholders’
		Preferred				Preferred			paid-in	for shares	development	equity
	Ordinary	A	B	C	Ordinary	A	B	C	capital	issued	stage	(deficiency)
Balance as of December 31, 2004	11,709,886	375,001	208,329	87,386,858	61	2	1	410	108,718	(475)	(88,374)	20,343

Conversion of Preferred A, B and C into Common Stock	104,378,107	(375,001)	(208,329)	(87,386,858)	477	(2)	(1)	(410)	(64)	—	—	—
Exercise of options	3,553,507	—	—	—	16	—	—	—	*)—	—	—	16
Issuance of ordinary shares net of issuance expenses of NIS 3,292	38,000,000	—	—	—	171	—	—	—	28,920	—	—	29,091
Issuance of options net of issuance expenses of NIS 378	—	—	—	—	—	—	—	—	3,339	—	—	3,339
Deferred stock based compensation related to issuance of shares to the Chief Executive Officer	630,793	—	—	—	—	—	—	—	(627)	—	—	(627)
Grant to the Chief Executive Officer	—	—	—	—	—	—	—	—	—	74	—	74
Amortization of deferred stock based compensation	—	—	—	—	—	—	—	—	486	—	—	486
Stock based compensation related to options granted to consultants	—	—	—	—	—	—	—	—	66	—	—	66
Accrued interest and exchange rate differences on a loan to the Chief Executive Officer	—	—	—	—	—	—	—	—	58	(58)	—	—

Balance as of December 31, 2005	158,272,293	—	—	—	725	—	—	—	140,896	(459)	(102,699)	38,463

Change of deferred stock compensation into liability as a result from accounting change	—	—	—	—	—	—	—	—	(6,768)	—	—	(6,768)
Exercise of options	634,374	—	—	—	3	—	—	—	38	—	—	41
Classification of liability into equity in respect of exercise options	—	—	—	—	—	—	—	—	451			451
Grant to the Chief Executive Officer	630,794	—	—	—	—	—	—	—	—	208	—	208
Accrued interest and exchange rate differences on a loan to the Chief Executive Officer	—	—	—	—	—	—	—	—	(14)	14	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	(38,803)	(38,803)

Balance as of December 31, 2006	159,537,461	—	—	—	728	—	—	—	134,603	(237)	(141,502)	(6,408)

*)	Less than NIS 1 thousand.
The accompanying notes are an integral part of the consolidated financial statements.

Topspin Medical, Inc.
(A Development Stage Company)
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIENCY) (UNAUDITED)
NIS in thousands

										Non-	Deficit
										recourse	accumulated	Total
	Number of outstanding shares				Share capital				Additional	receivables	during the	shareholders’
		Preferred				Preferred			paid-in	for shares	development	equity
	Ordinary	A	B	C	Ordinary	A	B	C	capital	issued	stage	(deficiency)
Balance as of December 31, 2006	159,537,461	—	—	—	728	—	—	—	134,603	(237)	(141,502)	(6,408)

Exercise of options	2,270,935	—	—	—	9	—	—	—	66	—	—	75
Classification of liability into equity in respect of exercise of options	—	—	—	—	—	—	—	—	1,665	—	—	1,665
Repayment of non-recourse loan and classification of liability into equity	—	—	—	—	—	—	—	—	9,220	237	—	9,457
Issuance of Common Stock and warrants (series 3), net of issuance expenses of NIS 1,013	24,398,402	—	—	—	100	—	—	—	18,236	—	—	18,336
Net loss		—	—	—		—	—	—	—	—	(24,168)	(24,168)

Balance as of December 31, 2007	186,206,798	—	—	—	837	—	—	—	163,790	—	(165,670)	(1,043)

Cumulative effect of a change in accounting principle (1)	—	—	—	—	—	—	—	—	—	—	5,379	5,379
Exercise of options	641,562	—	—	—	2	—	—	—	20	—	—	22
Exercise of warrants (series 1)	22,522	—	—	—	*) -	—	—	—	20	—	—	20
Classification of liability into equity in respect of exercise of options	—	—	—	—	—	—	—	—	125	—	—	125
Net income	—	—	—	—	—	—	—	—	—	—	267	267

Balance as of March 31, 2008	186,870,882	—	—	—	839	—	—	—	163,955	—	(160,024)	4,770

*) Less than NIS 1 thousand.

(1)	See Note 2b.
The accompanying notes are an integral part of the consolidated financial statements.

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands

			Period from
			inception
			(September 20,
	Three months ended		1999) through
	March 31,		March 31,
	2008	2007	2008
Cash flows from operating activities:

Net income (loss)	267	(9,040)	(152,083)
Adjustments to reconcile net loss to net cash used in operating activities (a)	(8,117)	1,775	13,790

Net cash used in operating activities:	(7,850)	(7,265)	(138,293)

Cash flows from investing activities:

Change in restricted deposit, net	—	(122)	(509)
Restricted cash in respect of issuance of convertible debentures	—	—	1,298
Purchase of fixed assets	(211)	(198)	(9,125)
Proceeds from sale of fixed assets	—	—	40
Loan to the Chief Executive Officer	—	—	(231)

Net cash used in investing activities:	(211)	(320)	(8,527)

Cash flows from financing activities:

Exercise of stock options and warrants (series 1)	42	34	238
Proceeds from issuance of shares and warrants series 3 , net of issuance expenses	—	—	137,905
Proceeds from issuance of convertible debentures and warrants series 2, net of issuance expenses	—	(220)	41,636

Net cash provided by (used in) financing activities:	42	(186)	179,779

Increase (decrease) in cash and cash equivalents	(8,019)	(7,771)	32,959
Cash and cash equivalents at the beginning of the period	40,978	10,379	—

Cash and cash equivalents at the end of the period	32,959	2,608	32,959

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands

			Period from
			inception
			(September 20,
	Three months ended		1999) through
	March 31,		March 31,
	2008	2007	2008
(a) Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	399	189	6,651
Capital loss from sale of fixed assets	—	—	34
Interest and exchange rate differences on loan to the Chief Executive Officer	—	—	(35)
Non-cash bonus to the Chief Executive Officer	—	241	789
Interest on restricted deposit	(4)	(541)	(1,348)
Change in fair value of liability in respect of warrants	(450)	(2,256)	(7,219)
Change in fair value of conversion feature	—	124	(2,746)
Change in fair value of convertible debentures	(7,160)	—	(7,160)
Change in fair value of embedded derivative	(3)	(77)	(674)
Amortization of deferred issuance expenses and debentures discount	—	1,129	6,228
Amortization of deferred stock based compensation related to employees	—	—	6,487
Cumulative effect of change in accounting principle	—	—	238
Change in fair value and amortization of stock options classified as a liability	(796)	1,139	5,898
Amortization of deferred stock based compensation related to consultants	—	—	1,632
Accrued severance pay, net	(38)	14	559
Increase (decrease) in accounts receivable (including long-term receivables)	305	134	(2,502)
Increase (decrease) in trade payables	(622)	(15)	1,365
Increase in other accounts payable	252	1,694	5,593

Total adjustments	(8,117)	1,775	13,790

(b) Supplemental disclosure of cash flow activities:
Cash paid during the period for:
Taxes paid due to non-deductible expenses	14	54	730

Interest paid	—	—	3,951

(c) Supplemental disclosure of non cash flows activities:

Classification of liabilities into equity	125	10,029	11,461

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands
NOTE 1 — GENERAL
a.	TopSpin Medical, Inc (“the Company”) and its subsidiary, TopSpin Medical (Israel) Ltd. (the “Subsidiary” or “TopSpin”) are engaged in research and development of medical MRI technology.

The Company was incorporated and commenced operation in September 1999 as a private company registered in Delaware. On September 1, 2005, the Company issued securities to the public in Israel and became publicly traded on the Tel Aviv Stock Exchange (“TASE”). In 2007, the Company listed some of its securities with the U.S. Securities and Exchange Commission (“SEC”). The Company’s stocks are traded only in Israel in NIS.

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

The Company plans to continue to finance its operations with a combination of stock issuance and private placements. In addition, the Company is exploring different alternatives for the repayment of the Series A Debentures of the company or its conversion into the Company’s shares of Common Stock, including through making a tender offer to the holders of the Series A Debentures against receipt of cash consideration and issuance of shares of Common Stock of the Company.

There are no assurances, however, that the Company will be successful in obtaining an adequate level of financing needed for the long-term development and commercialization of its planned products.

c.	The Company develops an endorectal probe for the diagnosis of prostate cancer based on its MRI technology (the “Urology Product”). The Company’s board of directors decided in its meeting on April 27, 2008, that the Company will direct more focus and resources on the development of its Urology Product while decreasing its expenses related to the IVMRI catheter activity due to the market feedback received following the initial sales in cardiology and an analysis of the cardiology and urology markets. Also, the Company’s board of directors decided to decrease the total research and development expenses starting in the second half of 2008 by 40% as compared to expenses incurred in the second half of 2007.
d.	Subsequent to the balance sheet date and following meetings held between the Company and the Israeli trustee of the Series A Debentures (the “Trustee”), it was agreed to convene a meeting of the holders of the Series A Debentures on June 1, 2008 (the “Meeting”). The agenda of the Meeting is:
a.	Update by the Company of its business status and its future plans followed by a discussion on these issues.

b.	Presentation of the Company’s proposal for an arrangement with the holders of the Series A Debentures followed by a discussion.

c.	Discussion of the holders of the Series A Debentures and a resolution regarding their view on whether an “Event of Default”, as defined in section 7.07 of the indenture of the Series A Debentures (the “Indenture”) has occurred.
The Company believes, based on the advice of its legal advisors, that no “Event of Default”, as defined in section 7.07 of the Indenture, has occurred, and therefore it is remote that the Company will be required to immediately repay the Series A Debentures.
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited interim consolidated financial statements have been prepared as of March 31, 2008, in accordance with United States generally accepted accounting principles relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The significant accounting policies followed in the preparation of these financial statements are identical to those applied in the preparation of the latest annual financial statements except as detailed below:

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (CONT.)
a.	In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This Statement provides companies with an option to report selected financial assets and liabilities at fair value. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The Statement’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007.

The Company has decided to adopt the provisions of SFAS No. 159 as of January 1, 2008 and consequently measures the convertible debentures in their entirety at fair value with changes in fair value recorded in earnings. As a result, the Company recorded an increase in retained earnings in the amount of NIS 5,379. This amount represents the difference between the aggregate amount of the fair value of the embedded conversion feature and the amortized book value of the convertible debentures as of December 31, 2007, net of issuance expenses, which amounts to NIS 37,018 and the fair market value of the convertible debentures, based on quoted market price as of the same date in the amount of NIS 31,639. The convertible debentures are linked to the CPI and will be redeemable in one installment (unless conversion occurs) on November 30, 2009. As of March 31, 2008, the fair value of the convertible debentures was NIS 51,662.

b.	Impact of recently issued accounting standards:
1.	SFAS No. 160:

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

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (CONT.)
b.	Impact of recently issued accounting standards (cont.):
2.	FAS No. 157

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS 123(R) and related interpretations. The statements does not apply to accounting standards that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007.

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
NOTE 3 — CONTINGENT LIABILITIES
Commitments to pay royalties to the Office of the Chief Scientist:

The Subsidiary has obtained from the Office of the Chief Scientist of the State of Israel grants for participation in research and development and, in return, the Subsidiary is obligated to pay royalties amounting to 3% of the sales in the first three years from the beginning of the repayment and 3.5% of the sales from the fourth year until all of its obligation is repaid, whichever period ends earlier. The grant is linked to the exchange rate of the dollar and bears interest of LIBOR per annum.

Through March 31, 2008, total grants obtained had an aggregate value of NIS 16,747.

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except for share and per share data
NOTE 4 — SHAREHOLDERS’ EQUITY
a.	Composition of share capital:

The Company’s authorized Common Stock consists of 500,000,000 shares with a par value of $ 0.001 per share. All shares have equal voting rights and are entitled to one noncumulative vote per share in all matters to be voted upon by shareholders. The shares have no preemptive, subscription, conversion or redemption rights and may be issued only as fully paid and non-assessable shares. Holders of the Common Stock are entitled to equal ratable rights to dividends and distributions with respect to the Common Stock, as may be declared by the Board of Directors out of funds legally available. The Common Stock is registered and publicly traded on the Tel-Aviv Stock Exchange.

b.	Share capital:
1.	In September 1999, the Company issued 625,000 Common Stock at a price of $0.001 per share.

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

The consideration for the issued stock was paid at the closing day (NIS 47,358) and the remaining consideration was paid when the Company achieved the development milestone, as detailed in the agreement (commencement of clinical trials of its products on humans) in 2003.

Preferred C shares conferred, among others, preference rights in respect of distribution of the Company’s earnings and distribution of the Company’s assets upon liquidation. Preferred A and B shares conferred, among others, preference rights in respect of distribution of the Company’s assets upon liquidation, after such distribution is made to holders of Preferred C shares and Common Stock conferred voting rights and rights in distribution of the Company’s assets upon liquidation, after such distribution is made to holders of Preferred shares.

All classes of shares, as above, conferred equal voting rights in the Company’s general meetings on the basis of conversion into the underlying Common Stock.

Preferred A, B and C shares were convertible into Common Stock according to conversion rates of 15.5885, 53.4998 and 1 per Ordinary share, respectively.

On August 22, 2005, the Company effected a consolidation and distribution of its share capital in such a manner that 375,001 Preferred A shares of $ 0.001 were converted into 5,845,692 Common Stock, 208,329 Preferred B shares were converted into 11,145,557 Common Stock and 87,386,858 Preferred C shares were converted into 87,386,858 Common Stock.

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except for share and per share data
NOTE 4 — SHAREHOLDERS’ EQUITY (CONT.)
b.	Share capital (cont.):
2.	According to an agreement signed in December 2002, the Company issued to the Chief Executive Officer (CEO) 11,927,727 Common Stock in consideration for $100,000, subject to repurchase right according to certain vesting terms. The Subsidiary gave the CEO a loan to finance the purchase of the Company’s shares. The loan is denominated in U.S dollars and bears interest at the rate of 5% per annum. As a security to ensure the repayment of the loan, the CEO pledged these shares for the benefit of the Company. The pledged shares and the related balance of the loan were deducted from the shareholders’ equity.

The agreement determines that in case of inability to repay the loan, the loan may be repaid only out of the return on the pledged shares. The CEO has also undertaken that if the first of the events detailed in the agreement occurs (such as the Company becomes an issuer, as defined by the Sarbanes-Oxley Act of 2002), he will repay the outstanding loan amount, if he is required to do so by the Subsidiary. In August 2005, the Company and the CEO signed an agreement that modifies the employment conditions of the CEO and revises the terms of the loan and the pledge. The first half of the $ 100,000 loan that the CEO received in order to purchase the Company’s shares, including the accrued interest thereon, will become a grant at the end of the second anniversary of the IPO, and the other half at the end of the third anniversary of the IPO, provided that the CEO continues to be employed by the Subsidiary or is a consultant to the Subsidiary or in any of its related companies at such time. Accordingly, for the three months ended March 31, 2007 and the period from inception through March 31, 2008 amounts of NIS 241 and NIS 523, respectively became a grant and were recorded as expenses.

The Company has a repurchase option to buy the unvested shares from the CEO at price equal to its original purchase price.

Upon closing of the agreement 7/12 (seven twelfths) of the shares were immediately vested. The other portions of the shares are subject to the Company’s right of repurchase according to the following terms:
A.	The Company’s right of repurchase shall lapse on a monthly basis over a four year period commencing on the date of execution of the original agreement.

B.	The Company’s right of repurchase shall lapse, with respect to 1/6 (one sixth) of the shares in the event that the Company achieves a milestone as defined in the agreement. This milestone was achieved in September 2003.
Until December 31, 2005, the Company accounted for these shares as a variable plan and remeasured compensation in the period such shares were vested. As of January 1, 2006, the fair value of the vested shares was classified as a liability.

In August 2005, according to the modifications in the employment agreement and the loan agreement the security for the loan was replaced such that the CEO’s shares in a private company which holds 475,000 of the Company’s shares were pledged until the loan is fully paid.

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except for share and per share data
NOTE 4 — SHAREHOLDERS’ EQUITY (CONT.)
b.	Share capital (cont.):
On March 4, 2007, at the General Meeting of the Company, the Company approved cancellation of the pledge on the above mentioned shares and repayment of the outstanding loan with proceeds from the grant. Consequently, the liability related to this loan in the amount of NIS 9,220 was classified as equity.

Compensation expenses (income) related to the CEO of NIS (70) and NIS 8,866 were recognized during the three months ended March 31, 2007 and for the period from inception through March 31, 2008, respectively.

3.	In December 2002, the Company granted fully vested options to holders of Common Stock, for their services, which are exercisable into 1,805,138 Common Stock of the Company at $ 0.001 per share. The options were exercised in September 2005 in consideration for NIS 7.

4.	In December 2002, the Company granted fully vested options to Hemisphere Capital Corp., for their services, which are exercisable into 1,590,668 Preferred C shares of the Company at $ 0.1886 per share. In September 2005, all the options were exercised into 170,247 Common Stock.

5.	On August 23, 2005, the Company increased its authorized share capital to 500 million Common Stock of $ 0.001 par value each.

6.	On August 25, 2005, the Company published a prospectus for the issuance of securities to the public in Israel. The securities were issued in 38 thousand units (“the units”) and the price per unit, as determined in a tender, was NIS 0.95 per unit. Each unit consisted of 1,000 Common Stock at NIS 0.95 per share and 600 options at no consideration.

As such, the Company has 22,800,000 registered options (series 1) which are exercisable into 22,800,000 Common Stock of $ 0.001 par value with an exercise price of NIS 1.1 per share, linked to the changes in the dollar/NIS exchange rate from August 25, 2005. The options are exercisable up to February 28, 2008. As of the balance sheet date, 22,522 options (series 1) have been exercised and the rest have been forfeited.

Net proceeds total approximately NIS 32,430 (net of issuance expenses of NIS 3,670). The net proceeds were allocated to the shares and options based on their relative market value.

7.	On April 19, 2007, the Company filed a registration statement pursuant to the United States Securities Act of 1933 (the “Registration Statement” and “Securities Act” respectively) with the U.S. Securities and Exchange Commission (“SEC”) regarding the sale of Common Stock and warrants (series 3) and the shares resulting from the exercise of the warrants (series 3). On June 4, 2007, the Registration Statement became effective.

In the context of the Registration Statement, the Company is entitled to offer up to 53,000,000 Common Stock and 26,500,000 warrants (series 3), offered in 26,500,000 Units (each Unit consisting of 2 Common Stock and 1 warrant (series 3)), for a period of one year from the date the registration statement became effective.

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except for share and per share data
NOTE 4 — SHAREHOLDERS’ EQUITY (CONT.)
b.	Share capital (cont.):
7.	(Cont.)

On June 6, 2007, the Company issued 24,398,402 Common Stock which are listed for trade on the TASE together with 12,199,201 warrants (series 3) that are listed for trade on the TASE since September 17, 2007. The issued securities were issued in consideration for NIS 1.586 in cash per Unit. The total net proceeds from the issuance amounted to approximately NIS 18,336 (net of issuance expenses of NIS 1,013).

The shares issued represent 15.20% of the Company’s issued and outstanding share capital and voting rights prior to issuing the Common Stock.

Each warrant (series 3) is exercisable into one Ordinary share of the Company until June 30, 2009, in consideration for a cash payment of NIS 0.84. Warrants (series 3) which are not exercised by June 30, 2009 (inclusive) will expire, become null and void and not confer their holders any rights whatsoever.

The shares that will result from the exercise of all the warrants (series 3) represented approximately 7.60% of the Company’s issued and outstanding share capital and voting rights prior to issuing the Common Stock.
NOTE 5 — STOCK BASED COMPENSATION
a.	On March 4, 2008 the Board of Directors approved the grant of 2,880,000 options for the purchase of up to 2,880,000 shares of the Company’s Common Stock to employees of the Subsidiary at an exercise price per share of $0.0782 pursuant to the Company’s 2003 Israeli Stock Option Plan.

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except for share and per share data
NOTE 5 — STOCK BASED COMPENSATION (CONT.)
b.	Options granted to employees:
1.	A summary of the Company’s share option activities for options granted to employees under the plans excluding performance-based options is as follows:

	Three months ended March 31, 2008
			Weighted
			average
		Weighted	remaining
		average	contractual	Aggregate
		exercise	term	intrinsic
	Number	price	(in years)	value
Options outstanding at January 1, 2008	19,267,888	$0.127
Options granted	2,880,000	$0.078
Options exercised	(641,562)	$0.011
Options forfeited	(501,089)	$0.097

Options outstanding at March 31, 2008	21,005,237	$0.125	8.9	670

Options vested and expected to vest at March 31, 2008	16,952,676	$0.127	8.7	656

Options exercisable at March 31, 2008	4,043,863	$0.119	6.7	542

The weighted-average grant-date fair value of options granted to employees during the three months ended March 31, 2008 was NIS 0.09 per option. The aggregate intrinsic value in the tables above represents the total intrinsic value (the difference between the Company’s closing stock price on the last trading day of March 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2008. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised by employees for the three months ended March 31, 2008 was NIS 125.

The fair value for these options was estimated using the Binomial option-pricing model.

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except for share and per share data
NOTE 5 — STOCK BASED COMPENSATION (CONT.)
b.	Options granted to employees (cont.):
2.	A summary of the activity under the performance share based options granted to employees as follows:

	Three months ended March 31,
	2008
			Weighted
			average
		Weighted	remaining
		average	contractual	Aggregate
		exercise	term	intrinsic
	Number	price	(in years)	value
Options outstanding at January 1, 2008 and March 31, 2008	2,390,000	$0.150	8.6	—

Options vested and expected to vest at March 31, 2008	2,390,000	$0.150	8.6	—

Options exercisable at March 31, 2008	1,955,000	$0.150	8.6	—

3.	The Company’s outstanding options to employees (including options under performance) as of March 31, 2008, have been separated into ranges of exercise prices as follows:

			Weighed average
Exercise	Options for		remaining
price	Ordinary	Options	contractual term (in
per share	shares	exercisable	years)
$ 2	155,300	155,300	2.2
$ 12	2,000	2,000	4.5
$0.001	340,000	340,000	5.3
$ 0.02	3,657,625	2,863,125	7.0
$0.125	707,812	328,125	8.0
$0.149	1,092,500	622,813	8.2
$0.111	420,000	157,500	8.5
$0.150	1,740,000	1,530,000	8.8
$0.089	2,500,000	—	9.5
$0.120	2,500,000	—	9.5
$0.151	2,500,000	—	9.5
$0.182	4,900,000	—	9.5
$0.078	2,880,000	—	9.9

	23,395,237	5,998,863

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except for share and per share data
NOTE 5 — STOCK BASED COMPENSATION (CONT.)
b.	Option granted to employees (cont.):
4.	Compensation expenses (income) related to options granted to employees were recorded to research and development expenses and general and administrative expenses, as follows:

			Period from
			inception
			(September 20,
	Three months ended		1999) through
	March 31,		March 31,
	2008	2007	2008
Research and development expenses	(439)	39	1,259
General and administrative expenses	(146)	845	10,324

	(585)	884	11,583

As of March 31, 2008, there was NIS 834 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted to employees under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 1.9 years.
c.	1.	A summary of the Company’s share option activities for options granted to non-employees under the plans excluding performance-based options is as follows:

	Three months ended March 31, 2008
			Weighted
			average
		Weighted	remaining
		average	contractual	Aggregate
		exercise	term	intrinsic
	Number	price	(in years)	value
Options outstanding at January 1, 2008 and March 31, 2008	2,106,635	$0.170	7.0	93

Options exercisable at March 31, 2008	1,350,581	$0.173	5.8	85

The Company accounted for its options to non-employees under the fair value method in accordance with SFAS 123(R) and EITF 96-18. The fair value for options granted to non-employees was estimated according to the principles determined in SFAS 123(R) based on a Binomial option-pricing model and amounts to approximately NIS 336.

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except for share and per share data
NOTE 5 — STOCK BASED COMPENSATION (CONT.)
c.	Options granted to non-employees (cont.):
2.	A summary of the activity under the performance share-based options granted to non-employees is as follows:

	Three months ended March 31, 2008
			Weighted
			average
		Weighted	remaining
		average	contractual	Aggregate
		exercise	term	intrinsic
	Number	price	(in years)	value
Options outstanding at January 1, 2008 and March 31, 2008	1,200,000	$0.111	8.5	—

Options exercisable at March 31, 2008	300,000	$0.111	8.5	—

3.	The Company’s outstanding options to non-employees (including options under performance) as of March 31, 2008, have been separated into ranges of exercise prices as follows:

			Weighed
			average
			remaining
	Options for		contractual
Exercise price	Ordinary	Options	term (in
per share	shares	exercisable	years)
$ 12	14,010	14,010	4.5
$ 0.05	1,202,000	1,183,250	5.5
$ 0.02	165,625	120,508	7.3
$0.125	75,000	32,813	8.0
$0.111	1,200,000	300,000	8.5
$0.182	650,000	—	9.5

	3,306,635	1,650,581

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except for share and per share data
NOTE 5 — STOCK BASED COMPENSATION (CONT.)
c.	Options granted to non-employees (cont.):
4.	Compensation expenses (income) related to options granted to non-employees were recorded to research and development expenses and general and administrative expenses, as follows:

			Period from
			inception
			(September 20,
	Three months ended		1999) through
	March 31,		March 31,
	2008	2007	2008
Research and development expenses	(122)	214	410
General and administrative expenses	(61)	42	1,450

	(183)	256	1,860

As of March 31, 2008, there was NIS 104 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted to non-employees under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 1.7 years.

d.	Options granted to Tmura — The Israeli Public Service Venture Fund and to American Friends of Tmura Inc. (“Tmura”):

As of March 31, 2008, the fair value of the liability in respect for the options issued was NIS 30. Compensation income of NIS 24, expense of NIS 12 and income of NIS 30 related to options granted to Tmura were recorded to general and administrative expenses during the three month periods ended March 31, 2008 and 2007 and the period from inception through March 31, 2008, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion is intended to assist you in understanding our financial condition and plan of operations. You should read the following discussion along with our financial statements and related notes included in this Quarterly Report on Form 10-Q.
     Overview
     Together with our subsidiaries, TopSpin Israel and TopSpin Urology, we design, research, develop and manufacture imaging devices that utilize MRI technology by means of miniature probes that image various body organs. We first began researching and developing this technology for use in the diagnosis and therapy guidance of heart disease. Our first product is an intravascular MRI, or IVMRI, catheter system for imaging and characterizing the tissue composition of coronary plaque during a conventional cardiac catheterization procedure.
     In 2006, we began to develop our technology for the detection of prostate cancer in a way which could potentially aid urologists in guiding prostate biopsies, staging of prostate cancer and guiding local treatment such as cryo- and brachy-therapy. We have since developed a preliminary prototype of the prostate imaging product and have conducted pre-clinical trials using this prototype for imaging excised human prostates. We have recently developed another prototype of the prostate imaging product, which incorporates both MRI and ultrasound sensors.
     On October 2, 2007, we filed a marketing application with the FDA in order to obtain the FDA’s approval to market our first generation IVMRI catheter in the United States. On April 8, 2008, we submitted a response letter to comments raised by the FDA regarding the abovementioned marketing application. The application is still pending before the FDA.
     Our Board of Directors recently determined to focus our resources on the development of the endorectal probe for the diagnosis of prostate cancer and to decrease expenses related to development of the IVMRI catheter system. In this regard, we plan to initiate clinical trials with our urology product by the third quarter of 2008 to determine its ability to differentiate between cancer and other non-cancerous prostate tissue. We expect to complete such clinical trial by the first fiscal quarter of 2009 and to continue developing our urology product for commercial use and to obtain regulatory approvals for its marketing in Europe and the United States. In addition, we intend to consider the development of other products using our core imaging technology in cardiology and other areas.
     While we began marketing efforts for the IVMRI Catheter system in Europe, we currently do not intend to enter into additional distribution arrangements of the IVMRI Catheter system beyond the existing distribution agreements. We intend to continue collecting clinical data regarding the use of the IVMRI Catheter system.
     Liquidity and Capital Resources
     Since our inception, we have financed our operations principally through private and public sales of equity securities, convertible notes and through grants from the Office of the Chief Scientist of the Israeli Ministry of Industry, Trade and Labor, an Israeli governmental agency. As of March 31, 2008, we held approximately 32,959,000 NIS (approximately $9,276,000) in cash and cash equivalents.
     Research and development on product candidates, conducting clinical trials and commercializing product candidates are expensive and we will need to raise substantial additional funds to achieve our strategic objectives. Additional financing may not be available on acceptable terms, if at all. Until we can generate significant continuing revenues, we expect to satisfy our future cash needs through the sale of additional Common Stock or sale of convertible securities. We intend to pursue new alternatives for raising additional funds. In this framework, we are exploring different alternatives for the repayment of our Series A Debentures or its conversion into our shares of Common Stock, including through making a tender offer to the holders of the Series A Debentures against receipt of cash consideration and issuance of our shares of Common Stock. There are no assurances however, that we will be successful in obtaining an adequate level of financing needed for the long term development and commercialization of our proposed products.

     We estimate that we can satisfy our cash requirements and will not have to raise additional funds in the next twelve months; this estimate is based on the assumption that we will not be required to make early redemption of the Series A Debentures as discussed in Note 1 to the Consolidated Financial Statements.
     Operating Activities
     We used 7,850,000 NIS (approximately $2,209,000) of cash in operating activities in the three months ended on March 31, 2008. In the same period in 2007, we used 7,265,000 NIS (approximately $2,045,000). The increase in net cash used in operating activities in 2008 is primarily attributable to an increase in our working capital.
     Financing Activities
     In September 2005, we raised net proceeds of 32,430,000 NIS (approximately $9,127,000) through the sale of Common Stock and Series 1 Warrants in an initial public offering on the Tel Aviv Stock Exchange (“TASE”). In November 2006, we raised net proceeds of 40,635,000 NIS (approximately $11,437,000) through the sale of Series A Convertible Bonds and Series 2 Warrants in a private placement. In June 2007, we raised net proceeds of 18,336,000 NIS (approximately $5,161,000) through the registered sale of Common Stock and Series 3 Warrants.
     Net cash provided by financing activities was 42,000 NIS during the quarter ended March 31, 2008, compared to 186,000 NIS net cash used for financing activities during the quarter ended March 31, 2007.
     Investing Activities
     We have invested a substantial portion of our available cash funds in NIS-denominated bank deposits. In the quarter ended on March 31, 2008, the net cash used in investing activities decreased to 211,000 NIS (approximately $59,000) from 320,000 NIS (approximately $90,000) in the same period in 2007.
     Results of Operations
     We have not recorded any revenues from operations since the time of our inception in September 1999. We have financed our operations principally through private and public sales of equity securities, convertible notes and through grants from the Office of the Chief Scientist of the Israeli Ministry of Industry, Trade and Labor, an Israeli governmental agency. We use the funds generated by these activities to support research and development, administrative, and other expenses associated with developing, testing and marketing our proposed products.
     Research and Development Expense
     Research and Development (R&D) expense consists of the costs associated with the development of the IVMRI catheter system and the urology product, reduced by the value of the grant received from the Office of the Chief Scientist. In the three months ended on March 31, 2007, we incurred 7,174,000 NIS (approximately $2,019,000) of R&D expense, primarily in connection with the development of the IVMRI catheter system. In the same period in 2008, we reduced our R&D expense to 5,094,000 NIS (approximately $1,434,000). We expect to further reduce R&D expense in the last six months of 2008 by 40% as compared with the R&D expense incurred in the last six months of 2007.
     Selling and Marketing Expense
     Selling and Marketing expense includes expenses incurred in connection with marketing of the IVMRI catheter system. For the quarter ended on March 31, 2008, Selling and Marketing expense was 374,000 NIS (approximately $105,000), as compared with 322,000 (approximately $91,000) of Selling and Marketing expense incurred during the same period in 2007.
     General and Administrative Expense
     General and Administrative (G&A) expense includes salaries of all employees other than research and development employees and sales and marketing employees and other general expenses incurred by us which are not related to research.

and development and sales and marketing activities. G&A expense for the three months ended on March 31, 2008 decreased to 1,493,000 NIS (approximately $420,000) from 2,749,000 (approximately $774,000) spent in the same period in 2007. This decrease was primarily due to decrease in stock-based compensation expenses. We plan to continue decreasing G&A expense in 2008, primarily as a result of reducing staff size from 50 employees to 30 employees.
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
     In accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock” (EITF 00-19), we recorded the consideration paid for the Convertible Bonds and Series 2 Warrants as a liability. The Series 2 Warrants were recorded as a liability based on their fair value. According to EITF 05-2, “The meaning of conventional convertible Debt Instrument in Issue No. 00-19” the Convertible Bonds are considered as non conventional convertible debentures. As such, the bifurcation of the conversion feature was required. In addition, we considered the commission of 2% to be paid to the placement agent of the Convertible Bonds and Series 2

Warrants placement in November 2006 upon the conversion of the Convertible Bonds as an embedded derivative. The fair value of the embedded derivative was recorded as a liability. We estimated the fair value of the abovementioned liabilities using a binomial model, except that following the listing of the Series 2 Warrants for trade on the TASE we estimated this liability based on its market value. The binomial model requires the use of several assumptions made by us, which affect the estimated fair value of the liabilities. The significant assumption we used in determining the fair value of the abovementioned liabilities is the expected volatility; the expected volatility estimation is based on historical volatilities from traded stock of similar companies and on historical volatility of the market price of our shares of Common Stock on the TASE.
     Starting January 1, 2008, we have decided to adopt the provisions of SFAS No. 159 and consequently the convertible debentures are measured in their entirety at fair market value with changes in fair market value recorded in earnings.
     Off-Balance Sheet Arrangements
     Commitments to Pay Royalties to the Chief Scientist
     TopSpin Israel obtains grants from the OCS for participation in research and development and, in return, is obligated to pay royalties amounting to 3% of sales during the first three years from the start date of the repayments and 3.5% of sales from the fourth year until the full repayment of the grants. The grants are linked to the exchange rate of the dollar and bear interest of LIBOR per annum. As of March 31, 2008, the total amount of grants obtained equals approximately 16,747,000 NIS (approximately $4,713,000).
     Offices Lease Commitments
     In July 2003, TopSpin Israel signed an agreement with a third party for the lease and maintenance of a space where we maintain our offices, laboratories and a “clean room” for the production of our products for a period of five years. The total annual rent and maintenance expenses are approximately 682,000 NIS (approximately $192,000). Future rental commitments under this lease agreement as of March 31, 2008, are 448,000 NIS (approximately $126,000).
     In December 2006, TopSpin Israel entered into an additional five-year lease agreement with the third party for the lease of additional space at the same facility at a cost of approximately 110,000 NIS (approximately $31,000) annually starting February 2007. As part of this additional lease agreement, the lessor participated in investment in leasehold improvements. If TopSpin Israel abandons the leased space after 22 months of the lease, it will become liable for the payment of additional expenses in the amount of approximately 100,000 NIS (approximately $28,000). Future rental commitments under this additional lease agreement as of March 31, 2008 total 420,000 NIS (approximately $118,000).
     Bank Guarantee for Offices Lease
     According to the office lease agreements, TopSpin pledged a bank deposit, which is used as a bank guarantee, amounting to approximately 477,000 NIS (approximately $134,000) as of March 31, 2008 to secure its payments under the lease agreements.
     Motor Vehicles Lease Commitment
     TopSpin Israel leases motor vehicles under operating lease agreements for 36 months. The monthly lease payments are approximately 74,000 NIS (approximately $21,000) as of March 31, 2008. The Company paid the last three months of the lease in advance. Future rental commitments under the existing lease agreement as of March 31, 2008 are 659,000 NIS (approximately $185,000) for the first year, 429,000 NIS (approximately $121,000) for the second year and 373,000 NIS (approximately $105,000) for the third year, for amounts totaling 1,461,000 NIS (approximately $411,000).

ITEM 4T. CONTROLS AND PROCEDURES
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
     As of March 31, 2008, our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on such evaluation, our management concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.
     There have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     This quarterly report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Recent Sales of Unregistered Securities
     During the three months ended March 31, 2008, 22,522 Series 1 Warrants have been exercised for 22,522 shares of Common Stock. The following list describes information regarding the exercise of these warrants during such period. All sales were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, or under Regulation S promulgated thereunder as offshore sales to non-United States persons:
     • 22,522 warrants to purchase shares of Common Stock were exercised by The Registration Company of Bank Hapoalim Ltd. with gross proceeds of 20,000 NIS (approximately $5,600).
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On March 25, 2008, at the annual meeting of our shareholders, our shareholders re-elected all of our directors and added an additional “independent” director under Israeli law, Mr. Ben-Or, as follows:

	Votes
Director	For	Against
Yaron Tal	96,232,474	0
Michael Berman	96,232,474	0
Erez Golan	96,232,474	0
Zvi Schechter	96,232,474	0
Nissim Darvish	96,232,474	0
Neil Cohen	96,232,474	0
Ora Setter	96,232,474	0
Ran Ben-Or	96,232,474	0
ITEM 6. EXHIBITS

Exhibit
Number	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification

31.2*	Rule 13a-14(a)/15d-14(a) Certification

32*	Section 1350 Certifications

*	- Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOPSPIN MEDICAL, INC.
Date: May 15, 2008	By:	/s/ Yaron Tal
Yaron Tal
Chief Executive Officer

Date: May 15, 2008	By:	/s/ Eyal Kolka
Eyal Kolka
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certifications