Form 10-Q
period 2008-06-30
TOPSPIN MEDICAL INC
filed 2008-08-14
CIK 1211805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2008
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes No ☑
The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of August 14, 2008, was 186,870,882.

TOPSPIN MEDICAL, INC.
FORM 10-Q
FOR THE QUARTER ENDED June 30, 2008

-i-

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q for the fiscal quarter ending June 30, 2008 contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Those statements are therefore entitled to the protection of the safe harbor provisions of these laws. These forward-looking statements, which are usually accompanied by words such as “may,” “might,” “will,” “should,” “could,” “intends,” “estimates,” “predicts,” “potential,” “continue,” “believes,” “anticipates,” “plans,” “expects” and similar expressions, involve risks and uncertainties, and relate to, without limitation, statements about our market opportunities, our strategy, our competition, our projected revenue and expense levels and the adequacy of our available cash resources. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or forecasted in, or implied by, such forward-looking statements.
Although we believe that the expectations reflected in these forward-looking statements are based upon reasonable assumptions, no assurance can be given that such expectations will be attained or that any deviations will not be material. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q for the quarter ending June 30, 2008 may not occur and our actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We disclaim any obligation or undertaking to disseminate any updates or revision to any forward-looking statement contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

TOPSPIN MEDICAL, INC.
(A Development Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008
(Unaudited)

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Topspin Medical, Inc.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
NIS in thousands

	December 31,	June 30,
	2007	2008
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	40,978	24,791
Other receivables and prepaid expenses	2,275	1,342
Inventory	512	—

	43,765	26,133

LONG-TERM ASSETS:
Restricted deposit	555	564
Severance pay fund	36	35
Prepaid lease payments	20	139

	611	738

PROPERTY AND EQUIPMENT, NET	2,692	1,482

DEFERRED ISSUANCE EXPENSES	4,206	—

	51,274	28,353

Topspin Medical, Inc.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
NIS in thousands

	December 31,	June 30,
	2007	2008
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Trade payables	2,091	747
Other accounts payables and accrued expenses	5,341	6,219
Convertible debentures	39,453	12,139
Embedded derivative related to issuance expenses	175	500

	47,060	19,605

LONG — TERM LIABILITIES

Accrued severance pay	633	601

Liabilities in respect of options to employees and consultants	2,368	115
Embedded conversion feature in convertible debentures	1,281	—
Liability in respect of warrants (series 2)	975	300

	4,624	415

SHAREHOLDERS’ EQUITY (DEFICIENCY):
Ordinary shares of $0.001 par value:
Authorized 500,000,000 shares; Issued and outstanding 186,870,882 shares;	837	839
Additional paid in capital	163,790	163,955
Accumulated deficit during the development stage	(165,670)	(157,062)

	(1,043)	7,732

	51,274	28,353

Topspin Medical, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

					Period from
					inception
	Six months ended		Three months ended		(September 20, 1999)
	June 30,		June 30,		through June 30,
	2008	2007	2008	2007	2008
	Unaudited

Research and development expenses*	10,895	15,004	5,801	7,830	130,022

Less — participation by the office of the chief scientist	—	(3,212)	—	(2,912)	(17,471)

Research and development expenses, net	10,895	11,792	5,801	4,918	112,551

Sales and marketing expenses	557	590	183	268	3,649

General and administrative expenses (income)	3,485	4,664	1,992	1,915	51,953

Operating loss	(14,937)	(17,046)	(7,976)	(7,101)	(168,153)

Financing income , net	18,166	1,860	10,938	955	19,270

Income (loss) before cumulative effect of a change in accounting principle	3,229	(15,186)	2,962	(6,146)	(148,883)

Cumulative effect of a change in accounting principle	—	—	—	—	238

Net income (loss)	3,229	(15,186)	2,962	(6,146)	(149,121)

Basic and diluted net income (loss) per Ordinary share	0.017	(0.09)	0.016	(0.04)

Weighted average number of Ordinary shares outstanding used in basic and diluted net income (loss) per share calculation	189,090,511	163,487,681	189,090,511	167,039,012

*	Including deduction of experimental sales for the periods of six and three months ended June 30, 2008 in the amount of approximately NIS 212 and NIS 122, respectively.

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

Topspin Medical, Inc.
(A Development Stage Company)
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIENCY) (UNAUDITED)
NIS in thousands

											Non-	Deficit
											recourse	accumulated	Total
	Number of outstanding shares				Share capital					Additional	receivables	during the	shareholders’
		Preferred					Preferred			paid-in	for shares	development	equity
	Ordinary	A	B	C	Ordinary		A	B	C	capital	issued	stage	(deficiency)

Balance as of December 31, 2006	159,537,461	—	—	—	728		—	—	—	134,603	(237)	(141,502)	(6,408)

Exercise of options	2,270,935	—	—	—	9		—	—	—	66	—	—	75
Classification of liability into equity in respect of exercise of options	—	—	—	—	—		—	—	—	1,665	—	—	1,665
Repayment of non-recourse loan and classification of liability into equity	—	—	—	—	—		—	—	—	9,220	237	—	9,457
Issuance of Ordinary shares and warrants (series 3), net of issuance expenses of NIS 1,013	24,398,402	—	—	—	100		—	—	—	18,236	—	—	18,336
Net loss		—	—	—			—	—	—	—	—	(24,168)	(24,168)

Balance as of December 31, 2007	186,206,798	—	—	—	837		—	—	—	163,790	—	(165,670)	(1,043)

Cumulative effect of a change in accounting principle (1)	—	—	—	—	—		—	—	—	—	—	5,379	5,379
Exercise of options	641,562	—	—	—	2		—	—	—	20	—	—	22
Exercise of warrants (series 1)	22,522	—	—	—	(*	)	—	—	—	20	—	—	20
Classification of liability into equity in respect of exercise of options	—	—	—	—	—		—	—	—	125	—	—	125
Net income	—	—	—	—	—		—	—	—	—		3,229	3,229

Balance as of June 30, 2008	186,870,882	—	—	—	839		—	—	—	163,955	—	(157,062)	7,732

*)	Less than NIS 1 thousand.

(1)	See Note 2a.

Topspin Medical, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
NIS in thousands

			Period from
			inception
			(September 20,
	Six months ended		1999) through
	June 30,		June 30,
	2008	2007	2008
Cash flows from operating activities:

Net income (loss)	3,229	(15,186)	(149,121)
Adjustments to reconcile net loss to net cash used in operating activities (a)	(19,215)	841	2,692

Net cash used in operating activities:	(15,986)	(14,345)	(146,429)

Cash flows from investing activities:

Change in restricted deposit, net	—	(122)	(509)
Restricted cash in respect of issuance of convertible debentures	—	—	—
Purchase of fixed assets	(243)	(347)	(9,157)
Proceeds from sale of fixed assets	—	—	40
Loan to the Chief Executive Officer	—	—	(231)

Net cash used in investing activities:	(243)	(469)	(8,559)

Cash flows from financing activities:

Exercise of stock options and warrants	42	35	238
Proceeds from issuance of shares and warrants series 3 , net of issuance expenses	—	18,710	137,905
Proceeds from issuance of convertible debentures and warrants series 2, net of issuance expenses	—	(220)	41,636

Net cash provided by financing activities:	42	18,525	179,779

Increase (decrease) in cash and cash equivalents	(16,187)	3,711	24,791
Cash and cash equivalents at the beginning of the period	40,978	10,379	—

Cash and cash equivalents at the end of the period	24,791	14,090	24,791

Topspin Medical, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
NIS in thousands

			Period from
			inception
			(September 20,
	Six months ended		1999) through
	June 30,		June 30,
	2008	2007	2008
(a) Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,334	380	7,586
Capital loss	16	—	50
Interest and exchange rate differences on loan to the Chief Executive Officer	—	—	(35)
Non-cash bonus to the Chief Executive Officer	—	241	789
Interest on restricted deposit	(9)	(888)	(1,353)
Change in fair value of liability in respect of warrants	(675)	(2,869)	(7,444)
Change in fair value of conversion feature	—	(1,857)	(2,746)
Change in fair value of convertible debentures	(19,010)	—	(19,010)
Change in fair value of embedded derivative	325	(83)	(346)
Amortization of deferred issuance expenses and debentures discount	—	2,297	6,228
Amortization of deferred stock based compensation related to employees	—	—	6,487
Cumulative effect of change in accounting principle	—	—	238
Change in fair value and amortization of stock options classified as a liability	(2,128)	1,548	4,566
Amortization of deferred stock based compensation related to consultants	—	—	1,632
Accrued severance pay, net	(31)	42	566
Increase (decrease) in accounts receivable (including long-term receivables)	1,326	(1,368)	(1,481)
Increase (decrease) in trade payables	(1,241)	1,123	746
Increase in other accounts payable	878	2,275	6,219

Total adjustments	(19,215)	841	2,692

(b) Supplemental disclosure of cash flow activities:
Cash paid during the period for:

Taxes paid due to non-deductible expenses	39	67	755

Interest paid	20	—	3,951

(c) Supplemental disclosure of non cash flows activities:
Accrued issuance expenses	—	526	2,868

Classification of liabilities into equity	125	10,041	11,461

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except for share and per share data
NOTE 1 — GENERAL
a.	TopSpin Medical, Inc. (“the Company”) and its subsidiary, TopSpin Medical (Israel) Ltd. (“the Subsidiary” or “TopSpin”), are engaged in research and development of a medical MRI technology.

The Company was incorporated and commenced operation in September 1999 as a private company registered in Delaware, U.S. On September 1, 2005, the Company issued securities to the public in Israel and became publicly traded in the Tel Aviv Stock Exchange (“TASE”). In 2007 the Company registered some of its securities with the U.S. Securities and Exchange Commission (“SEC”). The Company’s stocks are traded only in Israel in NIS.

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

The Company have financed its operations principally through private and public sales of equity securities, convertible notes and through grants from the Office of Chief Scientist of the Israeli Ministry of Industry, Trade and Labor.

As of June 30, 2008 the Company finished the development of the first generation and the advanced generation intravascular MRI catheter for the coronary arteries (“IVMRI”), received the CE Mark and filed a marketing application with the United States Food and Drug Administration (the “FDA”) in order to obtain the FDA’s approval to market the first generation IVMRI catheter in the United State, but didn’t received it yet.

On July 31, 2008 the Board of Directors decided to dismiss the abovementioned FDA application.

The Company develops an endorectal probe for the diagnosis of prostate cancer based on its MRI technology (the “Urology Product”). The Company’s board of directors has decided in its meeting dated April 27, 2008, that the Company shall put more focus and resources on the development of its Urology Product and shall decrease its expenses related to the IVMRI catheter activity due to the market feedback received following the initial sales in cardiology and an analysis of the cardiology and urology markets. Also, the Company’s board of directors decided to decrease the total research and development expenses starting the second half of 2008 by 40% with respect to its level in the second half of 2007.

In addition, on June 15, 2008 the Company’s board of directors approved adoption of an additional expenses reduction plan. In accordance with this plan, the Company’s net expenses for operating activities during the third quarter of 2008 is expected to total approximately NIS 1,600 per month and during the forth quarter of 2008 is expected to total approximately NIS 1,350 per month.

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except for share and per share data
NOTE 1 — GENERAL (CONT.)
Furthermore, Yaron Tal (President, CEO and director) and Eyal Kolka (Vice President of TopSpin Medical (Israel) Ltd., the Company’s fully owned subsidiary), announced that they will voluntary decrease their salaries during July-September 2008. Yaron Tal gross monthly salary will be decreased by 15% and Eyal Kolka gross monthly salary will be decreased in its entirety, subject to the Minimum Wage Law, 1987 during July-September 2008. In addition, Yaron Tal will waive his bonus for 2008 excluding bonus already received for 2007. The rest of their employment terms shall not be changed, including the social benefits they are entitled to prior to the abovementioned changes.
The Company plans to continue to finance its operations on the short and medium term with a combination of stock issuance and private placements and in the longer term, revenues from products sales. There are no assurances, however, that the Company will be successful in obtaining an adequate level of financing needed for the long-term development and commercialization of its planned products.
The Company has also alternative plans which include, among other, minimizing its expenses to the required level based on the financial situation in case no additional funding is available in the short term in order to enable it to continue its operations focused in clinical trials of the Urology Product for at least 12 month from the date of these financial statements.
c.
On June 3, 2008, the Ziv Haft Trust Company, the Co-Trustee of holders of the Series A Convertible Bonds (the “Co-Truestee”, the “Bondholders” and the “Bonds” respectively) gave a notice that an Event of Default, as defined in the indenture, has occurred and that a meeting of the Bondholders will be held to discuss, among others, early redemption of the Series A Convertible Bonds.

On June 11, 2008, the Court of Chancery of the State of Delaware (the “Court”) granted a temporary restraining order (a “TRO”) in favor of the Company. The TRO enjoined the Co-Trustee from taking any action in furtherance of an early redemption of the Bonds before the completion of a trial on the matter, commenced by a petition for declaratory relief (the “Petition”) filed by the Company on June 3, 2008 with the Court. The TRO also enjoined the Co-Trustee from allowing the holders of the Bonds to vote on a special decision for an early redemption of the Bonds until June 17, 2008.

According to an unanimous resolution by a continued meeting of the Bondholders that was held on June 17, 2008, the Co-Trustee was empowered to achieve a settlement agreement with the Company on behalf of the Bondholders with respect to specified and complete conditions of an arrangement between the Bondholders and the Company, according to the arrangement layout, and the matters brought into discussion in the aforementioned continued meeting of the Bondholders, and to execute the settlement agreement in the name of the Bondholders.

On July 8, 2008, the Company dismissed the Petition, including the TRO and the Board of Directors approved the arrangement with the Bondholders.

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except for share and per share data
NOTE 1 — GENERAL (CONT.)
On July 13, 2008, the Company and the Co-Trustee, acting on behalf of the Bondholders, executed a settlement agreement (the “Settlement Agreement”). Pursuant to the Settlement Agreement, subject to the terms of the Settlement Agreement and the approval of an Israeli court (the “Israeli Court”) or any other instance, the Indenture will be amended such that in consideration of each NIS 1 par value of the Bonds, each Bondholder will be entitled to receive 9 Shares & Common Stock of the Company and the sum of NIS 0.25 in cash. According to this arrangement the Bondholders will be paid an aggregate amount of NIS 12,500 in cash, and will be issued common stock such that following the execution of the arrangement, the Bondholders will hold 71% of the issued and outstanding stock capital of the Company (approximately 64% on a fully diluted basis). Pursuant to the Settlement Agreement, the Company deposited within 3 days following the execution of the Settlement Agreement NIS 12,500 in an account on behalf of the Co-Trustee. The arrangement is subject to: (1) the approval of Israeli Court as required according to Section 350 to the Companies Law 5759-1999 (including the approval of the shareholders and beneficial Bondholders meeting), or in the case the Israeli Court is not authorized for such approval another alternative as set in the Settlement Agreement (2) the approval of the Israeli Securities Authority of the arrangement or an exemption from publishing a prospectus (3) the approval of the Tel Aviv Stock Exchange of the listing for trade of the shares (4) the approval of the Company’s shareholders to increase the Company’s authorized share capital, including the amendment of the Company’s Certificate of Incorporation, if required by law, and the approval of the shareholders of the arrangement, if required by Israeli Court or another authorized instance as detailed in the Settlement Agreement, (5) the execution of a supplemental indenture by the Company, Wilmington Trust Company, the indenture Trustee, and the Co-Trustee.
On July 15, 2008 the Israeli Court ordered the Co-Trustee and the Company to convene the meetings of bondholders and shareholders for the approval of the abovementioned arrangement, as requested by the Company from the Israeli Court on July 14, 2008, and the Company gave a notice of meetings of shareholders and beneficial Bondholders of the Company on August 13, 2008.
On August 13, 2008, the abovementioned meetings took place. The shareholders and bondholders each approved the Settlement Agreement, and the Shareholders approved an amendment to the Company’s Certificate of Incorporation that increases the Company’s authorized share capital.
d.
On May 19, 2008 the Company’s Board of Directors approved an Amendment to Erez Golan’s (director) Consulting Agreement. Pursuant to this amendment, effective as of August 15, 2008, the Company agrees to pay the Consultant a fee of NIS 6.2 per each day of services actually provided, plus value added tax.

e.
The financial statements for the period ended June 30, 2008 included provision for fixed assets impairment of NIS 332. The provision recorded as part of the research and development expenses for the three-months and six-months ended June 30, 2008.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited interim consolidated financial statements have been prepared as of June 30, 2008 and for the three-month and six-month periods then ended, in accordance with United States generally accepted accounting principles relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except for share and per share data
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (CONT.)
The significant accounting policies followed in the preparation of these financial statements are identical to those applied in the preparation of the latest annual financial statements except as detailed below:
a.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”(“SFAS 159”). This Statement provides companies with an option to report selected financial assets and liabilities at fair value. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The Statement’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007.

The Company has decided to adopt the provisions of SFAS No. 159 as of January 1, 2008 and consequently measures the convertible debentures at its entirety at fair value with changes in fair value recorded in earnings. As a result, the Company recorded an increase in retained earnings in the amount of NIS 5,379. This amount represents the difference between the aggregate amount of the fair value of the embedded conversion feature and the amortized book value of the convertible debenture as of December 31, 2007, net of issuance expenses, which amounts to NIS 37,018 and the fair market value of the convertible debenture, based on quoted market price as of the same date in the amount of NIS 31,639. As of June 30, 2008 the fair value of the convertible debentures is NIS 12,139. See Note 1c for events subsequent to balance sheet date.

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

The Company is currently evaluating the potential impact that the adoption of SFAS 160 could have on its consolidated financial statements.

2.	Statement of Financial Accounting Standards No. 161

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. The guidance will become effective for the fiscal year beginning after November 15, 2008. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except for share and per share data
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (CONT.)
b.	Impact of recently issued accounting standards:
The Company is currently evaluating the future impacts and disclosures resulting from SFAS 161.

3.	Emerging Issues Task Force document No. 07-1

In November 2007, the EITF issued EITF Issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property. Companies may enter into arrangements with other companies to jointly develop, manufacture, distribute, and market a product. Often the activities associated with these arrangements are conducted by the collaborators without the creation of a separate legal entity (that is, the arrangement is operated as a “virtual joint venture”). The arrangements generally provide that the collaborators will share, based on contractually defined calculations, the profits or losses from the associated activities. Periodically, the collaborators share financial information related to product revenues generated (if any) and costs incurred that may trigger a sharing payment for the combined profits or losses. The consensus requires collaborators in such an arrangement to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. EITF Issue No. 07-1 is effective for collaborative arrangements in place at the beginning of the annual period beginning after December 15, 2008. The Company is currently evaluating the impact that this pronouncement may have on its consolidated financial statements.

NOTE 3 — CONTINGENT LIABILITIES
Commitments to pay royalties to the Office of the Chief Scientist:
The subsidiary had obtained from the Office of the Chief Scientist of the State of Israel grants for participation in research and development and, in return, the subsidiary is obligated to pay royalties amounting to 3% of the sales in the first three years from the beginning of the repayment and 3.5% of the sales from the fourth year until all of its obligation is repaid, whichever period ends earlier. The grant is linked to the exchange rate of the dollar and bears interest of Libor per annum.
Through June 30, 2008, total grants obtained aggregate NIS 16,979.
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

According to an agreement signed in December 2002, the Company issued to the Chief Executive Officer (CEO) 11,927,727 Ordinary shares in consideration for $100, subject to repurchase right according to certain vesting terms. The subsidiary, TopSpin, gave the CEO a loan to finance the purchase of the Company’s shares. The loan is denominated in U.S dollars and bears interest at the rate of 5%. As a security to ensure the repayment of the loan, the CEO pledged these shares for the benefit of the Company. The pledged shares and the related balance of the loan were deducted from the shareholders’ equity.

The agreement determines that in case of lack of ability to repay the loan, the loan may be repaid only out of the return on the pledged shares. The CEO has also undertaken that if the first of the events detailed in the agreement occurs (such as the Company becomes an issuer, as defined by the Sarbanes-Oxley Act of 2002), he will repay the outstanding loan amount, if he is required to do so by TopSpin. In August 2005, the Company and the CEO signed an agreement that modifies the employment conditions of the CEO and revises the terms of the loan and the pledge. The first half of the $100 loan that the CEO received in order to purchase Company’s shares, including the accrued interest thereon, will become a grant at the end of the second anniversary of the IPO, and the other half at the end of the third anniversary of the IPO, provided that the CEO continues to be employed in TopSpin or is a consultant in TopSpin or in any of its related companies at such time. Accordingly, for the six months ended June 30, 2007 and the period from inception through June 30, 2008 amounts of NIS 241 and NIS 523, respectively became a grant and were recorded as expenses.

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

Untill December 31, 2005, the Company accounted for these shares as a variable plan and re-measured compensation at the period such shares were vested. As of January 1, 2006 the fair value of the vested shares was classified as a liability.
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

Compensation expenses (income) related to the CEO of NIS (70) and NIS 8,866 were recognized during the six months ended June 30, 2007 and for the period from inception through June 30, 2008, respectively.

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

The shares that will result from the exercise of all the warrants (series 3) represented approximately 7.60% of the Company’s issued and outstanding share capital and voting rights prior issuing the Common Stock.

NOTE 5 — STOCK BASED COMPENSATION
a.
On March 4, 2008 the Board of Directors approved the grant of 2,880,000 options for the purchase of up to 2,880,000 shares of the Company’s common stock to employees of the subsidiary at an exercise price per share of $0.0782 pursuant to the Company’s 2003 Israeli Stock Option Plan.

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except for share and per share data
NOTE 5 — STOCK BASED COMPENSATION (CONT.)
b.	1.	A summary of the Company’s share option activities for options granted to employees under the plans excluding performance base options is as follows:

	Six months ended June 30, 2008
			Weighted
			average
		Weighted	remaining
		average	contractual	Aggregate
		exercise	term	intrinsic
	Number	price	(in years)	value

Options outstanding at January 1, 2008	19,267,888	$0.127
Options granted	2,880,000	$0.078
Options exercised	(641,562)	$0.011
Options forfeited	(1,829,827)	$0.114

Options outstanding at June 30, 2008	19,676,499	$0.125	8.6	7

Options vested and expected to vest at June 30, 2008	16,350,391	$0.128	8.5	7

Options exercisable at June 30, 2008	4,029,938	$0.119	6.5	7

The weighted-average grant-date fair value of options granted to employees during the six months ended June 30, 2008 was NIS 0.09 per option. The aggregate intrinsic value in the tables above represents the total intrinsic value (the difference between the Company’s closing stock price on the last trading day of June 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2008. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised by employees for the six months ended June 30, 2008 was NIS 125.
The fair value for these options was estimated using the Binomial model option-pricing model.

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except for share and per share data
NOTE 5 — STOCK BASED COMPENSATION (CONT.)
b.	Option granted to employees (cont.):
2.	A summary of the activity under the performance share based options granted to employees as follows:

	Six months ended June 30, 2008,
	2008
			Weighted
			average
		Weighted	remaining
		average	contractual	Aggregate
		exercise	term	intrinsic
	Number	price	(in years)	value
Options outstanding at January 1, 2008 and June 30, 2008	2,390,000	$0.150	8.4	—

Options vested and expected to vest at June 30, 2008	2,390,000	$0.150	8.4	—

Options exercisable at June 30, 2008	2,210,000	$0.150	8.3	—

3.	The Company’s outstanding options to employees (including options under performance) as of June 30, 2008, have been separated into ranges of exercise prices as follows:

			Weighed average
Exercise	Options for		remaining
price	Ordinary	Options	contractual term
per share	shares	exercisable	(in years)
$0.001	340,000	340,000	5.1
$ 0.02	3,306,062	2,796,688	6.6
$0.078	2,745,000	—	9.7
$0.089	2,500,00	—	9.2
$0.111	407,500	183,750	8.2
$0.120	2,500,00	—	9.2
$0.125	575,000	337,500	7.8
$0.149	883,437	867,500	7.9
$0.150	1,740,00	1,560,000	8.5
$0.151	2,500,00	—	9.2
$0.182	4,415,000	—	9.2
$ 2	152,500	152,500	2.0
$ 12	2,000	2,000	4.2

	22,066,499	6,239,938

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except for share and per share data
NOTE 5 — STOCK BASED COMPENSATION (CONT.)
b.	Option granted to employees (cont.):
4.	Compensation expenses (income) related to options granted to employees were recorded to research and development expenses and general and administrative expenses, as follows:

					Period from
					inception
					(September 20,
	Six months ended		Three months ended		1999) through
	June 30,		June 30,		June 30,
	2008	2007	2008	2007	2008

Research and development expenses	(1,009)	181	(570)	142	689
General and administrative expenses	(576)	1,122	(429)	277	9,894

	(1,585)	1,303	(999)	419	10,583

As of June 30, 2008, there was NIS 51 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted to employees under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 1.9 years.
c.	1.	A summary of the Company’s share option activities for options granted to non-employees under the plans excluding performance base options is as follows:

	Six months ended June 30, 2008
			Weighted
			average
		Weighted	remaining
		average	contractual	Aggregate
		exercise	term	intrinsic
	Number	price	(in years)	value
Options outstanding at January 1, 2008 and June 30, 2008	2,106,635	$0.170	6.7	—

Options exercisable at June 30, 2008	1,374,995	$0.171	5.5	—

The Company accounted for its options to non-employees under the fair value method in accordance of SFAS 123(R) and EITF 96-18. The fair value for options granted to non-employees was estimated according to the principles determined in SFAS 123(R) based on binomial option pricing model and amounts to approximately NIS 30.

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except for share and per share data
NOTE 5 — STOCK BASED COMPENSATION (CONT.)
c.	Option granted to non-employees (cont.):
2.	A summary of the activity under the performance share-based options granted to non-employees is as follows:

	Six months ended June 30, 2008
			Weighted
			average
		Weighted	remaining
		average	contractual	Aggregate
		exercise	term	intrinsic
	Number	price	(in years)	value
Options outstanding at January 1, 2008 and June 30, 2008	1,200,000	0.111	8.2	—

Options exercisable at June 30, 2008	300,000	0.111	8.2	—

3.	The Company’s outstanding options to non-employees (including options under performance) as of June 30, 2008, have been separated into ranges of exercise prices as follows:

			Weighed
			average
			remaining
	Options for		contractual
Exercise price	Ordinary	Options	term
per share	shares	exercisable	(in years)
$ 0.02	165,625	130,860	7.1
$ 0.05	1,202,000	1,192,625	5.3
$0.111	1,200,000	300,000	8.2
$0.125	75,000	37,500	7.8
$0.182	650,000	—	9.2
$ 12	14,010	14,010	4.2

	3,306,635	1,674,995

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In thousands, except for share and per share data
NOTE 5 — STOCK BASED COMPENSATION (CONT.)
c.	Option granted to non-employees (cont.):
4.	Compensation expenses (income) related to options granted to non-employees were recorded to research and development expenses and general and administrative expenses, as follows:

					Period from
					inception
					(September 20,
	Six months ended		Three months ended		1999) through
	June 30,		June 30,		June 30,
	2008	2007	2008	2007	2008

Research and development expenses	(344)	225	(221)	11	188
General and administrative expenses	(196)	12	(85)	(40)	1,315

	(540)	237	(306)	(29)	1,503

As of June 30, 2008, there was NIS 8 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted to non-employees under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 1.6 years.
d.	Options granted to Tmura — The Israeli Public Service Venture Fund and to American Friends of Tmura Inc. (“Tmura”).

As of June 30, 2008, the fair value of the liability in respect for the options issued was NIS 3. Compensation income of NIS 51, NIS 4 and of NIS 3 related to options granted to Tmura were recorded to general and administrative expenses during the six-month periods ended June 30, 2008 and 2007 and the period from inception through June 30, 2008, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is intended to assist you in understanding our financial condition and plan of operations. You should read the following discussion along with our financial statements and related notes included in this Quarterly Report on Form 10-Q, as well as our Forms 8-K dated April 18, 2008; May 1, 2008; May 21, 2008; June 6, 2008; June 16, 2008; and our first amendment to the June 6, 2008 Form 8-K dated July 22, 2008. (collectively, the “Forms 8-K”). The Forms 8-K are incorporated by reference in response to this Item 2 as if fully set forth herein.
Overview
Together with our subsidiaries, TopSpin Israel and TopSpin Urology, we design, research, develop and manufacture imaging devices that utilize MRI technology by means of miniature probes that image various body organs. We first began researching and developing this technology for use in diagnosis and therapy guidance of cardiology applications with the IVMRI product.
In 2006, we began to develop our technology for the detection of prostate cancer in a way which could potentially aid urologists in guiding prostate biopsies, staging of prostate cancer and guiding local treatment such as cryo- and brachy-therapy. We have since developed a preliminary prototype of the prostate imaging product and have conducted pre-clinical trials using this prototype for imaging excised human prostates. We have recently developed another prototype of the prostate imaging product, which incorporates both MRI and ultrasound sensors, and we began clinical trials with the FIM system on August 7, 2008.
Our Board of Directors recently determined to focus our resources on the development of the endorectal probe for the diagnosis of prostate cancer and to decrease expenses related to the cardiology application. In this regard, we have withdrawn our marketing application to the U.S. Federal Drug Administration (the “FDA”) regarding our IVMRI product that was originally filed in October 2007 and plan to initiate clinical trials with our urology product during the third quarter of 2008 to determine its ability to differentiate between cancer and other non-cancerous prostate tissue. We expect to complete such clinical trial by the end of first fiscal quarter of 2009 and to continue developing our urology product for commercial use and to obtain regulatory approvals for its marketing in Europe and the United States. In addition, we intend to consider the development of other products using our core imaging technology in cardiology and other areas.
Liquidity and Capital Resources
Since our inception, we have financed our operations principally through private and public sales of equity securities, convertible notes and through grants from the Office of the Chief Scientist of the Israeli Ministry of Industry, Trade and Labor, an Israeli governmental agency. As of June 30, 2008, we held approximately 24,791,000 NIS (approximately $7,396,000) in cash and cash equivalents.
Research and development on product candidates, conducting clinical trials and commercializing product candidates are expensive and we will need to raise substantial additional funds to achieve our strategic objectives. Additional financing may not be available on acceptable terms, if at all. Until we can generate significant continuing revenues, we expect to satisfy our future cash needs through the sale of additional Common Stock or sale of convertible securities. We intend to pursue new alternatives for raising additional funds. Our Series A Debentures will be converted, upon court approval of a settlement described in further detail in Part II, Item 1, into shares of Common Stock and cash. There are no assurances however, that we will be successful in obtaining an adequate level of financing needed for the long term development and commercialization of our proposed products.
We estimate that we can satisfy our cash requirements for the next two fiscal quarters; this estimate is based on the assumption that the Settlement as described in Part II, Item 1 (“Legal Proceedings”) is approved and that we will not be required to perform early redemption of the Series A Debentures as discussed in Note 1 to Consolidated Financial Statements. However, we will need to either raise additional funds before February of 2009 or implement a plan to further reduce expenses over a twelve month period.

Operating Activities
We used 15,896,000 NIS (approximately $4,742,000) of cash in operating activities in the six months ended on June 30, 2008. In the same period in 2007, we used 14,345,000 NIS (approximately $4,280,000). The increase in net cash used in operating activities in 2008 is primarily attributable to an increase in our working capital.
Financing Activities
In September 2005, we raised net proceeds of 32,430,000 NIS (approximately $9,675,000) through the sale of Common Stock and Series 1 Warrants in an initial public offering on the Tel Aviv Stock Exchange (“TASE”). In November 2006, we raised net proceeds of 40,635,000 NIS (approximately $12,123,000) through the sale of Series A Convertible Bonds and Series 2 Warrants in a private placement. In June 2007, we raised net proceeds of 18,336,000 NIS (approximately $5,470,000) through the registered sale of Common Stock and Series 3 Warrants.
Net cash provided by financing activities was 42,000 NIS (approximately $13,000) during the six month period ended June 30, 2008, compared to 18,525,000 NIS (approximately $5,527,000) net cash provided by financing activities during the six months ended June 30, 2007.
Investing Activities
We have invested a substantial portion of our available cash funds in NIS-denominated bank deposits. In the six month period ended June 30, 2008, net cash used in investing activities decreased to 243,000 NIS (approximately $72,000) from 469,000 NIS (approximately $140,000) in the same period in 2007.
Results of Operations
We have not recorded any revenues from operations since the time of our inception in September 1999. We have financed our operations principally through private and public sales of equity securities and convertible notes and through grants from the Office of the Chief Scientist of the Israeli Ministry of Industry, Trade and Labor, an Israeli governmental agency. We use the funds generated by these activities to support research and development, administrative, and other expenses associated with developing, testing and marketing our proposed products.
Research and Development Expense
Research and Development (R&D) expense consists of the costs associated with the development of our imaging devices, reduced by the value of the grant received from the Office of the Chief Scientist and income from experimental sales. In the six months ended on June 30, 2007, we incurred 15,004,000 NIS (approximately $4,476,000) of R&D expense. In the same period in 2008, we reduced our R&D expense to 10,895,000 NIS (approximately $3,250,000). We expect to further reduce R&D expense in the last six months of 2008 by 40% as compared with the expense incurred in the last six months of 2007.
Selling and Marketing Expense
Selling and Marketing expense includes expenses incurred in connection with marketing our imaging devices. For the six months ended on June 30, 2008, Selling and Marketing expense was 557,000 NIS (approximately $166,000), as compared with 590,000 (approximately $176,000) of Selling and Marketing expense incurred during the same period in 2007.
General and Administrative Expense
General and Administrative (G&A) expense includes salaries of all employees other than research and development employees and sales and marketing employees and other general expenses incurred by us that are not related to research and development or sales and marketing activities, including legal expenses related to the settlement with the holders of Series A Debentures discussed in further detail in Part II, Item 1 “Legal Proceedings” below. G&A expense for the six months ended on June 30, 2008 decreased to 3,485,000 NIS (approximately $1,040,000) from 4,664,000 NIS (approximately $1,391,000) spent in the same period in 2007. This decrease was primarily due to decrease in stock based compensation expenses. We plan to continue decreasing G&A expense in 2008, primarily as a result of reducing staff size from 50 employees to 20 employees and as a result of voluntary reductions in the salaries of the Yaron Tal, CEO of the Company, and Eyal Kolka, VP of TopSpin Medical (Israel) Ltd, during July, August and September 2008.

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
Our shares are traded in Israel in NIS. Our options granted to employees, directors and consultants are exercisable in U.S. Dollars. Our functional currency and the currency in which our employees are paid is NIS. Accordingly, until December 31, 2005, we considered all option plans as variable plans and thus the intrinsic value of all vested options is remeasured at each reporting date until the date of settlement. As of January 1, 2006, the fair value of the vested portion of the options was classified as a liability and remeasured at each reporting date until the date of settlement. In addition, an expense of 238,000 NIS was recorded on January 1, 2006 as a cumulative effect of a change in accounting principle. Compensation cost for each period until settlement shall be based on the change in the fair value of the options for each reporting period based on the binomial method. We recognize compensation expenses of the value of our options based on the accelerated method over the requisite service period of each of the options.
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
Starting January 1, 2008, we have decided to adopt the provisions of SFAS No. 159 and consequently the convertible debentures are measured at its entirety at fair market value with changes in fair market value recorded in earnings.
Off-Balance Sheet Arrangements
Commitments to Pay Royalties to the Chief Scientist
TopSpin Israel obtains grants from the OCS for participation in research and development and, in return, is obligated to pay royalties amounting to 3% of sales during the first three years from the start date of the repayments and 3.5% of sales from the fourth year until the full repayment of the grants. The grants are linked to the exchange rate of the dollar and bear interest of LIBOR per annum. As of June 30, 2008, the total amount of grants obtained equals approximately 16,979,000 NIS (approximately $5,065,000).
Office Lease Commitments
In July 2003, TopSpin Israel signed an agreement with a third party for the lease and maintenance of a space where we maintain our offices, laboratories and a “clean room” for the production of our products for a period of five years. The total annual rent and maintenance expenses are approximately 682,000 NIS (approximately $203,000). Future rental commitments under this lease agreement as of June 30, 2008, are 287,000 NIS (approximately $86,000).
In December 2006, TopSpin Israel entered into an additional five-year lease agreement with the third party for the lease of additional space at the same facility at a cost of approximately 110,000 NIS (approximately $33,000) annually starting February 2007. As part of this additional lease agreement, the lessor participated in investment in leasehold improvements. If TopSpin Israel abandons the leased space after 22 months of the lease, it will become liable for the payment of additional expenses in the amount of approximately 100,000 NIS (approximately $30,000). Future rental commitments under this additional lease agreement as of June 30, 2008 total 396,000 NIS (approximately $118,000).
Bank Guarantee for Office Lease
TopSpin Israel pledged a bank deposit, which is used as a bank guarantee, amounting to approximately 481,000 NIS (approximately $143,000) as of June 30, 2008 to secure its payments under the lease agreements.
Motor Vehicles Lease Commitment
TopSpin Israel leases motor vehicles under operating lease agreements for 36 months. The monthly lease payments are approximately 74,000 NIS (approximately $21,000) as of June 30, 2008. The Company paid the last three months of the lease in advance. Future rental commitments under the existing lease agreement as of June 30, 2008 are 528,000 NIS (approximately $158,000) for the first year, 417,000 NIS (approximately $124,000) for the second year and 270,000 NIS (approximately $81,000) for the third year, for amounts totaling 1,215,000 NIS (approximately $363,000).

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
As of June 30, 2008, our management, including the Chief Executive Officer and Director of Finance, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on such evaluation, our management concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.
There have not been any changes in our internal control over financial reporting during the three month period ended on June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On July 13, 2008, the Company and Ziv Haft Trust Company Ltd., the Co-Trustee of the Series A Debentures reached an agreement (the “Settlement”) as previously disclosed by the Company on the Forms 8-K. The Forms 8-K are incorporated by reference in response to this Item 1 as if fully set forth herein. The Settlement provides for the conversion of each outstanding 1 NIS in Series A Debentures into 9 shares of common stock of the Company and 0.25 NIS in cash. A copy of the Settlement is filed with this Quarterly Report as Exhibit 10.1.
The Settlement must be approved pursuant to Section 350 of the Israeli Companies Law, 5759-1999 (the “Companies Law”) and the regulations promulgated thereunder (the “Regulations”), which provides for the convening of meetings of creditors of a company (or any class of creditors) and/or its shareholders, at the discretion of the court receiving the application (as described below), for the purpose of considering and, if thought fit, approving an arrangement or compromise (the “Arrangement”) between a company and its creditors (or any class of creditors) and/or its shareholders.
Obtaining court approval of the Arrangement involves two applications to the court, by the company or other petitioner as set on the Companies law and the Regulations (the “Petitioner”). On the first application of the Petitioner to the court, the court is asked to order to convene meeting(s) of the creditors of the Company (or any class of creditors) and/or its shareholders, as the case may be (the “Meetings”), in such manner as the court shall order, in order to consider and, if thought fit, to approve the Arrangement.
In accordance with the Regulations, the second application to the court is made in order to obtain court approval of the Arrangement, after the convening of the Meetings and no later than 14 days from the date of the Meetings at which the Arrangement is approved, by a majority in number representing not less than 75% by value represented at each Meeting, which convened who were present and voting in person or by proxy at each Meeting (without taking into account the abstaining participants) (the “Required Majority”).
Pursuant to the provisions of Section 350 of the Companies Law, the Arrangement will not become effective and binding unless and until (i) the Arrangement is approved at the Meetings by the Required Majority, and (ii) following such approval, the final Arrangement as approved at all of the Meetings is approved by the Israeli court, in its sole discretion. The Company filed the first application with the District Court of Tel Aviv on July 15, 2008 (PS“R 2121/08) asking for it approval to convene meetings pursuant Section 350 of Israeli Companies Law, 5759-1999, and such meetings of the creditors and shareholders were scheduled to be held on August 13, 2008.
On August 13, 2008, the above mentioned meetings were held and the Required Majority approved the Arrangement. Also at the Meetings, the Shareholders of the Company approved the amendment and restatement of the Company’s Certificate of Incorporation (see Item 5 “Other Information” below).
The Company intends to make the second application to the District Court of Tel Aviv on or before August 27, 2008 seeking final approval of the Arrangement.
ITEM 5. OTHER INFORMATION
On August 13, 2008, the shareholders of the Company approved the amendment and restatement of the Company’s Certificate of Incorporation (the “Amended Certificate”). The Amended Certificate, which became effective upon its filing with the Secretary of State of Delaware on August 13, 2008, increase the authorized capital stock of the Company to 1,000,000 shares of common stock.
ITEM 6. EXHIBITS

Exhibit
Number	Description

3.1*	Amended and Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on August 13, 2008.

10.1*	Settlement Agreement between the Company and Ziv Haft Trust Company Ltd., dated as of July 13, 2008

31.1*	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)

32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Certifications as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2008	TOPSPIN MEDICAL, INC.

	By:	/s/ Yaron Tal Chief Executive Officer

Date: August 14, 2008	By:	/s/ Tami Sharbit-Bachar

Director of Finance

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation, filed with the Secretary of State of Delaware on August 13, 2008.

10.1	Settlement Agreement between the Company and Ziv Haft Trust Company Ltd., dated as of July 13, 2008

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.Section 1350 Certifications as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002