Form 10-Q
period 2008-09-30
TOPSPIN MEDICAL INC
filed 2008-11-14
CIK 1211805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes No ☑
The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of November 13, 2008, was 636,870,882.

TOPSPIN MEDICAL, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2008

- i -

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q for the fiscal quarter ending September 30, 2008 contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Those statements are therefore entitled to the protection of the safe harbor provisions of these laws. These forward-looking statements, which are usually accompanied by words such as “may,” “might,” “will,” “should,” “could,” “intends,” “estimates,” “predicts,” “potential,” “continue,” “believes,” “anticipates,” “plans,” “expects” and similar expressions, involve risks and uncertainties, and relate to, without limitation, statements about our market opportunities, our strategy, our competition, our projected revenue and expense levels and the adequacy of our available cash resources. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or forecasted in, or implied by, such forward-looking statements.
Although we believe that the expectations reflected in these forward-looking statements are based upon reasonable assumptions, no assurance can be given that such expectations will be attained or that any deviations will not be material. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q for the quarter ending September 30, 2008 may not occur and our actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We disclaim any obligation or undertaking to disseminate any updates or revision to any forward-looking statement contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

TOPSPIN MEDICAL, INC.
(A Development Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008
(Unaudited)
__________________

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Topspin Medical, Inc.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
NIS in thousands

	December 31,	September 30,
	2007	2008
		Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	40,978	5,300
Other receivables and prepaid expenses	2,275	1,198
Restricted deposit in respect of convertible bonds settlement	—	12,500
Inventory	512	—
Restricted deposits	—	565
Severance pay fund	—	5
Prepaid lease payments	—	161
Property and equipment, net	—	371

	43,765	20,100

LONG-TERM ASSETS:
Restricted deposit	555	—
Severance pay fund	36	—
Prepaid lease payments	20	—

	611	—

PROPERTY AND EQUIPMENT, NET	2,692	—

DEFERRED ISSUANCE EXPENSES	4,206	—

	51,274	20,100

Topspin Medical, Inc.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
NIS in thousands

	December 31,	September 30,
	2007	2008
		Unaudited
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Trade payables	2,091	431
Other accounts payables and accrued expenses	5,341	8,062
Liability in respect of convertible bonds settlement	—	12,500
Convertible bonds	39,453	—
Liability in respect of warrants (series 2)	—	250
Embedded derivative related to issuance expenses	175	500
Liabilities in respect of options to employees and consultants — short term	—	54
Accrued severance pay	—	548

	47,060	22,345

LONG — TERM LIABILITIES

Accrued severance pay	633	—

Liabilities in respect of options to employees and consultants — long term	2,368	143
Embedded conversion feature in convertible bonds	1,281	—
Liability in respect of warrants (series 2)	975

	4,624	143

SHAREHOLDERS’ EQUITY (DEFICIENCY):
Common shares of $0.001 par value:
Authorized 500,000,000 shares; Issued and outstanding 186,870,882 shares;	837	839
Additional paid in capital	163,790	178,805
Accumulated deficit during the development stage	(165,670)	(180,032)

	(1,043)	(2,388)

	51,274	20,100

Topspin Medical, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
NIS in thousands

					Period from
					inception
					(September 20,
	Nine months ended		Three months ended		1999) through
	September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008
	Unaudited

Research and development expenses*	14,213	21,707	3,318	6,703	133,340

Less — participation by the office of the chief scientist	—	(4,320)	—	(1,108)	(17,471)

Research and development expenses, net	14,213	17,387	3,318	5,595	115,869

Sales and marketing expenses	562	750	5	160	3,654

General and administrative expenses	6,398	6,882	2,913	2,218	54,866

Operating loss	(21,173)	(25,019)	(6,236)	(7,973)	(174,389)

Financing income (loss) , net	4,807	(782)	(13,359)	(2,642)	5,911

Loss before income taxes	(16,366)	(25,801)	(19,595)	(10,615)	(168,478)

Income taxes	5,375	—	5,375	—	5,375

Loss after income taxes and before cumulative effect of a change in accounting principle	(21,741)	(25,801)	(24,970)	(10,615)	(173,853)

Cumulative effect of a change in accounting principle	—	—	—	—	5,141

Net loss	(21,741)	(25,801)	(24,970)	(10,615)	(168,712)

Basic net loss per Common share	(0.11)	(0.15)	(0.12)	(0.06)

Diluted net loss per Common share	(0.11)	(0.15)	(0.12)	(0.06)

Weighted average number of Common shares outstanding used in basic and diluted net loss per share calculation	207,759,583	170,886,274	207,759,583	185,114,256

*	Including deduction of experimental sales for the periods of three months and nine months ended September 30, 2008 in the amount of approximately NIS 0 and NIS 212, respectively.

Topspin Medical, Inc.
(A Development Stage Company)
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIENCY)
NIS in thousands

											Non-	Deficit
											recourse	accumulated
	Number of outstanding shares				Share capital				Additional	Receivables	receivables	during the	Total
		Preferred				Preferred			paid-in	for shares	for shares	development	shareholders’
	Common	A	B	C	Common	A	B	C	capital	issued	issued	stage	equity

Balance as of September 20, 1999	—	—	—	—	—	—	—	—	—	—	—	—	—

Issuance of common shares	625,000	—	—	—	3	—	—	—	—	—	—	—	3
Issuance of Preferred A shares net of issuance expenses of NIS 20	—	375,001	—	—	—	2	—	—	3,134	—	—	—	3,136
Net loss	—	—	—	—	—	—	—	—	—	—	—	(380)	(380)

Balance as of December 31, 1999	625,000	375,001	—	—	3	2	—	—	3,134	—	—	(380)	2,759

Issuance of Preferred B shares net of issuance expenses of NIS 61	—	—	208,329	—	—	—	1	—	10,183	—	—	—	10,184
Net loss	—	—	—	—	—	—	—	—	—	—	—	(3,880)	(3,880)

Balance as of December 31, 2000	625,000	375,001	208,329	—	3	2	1	—	13,317	—	—	(4,260)	9,063
Net loss	—	—	—	—	—	—	—	—	—	—	—	(7,254)	(7,254)

Balance as of December 31, 2001	625,000	375,001	208,329	—	3	2	1	—	13,317	—	—	(11,514)	1,809

Issuance of Preferred C shares net of issuance expenses of NIS 2,200	—	—	—	87,386,858	—	—	—	410	47,578	(630)	—	—	47,358
Beneficial conversion feature related to Preferred A and Preferred B shares	—	—	—	—	—	—	—	—	13,320	—	—	(13,320)	—
Issuance of Common shares to the Chief Executive Officer	6,957,841	—	—	—	56	—	—	—	413	—	(469)	—	—
Deferred stock based compensation related to issuance of shares to the Chief Executive Officer	—	—	—	—	—	—	—	—	2,822	—	—	—	2,822
Stock based compensation related to options granted to consultants	—	—	—	—	—	—	—	—	1,286	—	—	—	1,286
Accrued interest and exchange rate differences on a loan to the Chief Executive Officer	—	—	—	—	—	—	—	—	4	—	(4)	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(15,414)	(15,414)

Balance as of December 31, 2002	7,582,841	375,001	208,329	87,386,858	59	2	1	410	78,740	(630)	(473)	(40,248)	37,861

Topspin Medical, Inc.
(A Development Stage Company)
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIENCY)
NIS in thousands

											Non-	Deficit
											recourse	accumulated
	Number of outstanding shares				Share capital				Additional	Receivables	receivables	during the	Total
		Preferred				Preferred			paid-in	for shares	for shares	development	shareholders’
	Common	A	B	C	Common	A	B	C	capital	issued	issued	stage	equity

Balance as of December 31, 2002	7,582,841	375,001	208,329	87,386,858	59	2	1	410	78,740	(630)	(473)	(40,248)	37,861

Receivables in respect of Preferred C shares issued	—	—	—	—	—	—	—	—	25,828	630	—	—	26,458
Amortization of deferred stock based compensation	—	—	—	—	—	—	—	—	736	—	—	—	736
Deferred stock based compensation related to issuance of shares to the Chief Executive Officer	3,077,506	—	—	—	—	—	—	—	1,778	—	—	—	1,778
Stock based compensation related to options granted to consultants	—	—	—	—	—	—	—	—	19	—	—	—	19
Accrued interest and exchange rate differences on a loan to the Chief Executive Officer	—	—	—	—	—	—	—	—	(14)	—	14	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(27,693)	(27,693)

Balance as of December 31, 2003	10,660,347	375,001	208,329	87,386,858	59	2	1	410	107,087	—	(459)	(67,941)	39,159

Exercise of options	418,746	—	—	—	2	—	—	—	62	—	—	—	64
Amortization of deferred stock based compensation	—	—	—	—	—	—	—	—	677	—	—	—	677
Deferred stock based compensation related to issuance of shares to the Chief Executive Officer	630,793	—	—	—	—	—	—	—	615	—	—	—	615
Stock based compensation related to options granted to consultants	—	—	—	—	—	—	—	—	261	—	—	—	261
Accrued interest and exchange rate differences on a loan to the Chief Executive Officer	—	—	—	—	—	—	—	—	16	—	(16)	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(20,433)	(20,433)

Balance as of December 31, 2004	11,709,886	375,001	208,329	87,386,858	61	2	1	410	108,718	—	(475)	(88,374)	20,343

Topspin Medical, Inc.
(A Development Stage Company)
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIENCY)
NIS in thousands

										Non-	Deficit
										recourse	accumulated	Total
	Number of outstanding shares				Share capital				Additional	Receivables	during the	shareholders’
		Preferred				Preferred			paid-in	for shares	development	equity
	Common	A	B	C	Common	A	B	C	capital	issued	stage	(deficiency)

Balance as of December 31, 2004	11,709,886	375,001	208,329	87,386,858	61	2	1	410	108,718	(475)	(88,374)	20,343

Conversion of Preferred A, B and C into Common shares	104,378,107	(375,001)	(208,329)	(87,386,858)	477	(2)	(1)	(410)	(64)	—	—	—
Exercise of options	3,553,507	—	—	—	16	—	—	—	— *)	—	—	16
Issuance of Common shares net of issuance expenses of NIS 3,292	38,000,000	—	—	—	171	—	—	—	28,920	—	—	29,091
Issuance of options net of issuance expenses of NIS 378	—	—	—	—	—	—	—	—	3,339	—	—	3,339
Deferred stock based compensation related to issuance of shares to the Chief Executive Officer	630,793	—	—	—	—	—	—	—	(627)	—	—	(627)
Grant to the Chief Executive Officer	—	—	—	—	—	—	—	—	—	74	—	74
Amortization of deferred stock based compensation	—	—	—	—	—	—	—	—	486	—	—	486
Stock based compensation related to options granted to consultants	—	—	—	—	—	—	—	—	66	—	—	66
Accrued interest and exchange rate differences on a loan to the Chief Executive Officer	—	—	—	—	—	—	—	—	58	(58)	—	—
Net loss	—	—	—	—	—		—		—	—	(14,325)	(14,325)

Balance as of December 31, 2005	158,272,293	—	—	—	725	—	—	—	140,896	(459)	(102,699)	38,463

Change of deferred stock compensation into liability as a result from accounting change	—	—	—	—	—	—	—	—	(6,768)	—	—	(6,768)
Exercise of options	634,374	—	—	—	3	—	—	—	38	—	—	41
Classification of liability into equity in respect of exercise options	—	—	—	—	—	—	—	—	451	—	—	451
Grant to the Chief Executive Officer	630,794	—	—	—	—	—	—	—	—	208	—	208
Accrued interest and exchange rate differences on a loan to the Chief Executive Officer	—	—	—	—	—	—	—	—	(14)	14	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	(38,803)	(38,803)

Balance as of December 31, 2006	159,537,461	—	—	—	728	—	—	—	134,603	(237)	(141,502)	(6,408)

*)	Less than NIS 1.

Topspin Medical, Inc.
(A Development Stage Company)
STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIENCY)
NIS in thousands

											Non-	Deficit
											recourse	accumulated	Total
	Number of outstanding shares				Share capital					Additional	receivables	during the	shareholders’
		Preferred					Preferred			paid-in	for shares	development	equity
	Common	A	B	C	Common		A	B	C	capital	issued	stage	(deficiency)

Balance as of December 31, 2006	159,537,461	—	—	—	728		—	—	—	134,603	(237)	(141,502)	(6,408)

Exercise of options	2,270,935	—	—	—	9		—	—	—	66	—	—	75
Classification of liability into equity in respect of exercise of options	—	—	—	—	—		—	—	—	1,665	—	—	1,665
Repayment of non-recourse loan and classification of liability into equity	—	—	—	—	—		—	—	—	9,220	237	—	9,457
Issuance of Common shares and warrants (series 3), net of issuance expenses of NIS 1,013	24,398,402	—	—	—	100		—	—	—	18,236	—	—	18,336
Net loss		—	—	—			—	—	—	—	—	(24,168)	(24,168)

Balance as of December 31, 2007	186,206,798	—	—	—	837		—	—	—	163,790	—	(165,670)	(1,043)

Cumulative effect of a change in accounting principle (1)	—	—	—	—	—		—	—	—	—	—	5,379	5,379
Exercise of options	641,562	—	—	—	2		—	—	—	20	—	—	22
Exercise of warrants (series 1)	22,522	—	—	—	(*	)	—	—	—	20	—	—	20
Classification of liability into equity in respect of exercise of options	—	—	—	—	—		—	—	—	125	—	—	125
Settlement with convertible bonds holders	—	—	—	—	—		—	—	—	14,850	—	—	14,850
Net loss	—	—	—	—	—		—	—	—	—		(21,741)	(21,741)

Balance as of September 30, 2008 (Unaudited)	186,870,882	—	—	—	839		—	—	—	178,805	—	(182,032)	(2,388)

*)	Less than NIS 1.

(1)	See Note 2a.

Topspin Medical, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
NIS in thousands, except for share and per share data

			Period from
			inception
			(September 20,
	Nine months ended		1999) through
	September 30,		September 30,
	2008	2007	2008
	Unaudited
Cash flows from operating activities:

Net loss	(21,741)	(25,801)	(163,337)
Adjustments to reconcile net loss to net cash used in operating activities (a)	(1,216)	4,506	9,937

Net cash used in operating activities:	(22,957)	(21,295)	(153,400)

Cash flows from investing activities:

Change in restricted deposit, net	—	(122)	(509)
Restricted deposit in respect of settlement agreement	(12,500)	—	(12,500)
Restricted cash in respect of issuance of convertible bonds	—	52,242	1,298
Purchase of fixed assets	(263)	(487)	(9,177)
Proceeds from sale of fixed assets	—	—	40
Loan to the Chief Executive Officer	—	—	(231)

Net cash provided by (used in) investing activities:	(12,763)	51,633	(21,079)

Cash flows from financing activities:

Exercise of stock options and warrants	42	65	238
Proceeds from issuance of shares and warrants series 3, net of issuance expenses	—	18,710	137,905
Proceeds from issuance of convertible bonds and warrants series 2, net of issuance expenses	—	(2,292)	41,636

Net cash provided by financing activities:	42	16,483	179,779

Increase (decrease) in cash and cash equivalents	(35,678)	46,821	5,300
Cash and cash equivalents at the beginning of the period	40,978	10,379	—

Cash and cash equivalents at the end of the period	5,300	57,200	5,300

Topspin Medical, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
NIS in thousands, except for share and per share data

			Period from
			inception
			(September 20,
	Nine months ended		1999) through
	September 30,		September 30,
	2008	2007	2008
	Unaudited
(a) Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,213	572	7,465
Impairment of property and equipment	1,269	—	1,269
Capital gain (loss)	(1)	—	33
Interest and exchange rate differences on loan to the Chief Executive Officer	—	—	(35)
Non-cash bonus to the Chief Executive Officer	—	241	789
Interest on restricted deposits	(10)	(1,110)	(1,354)
Change in fair value of liability in respect of warrants	(725)	(4,814)	(7,494)
Change in fair value of conversion feature	—	(371)	(2,746)
Change in fair value of convertible bonds	(3,799)	—	(3,799)
Change in fair value of embedded derivative	325	16	(346)
Amortization of deferred issuance expenses and bonds discount	—	3,835	6,228
Amortization of deferred stock based compensation related to employees	—	—	6,487
Cumulative effect of change in accounting principle	—	—	(5,141)
Change in fair value and amortization of stock options classified as a liability	(2,046)	679	4,648
Amortization of deferred stock based compensation related to consultants	—	—	1,632
Accrued severance pay, net	(54)	327	543
Decrease (Increase) in accounts receivable (including long-term receivables)	1,448	7	(1,359)
Increase (decrease) in trade payables	(1,557)	(130)	430
Increase in other accounts payable	2,721	5,254	2,687

Total adjustments	(1,216)	4,506	9,937

(b) Supplemental disclosure of cash flow activities:
Cash paid during the period for:

Taxes paid due to non-deductible expenses	46	81	762

Interest paid	—	32	3,951

(c) Supplemental disclosure of non cash flows activities:
Accrued issuance expenses	—	2,820	2,868

Beneficial conversion feature related to Preferred A and Preferred B shares	—	—	(13,320)

Classification of liabilities into equity	125	10,865	11,461

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands, except for share and per share data
NOTE 1 — GENERAL
a.	TopSpin Medical, Inc. (“the Company”) and its subsidiary, TopSpin Medical (Israel) Ltd. (“the Subsidiary” or “TopSpin”) are engaged in research and development of medical MRI technology.

The Company was incorporated and commenced operation in September 1999 as a private company registered in Delaware, U.S. On September 1, 2005, the Company issued securities to the public in Israel and became publicly traded on the Tel Aviv Stock Exchange (“TASE”). In 2007 the Company registered some of its securities with the U.S. Securities and Exchange Commission (“SEC”). The Company’s securities are traded only in Israel in NIS.

The Company’s operations were in the areas of (i) interventional cardiology, developing products based on medical MRI technology and (ii) urology, developing an endorectal probe for the diagnosis of prostate cancer based on MRI technology (the “Urology Product”). The Company’s Board of Directors decided in its meeting on April 27, 2008 that the Company should place more focus and resources on the development of its Urology Product and decrease its expenses related to the IVMRI catheter activity due to the market feedback received following the initial sales in cardiology and an analysis of the cardiology and urology markets.

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

Due to the financial situation of the Company, in its meeting on October 27, 2008, the Company’s Board of Directors approved termination of the employment of all of the Subsidiary’s employees, excluding 3 employees in the financing department. These actions caused the Company to currently suspend its activities. In addition, the Company’s Board of Directors decided to continue searching for financing for the Company’s activities and to examine the possibility of expanding the operations of the Company.

The Company and its Subsidiary have not generated any revenues and have not achieved profitable operations or positive cash flows from operations. The Company has an accumulated deficit of NIS 182,032 as of September 30, 2008, and it incurred a net loss of NIS 21,741 and negative cash flow from operating activities in the amount of NIS 22,957 for the nine months ended September 30, 2008. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands, except for share and per share data
NOTE 1 — GENERAL (CONT.)
c.
On July 13, 2008, the Company and Ziv Haft Trust Company, the Co-Trustee acting on behalf of the holders of the Series A Convertible Bonds (the “Co-Trustee”, the “Bondholders” and the “Series A Bonds”, respectively), executed a settlement agreement (the “Settlement Agreement”). Pursuant to the Settlement Agreement, and subject to its terms and the approval of an Israeli court (the “Israeli Court”), the Indenture will be amended such that in consideration of each NIS 1 par value of the Series A Bonds, each Bondholder will be entitled to receive 9 shares of Common Stock of the Company and the sum of NIS 0.25 in cash. Pursuant to this arrangement, the Bondholders will be paid an aggregate amount of NIS 12,500 in cash, and will be issued common stock such that following the execution of the arrangement, the Bondholders will hold 71% of the issued and outstanding capital stock of the Company (approximately 64% on a fully diluted basis). Pursuant to the Settlement Agreement, the Company deposited within 3 days following the execution of the Settlement Agreement NIS 12,500 in an account on behalf of the Co-Trustee. As of September 30, 2008 the above mentioned amounts were deposited.

As of September 25, 2008, all of the conditions for amending the Indenture were satisfied.

In accordance with the Settlement Agreement, on October 12, 2008, all of the outstanding NIS 50,000,000 principal amount of Series A Bonds were converted into 450,000,000 shares of the Company’s common stock. On October 26, 2008, the Company paid in cash NIS 0.250263 (such amount including accrued interest) per each NIS 1 par value of the principal amount of Series A Bonds. Upon the completion of this cash payment, all of the Company’s outstanding Series A Bonds were retired.

Due to implementation of the Settlement Agreement, the Company recorded NIS 5,375 as tax provision in its financial statements.

d.
On May 19, 2008 the Company’s Board of Directors approved an amendment to Erez Golan’s (director) Consulting Agreement. Effective as of August 15, 2008 the Company agreed to pay the Consultant a fee of NIS 6.2 per each day of services actually provided, plus value added tax. Both parties decided to terminate the Consulting Agreement on October 22, 2008.

e.
The financial statements for the period ended September 30, 2008 include provision for fixed assets impairment of NIS 1,269. The provision is recorded as part of the research and development expenses and general and administrative expenses for the nine months ended September 30, 2008, which were equal to NIS 741 and NIS 528, respectively.

f.	On October 19, 2008, the Company’s Board of Directors accepted the resignation of Mr. Yaron Tal, the Company’s Chief Executive Officer, effective January 19, 2009.
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements have been prepared as of September 30, 2008 and for the three-month and nine-month periods then ended, in accordance with United States generally accepted accounting principles relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

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
NIS in thousands, except for share and per share data
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (CONT.)

accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The Statement’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company has decided to adopt the provisions of SFAS No. 159 as of January 1, 2008 and consequently measures the convertible bonds in their entirety at fair value with changes in fair value recorded in earnings. As a result, the Company recorded an increase in retained earnings in the amount of NIS 5,379. This amount represents the difference between the aggregate amount of the fair value of the embedded conversion feature and the amortized book value of the convertible bonds as of December 31, 2007, net of issuance expenses, which amounts to NIS 37,018 and the fair market value of the convertible bonds, based on quoted market price as of the same date in the amount of NIS 31,639. As of June 30, 2008 the fair value of the convertible bonds is NIS 12,139. See Note 1c for events subsequent to balance sheet date.

b.	Impact of recently issued accounting standards:

For the period ended September 30, 2008, there were no changes to our critical accounting policies as identified in our annual report of Form 10-K for the year ended December 31, 2007 except as follows:

Statement of Financial Accounting Standards No. 161

In March 2008, the FASB issued SFAS No. 161 “Disclosure about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. The guidance will become effective for the fiscal year beginning after November 15, 2008. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently evaluating the future impacts and disclosures resulting from SFAS 161.

NOTE 3 — CONTINGENT LIABILITIES
1.	Commitments to pay royalties to the Office of the Chief Scientist:

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

Through September 30, 2008, total grants obtained aggregate NIS 14,066.

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands, except for share and per share data
NOTE 3 — CONTINGENT LIABILITIES (CONT.)
2.
On October 15, 2008, the Company’s Board of Directors decided not to exercise the Subsidiary’s option to renew its office lease agreement. According to the leases agreement, the lease period will end on November 30, 2008.

3.
TopSpin leases motor vehicles under operating lease arrangements for 36 months. The monthly lease payments are approximately NIS 43. As of September 30, 2008, the Company has deposited NIS 161 covering rental payments for the last three months in respect of these contracts, out of which an amount of NIS 90 is expected to be paid in the following year as an early termination penalty.

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
the Board of Directors out of funds legally available. The common stock is registered and publicly traded on the Tel-Aviv Stock Exchange.

b.	Share capital:
1.	In September 1999, the Company issued 625,000 shares of common stock at a price of $0.001 per share.

In October 1999, the Company issued 375,001 Preferred A shares in consideration for NIS 3,136 (net of issuance expenses of NIS 20) at a price of $2 per share.

In May 2000, the Company issued 208,329 Preferred B shares in consideration for NIS 10,184 (net of issuance expenses of NIS 61) at a price of $12 per share.

In December 2002, the Company issued 87,386,858 Preferred C shares in consideration for a total amount of NIS 73,816 (net of issuance expenses of NIS 2,200) at a price of $0.1886 per share. Part of the consideration for the issued stock was paid at closing (NIS 47,358) and the remainder of the consideration was paid when the Company achieved the development milestone, as detailed in the agreement (commencement of clinical trials of its products on humans) in 2003.

Preferred C shares conferred, among others, preference rights in respect of distribution of the Company’s earnings and distribution of the Company’s assets upon liquidation. Preferred A and B shares conferred preference rights in respect of distribution of the Company’s assets upon liquidation, after such distribution is made to holders of Preferred C shares and shares of common stock conferred voting rights and rights in

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands, except for share and per share data
NOTE 4 — SHAREHOLDERS’ EQUITY (CONT.)
b.	Share capital (cont.):
distribution of the Company’s assets upon liquidation, after such distribution is made to holders of preferred shares.

All classes of shares, as stated above, conferred equal voting rights in the Company’s general meetings on the basis of conversion into the underlying common stock.

Preferred A, B and C shares were convertible into common stock shares according to conversion rates of 15.5885, 53.4998 and 1 per share of common stock, respectively.

On August 22, 2005, the Company effected a consolidation and distribution of its share capital in such a manner that 375,001 preferred A shares of $ 0.001 were converted into 5,845,692 shares of common stock, 208,329 Preferred B shares were converted into 11,145,557 shares of common stock and 87,386,858 Preferred C shares were converted into 87,386,858 shares of common stock.

According to an agreement signed in December 2002, the Company issued to the Chief Executive Officer (CEO) 11,927,727 shares of common stock in consideration for $100, subject to a repurchase right and certain vesting terms. TopSpin gave the CEO a loan to finance the purchase of the Company’s shares. The loan is denominated in U.S dollars and bears interest at the rate of 5%. As security to ensure the repayment of the loan, the CEO pledged these shares for the benefit of the Company. The pledged shares and the related balance of the loan were deducted from the shareholders’ equity.

The agreement determines that in case of inability to repay the loan, the loan may be repaid only by return on the pledged shares. The CEO has also undertaken that if the first of the events detailed in the agreement occurs (the Company becomes an issuer, as defined by the Sarbanes-Oxley Act of 2002), he will repay the outstanding loan amount, if he is required to do so by TopSpin. In August 2005, the Company and the CEO signed an agreement that modifies the employment conditions of the CEO and revises the terms of the loan and the pledge. The first half of the $ 100 loan that the CEO received in order to purchase Company’s shares, including the accrued interest thereon, will become a grant at the end of the second anniversary of the IPO, and the other half at the end of the third anniversary of the IPO, provided that the CEO continues to be employed in TopSpin or is a consultant in TopSpin or in any of its related companies at such time. Accordingly, for the six months ended June 30, 2007 and the period from inception through September 30, 2008 amounts of NIS 241 and NIS 523, respectively became a grant and were recorded as expenses.

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
NIS in thousands, except for share and per share data
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

On March 4, 2007 the General Meeting of the Company approved the cancellation of the pledge on the above mentioned shares and the repayment of the outstanding loan with the grant. Consequently, the liability related to this loan in the amount of NIS 9,220 was classified as equity.

Compensation expenses (income) related to the CEO of NIS (70) and NIS 8,866 were recognized during the nine months ended September 30, 2007 and for the period from inception through September 30, 2008, respectively.

2.
In December 2002, the Company granted fully vested options to holders of common stock, for their services, which are exercisable into 1,805,138 shares of common stock of the Company at $ 0.001 per share. The options were exercised in September 2005 in consideration for NIS 7.

3.
In December 2002, the Company granted fully vested options to Hemisphere Capital Corp. for their services, which are exercisable into 1,590,668 Preferred C shares of the Company at $ 0.1886 per share. In September 2005, all the options were cash-less exercised into 170,247 shares of common stock.

4.	On August 23, 2005, the Company increased its authorized share capital to 500 million shares of common stock, $ 0.001 par value each.

5.
On August 25, 2005, the Company published a prospectus for the issuance of securities to the public in Israel. The securities were issued in 38 thousand units (“the units”) and the price per unit, as determined in a tender, was NIS 0.95 per unit. Each unit consisted of 1,000 shares of common stock at NIS 0.95 per share and 600 options at no consideration.

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands, except for share and per share data
NOTE 4 — SHAREHOLDERS’ EQUITY (CONT.)
b.	Share capital (cont.):

As such, the Company has 22,800,000 registered options (series 1) which are exercisable into 22,800,000 shares of common stock of $ 0.001 par value with an exercise price of NIS 1.1 per share, linked to the changes in the dollar/NIS exchange rate from August 25, 2005. The options are exercisable up to February 28, 2008. As of the balance sheet date, 22,522 options (series 1) have been exercised and the rest have been forfeited.

Net proceeds total approximately NIS 32,430 (net of issuance expenses of NIS 3,670). The net proceeds were allocated to the shares and options based on their relative market value.

6.
On April 19, 2007, the Company filed a registration statement pursuant to the United States Securities Act of 1933 (“the registration statement” and “Securities Act"' respectively) with the U.S. Securities and Exchange Commission (“SEC”) regarding the sale of shares of common stock and warrants (series 3) and the shares resulting from the exercise of the warrants (series 3). On June 4, 2007, the registration statement became effective.

Pursuant to the registration statement, the Company is entitled to offer up to 53,000,000 shares of common stock and 26,500,000 warrants (series 3), offered in 26,500,000 Units (each consisting of 2 common shares and 1 warrant (series 3)), for a period of one year from the date the registration statement became effective.

On June 6, 2007, the Company issued 24,398,402 shares of common stock which are listed for trade on the TASE together with 12,199,201 warrants (series 3) that are listed for trade on the TASE since September 17, 2007. The issued securities were issued in consideration for NIS 1.586 in cash per Unit. The total net proceeds from the issuance amounted to approximately NIS 18,336 (net of issuance expenses of NIS 1,013).

Each warrant (series 3) is exercisable into one share of common stock of the Company until June 30, 2009, in consideration for a cash payment of NIS 0.84. Warrants (series 3) which are not exercised by June 30, 2009 (inclusive) will expire, become null and void and not confer their holders any rights whatsoever.

NOTE 5 — STOCK BASED COMPENSATION
a.
On March 4, 2008 the Board of Directors approved the grant of 2,880,000 options for the purchase of up to 2,880,000 shares of the Company’s common stock to employees of the Subsidiary at an exercise price per share of $0.0782 pursuant to the Company’s 2003 Israeli Stock Option Plan.

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands, except for share and per share data
NOTE 5 — STOCK BASED COMPENSATION (CONT.)
b.	1.	A summary of the Company’s share option activities for options granted to employees under the plans excluding performance base options is as follows:

	Nine months ended September 30, 2008
			Weighted
			average
		Weighted	remaining
		average	contractual	Aggregate
		exercise	term	intrinsic
	Number	price	(in years)	value
Options outstanding at January 1, 2008	19,267,888	$0.127
Options granted	2,880,000	$0.078
Options exercised	(641,562)	$0.011
Options forfeited	(4,021,826)	$0.102

Options outstanding at September 30, 2008	17,484,500	$0.129	8.4	4.9

Options vested and expected to vest at September 30, 2008	13,107,387	$0.138	8.2	4.9

Options exercisable at September 30, 2008	6,311,438	$0.148	7.5	4.9

The weighted-average grant-date fair value of options granted to employees during the nine months ended September 30, 2008 was NIS 0.09 per option. The aggregate intrinsic value in the tables above represents the total intrinsic value (the difference between the Company’s closing stock price on the last trading day of September 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2008. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised by employees for the nine months ended September 30, 2008 was NIS 125.

The fair value for these options was estimated using the Binomial model option-pricing model.

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands, except for share and per share data
NOTE 5 — STOCK BASED COMPENSATION (CONT.)
b.	Option granted to employees (cont.):
2.	A summary of the activity under the performance share based options granted to employees as follows:

	Nine months ended September 30, 2008
			Weighted
			average
		Weighted	remaining
		average	contractual	Aggregate
		exercise	term	intrinsic
	Number	price	(in years)	value
Options outstanding at January 1, 2008 and September 30, 2008	2,390,000	$0.150	8.1	—

Options vested and expected to vest at September 30, 2008	2,390,000	$0.150	8.1	—

Options exercisable at September 30, 2008	2,240,000	$0.150	7.5	—

3.	The Company’s outstanding options to employees (including options under performance) as of September 30, 2008, have been separated into ranges of exercise prices as follows:

			Weighed average
	Options for		remaining
Exercise price	Common	Options	contractual term
per share	shares	exercisable	(in years)

$0.001	165,000	165,000	4.8
$0.02	2,879,500	2,665,750	6.5
$0.078	1,745,000	—	9.4
$0.089	2,500,000	—	9.0
$0.111	400,000	200,000	8.0
$0.120	2,500,000	—	9.0
$0.125	387,500	267,188	7.5
$0.149	690,000	681,250	7.7
$0.150	1,740,000	1,590,000	8.3
$0.151	2,500,000	—	9.0
$0.182	4,215,000	2,829,750	9.0
$2	152,500	152,500	1.7

	19,874,500	8,551,438	8.4

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands, except for share and per share data
NOTE 5 — STOCK BASED COMPENSATION (CONT.)
b.	Option granted to employees (cont.):
4.	Compensation expenses (income) related to options granted to employees were recorded to research and development expenses and general and administrative expenses, as follows:

					Period from
					inception
					(September 20,
	Nine months ended		Three months ended		1999) through
	September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008

Research and development expenses	(1,127)	(467)	8	(648)	571
General and administrative expenses	(531)	(536)	45	(1,658)	9,939

	(1,658)	(1,003)	53	(2,306)	10,510

As of September 30, 2008, there was NIS 56 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted to employees under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 1.8 years.

c.	1.	A summary of the Company’s share option activities for options granted to non-employees under the plans excluding performance base options is as follows:

	Nine months ended September 30, 2008
			Weighted
			average
		Weighted	remaining
		average	contractual	Aggregate
		exercise	term	intrinsic
	Number	price	(in years)	value
Options outstanding at January 1, 2008	2,106,635	$0.170
Options forfeited	(61,914)	$0.070

Options outstanding at September 30, 2008	2,044,721	$0.173	6.5	—

Options exercisable at September 30, 2008	1,557,221	$0.171	5.7	—

The Company accounted for its options to non-employees under the fair value method in accordance of SFAS 123(R) and EITF 96-18. The fair value for options granted to non-employees was estimated according to the principles determined in SFAS 123(R) based on binomial option pricing model and amounts to approximately NIS 30.

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands, except for share and per share data
NOTE 5 — STOCK BASED COMPENSATION (CONT.)
c.	Option granted to non-employees (cont.):
2.	A summary of the activity under the performance share-based options granted to non-employees is as follows:

	Nine months ended September 30, 2008
			Weighted
			average
		Weighted	remaining
		average	contractual	Aggregate
		exercise	term	intrinsic
	Number	price	(in years)	value
Options outstanding at January 1, 2008 and September 30, 2008	1,200,000	$0.111	8.0	—

Options vested and expected to vest at September 30, 2008	300,000	$0.111	8.0	—

Options exercisable at September 30, 2008	300,000	$0.111	8.0	—

3.	The Company’s outstanding options to non-employees (including options under performance) as of September 30, 2008, have been separated into ranges of exercise prices as follows:

			Weighed
			average
			remaining
	Options for		contractual
Exercise price	Common	Options	term
per share	shares	exercisable	(in years)

$0.02	136,523	136,523	6.8
$0.05	1,202,000	1,202,000	5.1
$0.111	1,200,000	300,000	8.0
$0.125	42,188	42,188	7.5
$0.182	650,000	162,500	9.0
$12	14,010	14,010	4.0

	3,244,721	1,857,221	7.0

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands, except for share and per share data
NOTE 5 — STOCK BASED COMPENSATION (CONT.)
c.	Option granted to non-employees (cont.):
4.	Compensation expenses (income) related to options granted to non-employees were recorded to research and development expenses and general and administrative expenses, as follows:

					Period from
					inception
					(September 20,
	Nine months ended		Three months ended		1999) through
	September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008

Research and development expenses	(326)	153	16	(72)	206
General and administrative expenses	(187)	(116)	9	(127)	1,324

	(513)	37	25	(199)	1,530

As of September 30, 2008, there was NIS 5 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted to non-employees under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 1.4 years.

d.	Options granted to Tmura — The Israeli Public Service Venture Fund and to American Friends of Tmura Inc. (“Tmura”).

As of September 30, 2008, the fair value of the liability in respect for the options issued was NIS 6. Compensation income of NIS 47, NIS 45 and of NIS 7 related to options granted to Tmura were recorded to general and administrative expenses during the nine-month periods ended September 30, 2008 and 2007 and the period from inception through September 30, 2008, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is intended to assist you in understanding our financial condition and plan of operations. You should read the following discussion along with our financial statements and related notes included in this Quarterly Report on Form 10-Q, as well as our Forms 8-K filed September 3, 2008; September 29, 2008; October 23, 2008 and October 30, 2008, our first amendment to the June 6, 2008 Form 8-K dated July 22, 2008, and our first amendment to the September 25, 2008 Form 8-K filed October 16, 2008 (collectively, the “Forms 8-K”). The Forms 8-K are incorporated by reference in response to this Item 2 as if fully set forth herein.
Overview
Together with our subsidiaries, TopSpin Urology, Ltd. and TopSpin Medical (Israel), Ltd., we design, research, develop and manufacture imaging devices that utilize MRI technology by means of miniature probes that image various body organs. We first began researching and developing this technology for use in diagnosis and therapy guidance of cardiology applications with the IVMRI product.
In 2006, we began to develop our technology for the detection of prostate cancer in a way which could potentially aid urologists in guiding prostate biopsies, staging of prostate cancer and guiding local treatment such as cryo- and brachy-therapy. We have since developed a preliminary prototype of the prostate imaging product and have conducted pre-clinical trials using this prototype for imaging excised human prostates. We have recently developed another prototype of the prostate imaging product, which incorporates both MRI and ultrasound sensors, and we began clinical trials with the FIM system on August 7, 2008. Due to our Board’s decision on October 27, 2008, as described in more detail below, we discontinued the clinical trails in October 2008.
On April 27, 2008 our Board of Directors determined to focus our resources on the development of the endorectal probe for the diagnosis of prostate cancer and to decrease expenses related to the cardiology application. In this regard, we have withdrawn our marketing application to the U.S. Federal Drug Administration (the “FDA”) regarding our IVMRI product that was originally filed in October 2007.
On July 13, 2008, we reached an agreement (the “Settlement Agreement”) with the Ziv Haft Trust Company Ltd., the Co-Trustee of the Series A Debentures (the “Series A Bonds”). As previously disclosed on the Forms 8-K, all of the conditions to the effectiveness of the Settlement Agreement were satisfied on September 25, 2008. On October 12, 2008, pursuant to the Settlement Agreement, we issued 450,000,000 shares of our common stock to the holders of the Series A Bonds (the “Bondholders”). On October 26, 2008, in further compliance with the Settlement Agreement, we paid NIS 12.5 million in cash with respect to each 1 NIS of the Series A Bonds (the “Cash Payment”). Following the Cash Payment on October 26, 2008, our Series A Bonds were cancelled.
On October 27, 2008, following the Cash Payment and in light of our reduced cash position, our Board decided to currently suspend the Company’s activities. In connection with this decision, the Board approved the termination all of our employees, except 3 employees in our finance department. In conjunction with this termination, the Board also decided to continue to seek financing opportunities in order to resume the Company’s operations.
Liquidity and Capital Resources
As described in Note 1 to the Consolidated Financial Statements, we have substantial doubt as to our ability to continue as a going concern as of September 30, 2008. Since our inception, we have financed our operations principally through private and public sales of equity securities, issuance of convertible notes and receipt of grants from the Office of the Chief Scientist of the Israeli Ministry of Industry, Trade and Labor, an Israeli governmental agency. As of September 30, 2008, we held approximately 5,300,000 NIS (approximately $1,549,000) in cash and cash equivalents. Our depleted cash position and the difficulty of raising funds through issuances of equity and debt securities in light of the current distressed market may make it difficult for us to continue as a going concern.

We estimate that we can satisfy our cash requirements for the next fiscal quarter ended December 31, 2008.
We intend to pursue new alternatives for raising additional funds. There are no assurances however, that we will be successful in obtaining an adequate level of financing needed for the long term development and commercialization of our proposed products.
Operating Activities
We used 22,957,000 NIS (approximately $6,711,000) of cash in operating activities in the nine months ended on September 30, 2008. In the same period in 2007, we used 21,295,000 NIS (approximately $6,225,000). The increase in net cash used in operating activities in 2008 is primarily attributable to a decrease in our trade payables and our other account payables.
Financing Activities
In November 2006, we raised net proceeds of 40,635,000 NIS (approximately $11,878,000) through the sale of Series A Bonds and Series 2 Warrants in a private placement. In June 2007, we raised net proceeds of 18,336,000 NIS (approximately $5,360,000) through the registered sale of Common Stock and Series 3 Warrants.
Net cash provided by financing activities was 42,000 NIS (approximately $12,277) during the nine month period ended September 30, 2008, compared to 16,483,000 NIS (approximately $4,818,000) net cash provided by financing activities during the nine months ended September 30, 2007.
Investing Activities
We have invested a substantial portion of our available cash funds in NIS-denominated bank deposits. In the nine month period ended September 30, 2008, we invested 12,763,000 NIS (approximately $3,731,000) compared to 51,633,000 NIS (approximately $15,093,000) in the same period in 2007. The decrease in cash invested was with respect to a reduction in our cash available for investment as the result of reserves set aside for the payment of the Cash Payment pursuant to the Settlement Agreement as discussed above.
Results of Operations
We have not recorded any revenues from operations since the time of our inception in September 1999. We have financed our operations principally through private and public sales of equity securities, issuance of convertible notes and receipt of grants from the Office of the Chief Scientist of the Israeli Ministry of Industry, Trade and Labor, an Israeli governmental agency. We use the funds generated by these activities to support research and development, administrative, and other expenses associated with developing, testing and marketing our proposed products. As discuss above under the heading “Liquidity and Capital Resources”, our reduced cash status has caused us to currently suspend our activities.
Research and Development Expense
Research and Development (R&D) expense consists of the costs associated with the development of our imaging devices, reduced by the value of the grant received from the Office of the Chief Scientist and income from experimental sales. In the nine months ended on September 30, 2007, we incurred 21,707,000 NIS (approximately $6,345,000) of R&D expense. In the same period in 2008, we reduced our R&D expense to 14,213,000 NIS (approximately $4,155,000). Following our Board’s decision to suspend non-administrative operations, we expect to reduce our R&D expenses significantly by the end of the year 2008.
Selling and Marketing Expense
Selling and Marketing expense includes expenses incurred in connection with marketing our imaging devices. For the nine months ended on September 30, 2008, Selling and Marketing expense was 562,000 NIS (approximately $164,000), as compared with 750,000 (approximately $219,000) of Selling and Marketing expense incurred during the same period in 2007.

General and Administrative Expense
General and Administrative (G&A) expense includes salaries of all employees other than research and development employees and sales and marketing employees and other general expenses incurred by us that are not related to research and development or sales and marketing activities, including legal expenses related to the settlement with the Bondholders discussed in further detail in Part II, Item 1 “Legal Proceedings” below. G&A expense for the nine months ended on September 30, 2008 decreased to 6,398,000 NIS (approximately $1,870,000) from 6,882,000 NIS (approximately $2,012,000) spent in the same period in 2007. This decrease was primarily due to decrease in stock based compensation expenses and due to voluntary reductions in the salaries of the Yaron Tal, CEO of the Company, and Eyal Kolka, VP of TopSpin Medical (Israel) Ltd, during July, August and September 2008.
In connection with the decision to terminate all but 3 employees, we will be required to make certain severance payments in the fiscal quarter ending on December 31, 2008. We anticipate that these severance costs, which generally include, with respect to each terminated employee, payment of one month’s salary, accumulated vacation days and additional payments related to the termination, will equal approximately NIS 1,705,000 in the aggregate (approximately $498,000).
Income Taxes
In connection with the implementation of the Settlement Agreement, the Company recorded NIS 5,375,000 (approximately $1,571,000) of provisional liabilities representing a conservative estimate of potential tax liability that we may incur in connection with the conversion of the Series A Bonds. The Company is seeking professional advisors to further investigate and determine the actual amount of tax due, if any, with respect to the conversion of the Series A Bonds.
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
We have determined to prepare our consolidated financial statements using the assumption that we will continue as a going concern because we believe that we may still be able to raise the additional funds necessary to resume our ordinary operations.
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
Our shares are traded in Israel in NIS. Our options granted to employees, directors and consultants are exercisable in U.S. Dollars. Our functional currency and the currency in which our employees are paid is NIS. Accordingly, until December 31, 2005, we considered all option plans as variable plans and thus the intrinsic value of all vested options is remeasured at each reporting date until the date of settlement. As of January 1, 2006, the fair value of the vested portion of the options was classified as a liability and remeasured at each reporting date until the date of settlement. In addition, an expense of 238,000 NIS was recorded on January 1, 2006 as a cumulative effect of a change in accounting principle. Compensation cost for each period until settlement shall be based on the change in the fair value of the options for each reporting period based on the binomial method. We recognize compensation expenses of the value of our options based on the accelerated method over the requisite service period of each of the options. All options granted under the Employee Stock Option Plan are cancelled upon termination of the optionee’s employment with us. In connection with the termination of all but 3 employees on October 27, 2008, we were required to calculate our liability under the Employee Stock Option Plan as of September 30, 2008 as though the termination had been effective, as of September 30, 2008, and as though the options granted pursuant to that plan automatically expired on that date.
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
In accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock” (EITF 00-19), we recorded the consideration paid for the Convertible Bonds and Series 2 Warrants as a liability. The Series 2 Warrants were recorded as a liability based on their fair value. According to EITF 05-2, “The Meaning of Conventional Convertible Debt Instrument in Issue No. 00-19”, the Convertible Bonds are considered as non conventional convertible debentures. As such, the bifurcation of the conversion feature was required. In addition, we considered the commission of 2% to be paid to the placement agent of the Convertible Bonds and Series 2 Warrants placement in November 2006 upon the conversion of the Convertible Bonds as an embedded derivative. The fair value of the embedded derivative was recorded as a liability. We estimated the fair value of the abovementioned liabilities using a binomial model, except that following the listing of the Series 2 Warrants for trade on the TASE we estimated this liability based on its market value. The binomial model requires the use of several assumptions made by us, which affect the estimated fair value of the liabilities. The significant assumption we used in determining the fair value of the abovementioned liabilities was expected volatility, which is based on historical volatilities from traded stock of similar companies and on historical volatility of the market price of our shares of Common Stock on the TASE.
Starting January 1, 2008, we elected to adopt the provisions of SFAS No. 159 and consequently the convertible debentures are measured entirely at fair market value with changes in fair market value recorded in earnings.

Off-Balance Sheet Arrangements
Commitments to Pay Royalties to the Chief Scientist
TopSpin Israel obtains grants from the OCS for participation in research and development and, in return, is obligated to pay royalties amounting to 3% of sales during the first three years from the start date of the repayments and 3.5% of sales from the fourth year until the full repayment of the grants. The grants are linked to the exchange rate of the dollar and bear interest of LIBOR per annum. As of September 30, 2008, the total amount of grants obtained equals approximately 14,066,000 NIS (approximately $4,112,000).
Office Lease Commitments
In July 2003, TopSpin Israel signed an agreement with a third party for the lease and maintenance of a space where we maintain our offices, laboratories and a “clean room” for the production of our products for a period of five years. In December 2006, TopSpin Israel entered into an additional five-year lease agreement with the same third party for the lease of additional space at the same facility. On October 15, 2008, we notified the third party that we intend to terminate both leases as of November 30, 2008.
Bank Guarantee for Office Lease
TopSpin Israel pledged a bank deposit, which is used as a bank guarantee, amounting to approximately NIS 485,000 (approximately $142,000), as of September 30, 2008 to secure its payments under the lease agreements.
Motor Vehicles Lease Commitment
TopSpin Israel leases motor vehicles under operating lease agreements for 36 months. The monthly lease payments are approximately 40,000 NIS (approximately $12,000) as of September 30, 2008. The Company paid the last three months of the lease in advance. Future rental commitments under the existing lease agreement as of September 30, 2008 are 460,000 NIS (approximately $134,000) for the first year, 403,000 NIS (approximately $118,000) for the second year and 147,000 NIS (approximately $43,000) for the third year, for amounts totaling 1,051,000 NIS (approximately $307,000). Following the Board decision to terminate the employment of most of our employees, we intend to terminate most of the motor vehicle leases by the end of the 2008. The early termination of our motor vehicle leases will cause us to forfeit security deposits paid in connection with those leases.

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
As of September 30, 2008, our management, including the Chief Executive Officer and Director of Finance, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on such evaluation, our management concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.
There have not been any changes in our internal control over financial reporting during the three month period ended on September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On July 13, 2008, we reached an agreement with the Co-Trustee of the Series A Bonds as previously disclosed on our Forms 8-K. The Settlement Agreement provided for the conversion of each outstanding NIS 1 of Series A Bonds into 9 shares of our common stock and 0.25 NIS in cash. The conditions required to be satisfied before the Settlement Agreement were satisfied on September 25, 2008. Pursuant to the Settlement Agreement, on October 12, 2008 we issued 450 million shares of our common stock to the Bondholders and cancelled our Series A Bonds.
ITEM 1A. RISK FACTORS
The reader should carefully consider, in connection with the other information in this report, the factors discussed in Part I, Item 1A — “Risk Factors” of the Company’s 2007 Annual Report on Form 10-K and in Part I, Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report. These factors could cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere. In addition to the factors referenced above, the reader should also consider the following risk factors:
The cash payment in satisfaction of our obligations under the Settlement Agreement has adversely affected our business and our liquidity and has raised substantial doubt about our ability to continue as a going concern.
We were forced to make a cash payment in the amount NIS 12,500,000 in satisfaction of our obligations under the Settlement Agreement. This payment significantly reduced the amount of cash we had and have available to maintain research and development, marketing, and other activities conducted in the ordinary course of our business. Therefore, our status as a going concern is substantially in doubt.
Our reduced cash status has caused us to currently suspend our activities.
We were forced to terminate all of our employees except three employees in our finance department and we will incur termination fees in connection with the early termination of our property and motor vehicle leases. We may not be able to raise additional funds to resume our regular business operations.
Recent disruptions in the financial markets could affect our ability to obtain financing on reasonable terms.
The global stock and credit markets have recently experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in certain cases have resulted in the unavailability of certain types of financing. Continued uncertainty in the stock and credit markets may negatively affect our ability to raise the additional funds that we believe are necessary to maintain our status as a going concern.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
As disclosed in Part II, Item 1 “Legal Proceedings” of the periodic report on Form 10-Q filed on August 14, 2008, which is incorporated herein by reference, the Settlement Agreement between us and the Co-Trustee of the Series A Bonds required that shares representing not less than 75% of the value of the shares present at a properly convened meeting be voted in favor of approving the Settlement Agreement. In accordance with this requirement, a meeting of the stockholders of the Company was convened on August 13, 2008 (the “Stockholders Meeting”). At the Stockholders Meeting, (i) 80,118,871 shares, representing over 75% of the value of the shares present at the meeting, were voted in favor of approving the Settlement Agreement; and (ii) 98,085,952 shares, representing a majority of shares preset at the meeting, voted in favor of an amendment to the Company’s Certificate of Incorporation that increased the authorized capital stock of the Company to 1,000,000,000 shares of common stock.

At the Stockholders Meeting, the total votes cast with respect to each proposal were as follows:

Proposal	For	Against
Approval of Settlement Agreement	80,118,871	249,712
Approval of Amendment to Certificate of Incorporation	98,085,952	0
ITEM 6. EXHIBITS

Exhibit
Number		Description

4.1		First Supplemental Indenture, by and between Topspin Medical Inc., Wilmington Trust Company (as the Indenture Trustee) and Ziv Haft Trust Company Ltd., dated as of September 18, 2008.

99.1		Termination Agreement by and between TopSpin Medical (Israel) Ltd. and Top Medical B.V., dated August 28, 2008.

31.1	*	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)

31.2	*	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)

32	*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Certifications as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	-	filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOPSPIN MEDICAL, INC.
Date: November 14, 2008	By:	/s/ Yaron Tal
Chief Executive Officer

Date: November 14, 2008	By:	/s/ Tami Sharbit-Bachar
Director of Finance

EXHIBIT INDEX

Exhibit
Number	Description

4.1	First Supplemental Indenture, by and between Topspin Medical Inc., Wilmington Trust Company (as the Indenture Trustee) and Ziv Haft Trust Company Ltd., dated as of September 18, 2008.

99.1	Termination Agreement by and between TopSpin Medical (Israel) Ltd. and Top Medical B.V., dated August 28, 2008.

31.1*	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)

31.2*	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)

32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Certifications as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	-	filed herewith.