Form 10-K
period 2008-12-31
TOPSPIN MEDICAL INC
filed 2009-03-30
CIK 1211805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                        to
Commission File Number: 333-144472
TOPSPIN MEDICAL, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	510394637
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
Derech Hashalom 53
Givataim
Israel 53454
(Address of Principal Executive Offices)
Registrant’s Telephone Number, Including Area Code: 972-3-9470921
Securities registered pursuant to Section 12(b) of the Act: Not applicable
Securities registered pursuant to Section 12(g) of the Act: Not applicable
Indicate by check mark if the registrant is a well-known seasoned, issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☑ No ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
As of March 1, 2009, 756,870,882 shares of the registrant’s Common Stock, $0.001 par value per share, were outstanding. As of such date, the aggregate market value of the common equity held by non-affiliates of the registrant was approximately NIS 5,311,924 ($1,276,291 (based upon the New Israeli Shekel (“NIS”)/U.S. Dollar exchange rate of NIS 4.162 for every U.S. Dollar as of March 1, 2009). Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the Tel Aviv Stock Exchange on March 1, 2009. For purposes of determining this amount only, the registrant has defined affiliates as including the executive officers and directors of the registrant on March 1, 2009.

PART I
This Annual Report on Form 10-K of TopSpin Medical, Inc. and its subsidiaries (“TopSpin” or the “Company”, or “us”, or “we” or “our”) for the fiscal year ending December 31, 2008 contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Those statements are therefore entitled to the protection of the safe harbor provisions of these laws. These forward-looking statements, which are usually accompanied by words such as “may,” “might,” “will,” “should,” “could,” “intends,” “estimates,” “predicts,” “potential,” “continue,” “believes,” “anticipates,” “plans,” “expects” and similar expressions, involve risks and uncertainties, and relate to, without limitation, statements about our market opportunities, our strategy, our competition, our projected revenue and expense levels and the adequacy of our available cash resources. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or forecasted in, or implied by, such forward-looking statements.
Although we believe that the expectations reflected in these forward-looking statements are based upon reasonable assumptions, no assurance can be given that such expectations will be attained or that any deviations will not be material. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report on Form 10-K for the fiscal year ending December 31, 2008 may not occur and our actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We disclaim any obligation or undertaking to disseminate any updates or revision to any forward-looking statement contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.
Unless specified otherwise, all U.S. Dollar amounts in this Annual Report on Form 10-K are calculated using the NIS/U.S. Dollar exchange rate of NIS 3.8020 for every U.S. Dollar as of December 31, 2008.
Item 1. Description of Business.
Overview
We were incorporated in Delaware on September 20, 1999. We have conducted all of our business operations through our wholly-owned Israeli subsidiary, TopSpin Medical (Israel) Ltd. (TopSpin Israel). TopSpin Israel was incorporated on October 5, 1999 to engage in research and development of MRI technology using miniaturized MRI sensors.
On September 1, 2005, we issued securities to the public in Israel and our shares of common stock began to trade on the Tel Aviv Stock Exchange (TASE). In 2007 we registered some of our securities with the U.S. Securities and Exchange Commission (SEC). Our securities are traded only on the TASE in NIS. (See PART II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”—“Market for Common Equity and Related Stockholder Matters”).
Until we suspended our activities due to financial considerations in October 2008, we were engaged through TopSpin Israel, in the design, research, development and manufacture of imaging devices that utilize MRI technology by means of miniature probes for various body organs. In 1999, we began researching and developing this technology for use in the diagnosis and therapy guidance of heart disease and more specifically of heart attacks (the “IVMRI Catheter”). During 2006, we expanded our miniaturized MRI activities and began development of a prostate imaging product that could potentially be used for diagnosis and therapy guidance to prostate cancer (the “Urology Product”).

Our technology enables healthcare professionals to perform local, MRI-based, tissue characterization and imaging of specific regions of a patient’s body using a portable probe without the need for an external MRI scanner. Because existing external MRI scanners need to apply a powerful, homogenous magnetic field over large parts of the human body, they are very large and cumbersome. With our IVMRI Catheter, the imaging probe is miniaturized to a size of less than 2 millimeters in diameter and is integrated into an intravascular catheter for imaging the coronary arteries. In the Urology Product, we used our MRI technology by combining an MRI probe and an endorectal ultrasound for imaging the prostate and diagnosing prostate cancer.
In April 2008, we adopted significant changes to our business plan following an analysis of our business and our financial resources. Pursuant to the plan, we shifted our focus and resources to the development of the endorectal probe for the diagnosis of prostate cancer which incorporates our Urology Product and decreased expenses related to development of the IVMRI Catheter. Our adoption of the revised business plan was primarily guided by market feedback received following the initial sales of the IVMRI Catheter, which suggested that the current generation of the IVMRI Catheter is not yet suitable for full-scale commercial distribution, but can be used for gathering clinical information. Further, we determined that considerable resources and time would be necessary to address the limitations relating to its use. In addition, discussions with experts in interventional cardiology suggested that the field of vulnerable plaque detection the originally intended application of the IVMRI Catheter has become more challenging due to the recent focus on supporting the safety and efficacy of existing medical products and prevention-based technologies, as opposed to the development of innovative longer term technologies such as the IVMRI Catheter.
In October 2008 we paid NIS 12,513,000 (approximately $3,291,163) as part of a settlement with holders of our Series A Debentures (see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation"). Because the grants due to us for the years 2007 and 2008 from the Office of the Chief Scientist of the Israeli Ministry of Industry, Trade and Labor (OCS), an Israeli governmental agency, were not received in the expected timeframe, our Company encountered a challenging financial situation. As a result of the combination of the substantial outlay of cash in connection with the settlement and the lack of cash inflow from the OCS grants, on October 27, 2008, we decided to terminate the employment of all of TopSpin Israel’s employees (excluding the finance department and employees who were pregnant or on maternity leave) and suspend our operational activities (both with respect to the IVMRI Catheter and the Urology Product).
We are continuing our efforts to raise financing in order to continue our activities, including examination of the acquisition of new business lines in consideration for shares of our Common Stock and/or cash. Due to the sophistication of our product and our unique knowledge, we estimate that should we decide to continue our activities in the MRI field it will require significant financial resources, recruitment and training of qualified employees and engaging suitable suppliers and subcontractors. In February 2009, we raised an aggregate of NIS 900,000 (approximately $236,717) through the issuance of shares of our Common Stock to support these efforts . We can provide no assurances however, that we will be successful in identifying and operating such new business activities or obtaining an adequate level of financing needed for such activities.
We have not generated any revenues to date and have not achieved profitable operations or positive cash flows from operations. We have an accumulated deficit of NIS 180,441,000 (approximately $47,459,495) as of December 31, 2008, and have incurred a net loss of NIS 20,150,000 (approximately $5,299,842) and negative cash flow from operating activities in the amount of NIS 25,398,000 (approximately $6,680,168) for the year ended December 31, 2008.

Our Products
Cardiology Field
Until April 2008, we conducted the majority of our operations in the field of medical devices for interventional cardiology. We developed an intravascular MRI, or IVMRI, catheter device intended to image a patient’s coronary arteries that supply blood to the heart. The IVMRI Catheter aims to provide the physician with information to enhance the diagnosis and treatment of coronary artery disease, or CAD. CAD is caused by pathological changes in the function and composition of coronary artery walls leading to the formation of plaque. These plaques can grow until they significantly occlude arterial blood flow and cause ischemia. In stable plaques, comprising mainly fibrous tissue, the rate of development of arterial narrowing, or stenosis, is slow, leading mainly to stable angina that can be treated in most cases by percutaneous coronary intervention, namely using a balloon or stent to open the narrowing and restore normal blood flow. A more significant risk is potentially caused by unstable, or vulnerable, plaques. These vulnerable plaques are mainly characterized by lipid-rich cores that are separated from the lumen, the arterial blood flow duct, by a thin fibrous cap. Inflammatory processes may lead to the weakening and rupture of the fibrous cap, the release of lipid-rich material into the lumen and forming of thrombus, or blood clots, that can rapidly lead to significant vessel narrowing. This rapid narrowing of an originally partially open arterial segment due to vulnerable plaque rupture and thrombosis is believed to be the underlying cause of most acute coronary syndromes such as unstable angina and heart attacks.
In 2003, we completed the development of the initial IVMRI Catheter prototype intended for use in clinical trials. Twenty-nine European patients participated in the first in man clinical trial through the end of 2004. The patients whose coronary arteries were examined using the IVMRI Catheter during these trials sustained no major adverse cardiac events over a thirty day period after the catheterization. Thus, the trial confirmed the safety of the use of the IVMRI Catheter in patients. Since 2005, we extended the clinical trial using an amended protocol in Europe, Israel and the United States. This amended protocol consisted of additional data, such as blood tests, intravascular ultrasound measurements in some patients and an increased number of measurements per patient with our IVMRI Catheter. The trial was intended to further demonstrate the safety and performance of the IVMRI Catheter in a larger number of patients, as required by the United States Food and Drug Administration (FDA). We completed this trial in June 2007. In the aggregate, approximately 160 patients participated in the abovementioned clinical trials. In December 2006, we received the CE Mark for this product and in October 2007 we filed a marketing application with the FDA based on clinical trials in order to obtain the FDA’s approval to market and sell the first generation IVMRI Catheter in the United States. As of June 30, 2007, we finished the development of a more advanced version of our first generation IVMRI Catheter for which we received a CE Mark in August 2007. In July 2008, we decided to withdraw the abovementioned FDA application. Due to the fact that we decided to cancel our participation in annual testing of the CE Mark, our CE Mark was cancelled on December 5, 2008.
Urology Field
In early 2006, we began to develop our MRI technology for imaging prostate cancer. We developed a system for urology clinics, which consists of an external console and an integrated endorectal MRI and ultrasound probe. The system is designed for the detection of prostate cancer to potentially aid urologists in guiding prostate biopsies, staging of prostate cancer and guiding local treatment such as cryo- and brachy-therapy.
On September 13, 2006, we entered into an agreement with the Technion Institute for Research and Development Ltd. (Technion) for the development of a prototype of a prostate imaging probe for the diagnosis of prostate cancer. A patent application covering this invention was filed in September 2008. The agreement with the Technion was terminated in November 2008 and Technion was at that time granted joint ownership of any patent resulting from its research. As a part of the termination of the Technion agreement, Technion retained the prototype developed which it can use for research purposes, provided that we retain the right to use it to demonstrate the technology to potential investors.
By 2008, we developed our second prototype of the prostate imaging product, which incorporates both MRI and ultrasound sensors. In August 2008, we initiated clinical trials with this product on 11 patients immediately upon approval of the ethics committee in a Romanian hospital to determine its ability to differentiate between cancer and other non-cancerous prostate tissue using this prototype. We planned to complete these clinical trials by the end of March 2009 but suspended them in October 2008 due to financial considerations.

Competition in the Cardiology and Urology Markets
We believe that some of our competitors in the cardiology and urology markets have significantly greater financial and human resources and have established relationships with healthcare professionals. In addition, our competitors might have established distribution networks, have greater resources for product development, sales, marketing and additional lines of products. However, due to the fact that we changed our focus from the cardiology to the urology market in April 2008 and later suspended all our business activities in November 2008, we do not have updated and accurate information regarding competitive conditions in these markets.
Expenditures on Research and Development
From the time of our inception in 1999 through December 31, 2008, we invested a total of NIS 135,023,000 (approximately $35,513,677) in gross research and development expenses. We have funded our research and development expenses from our own resources and from the OCS.
Cardiology
From 2004 through December 31, 2007, the OCS issued approval letters to TopSpin Israel approving four programs for development of the IVMRI Catheter for imaging the coronary arteries, totaling NIS 43,300,000 (approximately $11,388,742), under the Israeli Promotion of Research and Development in Industry Law of 1984. According to these approval letters, TopSpin Israel was entitled to a grant of 40% of the approved expenses in these programs for research and development. The OCS has notified us that it approved a total of NIS 10,113,000 (approximately $2,659,916) of recognized expenses in 2004, NIS 9,371,000 (approximately $2,464,755) of recognized expenses in 2005, NIS 11,500,000 (approximately $3,024,723) of recognized expenses in 2006 and NIS 10,800,000 (approximately $2,840,610) of recognized expenses in 2007. As of December 31, 2008, we have actually received funds totaling approximately NIS 4,021,000 (approximately $1,057,601) for 2004, NIS 3,869,000 (approximately $1,017,622) for 2005, NIS 4,572,000 (approximately $1,202,525) for 2006 and NIS 4,294,000 (approximately $1,129,406) for 2007.
In April 2008, the OCS issued another approval letter to TopSpin Israel approving the program for development of the IVMRI Catheter for imaging the coronary arteries, totaling NIS 9,785,000 (approximately $2,573,645). According to this approval letter, TopSpin Israel was entitled to a grant of 30% of the approved expenses in this program for research and development. To the best of our knowledge, we have fulfilled all legal and technical requirements according to the approval, and therefore believe that we are eligible to receive another NIS 1,600,000 (approximately $420,831) from the OCS. However, we do not know if and when these funds will be transferred to us.
Urology
In 2006, the OCS issued an approval letter to us approving a program for the development of an endorectal MRI system for the imaging of prostate cancerous tumors under the Israeli Promotion of Research and Development in Industry Law of 1984. It awarded a total of NIS 3,200,000 (approximately $841,662). According to this approval letter, we were entitled to a grant of 40% of the approved expenses in this program for research and development. As of December 31, 2008, we received NIS 1,228,000 (approximately $322,988) from the OCS .
In April 2008, the OCS issued an approval letter to us approving a program for the development of an endorectal MRI system for the imaging of prostate cancerous tumors under the Israeli Promotion of Research and Development in Industry Law of 1984. It awarded a total of NIS 5,135,000 (approximately $1,350,605). According to this approval letter, we were entitled to a grant of 40% of the approved expenses in this program for research and development. To the best of our knowledge, we have fulfilled all legal and technical requirements according to the approval, and therefore believe that we are eligible to receive another NIS 1,600,000 (approximately $420,831) from the OCS. However, we do not know if and when these funds will be transferred to us.

According to the Israeli Regulations for the Promotion of Research and Development in Industry (Royalty Rates and Rules of their Application) 1996, we must pay the Chief Scientist royalties during the commercial stage of the project, that is once marketing of our product begins, at a rate of 3% of sales during the first three years from the start of repayment and 3.5% of sales from the fourth year onward until the full repayment of the grants, which are linked to the U.S. Dollar and bear interest.
Intellectual Property
As of December 31, 2008, TopSpin Israel owns five registered patents and twelve pending patent applications worldwide for its technology, one of which is jointly owned with the Technion (see Part I, Item 1. “Description of Business — Urology Field”). In the United States, TopSpin Israel holds the exclusive rights to three patents. U.S. Patent No. 6,377,048, entitled Magnetic Resonance Imaging Device for Operation in External Magnetic Fields, issued April 23, 2002 concerns the use of our MRI technology in conjunction with a conventional MRI device and expires on November 8, 2020. U.S. Patent No. 6,704,594 entitled Magnetic Resonance Imaging Device, issued March 9, 2004 and U.S. Patent No. 6,600,319, entitled Magnetic Resonance Imaging Device, issued July 29, 2003 concern the basic technology for local MRI imaging from a miniature imaging probe. They expire on November 6, 2020 and November 30, 2020, respectively. In addition, we hold the exclusive rights to Patent No. 149945 in Israel and Patent No. 3872431 in Japan, both which concern our basic technology for local MRI imaging from a miniature probe.
Potential Customers and Marketing Efforts
Cardiology
Potential customers for the IVMRI Catheter include hospitals, clinics and medical institutions that operate cardiac cath labs. Initially, we planned to sell our products to leading medical centers, who could also participate in a post-marketing clinical program intended to build indications for using IVMRI in clinical practice. We made experimental sales of the IVMRI Catheter to four European hospitals during 2008 through our distributor, Top Medical B.V.
On August 28, 2008, we agreed to terminate our existing agreement with Top Medical B.V., pursuant to which Top Medical B.V. served as the exclusive distributor and marketer of our IVMRI Catheter system in the Netherlands, Belgium and Luxembourg. We elected to terminate this distribution agreement in connection with the shift in our business focus away from IVMRI Catheters and towards applications of our technology in the field of urology. In connection with the termination, Top Medical B.V. returned all consoles and unused catheters previously rented and purchased and we in turn made a final payment of $14,500, which represents the value of the returned equipment less the amount owed to us by Top Medical B.V. There are no outstanding obligations or rights under this agreement.
On July 29, 2007, we entered into an agreement with Johnson & Johnson Medical Israel, a Division of J — C Healthcare L.T.D., a company organized under the laws of Israel, for the distribution of our IVMRI Catheter in Israel. The agreement provided for the appointment of Johnson & Johnson Medical Israel as our exclusive distributor and marketer of the IVMRI Catheter in Israel. Johnson & Johnson has not started distributing in Israel and therefore this agreement is inactive, although it has not been officially terminated. There are no outstanding obligations or rights under this agreement.

Urology
Potential customers for the Urology Product include hospitals, clinics and medical institutions that operate endorectal ultrasound equipment. We have to date made no sales of the Urology Product.
Suppliers and Subcontractors
We bought our IVMRI Catheter components from dozens of suppliers and do not possess written agreements with the majority of these suppliers. Instead, we place purchase orders from time to time according to our needs. These suppliers provided raw materials, components and various services, as well as processes related to the IVMRI Catheter.
We believe that alternative suppliers can be found for the majority of raw materials, components and services within one to two months. We might require several months to replace a small number of suppliers because of the time required to train new suppliers and have the new suppliers adjust their products to our needs.
In addition, we have entered into arrangements with subcontractors for providing various services related to the development of our imaging products and the performance of pre-clinical and clinical trials with our products.
However, since we suspended our activities in October 2008, we currently do not require any of these services.
Governmental Regulation: Medical Devices
Our products are subject to governmental regulation regarding medical devices in Europe, the United States, Japan and elsewhere. For this purpose, we employ experienced consultants on regulation and quality assurance in the European and United States markets, notably with regard to regulatory permits for interventional cardiology.
However, since we suspended our activities in October 2008, we suspended all of our efforts to obtain governmental regulatory approvals.
The FDA
The U.S. Food and Drug Administration (FDA) is an agency of the United States Department of Health and Human Services and is responsible for regulating and supervising the safety of foods, dietary supplements, drugs, vaccines, biological medical products, blood products, medical devices, radiation-emitting devices, veterinary products, and cosmetics. The FDA is responsible for the premarket approval of all medical devices, as well as overseeing the manufacturing, performance and safety of these devices, as well as the authorization of clinical trials.
In October 2007, we filed a marketing application with the FDA in order to obtain the FDA’s approval to market and sell the first generation IVMRI Catheter in the United States. Considering our financial status and additional efforts still required in order to proceed and follow up with the FDA application, in July 2008, we withdrew this application.
The CE Mark
The CE marking (also known as CE mark) is a mandatory conformity mark on many products placed on the single market in the European Economic Area (EEA). The CE marking does not certify that a product has met EU consumer safety, health or environmental requirements. By affixing the CE marking, the manufacturer or person placing the product on the market or putting it into service asserts that the item meets all the essential requirements of the relevant European Directive(s).

In December 2006, we received the CE Mark for our first generation IVMRI Catheter system and in August 2007 we receive a CE Mark for a more advanced version of our first generation IVMRI Catheter. Due to the fact that we decided to cancel our participation in annual testing of the CE Marks, our CE Marks were cancelled on December 5, 2008.
Employees
Due to financial difficulties, as of December 31, 2008, we had retained only six full-time employees of which three were on maternity leave and one was completing his employment with the Company following the issuance of a notice of termination stating that such employee’s termination would be effective February 19, 2009. All employees on maternity leave as of December 31, 2008 are due to be terminated by March 31, 2009. The remaining two employees of TopSpin Israel as of the date of this filing are our Director of Finance and the Controller. We do not have any other employees.
None of our employees represented by a collective bargaining agreement, nor have we experienced any work stoppages. We believe that our relations with our remaining employees are good. As of December 31, 2008, we have not adopted a code of ethics but intend to do so if and when we restart our suspended activities or enter into new business activities.
Item 1A. Risk Factors.
Not applicable.
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties.
In 2003, TopSpin Israel entered into a five-year lease agreement with a third party for the lease of offices, laboratories and a “clean room” for the production of our MRI-based product. This lease costs approximately NIS 650,000 (approximately $170,963) annually. In December 2006, we entered into an additional five-year lease agreement with the third party for the lease of additional space at the same facility at a cost of approximately NIS 110,000 (approximately $28,932) annually. The term of the 2003 lease agreement ended on November 30, 2008, and we decided not to exercise the option to renew. The 2006 lease agreement was also terminated in accordance with its terms. We do not have any outstanding obligations with respect to these lease agreements, except for payments required for painting and minor repairs after our departure. We are currently disputing the exact sum to be paid in this regard with the landlord, but estimate that the sum will not exceed NIS 30,000 (approximately $7,890).
Since December 1, 2008, our office is situated at the offices of Top-Notch Capital Ltd. (Top-Notch), located at Derech Hashalom 53, Givataim, Israel, where we use one room free of charge using computers and other office supplies owned by us. One of our directors, Ehud-Moshe Gilboa, is a controlling shareholder of Top-Notch. We believe that this arrangement is sufficient to meet our current needs. However, in the near future, we are planning to rent a small office space, and in the long-term, we will reevaluate the need for additional facilities based on our growth and future needs with respect to management, administration, marketing and manufacturing requirements.

Before we vacated the premises in November 2008, we sold the engineering and technical equipment we owned for the manufacture and development of our products and additional computers and office equipment for an aggregate NIS 427,000 (approximately $112,309).
Item 3. Legal Proceedings.
As of December 31, 2008, we were not a party to any material legal proceeding.
Item 4. Submission of Matters to a Vote of Security Holders.
At our annual general meeting of stockholders convened on December 3, 2008 and adjourned for lack of quorum to December 10, 2008, Mr. Ran Ben-Or and Dr. Eran Feldhay were elected to our Board of Directors as independent directors, and Messrs. Ehud Moshe Gilboa, Elhanan Moaz, Gideon Even-Struelesi, Avi Molcho and Ms. Shlomit Oren were elected as directors, all of such directors to hold office until the next annual general meeting of stockholders. All votes were cast for all directors and independent directors. There were no abstentions and no broker non-votes. The shareholders voted at the meeting as following:

Director	For	Against
Ran Ben-Or	129,398,878	0
Eran Feldhay	129,398,878	0
Ehud Moshe Gilboa	228,259,462	0
Elhanan Moaz	228,259,462	0
Gideon Even-Struelesi	228,259,462	0
Avi Molcho	228,259,462	0
Shlomit Oren	228,259,462	0

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market for Common Equity and Related Stockholder Matters
Our shares of Common Stock and our Series 2 Warrants and Series 3 Warrants are listed for trading on the TASE. On February 28, 2008, 22,522 of our outstanding Series 1 Warrants were converted into shares of our Common Stock and all warrants that remained unexercised as of the close of business of such date expired and were delisted from TASE. The information below refers to shares of our Common Stock and our Series 2 Warrants and Series 3 Warrants that are currently traded on TASE under the symbols “TOPMD”, “TOPMD.W2” and “TOPMD.W3”, respectively. Prior to delisting, our Series 1 Warrants traded on TASE under the symbol “TOPMD.W1”. Public trading of our shares of Common Stock and our Series 1 Warrants commenced on September 6, 2005. Public trading of our Series 2 Warrants and Series 3 Warrants commenced on September 17, 2007. We have never declared any dividends on any of these securities.
The following tables set forth, for the periods indicated, the range of high and low per share sale prices for our Common Stock and our Series 2 Warrants and Series 3 Warrants as reported on TASE.
Common Stock

	2007
	High		Low
First quarter	NIS	0.921	NIS	0.757
Second quarter	NIS	0.894	NIS	0.790
Third quarter	NIS	0.895	NIS	0.669
Fourth quarter	NIS	0.753	NIS	0.340

	2008
	High		Low
First quarter	NIS	0.377	NIS	0.218
Second quarter	NIS	0.233	NIS	0.022
Third quarter	NIS	0.110	NIS	0.020
Fourth quarter	NIS	0.028	NIS	0.010
Series 1 Warrants

	2007
	High		Low
First quarter	NIS	0.290	NIS	0.241
Second quarter	NIS	0.267	NIS	0.172
Third quarter	NIS	0.205	NIS	0.106
Fourth quarter	NIS	0.119	NIS	0.017

	2008
	High		Low
First quarter From January 1, 2008 through February 28, 2008	NIS	0.015	NIS	0.010
Series 2 Warrants

	2007
	High		Low
Third quarter — From September 17, 2007 through end of Third quarter (September 30, 2007)	NIS	0.259	NIS	0.120
Fourth quarter	NIS	0.168	NIS	0.039

	2008
	High		Low
First quarter	NIS	0.093	NIS	0.021
Second quarter	NIS	0.034	NIS	0.010
Third quarter	NIS	0.012	NIS	0.010
Fourth quarter	NIS	0.010	NIS	0.010
Series 3 Warrants

	2007
	High		Low
September 17, 2007 through end of Third quarter (September 30, 2007)	NIS	0.197	NIS	0.098
Fourth quarter	NIS	0.235	NIS	0.047

	2008
	High		Low
First quarter	NIS	0.139	NIS	0.049
Second quarter	NIS	0.080	NIS	0.010
Third quarter	NIS	0.018	NIS	0.010
Fourth quarter	NIS	0.010	NIS	0.010
Recent Sales of Unregistered Securities
Conversion of Warrants
On February 28, 2008, 22,522 of our outstanding Series 1 Warrants were converted into shares of our Common Stock for an aggregate exercise price of NIS 19,903 (NIS 0.88 per share).
Stock Options
During the fiscal year ended December 31, 2008, a total of 641,562 unregistered options under our 2003 Israeli Stock Option Plan were exercised by 3 of our former employees with gross proceeds of NIS 23,988 (approximately $6,309), for 641,562 shares of our Common Stock.
Holders of Securities
As of December 31, 2008, we had 39 stockholders of record and one holder of record for each of our Series 2 Warrants and Series 3 Warrants.
Dividends
Holders of the common stock are entitled to equal ratable rights to dividends and distributions with respect to the common stock, as may be declared by the Board of Directors out of funds legally available. We have never declared any dividends on any of our securities, and do not intend to do so in the foreseeable future.

Securities Authorized For Issuance Under the Equity Compensation Plans
The following table sets forth the aggregate number of securities to be issued upon the exercise of outstanding options, warrants and rights under our equity compensation plans, and the number of securities remaining available for future issuance under our equity compensation plans as of December 31, 2008:

Equity Compensation Plan Information
			Number of securities
			remaining available for
			future issuance under
	Number of securities to be	Weighted-average	equity compensation
	issued upon exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	11,881,761	0.092	19,741,010

Total	11,881,761	0.092	19,741,010

Use of Proceeds from Best-Efforts, Direct Public Offering
Our registration statement on Form SB-2 (Commission File No. 333-142242) covering our best-efforts, direct public offering of up to 26,500,000 Units (each Unit consisting of (i) two shares of our Common Stock and (ii) one Series 3 Warrant to purchase one share of our Common Stock) was declared effective by the SEC on June 4, 2007. The offering commenced on June 5, 2007. In June 2007, we sold 12,199,201 Units and have not sold any additional Units since then. As of June 4, 2008, the offering for the remaining 14,300,799 Units expired.
The Units were offered through certain of our executive officers and directors, to whom no commissions or other compensation will be paid on account of such activities. This offering was conducted without any involvement of underwriters or selling agents.
We registered 26,500,000 Units (which in the aggregate consists of (i) 53,000,000 shares of Common Stock and (ii) 26,500,000 Series 3 Warrants, of which Series 3 Warrants there are 26,500,000 underlying shares of Common Stock) at an offering price of NIS 1.586 per Unit, yielding an aggregate, registered offering price of approximately NIS 42,029,000. As of December 31, 2008, we had sold 12,199,201 Units, and the aggregate offering price of such sold amount is NIS 19,347,933.
From June 4, 2007 to December 31, 2008, we incurred the following expenses in connection with our best-efforts, direct public offering in the following amounts (as approximated, in thousands):

Underwriting discounts and commissions		—
Finders’ fees		—
Expenses paid to or for our underwriters		—
Other expenses	NIS	1,012

Total expenses	NIS	1,012

No payments for any of the foregoing expenses were made directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates.
Net proceeds to us from the sale of 12,199,201 Units based on the offering price of NIS 1.586 per Unit, after deducting the aforementioned expenses of approximately NIS 1,012,000 payable by us, were approximately NIS 18,336,000 (approximately $4,822,725).
From January 1, 2008 to December 31, 2008, the following net proceeds have been used by us for the purposes and in the amounts set out below (as approximated):

Construction of plant, building and facilities	NIS	5,000
Purchase and installation of machinery and equipment	NIS	149,000
Purchase of real estate		—
Acquisition of other business		—
Repayment of indebtedness	NIS	12,513,000
Working capital		—
Temporary investments		—
Consulting fees in connection with the debenture settlement	NIS	1,113,000

Total	NIS	13,780,000

Other than the payment in July 2007 of NIS 2,102,000 in principal and interest for a bridge loan granted to us by the Pitango Group, the Giza Group and Israel Seed IV, L.P., each of whom was a holder of more than 10% of our Common Stock until October 2008 (except for Israel Seed IV, L.P. that held more than 5% of our Common Stock and who had a representative on our board of directors until October 2008), no payments for any of the foregoing amounts were made directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates.
Item 6. Selected Financial Data.
Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Financial Statements and Notes and the other financial information included elsewhere in this Annual Report on Form 10-K for the fiscal year ending December 31, 2008. In addition to historical information, this discussion and analysis contains forward-looking statements based on current expectations that involve risks, uncertainties and assumptions, such as our plans, objectives, expectations and intentions. Our actual results and the timing of events may differ materially from those anticipated in these forward-looking statements as a result of various factors.
Overview
Until suspension of our business activities due to financial considerations in October 2008, we, through our subsidiary, TopSpin Israel, were engaged in the design, research, development and manufacturing of imaging devices that utilize MRI technology by means of miniature probes that image various body organs. In 1999, we began researching and developing this technology for use in the diagnosis and therapy guidance of heart disease and more specifically of heart attacks. During 2006, we started to develop a product that combines our MRI technology with an endorectal ultrasound for imaging prostate cancer.

Until 2008, our main product was an intravascular MRI, or IVMRI, catheter system for imaging and characterizing the tissue composition of coronary plaque during a conventional cardiac catheterization procedure. We have completed the development of a first generation IVMRI catheter and an advanced generation IVMRI catheter, which represents a further technological advancement in the miniaturization of the imaging probe and also integrates a number of probes in the catheter, enabling the imaging of longer vessel segments simultaneously.
As previously disclosed in current reports on Form 8-K filed on September 25, 2008, September 29, 2008 and October 16, 2008, we executed a supplemental indenture with Wilmington Trust Company (in its capacity as Trustee for our Series A Debentures) and the Ziv Haft Trust Company Ltd. (in its capacity as Co-Trustee of our Series A Debentures) which supplemented the original indenture governing the Series A Debentures and provided for the conversion of each NIS 1.00 of principal amount of Series A Debentures held by eligible bondholders into nine (9) shares of our common stock and NIS 0.25 in cash.
As contemplated by the supplemental indenture and the settlement agreement, dated July 13, 2008, between the Company and the Co-Trustee, on October 12, 2008, all of the outstanding NIS 50,000,000of the Series A Debentures were converted into 450,000,000 shares of our Common Stock. Upon the completion of this conversion, all of our outstanding Series A Debentures were removed from trading on the TASE. We issued the cash payment contemplated by the settlement agreement on October 26, 2008 in the amount of NIS 12,513,000 (approximately $3,291,162).
This payment significantly reduced our cash resources, and, together with the delay in receipt of grants from the OCS, materially and adversely affected our business and the cash we have available to maintain research and development, marketing, and other activities conducted in the ordinary course of our business. Our reduced cash position caused us to suspend our activities as of October 27, 2008. We were forced to terminate all of our employees except three employees in our finance department and three employees who were on maternity leave at the time (each of whose employment will be terminated no later than March 31, 2009), and we have incurred termination fees in connection with the early termination of our property and motor vehicle lease.
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

Our shares are traded in Israel in NIS. Our options granted to employees, directors and consultants are exercisable in U.S. Dollars. Our functional currency and the currency in which our employees are paid is NIS. Accordingly, until December 31, 2005, we considered all option plans as variable plans and thus the intrinsic value of all vested options is remeasured at each reporting date until the date of settlement. As of January 1, 2006, the fair value of the vested portion of the options was classified as a liability and remeasured at each reporting date until the date of settlement. In addition, an expense of NIS 238 (approximately $63) was recorded on January 1, 2006 as a cumulative effect of a change in accounting principle. Compensation cost for each period until settlement shall be based on the change in the fair value of the options for each reporting period based on the binomial method. We recognize compensation expenses of the value of our options based on the accelerated method over the requisite service period of each of the options.
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
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for financial statements issued for fiscal periods beginning after November 15, 2007. SFAS 159 was effective for us beginning January 1, 2008, and as a result we recorded an increase in retained earnings in the amount of NIS 5,379 as the embedded conversion feature in convertible debentures, embedded derivative related to issuance expenses and convertible debentures, net of deferred issuance expenses, was remeasured at a total fair value in the amount of NIS 31,639.

Results of Operations
Years Ended December 31, 2008 and 2007
Revenues. We did not have any revenues in 2008 or 2007.
Research and Development. In 2008, our net research and development expenses (after receipt of research and development grants from the OCS) were NIS 15,387,000 (approximately $4,047,080) compared to NIS 20,407,000 (approximately $5,367,438) in 2007, while gross research and development expenses in 2008 were NIS 15,896,000 (approximately $4,180,957) compared to NIS 25,874,000 (approximately $6,805,366) during 2007, a decrease of approximately 25% and 39%, respectively.
Marketing and Sales. In 2008, our marketing and sales expenses were NIS 570,000 (approximately $149,921) compared to NIS 1,495,000 (approximately $393,214) in 2007, a reduction of approximately 62%.
General and Administrative. General and administrative expenses consist primarily of professional fees, rent, office maintenance, payroll related expenses and consulting fees’ and directors’ fees. General and administrative expenses decreased by approximately 15% to NIS 7,731,000 (approximately $2,033,403) in 2008 from NIS 9,051,000 (approximately $2,380,589) in 2007. This decrease was the result of the decisions of our Board of Directors on April 27, 2008 and October 27, 2008 regarding the change of our focus from cardiology to urology, reduction of resources on the cardiology project and termination of some of our employees, and later, nearly all of our employees.
Financial Income, Net. In 2008, our financial income decreased 28% to NIS 4,882,000 (approximately $1,284,061) as compared to financial income of NIS 6,785,000 (approximately $1,784,587) in 2007. This decrease is attributable to decrease in the market value of undertakings recorded in our financial statements.
Taxes on income. Since its formation, the Company has had no income from operations and has no deferred tax liabilities. As a result of the settlement with our bondholders, it is possible that we will have income for tax purposes and we have recorded a reserve in the amount of NIS 1,344,000 (approximately $353,498) for this purpose.
Net Loss. Our net loss for 2008 was NIS 20,150,000 (approximately $5,299,842) compared to a net loss of NIS 24,168,000 (approximately $6,356,654) in 2007, a decrease of approximately 17% which is attributable to a reduction in almost all our expenses due to cost saving efforts.
Liquidity and Capital Resources
We have not had any revenues from operations since our inception in September 1999. We have financed our operations principally through private and public sales of equity securities, convertible notes and through grants from the Office of the Chief Scientist of the Israeli Ministry of Industry, Trade and Labor, an Israeli governmental agency. In November 2006, we raised net proceeds of NIS 40,635,000 (approximately $10,687,796) through the sale of Series A Debenturesand Series 2 Warrants in a private placement. In June 2007, we raised net proceeds of NIS 18,336,000 (approximately $4,822,725) through the sale of Common Stock and Series 3 Warrants. In February 2009, we raised net proceeds of NIS 900,000 (approximately $236,717) through the sale of 120,000,000 shares of our Common Stock and options to purchase up to an additional 58,064,516 shares of our common stock of the Company with an exercise price of NIS 0.01 per share and will be exercisable from the date of issuance until four years following the date of issuance.

As of December 31, 2008, our assets were approximately NIS 4,391,000 (approximately $1,154,918), of which cash and cash equivalents were approximately NIS 3,385,000 (approximately $890,321). As of December 31, 2008, our liabilities were approximately NIS 5,188,000 (approximately $1,364,545).
We believe that our cash resources are sufficient for our operations at current levels at least for the next twelve months. Our assessment of our cash needs constitutes an estimate based on the pace of our cash expenses, and the expected receipt of grants still payable by the OCS for the period through December 31, 2008. We continue to examine the possibility of expanding our operations into other fields of activity, including through commercial arrangements with companies or acquisition of new businesses in consideration for shares of our Common Stock and/or cash, and we are continuing our efforts to raise financing in order to carry out these activities. There are no assurances however, that we will be successful in obtaining an adequate level of financing needed for the long term development and commercialization of our planned products.
We may not be able to raise additional funds required to resume our regular business operations or to engage in new fields of business that we may decide to pursue. The global stock and credit markets are experiencing significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in certain cases have resulted in the unavailability of certain types of financing. Continued uncertainty in the stock and credit markets may negatively affect our ability to raise necessary additional funds.
Off-Balance Sheet Arrangements
TopSpin Israel has obtained grants from the OCS for participation in research and development and, in return, is obligated to pay royalties amounting to 3% of sales during the first three years from the start date of the repayments and 3.5% of sales from the fourth year until the full repayment of the grants. The grants are linked to the exchange rate of the dollar and bear interest of LIBOR per annum. As of December 31, 2008, the total liability to the OCS equaled up to approximately NIS 16,082,000 (approximately $4,229,879).
Office Lease Commitments
In December 2006, TopSpin Israel entered into an additional five-year lease agreement with the third party for the lease of additional space at the same facility at a cost of approximately NIS 110,000 (approximately $28,932) annually starting February 2007. As part of this additional lease agreement, the lessor participated in investment in leasehold improvements. This lease agreement was terminated on November 30, 2008 in accordance with its terms. We do not have any outstanding obligations with respect to this lease agreement, except for payments required for restoring the premises to the original condition after our departure. We are currently disputing the exact sum to be paid in this regard with the landlord, but we estimate that the sum will not exceed approximately NIS 30,000 (approximately $7,890).
Credit Card Commitment
We have pledged a bank deposit of NIS 31,000 (approximately $8,154) as security for commitments on credit cards issued to us.

Bank Guarantee for Offices Lease
According to our office lease agreement which terminated in November 2008, we pledged a bank deposit, which is used as a bank guarantee, amounting to approximately NIS 436,000 (approximately $114,676) as of December 31, 2008 to secure its payments under the lease agreements. As of March 12, 2009 the guarantee was decreased to NIS 108,000 (approximately $28,406); the guarantee obligation will terminate upon our restoration of the premises pursuant to an agreement that we are currently negotiating with our landlord.
Motor Vehicles Lease Commitment
TopSpin Israel leases motor vehicles under operating lease agreements for 36 months. The monthly lease payments were approximately NIS 43,000 (approximately $11,310) as of December 31, 2008. Following our decision to terminate the employment of most of our employees, as of December 31, 2008, the Company has deposited NIS 49,000 (approximately $12,888) covering rental payments for the last three months in respect of these contracts, out of which an amount of NIS 29,000 (approximately $7,628) is expected to be paid in 2009 as an early termination penalty.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.
Item 8. Financial Statements and Supplementary Data.

TOPSPIN MEDICAL, INC.
(A Development Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008

•	Kost Forer Gabbay & Kasierer 2 Pal-Yam St. Haifa 33095, Israel	•	Phone: 972-4-8654000 Fax: 972-4-8654022
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
TOPSPIN MEDICAL, INC.
(A Development Stage Company)
We have audited the accompanying consolidated balance sheets of Topspin Medical Inc. (A Development Stage Company) (“the Company”) and its subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in shareholders’ equity (deficiency) and cash flows for each of the two years in the period ended December 31, 2008 and for the period from September 20, 1999 (inception date) through December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included considerations of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements, referred to above, present fairly, in all material respects, the consolidated financial position of the Company and its subsidiary as of December 31, 2008 and 2007 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2008 and for the period from September 20, 1999 (inception date) through December 31, 2008, in conformity with accounting principles generally accepted in the United States.

Haifa, Israel	KOST FORER GABBAY & KASIERER
March 17, 2009	A Member of Ernst & Young Global
The accompanying notes are an integral part of the consolidated financial statements.

Topspin Medical, Inc.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
NIS in thousands

		December 31,	December 31,
	Note	2007	2008
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	3	40,978	3,385
Other receivables and prepaid expenses	4	2,275	385
Restricted deposits	8c1	—	562
Prepaid lease payments	8d	—	49
Inventory		512	—

		43,765	4,381

LONG-TERM ASSETS:
Restricted deposits		555	—
Severance pay fund		36	—
Prepaid lease payments		20	—

		611	—

PROPERTY AND EQUIPMENT, NET	5	2,692	10

DEFERRED ISSUANCE EXPENSES		4,206	—

		51,274	4,391

The accompanying notes are an integral part of the consolidated financial statements.

Topspin Medical, Inc.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
NIS in thousands

		December 31,	December 31,
	Note	2007	2008
LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Trade payables	6	2,091	455
Other accounts payables and accrued expenses	7	5,341	2,821
Liability in respect of warrants (series 2)	10	—	250
Liabilities in respect of options to employees and consultants- short term	11	—	10
Accrued severance pay		—	270

		7,432	3,806

LONG TERM LIABILITIES
Tax provision		—	1,344
Accrued severance pay		633	—
Liabilities in respect of options to employees and consultants	11	2,368	38
Liability in respect of warrants (series 2)	10	975	—
Embedded conversion feature in convertible debentures	10	1,281	—
Embedded derivative related to issuance expenses	10	175	—
Convertible debentures	10	39,453	—

		44,885	1,382

CONTINGENT LIABILITIES AND ASSETS, COMMITMENTS AND CHARGES	8

SHAREHOLDERS’ DEFICIENCY:	9
Common shares of $0.001 par value:
Authorized 1,000,000,000 shares; Issued and outstanding 636,870,882 shares and 186,206,798 as of December 31, 2008 and 2007, respectively;		837	2,457
Additional paid in capital		163,790	177,187
Accumulated deficit during the development stage		(165,670)	(180,441)

		(1,043)	(797)

		51,274	4,391

The accompanying notes are an integral part of the consolidated financial statements.

Topspin Medical, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
NIS in thousands

				Period from
				inception
				(September 20,
		Year ended		1999) through
		December 31,		December 31,
	Note	2007	2008	2008

Research and development expenses		25,874	15,896	135,023

Less — participation by the office of the Chief Scientist		(5,467)	(509)	(17,980)

Research and development expenses, net		20,407	15,387	117,043

Seles and marketing expenses		1,495	570	3,662

General and administrative expenses		9,051	7,731	56,199

Operating loss		(30,953)	(23,688)	(176,904)

Financing income, net	12	6,785	4,882	5,986

Loss before income taxes		(24,168)	(18,806)	(170,918)

Income taxes		—	(1,344)	(1,344)

Net loss		(24,168)	(20,150)	(172,262)

Basic and diluted loss per Common share		(0.13)	(0.07)

Weighted average number of Common shares outstanding used in basic and diluted net loss per share calculation		180,028,135	285,339,247

The accompanying notes are an integral part of the consolidated financial statements.

Topspin Medical, Inc.
(A Development Stage Company)
STATEMENTS OF CHANGES IN SHAREHOLDERS EQUITY (DEFICIENCY)
NIS in thousands

											Non-	Deficit
											recourse	accumulated	Total
	Number of outstanding shares				Share capital				Additional	Receivables	receivables	during the	shareholders’
		Preferred				Preferred			paid-in	for shares	for shares	development	Equity
	Common	A	B	C	Common	A	B	C	capital	issued	issued	stage	(Deficiency)

Balance as of September 20, 1999	—	—	—	—	—	—	—	—	—	—	—	—	—

Issuance of common shares	625,000	—	—	—	3	—	—	—	—	—	—	—	3
Issuance of Preferred A shares net of issuance expenses of NIS 20	—	375,001	—	—	—	2	—	—	3,134	—	—	—	3,136
Net loss	—	—	—	—	—	—	—	—	—	—	—	(380)	(380)

Balance as of December 31, 1999	625,000	375,001	—	—	3	2	—	—	3,134	—	—	(380)	2,759

Issuance of Preferred B shares net of issuance expenses of NIS 61	—	—	208,329	—	—	—	1	—	10,183	—	—	—	10,184
Net loss	—	—	—	—	—	—	—	—	—	—	—	(3,880)	(3,880)

Balance as of December 31, 2000	625,000	375,001	208,329	—	3	2	1	—	13,317	—	—	(4,260)	9,063

Net loss	—	—	—	—	—	—	—	—	—	—	—	(7,254)	(7,254)

Balance as of December 31, 2001	625,000	375,001	208,329	—	3	2	1	—	13,317	—	—	(11,514)	1,809

Issuance of Preferred C shares net of issuance expenses of NIS 2,200	—	—	—	87,386,858	—	—	—	410	47,578	(630)	—	—	47,358
Beneficial conversion feature related to Preferred A and Preferred B shares	—	—	—	—	—	—	—	—	13,320	—	—	(13,320)	—
Issuance of Common shares to the Chief Executive Officer	6,957,841	—	—	—	56	—	—	—	413	—	(469)	—	—
Deferred stock based compensation related to issuance of shares to the Chief Executive Officer	—	—	—	—	—	—	—	—	2,822	—	—	—	2,822
Stock based compensation related to options granted to consultants	—	—	—	—	—	—	—	—	1,286	—	—	—	1,286
Accrued interest and exchange rate differences on a loan to the Chief Executive Officer	—	—	—	—	—	—	—	—	4	—	(4)	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(15,414)	(15,414)

Balance as of December 31, 2002	7,582,841	375,001	208,329	87,386,858	59	2	1	410	78,740	(630)	(473)	(40,248)	37,861

The accompanying notes are an integral part of the consolidated financial statements.

Topspin Medical, Inc.
(A Development Stage Company)
STATEMENTS OF CHANGES IN SHAREHOLDERS EQUITY (DEFICIENCY)
NIS in thousands

											Non-	Deficit
											recourse	accumulated	Total
	Number of outstanding shares				Share capital				Additional	Receivables	receivables	during the	shareholders’
		Preferred				Preferred			paid-in	for shares	for shares	development	equity
	Common	A	B	C	Common	A	B	C	capital	issued	issued	stage	(Deficiency)

Balance as of December 31, 2002	7,582,841	375,001	208,329	87,386,858	59	2	1	410	78,740	(630)	(473)	(40,248)	37,861

Receivables in respect of Preferred C shares issued	—	—	—	—	—	—	—	—	25,828	630	—	—	26,458
Amortization of deferred stock based compensation	—	—	—	—	—	—	—	—	736	—	—	—	736
Deferred stock based compensation related to issuance of shares to the Chief Executive Officer	3,077,506	—	—	—	—	—	—	—	1,778	—	—	—	1,778
Stock based compensation related to options granted to consultants	—	—	—	—	—	—	—	—	19	—	—	—	19
Accrued interest and exchange rate differences on a loan to the Chief Executive Officer	—	—	—	—	—	—	—	—	(14)	—	14	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(27,693)	(27,693)

Balance as of December 31, 2003	10,660,347	375,001	208,329	87,386,858	59	2	1	410	107,087	—	(459)	(67,941)	39,159

Exercise of options	418,746	—	—	—	2	—	—	—	62	—	—	—	64
Amortization of deferred stock based compensation	—	—	—	—	—	—	—	—	677	—	—	—	677
Deferred stock based compensation related to issuance of shares to the Chief Executive Officer	630,793	—	—	—	—	—	—	—	615	—	—	—	615
Stock based compensation related to options granted to consultants	—	—	—	—	—	—	—	—	261	—	—	—	261
Accrued interest and exchange rate differences on a loan to the Chief Executive Officer	—	—	—	—	—	—	—	—	16	—	(16)	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(20,433)	(20,433)

Balance as of December 31, 2004	11,709,886	375,001	208,329	87,386,858	61	2	1	410	108,718	—	(475)	(88,374)	20,343

The accompanying notes are an integral part of the consolidated financial statements.

Topspin Medical, Inc.
(A Development Stage Company)
STATEMENTS OF CHANGES IN SHAREHOLDERS EQUITY (DEFICIENCY)
NIS in thousands

										Non-	Deficit
										recourse	accumulated	Total
	Number of outstanding shares				Share capital				Additional	receivables	during the	shareholders’
		Preferred				Preferred			paid-in	for shares	development	Equity
	Common	A	B	C	Common	A	B	C	capital	issued	stage	(deficiency)

Balance as of December 31, 2004	11,709,886	375,001	208,329	87,386,858	61	2	1	410	108,718	(475)	(88,374)	20,343

Conversion of Preferred A, B and C into Common shares	104,378,107	(375,001)	(208,329)	(87,386,858)	477	(2)	(1)	(410)	(64)	—	—	—
Exercise of options	3,553,507	—	—	—	16	—	—	—	— (*)	—	—	16
Issuance of Common shares net of issuance expenses of NIS 3,292	38,000,000	—	—	—	171	—	—	—	28,920	—	—	29,091
Issuance of options net of issuance expenses of NIS 378	—	—	—	—	—	—	—	—	3,339	—	—	3,339
Deferred stock based compensation related to issuance of shares to the Chief Executive Officer	630,793	—	—	—	—	—	—	—	(627)	—	—	(627)
Grant to the Chief Executive Officer	—	—	—	—	—	—	—	—	—	74	—	74
Amortization of deferred stock based compensation	—	—	—	—	—	—	—	—	486	—	—	486
Stock based compensation related to options granted to consultants	—	—	—	—	—	—	—	—	66	—	—	66
Accrued interest and exchange rate differences on a loan to the Chief Executive Officer	—	—	—	—	—	—	—	—	58	(58)	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	(14,325)	(14,325)

Balance as of December 31, 2005	158,272,293	—	—	—	725	—	—	—	140,896	(459)	(102,699)	38,463
Cumulative effect of the adoption of SFAS 123(R)											(238)	(238)
Change of deferred stock compensation into liability as a result from accounting change	—	—	—	—	—	—	—	—	(6,768)	—	—	(6,768)
Exercise of options	634,374	—	—	—	3	—	—	—	38	—	—	41
Conversion of liability into equity in respect of exercise of options	—	—	—	—	—	—	—	—	451			451
Grant to the Chief Executive Officer	630,794	—	—	—	—	—	—	—	—	208	—	208
Accrued interest and exchange rate differences on a loan to the Chief Executive Officer	—	—	—	—	—	—	—	—	(14)	14	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	(38,565)	(38,565)

Balance as of December 31, 2006	159,537,461	—	—	—	728	—	—	—	134,603	(237)	(141,502)	(6,408)

(*)	Less than NIS 1.
The accompanying notes are an integral part of the consolidated financial statements.

Topspin Medical, Inc.
(A Development Stage Company)
STATEMENTS OF CHANGES IN SHAREHOLDERS EQUITY (DEFICIENCY)
NIS in thousands

					Non-recourse	Deficit accumulated	Total
	Number of			Additional	receivables	during the	Shareholders’
	outstanding shares	Share capital		paid-in	for shares	development	equity
	Common			capital	issued	stage	(deficiency)

Balance as of December 31, 2006	159,537,461	728		134,603	(237)	(141,502)	(6,408)

Exercise of employee’s options	2,270,935	9		66	—	—	75
Classification of liability into equity in respect of exercise of options	—	—		1,665	—	—	1,665
Repayment of non-recourse loan and classification of liability into equity	—	—		9,220	237	—	9,457
Issuance of Common shares and warrants (series 3), net of issuance expenses of NIS 1,013	24,398,402	100		18,236	—	—	18,336
Net loss				—	—	(24,168)	(24,168)

Balance as of December 31, 2007	186,206,798	837		163,790	—	(165,670)	(1,043)

Cumulative effect of the adoption of SFAS 159	—	—		—	—	5,379	5,379
Exercise of options	641,562	2		20	—	—	22
Exercise of warrants (series 1)	22,522		(*)	20	—	—	20
Classification of liability into equity in respect of exercise of options	—	—		125	—	—	125
Settlement with convertible bonds holders	450,000,000	1,618		13,232	—	—	14,850
Net loss	—	—		—	—	(20,150)	(20,150)

Balance as of December 31, 2008	636,870,882	2,457		177,187	—	(180,441)	(797)

(*)	Less than 1 NIS.
The accompanying notes are an integral part of the consolidated financial statements.

Topspin Medical, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
NIS in thousands

			Period from
			inception
			(September 20,
	Year ended		1999) through
	December 31,		December 31,
	2007	2008	2008
Cash flows from operating activities:

Net loss	(24,168)	(20,150)	(172,262)
Adjustments to reconcile net loss to net cash used in operating activities (a)	(9,564)	(5,248)	16,421

Net cash used in operating activities:	(33,732)	(25,398)	(155,841)

Cash flow from investing activities:

Change in restricted deposit, net	(152)	3	(506)
Restricted cash in respect of issuance of convertible bonds	52,242	—	1,298
Purchase of fixed assets	(1,432)	(154)	(9,068)
Proceeds from sale of fixed assets	— (*)	427	467
Loan to the Chief Executive Officer	—	—	(231)

Net cash provided by (used in) investing activities:	50,658	276	(8,040)

Cash flows from financing activities:

Exercise of stock options and warrants	75	42	238
Proceeds from issuance of shares and warrants (series 3), net of issuance expenses	18,336	—	137,905
Settlement with convertible bonds holders	—	(12,513)	(12,513)
Proceeds from issuance convertible debentures and warrants (series 2), net of issuance expenses	(4,738)	—	41,636

Net cash provided by (used in) financing activities:	13,673	(12,471)	167,266

Increase (decrease) in cash and cash equivalents	30,599	(37,593)	3,385
Cash and cash equivalents at the beginning of the period	10,379	40,978	—

Cash and cash equivalents at the end of the period	40,978	3,385	3,385

(*)	Less than 1 NIS.
The accompanying notes are an integral part of the consolidated financial statements.

Topspin Medical, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
NIS in thousands

			Period from
			inception
			(September 20,
	Year ended		1999) through
	December 31,		December 31,
	2007	2008	2008
(a) Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	771	1,204	7,456
Impairment of property and equipment	—	1,270	1,270
Capital loss (gain)	9	(65)	(31)
Interest and exchange rate differences on loan to the Chief Executive Officer	—	—	(35)
Non-cash bonus to the Chief Executive Officer	241	—	789
Interest on restricted deposit	(1,115)	(10)	(1,354)
Change in fair value of liability in respect of warrants (series 2)	(7,676)	(725)	(7,494)
Change in fair value of conversion feature	(6,786)	—	(2,746)
Change in fair value of convertible bonds	—	(3,786)	(3,786)
Change in fair value of embedded derivative	(680)	325	(346)
Amortization of deferred issuance expenses and debentures discount	5,760	—	6,228
Amortization of deferred stock based compensation related to employees	—	—	6,487
Change in fair value and amortization of stock options classified as a liability	(2,704)	(2,195)	4,499
Amortization of deferred stock based compensation related to consultants	—	—	1,632
Accrued severance pay, net	392	(327)	270
Increase in inventory	(512)	—	—
Decrease (increase) in other accounts receivable and prepaid expenses (including long-term receivables)	(1)	2,373	(434)
Increase (decrease) in trade payables	694	(1,636)	351
Increase (decrease) in other accounts payable	2,043	(1,676)	3,665

Total adjustments	(9,564)	(5,248)	16,421

(b) Supplemental disclosure of cash flow activities:
Cash paid during the period for:

Taxes paid due to non-deductible expenses	165	71	787

Interest paid	3,951	—	3,951

(c) Supplemental disclosure of non cash flows activities:
Purchase of fixed assets	103	—	—

Accrued issuance expenses	—	—	2,868

Classification of liabilities into equity	10,885	125	11,461

The accompanying notes are an integral part of the consolidated financial statements.

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands
NOTE 1: GENERAL
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
The Company’s operations, through its subsidiary, were in the areas of (i) interventional cardiology, developing products based on medical MRI technology and (ii) urology, developing an endorectal probe for the diagnosis of prostate cancer based on MRI technology (the “Urology Product”). The Company’s Board of Directors decided in its meeting on April 27, 2008 that the Company should place more focus and resources on the development of its Urology Product and decrease its expenses related to the IVMRI catheter activity due to the market feedback received following the initial sales in cardiology and an analysis of the cardiology and urology markets.
Due to the Company’s cash flow condition, the Company’s Board of Directors in its meetings in April and October 2008 approved termination of the employment of all of the Subsidiary’s employees (the Company doesn’t have any employees), excluding the financing department employees and pregnant employees, for which TopSpin filed a request for termination with the Ministry of Industry, Trade and Labor. These actions caused the Company to currently suspend its activities. In addition, the Company’s Board of Directors decided to continue searching for financing the Company’s activities and to examine the possibility of engaging in new activities.
b.	Since its inception, the Company has devoted substantially most of its efforts to business planning, research and development, marketing, recruiting management and technical staff, acquiring assets and raising capital. Accordingly, the Company is considered to be in the development stage, as defined in Statement of Financial Accounting Standards No. 7, “Accounting and reporting by development Stage Enterprises” (“SFAS No. 7”).
c.	The Company and its Subsidiary have not generated any revenues and have not achieved profitable operations or positive cash flows from operations. The Company has an accumulated deficit of NIS 180,441 as of December 31, 2008, and it incurred a net loss of NIS 20,150 and negative cash flow from operating activities in the amount of NIS 25,398 for the year ended December 31, 2008. On February 2009 the Company raised NIS 900 from investor as described in note 15. According to the Company’s approved budget, which took into account the expected expenses for operating the Company in its current conditions, the Company believes that its financial condition will be sufficient for its limited activities, as mentioned above, for at least one year from the date of these financial statements. The Company’s liabilities include a long term provision, which there is no assurance that the Company will be required to pay (see note 13f). In its current financial conditions, the Company will have to raise additional fund, in case it will be required to pay its long term liabilities.

The Company expects to receive grants from the Office of the Chief Scientist of the Israeli Ministry of Industry, Trade and Labor (OCS) on behalf of expenses recorded in the year 2008 (See Note 8a).
d.	On July 13, 2008, the Company and Ziv Haft Trust Company, the Co-Trustee acting on behalf of the holders of the Series A Convertible Bonds (the “Co-Trustee”, the “Bondholders” and the “Series A Bonds”, respectively), executed a settlement agreement.

See note 10d.

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands
NOTE 2: SIGNIFICANT ACCOUNTING POLICIES
The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), applied on a consistent basis, as follows:
a.	Financial statements in NIS:
A majority portion of the Company’s costs and expenses are incurred in New Israeli Shekels (“NIS”). In addition, the Company finances its operations from mainly NIS denominated resources, mainly from equity raisings.
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

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands
NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (Cont.)
e.	Inventory:
Inventories in 2007 consist of IVMRI system which is used for imaging and characterizing the tissue composition of coronary plaque during a conventional cardiac catheterization procedure. The system consists of a disposable, single use IVMRI catheter and a console.
Inventories are stated at the lower of cost or net realizable value. Cost is determined as follows:
Materials and parts — using the “first-in, first-out” method.
Work in progress and finished products — on the basis of average cost including materials, labor and other direct and indirect manufacturing costs.
The Company periodically evaluates the condition and age of inventories and provides for slow moving inventories accordingly.
f.	Restricted deposit:

Restricted lease deposit used to secure lease agreement is presented at cost plus accrued interest (See Note 8c).

g.	Property and equipment:
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

The Company’s long-lived assets are reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of the asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. During the period from inception through December 31, 2008, the Company recorded NIS 1,270 as impairment losses on its fixed assets (all was recorded in 2008).

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands
NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (Cont.)
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
For agreements with several employees, which are in accordance with Section 14 of Severance Pay Law, the Company’s contributions for severance pay shall be instead of severance compensation and that upon release of the policy to the employee, no additional calculations shall be conducted between the parties regarding the matter of severance pay and no additional payments shall be made by the Company to the employee. These contributions are not recorded as an asset in the Company’s balance sheet.
Severance pay expenses for the years ended December 31, 2007, 2008 and the period from inception through December 31, 2008 amounted to approximately NIS 1,248, NIS 503 and NIS 4,411, respectively.
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
On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based payment awards made to employees and directors. SFAS 123(R) supersedes APB No. 25 and amends SFAS 95, “Statement of Cash Flows”, for periods beginning in fiscal year 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”), which was prolonged by SAB 110, relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). SFAS 123(R) requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company’s consolidated statements of operations.

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands
NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (Cont.)
k.	Stock-based compensation (Cont.):

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard starting from January 1, 2006. The Company’s shares are traded in Israel in New Israeli Shekels (“NIS”). The Company’s options granted to employees, directors and consultants are exercisable with a U.S. Dollar denominated exercise price. The functional currency of the Company and the currency in which the employees are paid is NIS. Accordingly, as of January 1, 2006, the fair value of the vested portion of the options was classified as a liability and remeasured at each reporting date until the date of settlement. Compensation cost for each period until settlement shall be based on the change in the fair value of the options for each reporting period based on the binomial method
The Company recognizes compensation expenses for the value of its options based on the accelerated method over the requisite service period of the options.
As of December 31, 2008, the Company estimates the fair value of stock options granted using the Binomial model with the following assumptions:

Binomial model
Dividend yield	0%
Expected volatility	97.96%
Risk-free interest rate	2.25%
Suboptimal exercise factor	3.09 for employees, 3.56 for officers
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
NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (Cont.)
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

The Group accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). This statement prescribes the use of the liability method, whereby deferred tax assets and liability account balances are calculated for temporary differences between financial reporting and tax bases of assets and liabilities and net operating loss carryforward. The deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

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
NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (Cont.)
p.	Liability in respect of warrants to investors:

Warrants with exercise price linked to the Consumer Price Index (“CPI”) in Israel are classified as a liability and measured at fair value with changes in fair value recognized in earnings.
q.	Convertible bonds and related embedded feature:

The embedded conversion feature and the convertible bonds are classified as liabilities and measured in their entirety at fair value with changes in fair value recognized in earnings in accordance with the provisions of SFAS 159.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for financial statements issued for fiscal periods beginning after November 15, 2007. SFAS 159 was effective for us beginning January 1, 2008, and as a result the Company recorded an increase in retained earnings in the amount of NIS 5,379 as the embedded conversion feature in convertible debentures, embedded derivative related to issuance expenses and convertible debentures, net of deferred issuance expenses, was remeasured at a total fair value in the amount of NIS 31,639.
r.	Impact of recently issued Accounting Standards:
1.	FSP No. 157-2:

In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), to delay the effective date of FASB Statement 157 for one year for certain nonfinancial assets and nonfinancial liabilities, excluding those that are recognized or disclosed in financial statements at fair value on a recurring basis (that is, at least annually). For purposes of applying the FSP 157-2, nonfinancial assets and nonfinancial liabilities include all assets and liabilities other than those meeting the definition of a financial asset or a financial liability in FASB Statement 159. FSP 157-2 defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP 157-2. The Company does not expect the adoption of FSP 157-2 to have a material impact on its financial position, results of operations or cash flows.

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands
NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (Cont.)
r.	Impact of recently issued Accounting Standards (Cont.):
2.	SFAS No. 160:

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 amends ARB 51, “Consolidated Financial Statements”, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of SFAS 160 is not expected to have a material effect on accounting for current subsidiaries.

3.	SFAS No. 141(R):

In December 2007, the FASB issued SFAS 141(R), “Business Combinations” (“SFAS 141(R)”). This Statement replaces SFAS No. 141, “Business Combinations”, and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141(R)). In addition, SFAS 141(R)’s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer.

SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. As such, the adoption of SFAS 141(R) is not expected to have a material effect on accounting for our current subsidiaries.

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands
NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (Cont.)
r.	Impact of recently issued Accounting Standards (Cont.):
4.	SFAS No. 162:

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The Company is currently evaluating the impact of SFAS No. 162 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company’s financial statements.
5.	FSP APB No. 14-1:

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1 “Accounting for Convertible Debt instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company does not believe the adoption of FSP APB 14-1 will have significant effect on its consolidated results of operations and financial condition.

6.	EITF No. 08-4:

In June 2008, FASB issued EITF 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5”. The objective of EITF 08-4 is to provide transition guidance for conforming changes made to EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, that result from EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, and SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted. The company is currently evaluating the impact of adoption of EITF 08-4.

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands
NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (Cont.)
r.	Impact of recently issued Accounting Standards (Cont.):
7.	EITF No. 07-5:
In June 2008, the FASB issued EITF No. 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. The Company is currently evaluating the impact of adoption of EITF 07-5.
NOTE 3: CASH AND CASH EQUIVALENTS

	December 31,	December 31,
	2007	2008

In New Israeli Shekels	40,071	3,020
In other currencies (mainly in US dollars)	907	365

	40,978	3,385

NOTE 4: OTHER RECEIVABLES AND PREPAID EXPENSES

	December 31,	December 31,
	2007	2008

Prepaid expenses and suppliers advances	392	192
Government of Israel — VAT Refund	349	17
Government of Israel — Chief Scientist	1,338	—
Deduction of tax	175	175
Other	21	1

	2,275	385

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands
NOTE 5: PROPERTY AND EQUIPMENT, NET

	December 31,	December 31,
	2007	2008
Cost:

Computers and software	4,355	30
Office furniture and equipment	355	18
Laboratory equipment	2,811	—
Leaseholds improvements	613	—
Consoles	388	388

	8,522	436

Accumulated depreciation:

Computers and software	3,327	22
Office furniture and equipment	193	16
Laboratory equipment	1,742	—
Leaseholds improvements	568	—
Consoles	—	388

	5,830	426

	2,692	10

Depreciation expenses amounted to NIS 771, NIS 1,204 and NIS 7,456 for the years ended December 31, 2007, 2008 and for the period from inception through December 31, 2008, respectively.
During 2008, the Company has re-evaluated the future use of the fixed assets. As the Company believes some fixed assets will not have any future use to the Company due to the change in design of its product, the Company has recorded an impairment loss of NIS 1,270 (as additional depreciation) to write-off the fixed assets’ unamortized cost.
In accordance with the Company’s board of director’s decision to terminate the employment of all the Subsidiary’s employees, excluding 3 employees in the financing department, as described in note 1c, the Company sold NIS 362 net value of its fixed assets.
NOTE 6: TRADE PAYABLES

	December 31,	December 31,
	2007	2008

Open accounts	1,503	429
Notes payable	588	26

	2,091	455

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands
NOTE 7: OTHER ACCOUNTS PAYABLES AND ACCRUED EXPENSES

	December 31,	December 31,
	2007	2008

Provision for payroll and related expenses	1,703	471
Vacation pay and recuperation pay	929	115
Accrued expenses	2,709	2,235

	5,341	2,821

NOTE 8: CONTINGENT LIABILITIES AND ASSETS, COMMITMENTS AND CHARGES
a.	Commitments to pay royalties to the Chief Scientist:
The Subsidiary had obtained from the Chief Scientist of the State of Israel grants for participation in research and development and, in return, the Subsidiary is obligated to pay royalties amounting to 3% of the sales in the first three years from the beginning of the repayment and 3.5% of the sales from the fourth year up to the amount of the grant. The grant is linked to the exchange rate of the dollar and bears interest of Libor per annum. Through December 31, 2008, total grants obtained amounts to NIS 17,980. The Company demands to receive from the OCS grants on behalf of expenses recorded in the year 2008 in the amount of approximately NIS 3,200. As there is an uncertainty regarding receiving the aforementioned amount the Company did not record an asset in its financial statements.
b.	Commitments
In July 2003, TopSpin signed an agreement for the lease and maintenance (“Lease Agreement”) of a space where it maintains its offices, laboratories and a “clean room” for the production of its products for a period of five years. Total rent and maintenance expenses for the year ended December 31, 2007 and 2008 amounted to approximately NIS 737 and NIS 680, respectively.
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
According to the Amendment, Topspin was provided with an option to extend the original term lease according to the Lease Agreement for an additional period from December 1, 2008 and ending on January 31, 2012, or to terminate the Lease Term of the additional space together with the initial lease agreement, provided that Topspin will notify in writing until August 1, 2008 of its decision to extend the original Lease Term.
On October 15, 2008, the Company’s Board of Directors decided not to exercise the Subsidiary’s option to renew its office lease agreement, which ended on November 30, 2008. On November 30, the property was returned to the lessor without any penalty.

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands
NOTE 8: CONTINGENT LIABILITIES AND ASSETS, COMMITMENTS AND CHARGES (Cont.)
c.	1.	TopSpin pledged a bank deposit which is used as a bank guarantee amounting to NIS 436 to secure its payments under the Lease Agreement. The deposit bears an average annual interest of approximately 4% and presented at cost plus accrued interest. As of March 12, 2009 the guarantee was decreased to NIS 108 until restoring the premises to the original condition after the Company departure.
2.	TopSpin pledged a bank deposit which is used as a bank guarantee amounting to NIS 31 to secure its payments in accordance with the credit limits given to TopSpin by the credit card companies.
d.	TopSpin leases motor vehicles under operating lease agreements for 36 months. The monthly lease payments are approximately NIS 43. As of December 31, 2008 the Company has deposited NIS 49 covering rental payments for the last three months in respect of these contracts, out of which an amount of NIS 29 is expected to be paid in the following year as an early termination penalty. The deposit is linked to the CPI and bears no interest.
As of December 31, 2008 future rental commitments under the existing lease agreement, which their cancellation involved with penalty, are as follows:

First year	103
Second year	55
Third year	12

170

e.	Insurance company, which insured the subsidiary’s offices, received a recourse claim against the subsidiary in the amount of approximately NIS 60 regarding flooding damages in the subsidiary’s offices. TopSpin recorded provision regarding the abovementioned claim in the financial statements.
NOTE 9: SHAREHOLDERS’ EQUITY
a.	Composition of share capital:
The Company’s authorized common stock consists of 1,000,000,000 shares with a par value of $0.001 per share. All shares have equal voting rights and are entitled to one non-cumulative vote per share in all matters to be voted upon by shareholders. The shares have no preemptive, subscription, conversion or redemption rights and may be issued only as fully paid and non-assessable shares. Holders of the common stock are entitled to equal ratable rights to dividends and distributions with respect to the common stock, as may be declared by the Board of Directors out of funds legally available. The common stocks are registered and publicly traded on the Tel-Aviv Stock Exchange.

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands
NOTE 9: SHAREHOLDERS’ EQUITY (CONT.)
b.	Share capital:
1.	In September 1999, the Company issued 625,000 Common shares at a price of $0.001 per share.
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
Preferred C shares conferred, among others, preference rights in respect of distribution of the Company’s earnings and distribution of the Company’s assets upon liquidation. Preferred A and B shares conferred, among others, preference rights in respect of distribution of the Company’s assets upon liquidation, after such distribution is made to holders of Preferred C shares and Common shares conferred voting rights and rights in distribution of the Company’s assets upon liquidation, after such distribution is made to holders of Preferred shares.
All classes of shares, as above, conferred equal voting rights in the Company’s general meetings on the basis of conversion into the underlying Common shares.
Preferred A, B and C shares were convertible into Common shares according to conversion rates of 15.5885, 53.4998 and 1 per Common share, respectively.
On August 22, 2005, the Company effected a consolidation and distribution of its share capital in such a manner that 375,001 Preferred A shares of $0.001 were converted into 5,845,692 Common shares, 208,329 Preferred B shares were converted into 11,145,557 Common shares and 87,386,858 Preferred C shares were converted into 87,386,858 Common shares.
2.	According to an agreement signed in December 2002, the Company issued to the Chief Executive Officer (CEO) 11,927,727 Common shares in consideration for $100,000, subject to repurchase right according to certain vesting terms. The Subsidiary gave the CEO a loan to finance the purchase of the Company’s shares. The loan was denominated in U.S dollars and bear interest at the rate of 5%. As a security to ensure the repayment of the loan, the CEO pledged these shares for the benefit of the Company. The pledged shares and the related balance of the loan were deducted from the shareholders’ equity.

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands
NOTE 9: SHAREHOLDERS’ EQUITY (CONT.)
b.	Share capital (cont.)
2.	(cont.)
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
In August 2005, the Company and the CEO signed an agreement that modifies the employment conditions of the CEO and revises the terms of the loan and the pledge. The first half of the $100,000 loan that the CEO received in order to purchase Company’s shares, including the accrued interest thereon, will become a grant at the end of the second anniversary of the IPO, and the other half at the end of the third anniversary of the IPO, provided that the CEO continues to be employed in TopSpin or is a consultant in TopSpin or in any of its related companies at such time. Accordingly, for the years ended December 31, 2007 and 2008 and the period from inception through December 31, 2008 amounts of NIS 241, NIS 0 and NIS 523, respectively, became a grant and were recorded as expenses.
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
Compensation expenses (income) related to the CEO of NIS (70), NIS 0 and NIS 8,866 were recognized during the years ended December 31, 2007, 2008 and for the period from inception through December 31, 2008, respectively.

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands
NOTE 9: SHAREHOLDERS’ EQUITY (CONT.)
b.	Share capital (cont.)
3.	In December 2002, the Company granted fully vested options to holders of Common shares, for their services, which are exercisable into 1,805,138 Common shares of the Company at $0.001 per share. The options were exercised in September 2005 in consideration for NIS 7.
4.	In December 2002, the Company granted fully vested options to Hemisphere Capital Corp., for their services, which are exercisable into 1,590,668 Preferred C shares of the Company at $0.1886 per share. In September 2005, all the options were cash-less exercised into 170,247 Common shares.
5.	On August 23, 2005, the Company increased its authorized share capital to 500 million Common shares of $0.001 par value each.
6.	On August 25, 2005, the Company published a prospectus for the issuance of securities to the public in Israel. The securities were issued in 38 thousand units (“the units”) and the price per unit, as determined in a tender, was NIS 0.95 per unit. Each unit consisted of 1,000 Common shares at NIS 0.95 per share and 600 options at no consideration.
As such, the Company has 22,800,000 registered options (series 1) which are exercisable into 22,800,000 Common shares of $0.001 par value with an exercise price of NIS 1.1 per share, linked to the changes in the dollar/NIS exchange rate from August 25, 2005. The options were exercisable up to February 28, 2008. On February 2008, 22,522 options (series 1) have been exercised and the rest have been forfeited.
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

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands
NOTE 9: SHAREHOLDERS’ EQUITY (CONT.)
b.	Share capital (cont.)
7.	(Cont.)
Each warrant (series 3) is exercisable into one share of common stock of the Company until June 30, 2009, in consideration for a cash payment of NIS 0.84. Warrants (series 3) which are not exercised by June 30, 2009 (inclusive) will expire, become null and void and not confer their holders any rights whatsoever.
8.	On October 12, 2008 the Company issued 450,000,000 shares of common stock due to the settlement with convertible bonds holders (See Note 10d).
NOTE 10: CONVERTIBLE DEBENTURES AND WARRANTS
a.	Pursuant to the Company’s BOD decision from November 21, 2006, the Company issued in a private placement NIS 50,000,000 par value of bonds (series A) (“the bonds (series A)” or “the convertible debentures”) and 25,000,000 warrants (series 2) (“the warrants” or “the warrants (series 2)”) such that each issuance of two bonds (series A) entitled the holder of bonds (series A) to receive from the Company, at no consideration, one warrant (series 2). The bonds (series A) were offered at a purchase price equaling 95% of their par value and for total consideration of NIS 47,500. The warrants (series 2) were offered at no consideration. The share’s quoted market price at November 21, 2006, was NIS 0.752 per share.
1.	The convertible debentures:
NIS 50,000,000 par value of bonds (series A), will be redeemable in one installment on November 30, 2009, bear annual interest of 6% to be calculated and paid annually on November 30 of each of the years 2007-2009 and linked, principal and interest, to the Israeli CPI published due to October 2006.
The bonds (series A) are convertible into Common shares of the Company starting from the date of their registration for trade on the TASE on each trading day through November 14, 2009, excluding during the period from November 15 and November 30 of each of the years 2007-2008, in such a manner that each NIS 0.84 par value of bonds (series A) is convertible into one Common share of the Company.
At the option of the Company, it may compel the bond (series A) holders to make a mandatory conversion of the bonds outstanding into Common shares of the Company at a conversion ratio determined according to the weighted average share quoted market price on the TASE in the 30 trading days preceding the notice of mandatory conversion less 10% and in any event not exceeding a fixed conversion ratio of NIS 0.84 per share. The bond (series A) holders may be compelled to make a mandatory conversion of conversion of the bonds outstanding into Common shares of the Company upon the occurrence of one of two circumstances as follows:
a.	The holders may be compelled to convert if the weighted average of the closing price of the shares of the Common shares on the TASE over the last 30 trading days prior to the issuance of a notice of mandatory conversion was above 1.00 NIS per share.

b.	The holders may be compelled to convert if the total accumulated revenues from sale of the Company products, as reported in the Company’s quarterly or annual financial statements, equals or exceeds 15,000,000 NIS.

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands
NOTE 10: CONVERTIBLE DEBENTURES AND WARRANTS (Cont.)
a.	(cont.)
2.	Warrants (series 2):
NIS 25,000,000 warrants (series 2) exercisable into Common shares of the Company in such a manner that each warrant (series 2) is exercisable into one Common share on each trading day from the registration for trade of the warrant (series 2) through May 31, 2009, excluding on the 12th through the 16th of each month during said period in consideration for a cash exercise price of NIS 0.84 per share, linked to the Israeli CPI published due to October 2006. Any warrants (series 2) that are not exercised by May 31, 2009 will expire.
3.	Issuance expenses to IBI:
The Company has undertaken to pay the placement agent of the offered securities (Poalim IBI — Underwriting and Issuances Ltd.) commissions at rates specified below:
a.	Upon the execution of the private placement — a commission of 1.17% of the proceeds. As such amount of NIS 554 was paid.
b.	Upon the registration of the offered securities for trade on the TASE, a commission of 2.33% of the proceeds. As such an amount of NIS 1,107 was paid.
c.	A commission of 1.5% of the total par value of the offered bonds in the event of transfer of funds from the trustee’s account to the Company, as described in the deed of trust signed between the Company and Hermetic Trust (1975) Ltd. on November 21, 2006 (“the deed of trust”). In the event of transfer of said funds in two portions as described in the deed of trust, the commission transferred at each fund transfer will equal half the commission described in this item above at any of the dates of transferring a portion. As such an amount of NIS 750 was recorded as a provision.
d.	A commission of 2% of the total par value of the bonds (series A) converted into Common shares of the Company. The commission based on this item will be paid every calendar quarter on the first business day, for the conversion of bonds (series A) executed in the preceding calendar quarter.
b.	During 2007, the Company obtained the written consent of all the holders of securities to additional amendments to the terms of the private placement of bonds (series A) and warrants (series 2), replacing the bonds (series A) trustee, replacing the deed of trust of the bonds (series A) of November 21, 2006 (“the original deed of trust”) with an indenture (“the Indenture”) and a additional amendments to the warrant (series 2) of November 21, 2006.
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

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands
NOTE 10: CONVERTIBLE DEBENTURES AND WARRANTS (Cont.)
b.	(cont.)
2.	Listing for trade on the TASE:
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

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands
NOTE 10: CONVERTIBLE DEBENTURES AND WARRANTS (Cont.)
d.	On July 13, 2008, the Company and Ziv Haft Trust Company, the Co-Trustee acting on behalf of the holders of the Series A Convertible Bonds (the “Co-Trustee”, the “Bondholders” and the “Series A Bonds”, respectively), executed a settlement agreement (the “Settlement Agreement”). Pursuant to the Settlement Agreement, and subject to its terms and the approval of an Israeli court (the “Israeli Court”), the Indenture will be amended such that in consideration of each NIS 1 par value of the Series A Bonds, each Bondholder will be entitled to receive 9 shares of Common Stock of the Company and the sum of NIS 0.25 in cash. Pursuant to this arrangement, the Bondholders will be paid an aggregate amount of NIS 12,500 in cash, and will be issued common stock such that following the execution of the arrangement, the Bondholders will hold 71% of the issued and outstanding capital stock of the Company. Pursuant to the Settlement Agreement, the Company deposited within 3 days following the execution of the Settlement Agreement NIS 12,500 in an account on behalf of the Co-Trustee. As of December 31, 2008 the above mentioned amounts were deposited and all of the conditions for amending the Indenture were satisfied.
In accordance with the Settlement Agreement, on October 12, 2008, all of the outstanding NIS 50,000,000 principal amount of Series A Bonds were converted into 450,000,000 shares of the Company’s common stock. On October 26, 2008, the Company paid in cash NIS 0.250263 (such amount including accrued interest) per each NIS 1 par value of the principal amount of Series A Bonds. Upon the completion of this cash payment, all of the Company’s outstanding Series A Bonds were cancelled.
Due to implementation of the Settlement Agreement, the Company recorded NIS 1,344 as tax provision in its financial statements.
NOTE 11: STOCK BASED COMPENSATION
Issuance of options to employees, directors and consultants:
a.	On March 4, 2008 the Board of Directors approved the grant of 2,880,000 options for the purchase of up to 2,880,000 shares of the Company’s common stock to employees of the Subsidiary at an exercise price per share of $0.0782 pursuant to the Company’s 2003 Israeli Stock Option Plan.

b.	On December 30, 2008 the Board of Directors approved agreements with CEO, Yaron Tal, and the former CFO and Senior Vice President of Business Development of TopSpin Israel, Eyal Kolka, (see note 14c) which include an amendment to their options terms. According to the agreements:
1.	The exercise price of the 2,500,000 vested options out of all the options granted to Yaron Tal was reduced to $0.001 and will be exercisable until December 30, 2010. All the unvested options were canceled. The compensation resulted from the amendment amounted, according to the Binomial model to approximately NIS 17 (See note 2k).

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands
NOTE 11: STOCK BASED COMPENSATION (Cont.)
b.	(cont.)
2.	The exercise price of the 2,100,000 options from the 2003 option plan granted to Eyal Kolka was reduced to $0.001, 862,500 out of the 2,100,000 which were unvested will become immediately vested and all of the aforementioned options will be exercisable until November 30, 2010. The compensation resulted from the amendment amounted, according to the Binomial model to approximately NIS 14 (See note 2k).
According to SFAS 123(R) modifications of the expiration date and reduce the exercise price of the options are treated as an exchange of the original award, resulting in additional compensation expenses based on the differences between the fair value of the new award and the original award immediately before modification. Compensation expenses were recognized immediately as the modified options were fully vested. As a result of the modification the Company recorded additional compensation expenses in the amount of approximately NIS 25in 2008, according to the binominal Binomial model (See note 2k).
According to SFAS 123(R) the acceleration of vesting period will be treated as new award because the employee is to be terminated and, therefore, is not expected to vest in the original award, any of the originally measured compensation cost is reversed, and the fair value of the award on the modification date is recognized immediately. As a result of the accelerating the Company recorded additional compensation expenses in the amount of approximately NIS 6 in 2008, according to the binominal Binomial model (See note 2k).
c.	Options to employees:
A summary of the Company’s share option activities for options granted to employees under the plans excluding performance base options is as follows:

			Weighted
			average
		Weighted	remaining	Aggregate
		average	contractual	intrinsic
		exercise	terms	value
	Number	price	(in years)	price

Options outstanding at January 1, 2008	19,267,888	$0.127
Options granted	3,742,500	$0.060
Options exercised	(641,562)	$0.011
Options forfeited	(15,155,575)	$0.113

Options outstanding at December 31, 2008	7,213,251	$0.053	8.4	30

Options vested and expected to vest at December 31, 2008	7,118,509	$0.052	8.5	30

Options exercisable at December 31, 2008	7,053,563	$0.051	8.5	30

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands
NOTE 11: STOCK BASED COMPENSATION (Cont.)
c.	Options to employees (cont.)
The weighted-average grant-date fair value of options granted to employees during the year ended December 31, 2008 was NIS 0.04 per option. The aggregate intrinsic value in the tables above represents the total intrinsic value (the difference between the Company’s closing stock price on the last trading day of December 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2008. This amount change based on the fair market value of the Company’s stock. Total intrinsic value of options exercised by employees for the year ended December 31, 2008 was NIS 125.
The fair value for these options was estimated using the Binomial model option-pricing model (See note 2k).
A summary of the activity under the performance share-based options granted to employees is as follows:

			Weighted
			average
		Weighted	remaining	Aggregate
		average	contractual	intrinsic
		exercise	terms	value
	Number	price	(in years)	price

Options outstanding at January 1, 2008 and December 31, 2008	2,390,000	$0.150	8.0	—

Options vested and expected to vest at December 31, 2008	2,390,000	$0.150	8.0	—

Options exercisable at December 31, 2008	2,390,000	$0.150	8.0	—

The Company’s outstanding options to employees as of December 31, 2008, have been separated into ranges of exercise prices as follows:

			Weighed average
Exercise price	Options for	Options	remaining
per share	Common shares	exercisable	contractual terms
$2	152,500	152,500	1.5
$0.001	4,765,000	4,765,000	9.8
$0.02	2,073,563	2,052,625	5.9
$0.125	171,875	171,875	7.3
$0.149	161,250	161,250	7.4
$0.111	225,000	203,125	7.7
$0.150	1,740,000	1,740,000	8.0
$0.182	314,063	197,188	8.7

	9,603,251	9,443,563

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands
NOTE 11: STOCK BASED COMPENSATION (Cont.)
c.	Options to employees (cont.)
Compensation expenses (income) related to options granted to employees were recorded to research and development expenses and general and administrative expenses, as follows:

			Period from
			inception
			(September 20,
	Year ended		1999) through
	December 31,		December 31,
	2007	2008	2008

Research and development expenses	(1,863)	(1,164)	534
General and administrative expenses	(9)	(587)	9,883

	(1,872)	(1,751)	10,417

As of December 31, 2008, there was NIS 158 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted to employees under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 1.1 years.
d.	Options to non-employees:
A summary of the Company’s share option activities for options granted to non-employees under the plans excluding performance base options is as follows:

			Weighted
			average
		Weighted	remaining	Aggregate
		average	contractual	intrinsic
		exercise	terms	value
	Number	price	(in years)	price
Options outstanding at January 1, 2008	2,106,635	$0.170
Options forfeited	(728,125)	$0.131

Options outstanding, vested and expected to vest at December 31, 2008	1,378,510	$0.189	7.7	—

Options exercisable at December 31, 2008	1,378,510	$0.189	7.7	—

The Company accounted for its options to non-employees under the fair value method in accordance of SFAS 123(R) and EITF 96-18. The fair value for options granted to non-employees was estimated according to the principles determined in SFAS 123(R) based on binomial option pricing model and amounts to approximately NIS 4. For the weighted-average assumptions see note 2k.

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands
NOTE 11: STOCK BASED COMPENSATION (Cont.)
d.	Options to non-employees (cont.)
A summary of the activity under the performance share-based options granted to non-employees is as follows:

			Weighted
			average
		Weighted	remaining	Aggregate
		average	contractual	intrinsic
		exercise	terms	value
	Number	Price	(in years)	price
Options outstanding at January 1, 2008	1,200,000	$0.111
Options forfeited	300,000	$0.111

Options outstanding, at December 31, 2008	900,000	$0.111	7.7	—

Options expected to vest at December 31, 2008	300,000	$0.111	7.7	—

Options exercisable at December 31, 2008	300,000	$0.111	7.7	—

In accordance to the suspension of the Company’s activities as mentioned in note 1c, the Company assumes that the milestones set in the option agreement will not be achieved.
The Company’s outstanding options to non-employees as of December 31, 2008, have been separated into ranges of exercise prices as follows:

			Weighed
	Options		average
	for		remaining
Exercise price	Common	Options	contractual
per share	shares	exercisable	terms

$12	14,010	14,010	3.7
$0.05	1,202,000	1,202,000	4.8
$0.111	900,000	300,000	7.7
$0.182	162,500	162,500	8.7

	2,278,510	1,678,510

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands
NOTE 11: STOCK BASED COMPENSATION (Cont.)
d.	Options to non-employees (cont.)
Compensation expenses (income) related to options granted to non-employees were recorded to research and development expenses and general and administrative expenses, as follows:

			Period from
			inception
			(September 20,
	Year ended		1999) through
	December 31,		December 31,
	2007	2008	2008

Research and development expenses	(308)	(365)	167
General and administrative expenses	(305)	(204)	1,307

	(613)	(569)	1,474

NOTE 12: FINANCING INCOME, NET

			Period from
			inception
			(September 20,
	Year ended		1999) through
	December 31,		December 31,
	2007	2008	2008

Financial income (expenses):
Bank commissions	(263)	(71)	(607)
Interest income (expense)	(3,928)	752	(3,776)
Change in fair value of liability in respect of warrants	7,676	725	7,494
Change in fair value of conversion feature	6,786	—	2,746
Change in fair value of embedded derivative	680	(325)	346
Amortization of deferred issuance expenses and debentures discount	(5,760)	—	(6,228)
Change in fair value of convertible bonds	—	15,399	15,399
Foreign currency translation adjustments	(274)	2	(3,229)
Loss due to bonds’ settlement	—	(11,600)	(11,600)
Gain on short term deposits	1,868	—	5,441

	6,785	4,882	5,986

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands
NOTE 13: INCOME TAXES
a.	Tax laws applicable to the companies:
1.	The Company is taxed under U.S. tax laws.
2.	TopSpin is taxed under the Israeli income Tax Ordinance and the Income Tax (Inflationary Adjustments) Law, 1985: (“the law”).
According to the law, the subsidiary’s results for tax purposes are measured based on the changes in the Israeli CPI.
b.	Tax assessments:
The Company has not received final tax assessments since its incorporation. The Subsidiary has tax assessments considered as final through 2004.
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
According to the tax laws applicable to Israeli residents, dividend received from a foreign resident company is subject to tax in Israel at the rate of 25% by its recipient. According to the tax laws applicable in the U.S., tax at the rate of 30% is withheld and, based on the treaty for the avoidance of double taxation of Israel and the U.S., it may be reduced to either 25% or 12.5% (dependent on the identity of the shareholder). To enjoy the benefits of the tax treaty, certain procedural requirements need to be satisfied.

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands
NOTE 13: INCOME TAXES (Cont.)
d.	Carryforward losses for tax purposes
In the year ended December 31, 2008 the main reconciling items from the statutory tax rate of the Company (31%) to the effective tax rate (0%) is carryforward tax losses for which a full valuation allowance was provided.
Carry forward tax losses of the Company amounts to approximately NIS 2,719 as of December 31, 2008. According to the tax laws in the U.S., these losses may be gradually carried forward until 2025. Carry-forward tax losses of the subsidiary in Israel, TopSpin, which may be carried forward for an indefinite period, total approximately NIS 146,469 as of December 31, 2008. Deferred tax assets relating to these carry forward losses were not recorded due to the uncertainty of their utilization and as a result the Company provided valuation allowance on the total of the deferred assets’ amount.
e.	Deferred tax assets
Significant components of the Company’s deferred tax assets are as follows:

December 31,
2008

Tax assets with respect to tax loss carry forward	680
Others	100
Less — valuation allowance	(780)

Net deferred tax assets	—

Realization of deferred tax assets is depended on generating sufficient taxable income in the period that the deferred tax assets are realized. Based upon all available information and because the Company’s lack of earnings history, deferred tax assets have been fully offset by a valuation allowance.
The Company has not been assessed for tax purposes since incorporation.
f.	Tax provision
As a result of the Settlement Agreement (see Note 10d), the Company recorded taxable income. The Company believes it has reasonable arguments to enable it to offset the taxable income against taxable losses from other sources. Due to uncertainties with respect to this matter, the Company has provided NIS 1,344 for the potential tax exposure. TopSpin intends to file its tax report in the U.S. towards the end of the year 2009. As TopSpin believes that deliberations regarding the taxable income, if ever will be held, will not resume before the middle of the year 2010, the provision for tax was recorded as long-term liability.

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands
NOTE 14: RELATED PARTIES TRANSACTIONS
a.	On September 25, 2007, Erez Golan signed a notice stating that Mr. Golan will cease to act as President and CEO of the Company effective October 1, 2007, and his employment with the Subsidiary will be terminated on December 25, 2007 (the “Termination”) and on September 25, 2007, the Subsidiary and Mr. Golan entered into a consulting agreement pursuant to which Mr. Golan will serve as a consultant to the Subsidiary and perform consulting services reasonably requested by the Subsidiary commencing on December 26, 2007 until December 26, 2009.
On May 19, 2008 the Company’s Board of Directors approved an amendment to Erez Golan’s (director) Consulting Agreement. Effective as of August 15, 2008 the Company agreed to pay the Consultant a fee of NIS 6.2 per each day of services actually provided, plus value added tax. Both parties decided to terminate the Consulting Agreement on October 22, 2008.
b.	On September 25, 2007, the Board of Directors of the Company approved the appointment of Yaron Tal to serve as President and CEO of the Company and of the Subsidiary effective October 1, 2007.
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
The management believes that the targets set to Mr.Tal for the period commencing on October 1, 2007 and ending on December 31, 2008 were accomplished.

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands
NOTE 14: RELATED PARTIES TRANSACTIONS (Cont.)
b.	(cont.)
Therefore, the financial statement as of December 31, 2007 included a provision regarding the bonus based on 7.5 times monthly Salary. During 2008, Mr. Tal waived his bonus for 2008 excluding bonus already received for 2007.
Furthermore, in connection with the Election, on September 25, 2007, the Board approved the grant of an option to Mr. Tal for the purchase of up to 10,000,000 shares of the Company’s common stock.
On October 19, 2008, the Company’s Board of Directors accepted the resignation of Mr. Yaron Tal, the Company’s Chief Executive Officer.
c.	On December 30, 2008 the Company’s Board of Directors approved employment termination agreements with Mr. Tal and Mr. Kolka:
1.	Mr. Tal’s employment as the president and CEO of the Company and Topspin Urology was terminated with the signing of the agreement on December 30, 2008. Mr. Tal waived some rights he was entitled to in employment termination in the amount of approximately NIS 186 and the Company and Mr. Tal signed waiver and release confirmation. In addition, the terms of the options to purchase common stock of the Company were amended (see note 11b).

2.	Mr. Kolka waived certain rights he was entitled to in employment termination in the amount of approximately NIS 171 and the company and Mr. Kolka signed waiver and release confirmation. In addition, the terms of the options to purchase common stock of the Company were amended (see note 11b).
NOTE 15: SUBSEQUENT EVENTS
1.	On February 2, 2009 the Company entered with an investor into a private placement agreement. According to the agreement, the Company will issue 120,000,000 common shares of $0.001 par value and 58,064,516 warrants exercisable into common shares of the Company. Each warrant is exercisable into one common share for the exercise price of NIS 0.01 for a period of 4 years following the issuance date in consideration for NIS 900, which was paid to the Company on February 5, 2009.

2.	On February 26, 2009 the Board of Directors approved an increase of authorized shares of Common Stock to be granted under the 2003 Israeli Stock Option Plan to 25 million shares of Common Stock.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A(T). Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to provide reasonable assurance that the information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.
Our management evaluated our disclosure controls and procedures, and concluded that our disclosure controls and procedures were effective as of December 31, 2008, to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Management
As of December 31, 2008, our directors (1) and executive officers, their ages and positions held, are as follows:

Name	Age	Position

Ehud-Moshe Gilboa (2)	42	Chairman of the Board of Directors
Gideon Even-Sturlesi	49	Director
Elchanan Maoz (3)	42	Director
Eran Feldhay (2) (4)	36	Director
Avi Molcho	51	Director
Shlomit Oren (3)	29	Director
Ran Ben-Or (2) (3) (4)	45	Director
Tami Sharbit-Bachar (5)	37	Director of Finance and Secretary

(1)	All directors were elected at the annual general meeting on December 10, 2008, and will serve until the next annual general meeting of the stockholders.

(2)	Member of the Audit Committee.

(3)	Audit Committee financial expert.

(4)	Independent Directors.

(5)	On July 1, 2008, Mrs. Tami Sharbit-Bachar started to serve as the Director of Finance (our most senior financial officer) of both TopSpin and TopSpin Israel, as well as the Secretary of TopSpin.
On October 19, 2008, Yaron Tal, our Chief Executive Officer, resigned and his employment terminated on December 30, 2008. We have not yet identified who will assume the position of Chief Executive Officer of the Company following Mr. Tal’s departure. Currently, our board of directors manages our day to day operations.
The following is a brief account of the education and business experience during the past five years of each director, executive officer and key employee, indicating the principal occupation during that period of time, and the name and principal business of the organization in which such occupation and employment were carried out:
Ehud-Moshe Gilboa has served as a director of the Company since October 19, 2008 and as the Chairman of the Board of Directors since December 30, 2008. Since 2000 Mr. Gilboa has served as the Chief Executive Officer and Chairman of Top-Notch Capital Ltd., a company owned by Mr. Gilboa that is engaged in investment banking activities. Mr. Gilboa also serves as a director of Insulin Medical Ltd. and Alcobra Medical Ltd. Mr. Gilboa received a B.A. in Political Science and an M.B.A. from the Tel-Aviv University.
Gideon Even-Sturlesi has served as a director of the Company since October 19, 2008. Since 2001, Mr. Even-Sturlesi has served as the Chief Executive Officer of Bio Medical Investment Ltd., and also as the VP of Development of Lumenis Ltd. Mr. Even-Sturlesi also serves as a director also of Organitec, Inc., and Cardio Dex. Mr. Even-Sturlesi received a B.A. in Mechanical Engineering, and an M.A. in Mechanical Engineering and Computer Science from the Technion.
Elchanan (Nani) Maoz has served as a director of the Company since October 19, 2008. Since 2000, Mr. Maoz has served as the Chief Executive Officer of Maoz Everest Funds Management Ltd. and also as the Chief Executive Officer and Chairman of Everest Fund L.P., an investment partnership that he founded Mr. Maoz also serves as a director of Metro One Telecommunications Inc., a public company trading on Nasdaq (INFO), on the Israeli Board of the America Israel Friendship League, and on the boards of Paradigma Systems Ltd., Maoz Everest Funds Management Ltd., and Rhino Fund Management Ltd.. A former member of the Israeli Army and the elite Special Forces, Mr. Maoz holds a Bachelor of Science degree in Engineering with honors from King’s College, University of London.

Eran Feldhay has served as a director of the Company since December 10, 2008. From 1998 to 2004, Dr. Feldhay served as the Product Manager of Medcon Systems (1993) Ltd.; from 2004 to 2006 he served as the VP of Marketing of Medcon Systems (1993) Ltd.; and from 2006 he served as the General Manager of Medcon Systems (1993) Ltd. Dr. Feldhay received a B.Sc and an M.D. from the Tel-Aviv University.
Avi Molcho has served as a director of the Company since December 10, 2008. From 2001 to 2006, Mr. Molcho served as the Manager and Head of the Department of Life Science of Giza Venture Capital; from 2007 to 2008 he served as the Chief Executive Officer of Neovasc Medical Ltd.; and since 2006, he is a partner in Forbion Capital Partners. Mr. Molcho serves as a director also in Nutrinia Ltd. Mr. Molcho received an M.B.A. and an M.D. from the Tel-Aviv University.
Shlomit Oren has served as a director of the Company since December 10, 2008. From 2002 Ms. Oren has worked as an analyst and portfolio manager in Maoz Everest Funds Management Ltd. Ms. Oren received a B.A. in Economics and Communications from the Tel-Aviv University, and an M.B.A. from the Interdisciplinary Center in Hertzlya.
Ran Ben-Or has served as a director of the Company since March 25, 2008. From 1994 to 2004, Mr. Ben-Or was a partner in Prof. Itzhak Swary & Co. Since 2004, he has served as the Chief Executive Officer and Founder of Bagira Investments Ltd. and also as it’s Chief Executive Officer. Since 2005 he has served as a Managing Partner of the Tene Private Equity Funds. Mr. Ben-Or also serves as a director of Hanita Coating RCA, Cidav Printed Circles Ltd., Omen Die Casting RCA, Teldor Cables & Systems Ltd., Blue I Technologies Ltd., Gazit Industries RCA and Macabident Ltd. Mr. Ben-Or received a B.Sc. in Computer Science and Accounting and an M.B.A. from the Hebrew University of Jerusalem. Mr. Ben-Or is also a licensed Israeli C.P.A.
Tami Sharbit-Bachar served as the controller of the Company from March 2003 until July 1, 2008, when she became our Director of Finance as well as the Secretary of TopSpin. Mrs. Sharbit-Bachar received B.A. in economics and accounting from Ben Gurion University and is a licensed CPA in Israel.
Beneficial Ownership Reporting Compliance
As none of our securities have been registered as a class under Section 12 of the Exchange Act, none of our directors, executive officers and beneficial owners of more than ten percent of any class of our equity securities are required to file reports of ownership and changes in ownership with the SEC on Forms 3, 4 or 5.
Code of Ethics
As of December 31, 2008, we have not adopted a code of ethics but intend to do so if and when we restart our suspended activities or enter into new business activities.
Audit Committee Financial Expert
Our Board of Directors determined that as of December 31, 2008, the Company had at least two audit committee financial experts serving on the Company’s Audit Committee: Ehud-Moshe Gilboa and Ran Ben-Or.
Under the independence standards required by a national securities exchange, the NASDAQ Stock Market for audit committee members, as of December 31, 2008, Ran Ben-Or and Eran Feldhay were independent.

Item 11. Executive Compensation.
Executive Compensation
Summary Compensation Table
The following table sets forth the aggregate cash compensation paid during the 2008 fiscal year to (i) all individuals who served as our Chief Executive Officer during the fiscal year ending December 31, 2008, (ii) our two most highly compensated executive officers other than our CEOs who were serving as executive officers as of December 31, 2008, whose annual salary and bonuses exceeded $100,000 for the applicable years, and (iii) up to two additional individuals whose compensation would have been disclosed but for the fact that they were not employed with the Company on December 31, 2008 (collectively, the “Named Executive Officers”).

Name of Named Executive				Option	All Other
Officer and Principal		Salary	Bonus	Awards	Compensation	Total
Position	Year	($)(1)	($)(1)	($)(1)(2)	($)(1)	($)(1)
Yaron Tal(3) Former Chief Executive Officer, President and Member of the Board of Directors	2008	258,350	—	4,471	—	262,821

Eyal Kolka (4) Former Chief Financial Officer and Secretary	2008	166,601	7,696	3,756		178,053

Erez Sali(5) Former VP R&D	2008	149,120	—	—		149,120

(1)	All compensation received by the executives of TopSpin and TopSpin Israel is paid in NIS. For the purpose of completing this table in U.S. Dollars, we have used the NIS/U.S. Dollar exchange rate for each date that compensation was received by the executive officer, so that no single conversion rate has been used. The exchange rate throughout 2007 and 2008 ranged from NIS 3.23 for one dollar (the lowest exchange rate) on July 9, 2008, to NIS 4.022 for one dollar (the highest exchange rate) on November 21, 2008.

(2)	Prior to January 1, 2006, we applied the intrinsic value method of accounting for stock options as prescribed by APB No. 25, whereby compensation expense is equal to the excess, if any, of the fair value price of the stock over the exercise price at the grant date of the award. In 2006, 2007 and 2008, we estimated the fair value of stock options granted using the Binomial model. In addition, until December 31, 2005, we considered all option plans as variable plans and thus the intrinsic value of all vested options is remeasured at each reporting date until the date of settlement. As of January 1, 2006, the fair value of the vested portion of the options was classified as a liability and remeasured at each reporting date until the date of settlement. In addition, we recorded in 2006 the cumulative effect of the change in accounting principle. Compensation costs in 2006, 2007 and 2008 are based on the change in the fair value of the options for each reporting period. We recognize compensation expenses for the value of our options based on the accelerated method over the requisite service period of each of the options.

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

(3)	On October 19, 2008, the Company’s Board of Directors accepted the resignation of Mr. Yaron Tal, the Company’s Chief Executive Officer and on December 30, 2008 the Company and Mr. Yaron Tal signed an employment termination agreement effective as of that date.

(4)	On October 12, 2008, the Company notified Eyal Kolka, of the termination of his employment as of December 9, 2008. In December 2008 the Company and Eyal Kolka signed a termination agreement.

(5)	Erez Sali’s employment was terminated on December 17, 2008.

Employment Agreements
Yaron Tal
On September 25, 2007, we entered into an employment agreement with Mr. Yaron Tal pursuant to which Mr. Tal served as our Chief Executive Officer and President as a full-time employee. Mr. Tal’s salary was set at NIS 65,000 (approximately $17,096) per month, adjusted to the Israeli Consumer Price Index to account for the cost of living. Mr. Tal also received benefits such as a company car and payment by us of taxes payable due to the company car, a cellular phone, managers’ insurance and an education fund, and he was entitled to reimbursement of reasonable expenses incurred by him in the performance of his duties. Mr. Tal’s employment agreement further provided that Mr. Tal may earn bonuses subject to satisfaction of certain performance objectives as determined by the Company’s Board of Directors of at least 7.5 times Mr. Tal’s monthly salary for the period commencing on October 1, 2007 and ending on December 31, 2008 and of at least 6 times Mr. Tal’s monthly salary for calendar years thereafter. Notwithstanding the foregoing, Mr. Tal shall automatically receive a bonus of 4.5 times his monthly salary for the period commencing on October 1, 2007 and ending on December 31, 2008.
Mr. Tal was also granted 10,000,000 options under our 2003 Israeli Stock Option Plan. Mr. Tal was eligible to exercise these options in accordance with the following vesting schedule: (i) 2,500,000 underlying shares with an exercise price per share of $0.1819 vested on September 25, 2008; (ii) 625,000 underlying shares with an exercise price per share of $0.1509 vested on the last day of each of the four quarters following September 25, 2008; (iii) 625,000 underlying shares with an exercise price per share of $0.1200 shall vest on the last day of each of the four quarters following September 25, 2009; and (iv) 625,000 underlying shares with an exercise price per share of $0.089 shall vest on the last day of each of the four quarters following September 25, 2010. Notwithstanding the foregoing vesting schedule, all unvested options shall become vested immediately following a change in control of the Company or the sale of all or substantially all of the assets of the Company.
Yaron Tal, voluntary decreased his salary during July-September 2008. His gross monthly salary was decreased by 15%. The rest of his employment terms did not change, including the social benefits he was entitled to prior to the abovementioned changes.
On October 19, 2008, our board of directors accepted the resignation of Mr. Yaron Tal, as our Chief Executive Officer. On December 30, 2008 our Board of Directors approved termination terms with Yaron Tal, effective December 30, 2008, which included the waiver by Mr. Tal of certain rights concerning his employment for the aggregate sum of NIS 186,000 and an amendment to his stock options. According to the termination agreement the exercise price of all the 2,500,000 vested options was reduced to $0.001 and will be exercisable until December 30, 2010. All the 7,500,000 unvested options were canceled. The compensation resulting from the amendment amounted, according to the Binomial model, to approximately NIS 17,000 (approximately $4,471).
Eyal Kolka
On April 25, 2001, we entered into an employment agreement with Mr. Eyal Kolka under which he served as the Chief Financial Officer and Senior Vice President of Business Development of TopSpin Israel and the Company’s Secretary as a full-time employee. The agreement was amended in June 2004, May 2006, September 2007 and June 2008. In the last amendment it was agreed that his employment shall be decreased to a 50% part time job and that his salary shall be decreased accordingly and he resigned from his position as CFO and Secretary of TopSpin. Eyal Kolka offered to further decrease his salary during the three months of July-September 2008 to a minimum wage, in accordance with Israel minimum wage laws.

On October 12, 2008, we notified Eyal Kolka, of the termination of his employment as an advisor as of December 9, 2008. On December,2008. Mr. Eyal Kolka has waived certain rights concerning his employment for the aggregate sum of NIS 171,000 (approximately $44,976), and thus his termination became effective.
On December 30, 2008, the Board of Directors approved agreements with Mr. Eyal Kolka which included an amendment to his options terms. According to the agreements the exercise price of the 2,100,000 options from our 2003 Israeli Stock Option Plan granted to Eyal Kolka was reduced to $0.001, 862,500 unvested options will become immediately vested and will be exercisable until November 30, 2010. The compensation resulting from the amendment amounted, according to the Binomial model to approximately NIS 14,280 (approximately $3,756).
Erez Sali
On January 13, 2008, we entered into an employment agreement with Mr. Erez Sali under which he served as the Vice President of Research and Development as a full-time employee. The agreement was terminated on December 17 2008.
During 2008, Mr. Sali was granted 1,500,000 options under our 2003 Israeli Stock Option Plan but all the options expired since his employment was terminated before vesting.
Outstanding Equity Awards at Fiscal-Year End Table
The following table sets forth information regarding unexercised options, unvested shares of Common Stock and any awards under an equity incentive plan as of December 31, 2008 for each of our Named Executive Officers:

Equity
Incentive
Plan
Awards:
Number
									Equity	Market
									Incentive	or
									Plan	Payout
				Equity					Awards:	Value of
				Incentive					Number of	Unearned
				Plan					Unearned	Shares,
				Awards:			Number	Market	Shares,	Units, or
	Number of	Number of		Number of			of Shares	Value of	Units or	other
	Securities	Securities		Securities			or Units	Share or	other	Rights
Name of	Underlying	Underlying		Underlying	Option		of Stock	Units that	Rights	that
Named	Unexercised	Unexercised		Unexercised	Exercise	Option	that have	have not	that	have not
Executive	Options (#):	Options (#):		Unearned	Price	Expiration	not	Vested	have not	Vested
Officer	Exercisable	Unexercisable		Options (#)	($)	Date	Vested (#)	($)	Vested (#)	($)
Yaron Tal(1)	2,500,000	—	(2)	—	0.001	12/2010	—	—	—	—
Eyal Kolka	2,100,000	—	(3)	—	0.001	11/2010	—	—	—	—
Erez Sali (4)	—	—	(5)	—	—	—	—	—	—	—

(1)	Mr. Tal employment as the Company’s Chief Executive Officer and President was terminated on December 30, 2008.

(2)	According to a Termination Agreement dated December 30, 2008 with Yaron Tal, it was agreed that only the 2,500,000 vested options may be exercised due to repricing at a price of US $0.001, and may be exercised until December 30, 2010.

(3)	According to a Termination Agreement dated December 30, 2008 with Eyal Kolka, it was agreed that only 2,100,000 options (including 1,237,500 options which have already vested) and due to repricing may be exercised at a price of US $0.001, _____, vested immediately and may be exercised until November 30, 2010.

(4)	Mr. Sali employment as our VP R&D started on January 13, 2008 and was terminated on December 17, 2008.

(5)	A total of 1,500,000 options were granted in March 2008, but all options expired upon termination before vesting.
Compensation of Directors
The following table sets forth information regarding the compensation paid to each individual who served as our director during the 2008 fiscal year other than Yaron Tal who also served as our director during such fiscal year:

	Fees
	Earned				Nonqualified
	or Paid			Non-Equity	Deferred
	in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)(1)	($)	($)	($)	($)	($)	($)
Michael Berman (2)	17,000	—	—	—	—	—	17,000
Erez Golan (3)	91,287	—	—	—	—	—	91,287
Zvi Schechter (4)	—	—	—	—	—	—	—
Nissim Darvish (5)	—	—	—	—	—	—	—
Neil Cohen (4)	—	—	—	—	—	—	—
Gil Bianco (6)	696	—	—	—	—	—	696
Ora Setter (7)	14,175	—	—	—	—	—	14,175
Ehud-Moshe Gilboa (8)	—	—	—	—	—	—	—
Gideon Even-Sturlesi (8)	—	—	—	—	—	—	—
Elchanan Maoz (8)	—	—	—	—	—	—	—
Eran Feldhay (9)	1,548	—	—	—	—	—	1,548
Avi Molcho (9)	—	—	—	—	—	—	—
Shlomit Oren (9)	1,548	—	—	—	—	—	1,548
Ran Ben-Or (10)	17,197						17,197

(1)	The compensation received by Mr. Golan, Mr. Ben-Or, Mr. Oren, Dr. Feldhay, Mr. Bianco and Dr. Setter is paid in NIS. For the purpose of completing this table in U.S. Dollars, we have used the NIS/U.S. Dollar exchange rate for each date that compensation was received by the director, so that no single conversion rate has been used. The exchange rate throughout 2008 ranged from NIS 3.23 for one dollar (the lowest exchange rate) on July 9, 2008, to NIS 4.022 for one dollar (the highest exchange rate) on November 21, 2008. Mr. Berman was paid in U.S. Dollars.

(2)	Resigned from our Board of Directors on November 14, 2008.

(3)	Resigned from our Board of Directors on November 14, 2008.

(4)	Resigned from our Board of Directors on October 19, 2008.

(5)	Resigned from our Board of Directors on June 12, 2008.

(6)	Resigned from our Board of Directors on February 10, 2008.

(7)	Ceased to serve on our Board of Directors on December 10, 2008.

(8)	Initially appointed to the Board of Directors on October 19, 2008.

(9)	Initially appointed to the Board of Directors on December 10, 2008.

(10)	Initially appointed to the Board of Directors on March 25, 2008.
Narrative to Director Compensation Table
Mr. Bianco resigned from our board of directors on February 10, 2008, Mr. Ran Ben-Or was nominated as an external director in his place, and Dr. Eran Feldhay replaced Dr. Setter. The following sections describe the agreements under which Mr. Berman and Mr. Golan received compensation for their services. Mr. Bianco, Dr. Setter, Dr. Feldhay and Mr. Ben-Or, each an “external director”, received compensation for their services according to the Israeli regulations concerning payment to external directors. Pursuant to our board’s decision, Shlomit Oren also received compensation according to the Israeli regulations concerning payment to external directors despite not being considered an “external director” under these regulations. No other directors currently receive any compensation.
Consulting Agreement with Michael Berman
On May 1, 2003, we entered into a consulting agreement with the former Chairman of our board of directors, Mr. Michael Berman. Mr. Berman agreed to provide us with consultation services for two full work days per month at a salary of $2,000 per day and a grant of options to acquire 650,000 shares of our Common Stock at an exercise price of $0.05 per share under the 2003 Israeli Stock Option Plan. Under the agreement, the options would vest over a four year period with 162,500 options vesting on April 30, 2004 and 40,625 options vesting in each quarter thereafter. We also agreed to reimburse Mr. Berman for all reasonable expenses incurred in the course of performing the consulting services. Mr. Berman is not our employee. However, Mr. Berman must still keep all information confidential, and not compete with us during the agreement and for two years after the agreement terminates. The agreement may be terminated through 14 days’ written notice by either party. In November 2008, Mr. Berman resigned from his position as the Chairman of our Board of Directors and ceased his services to the Company. Since Mr. Berman did not exercise the 650,000 options granted to him, they expired in February 2009.
Consulting Agreement with Erez Golan
On September 25, 2007, we entered into a consulting agreement with Mr. Erez Golan pursuant to which agreement Mr. Golan serves as our consultant and perform consulting services reasonably requested by us commencing on December 26, 2007 until December 26, 2009. This agreement automatically renews for additional terms of one year. Either we or Mr. Golan may terminate this agreement, at any time, and for any reason or for no reason whatsoever, upon the provision of 90 days advance written notice, and we may terminate this agreement effective immediately provided we have cause to do so.

Mr. Golan agreed to provide us an average of 5 business days of consulting per month (computed on a quarterly basis), in consideration for a fee of $7,750 per month. In the event that Mr. Golan provides at least 15 business days of consulting in a quarterly period, we agreed to pay Mr. Golan an additional fee of $1,500 for each additional business day of consulting supplied by Mr. Golan during such quarterly period. TopSpin Medical (Israel) Ltd. shall own all rights, title and interest in patents, intellectual property rights and other inventions arising from Mr. Golan’s provision of services pursuant to the consulting agreement. Mr. Golan also has agreed to comply with certain confidentiality, non-compete and non-solicitation covenants under the consulting agreement.
On May 19, 2008 our board of directors approved an amendment to Erez Golan’s Consulting Agreement. Effective as of August 15, 2008, we agreed to pay Mr. Golan a fee of NIS 6,200 per each day of services actually provided, plus value added tax. Both parties agreed to terminate this agreement as of October 22, 2008.
Director Compensation for Gil Bianco, Ora Setter, Ran Ben-Or, Eran Feldhay and for Shlomit Oren
Dr. Setter’s compensation, as well as the compensation of Messrs. Bianco, Ben-Or and Feldhay for the period of time in which they were members of our board of directors, was set in accordance with the Israeli Companies Regulations (Rules Regarding Consideration and Expenses for Independent Directors). Mr. Bianco resigned from our Board of Directors on February 10, 2008, and on December 10, 2008 Dr. Setter’s term of office expired.
Ms. Shlomit Oren’s compensation for the period of time during which she serves as a member of our Board of Directors, pursuant to our board’s decision, was set in accordance to the Israeli regulations concerning payment to external directors although she serves as a regular member of the board.
These regulations require companies to approve the compensation to be paid to independent directors at (i) the fixed sum per annum set forth in the Israeli Companies Regulations (Rules Regarding Consideration and Expenses for Independent Directors) 5760-2000 and (ii) the fixed sum set forth in that regulation for participation in each meeting of the Board of Directors of the Company or any of its committees. During the fiscal year ended on December 31, 2008, each of the above mentioned directors was entitled to an annual retainer (relative to the period of service) of NIS 25,000 (approximately $6,575) for serving as a member of our Board of Directors. Each of them was also entitled to a fee of NIS 1,590 (approximately $418) for participating in each face-to-face meeting of our board of directors, 60% of that fee for participating in a meeting via conference call and 50% of that fee for participating in a meeting by writing. The annual retainer and the fee per meeting are adjusted to the changes in the Israeli Consumer Price Index.
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
In addition, if Dr. Setter, who was our independent director, should be required by the Israeli tax authorities to pay Value Added Tax with respect to her directorship fees, we undertook to indemnify her with respect to such amounts, subject to (1) any applicable law, (2) our incorporation documents and (3) to the following terms: (a) she must inform us immediately and in writing after she becomes aware of any claim, demand or other action or proceeding (actual or potential), if a claim for indemnification in respect thereof can be made by her under this undertaking and (b) we will be entitled to defend and settle, on her behalf, and she will assist us in defending or settling such claim, including, without limitation, by issuing authorization letters or proxies to us and our professional advisors to act on her behalf. We made a similar undertaking with respect to Mr. Bianco for the period of time in which he was an independent member of our Board of Directors. Mr. Bianco resigned from our Board of Directors on February 10, 2008, and Dr. Setter ceased to serve on our Board of Directors on December 10, 2008.
During the fiscal year ended December 31, 2008, we maintained directors’ and officers’ liability insurance for the purpose of paying these types of claims in an amount of up to $1,000,000 per event for a year. On February 26, 2009, our board of Directors approved an amendment to the policy increasing the coverage under the policy to $3,000,000 per event per year. We may decide to cancel our indemnification agreements with our officers and directors, but we will still be obligated to compensate an officer or director for any claims resulting from actions prior to the cancellation of the indemnification agreement. Currently, we have indemnification agreements with 23 present or past officers and directors of both us and our subsidiaries.
TopSpin Medical, Inc. 2001 Israeli Stock Option Plan
In accordance with resolutions adopted by our board of directors in February 2000, we adopted an option plan in 2001 for the allocation of up to 300,000 shares of our Common Stock to our directors, employees and consultants and the directors, employees and consultants of our subsidiaries. Options granted under this plan can be exercised into shares of our Common Stock at either $2.00 or $12.00. As of December 31, 2008, 280,910 options have been issued to employees, directors and consultants. Only 166,510 of those options are currently outstanding and exercisable for shares of Common Stock and 114,400 options have expired and are no longer exercisable. Our Board of Directors has resolved not to issue any additional options under this plan. The options under the 2001 Israeli Stock Option Plan are not registered for trading on TASE, but however, have been registered under the Securities Act pursuant to a Form S-8 registration statement that we filed with the SEC on October 15, 2007.

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
The existing outstanding options are exercisable at prices between $0.001 and $0.1819, depending on the individual grant. Unless stated otherwise in the individual grant, most grants of options vest and become exercisable according to the following schedule: 25% on the first anniversary of the option grant, and 6.25% at the end of each subsequent quarter over the course of the following three years. The committee, though, may, in its absolute discretion and on such terms and conditions as it deems appropriate, accelerate or otherwise change the time at which such option or any portion of an option will vest. The option grant may also contain performance goals and measures and the provisions in one option grant need not be identical to any other option grant. All options will expire ten years from the date of grant unless terminated earlier. If an individual option grant expires and has not been exercised, our Board of Directors has the authority to allocate those options to other employees, directors or consultants.
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

Outstanding Grants
As of December 31, 2008, we have issued 41,392,125 options under the 2003 Israeli Stock Option Plan with 11,715,251 options outstanding during 2008, 5,543,739 options have been exercised for shares of Common Stock and 24,133,135 options have expired and are no longer outstanding. As permitted under the plan, we have, from time to time, reissued these expired options in subsequent option grants as permitted by the plan. The options under the 2003 Israeli Stock Option Plan are not registered for trading on TASE, but however, have been registered under the Securities Act pursuant to a Form S-8 registration statement that we filed with the SEC on October 15, 2007.
Equity Compensation Plan Information
The following table sets forth information regarding our equity compensation plans, the 2001 Israeli Stock Option Plan and the 2003 Israeli Stock Option Plan, under which we grant securities exercisable for shares of our Common Stock to employees, directors and consultants to our Company and employees, directors and consultants of our subsidiaries as of December 31, 2008.

	Column A		Column B		Column C
Number of Shares
	Number of				Remaining Available
	Shares to be		Weighted-		for Future Issuance
	Issued Upon		Average		Under Equity
	Exercise of		Exercise Price		Compensation Plans
	Outstanding		of Outstanding		(Excluding shares in
Plan Category	Options		Options		Column (a))

Equity compensation plans approved by security holders	0		n/a		n/a

Equity compensation plans not approved by security holders(1)	11,881,761	(2)	$0.092	(3)	19,741,010	(4)

Total	11,881,761	(2)	$0.092	(3)	19,741,010	(4)

(1)	For a summary of material features of the 2001 Israeli Stock Option Plan and the 2003 Israeli Stock Option Plan, see the sections entitled “TopSpin Medical, Inc. 2001 Israeli Stock Option Plan” and “TopSpin Medical, Inc. 2003 Israeli Stock Option Plan” above, respectively.

(2)	Includes 166,510 options currently outstanding pursuant to our 2001 Israeli Stock Option Plan and 11,715,251 options currently outstanding under our 2003 Israeli Stock Option Plan.

(3)	Includes 4,765,000 outstanding options at an exercise price of $0.001 per option, 2,073,563 outstanding options at an exercise price of $0.02 per option, 1,202,000 outstanding options at an exercise price of $0.05 per option, 1,125,000 outstanding options at an exercise price of $0.1114 per option, 171,875 outstanding options at an exercise price of $0.1253 per option, 161,250 outstanding options at an exercise price of $0.1494 per option, 1,740,000 outstanding options at an exercise price of $0.1503 per option, 476,563 outstanding options at an exercise price of $0.1819 per option, 152,500 outstanding options at an exercise price of $2.00 per option and 14,010 outstanding options at an exercise price of $12.00 per option.

(4)	Includes 19,741,010 options to purchase Common Stock currently available for future issuance under our 2003 Israeli Stock Option Plan. Our Board of Directors has undertaken not to issue any additional options under the 2001 Israeli Stock Option Plan.
On February 26, 2009 the Board of Directors approved increase of 25 million shares of Common Stock to be granted under the 2003 Israeli Stock Option Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Security Ownership of Certain Beneficial Owners and Management
On August 13, 2008, the Company’s authorized common stock was increased from 500,000,000 to 1,000,000,000 shares with a par value of $ 0.001 per share. All shares of Common Stock have equal voting rights and are entitled to one non-cumulative vote per share in all matters to be voted upon by shareholders. The shares have no preemptive, subscription, conversion or redemption rights and may be issued only as fully paid and non-assessable shares. Holders of the common stock are entitled to equal ratable rights to dividends and distributions with respect to the common stock, as may be declared by the Board of Directors out of funds legally available. The common stock is registered and publicly traded on the TASE.
The following table sets forth information regarding the shares of our Common Stock beneficially owned (including options exercisable within 60 days) as of March 1, 2009 by: (i) each of our Named Executive Officers and our directors, (ii) all directors and executive officers as a group and (iii) by each person known by us to beneficially own five percent (5%) or more of the outstanding shares of our Common Stock. Unless otherwise indicated, the address of each of the persons listed in this table is as follows: Derech Hashalom 53, Givataim, 53454 Israel.

	Total Number of
	Shares Beneficially		Percentage of
Name and Address of Beneficial Owner	Owned(1)		Class(1)
Named Executive Officers and Directors
Ehud-Moshe Gilboa	50,370,838		5.84%
Gideon Even-Sturlesi	9,200,000		1.07%

Elchanan Maoz	0
Eran Feldhay	0
Avi Molcho	0
Shlomit Oren	0
Ran Ben-Or	0

Tami Sharbit-Bachar	248,145	(2)	0.03%
All directors and executive officers as a group (eight persons)	59,818,983		6.94%

Beneficial Owners of Five Percent or More
Asher Shmulewits 20 Yoav St., Tel-Aviv Israel 69081	178,064,516	(3)	20.65%

Analyst I.M.S. Investment Management Ltd (4) 46 Shderot Rothschild , Tel-Aviv Israel 66883	51,199,433	(5)	5.94%

(1)	Assumes the full exercise of all options and warrants that are exercisable by the holder within 60 days from March 1, 2009. Based on 862,398,859 shares of Common Stock outstanding as of March 1, 2009.

(2)	Includes 211,875 shares of Common Stock underlying options, which Mrs. Sharbit-Bachar has the right to acquire within 60 days and up to 4 years of March 1, 2008.

(3)	Includes 58,064,516 shares of Common Stock underlying options, which Mr. Shmulewits has the right to acquire within 60 days of the date of March 1, 2008.

(4)	To our knowledge, each of Mr. Ehud Shilony and Mr. Shmuel Lev hold 33% and are directors of Analyst. Mr Shmuel Lev serves as the Chairman of the Board of Analyst.

(5)	Includes 5,147,622 shares of Common Stock underlying options, which Analyst has the right to acquire within 60 days of the date of March 1, 2008.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Certain Relationships and Related Transactions
During the fiscal year ended December 31, 2008, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were a party or are a party in which:
•	the amounts involved exceeded or will exceed the lesser of $120,000 or 1% of our average total assets at year-end for the last two completed fiscal years; and
•	a director, executive officer, holder of more than 5% of our Common Stock or any member of their immediate family had or will have a direct or indirect material interest.
Director Independence
We are not listed as an issuer, nor have we applied to be listed as an issuer, on any national securities exchange or inter-dealer quotation system in the United States. For the purposes of compliance with applicable securities rules, our Board of Directors affirmatively determines the independence of each of our directors using the independence standards required by a national securities exchange, the NASDAQ Stock Market, including the consideration of any relationship which, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the director’s responsibilities as a member of our Board of Directors. During its annual review of director independence, our Board of Directors determined that Eran Feldhay and Ran Ben-Or are each independent under the director independence standards of the NASDAQ Stock Market, Inc. as of December 31, 2008.
In addition, with respect to our Audit Committee, our Board of Directors determined that Ehud-Moshe Gilboa is not independent under the audit committee independence standards of the NASDAQ Stock Market, Inc. as of December 31, 2008.
Although our Board of Directors has not separately designated a nominating committee or a committee performing similar functions, our Board of Directors determined that Elchanan Maoz, Gideon Even-Sturlesi, Avi Molcho and Shlomit Oren each would be independent under the NASDAQ nominating committee independence standards.
Item 14. Principal Accountant Fees and Services.
Audit Fees
The aggregate fees billed for the years ended December 31, 2008 and December 31, 2007 for the professional services rendered by Kost Forer Gabbay & Kasierer, our independent public accounting firm, for the audit of the Company’s annual financial statements and review of financial statements or services that are normally provided by our independent public accounting firm in connection with statutory and regulatory filings or engagements for such fiscal years equaled NIS 318,000 (approximately $83,640) and NIS 768,158 (approximately $202,041), respectively.
Audit-Related Fees
There were no fees billed for the years ended December 31, 2008 and December 31, 2007, for assurance and related services by Kost Forer Gabbay & Kasierer that are reasonably related to audit or review of the Company’s financial statements not reported under “Audit Fees” above.

Tax Fees
The aggregate fees billed for the years ended December 31, 2008 and December 31, 2007 for professional services rendered by Kost Forer Gabbay & Kasierer for tax compliance, tax advice and tax planning equaled NIS127,000 (approximately $33,403) and NIS 82,571 (approximately $21,718), respectively, and consisted of assistance in the preparation of tax returns and general tax research and planning.
All Other Fees
No other fees were billed by Kost Forer Gabbay & Kasierer to the Company during the years ended December 31, 2008 and December 31, 2007.
Pre-Approval Policies and Procedures
During fiscal year 2008, all services provided by Kost Forer Gabbay & Kasierer were pre-approved by our Audit Committee, which concluded that the provision of such services by Kost Forer Gabbay & Kasierer was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. On January 27, 2008, our Audit Committee adopted a pre-approval policy for services provided by the independent registered public accounting firm. Under that adopted pre-approval policy, our Audit Committee will pre-approve the provision by the independent registered public accounting firm of services that fall within specified categories (such as statutory audits or financial audit work for subsidiaries, services associated with SEC registration statements and consultations by management as to accounting interpretations) but only up to specified dollar amounts. Any services that exceed the pre-approved dollar limits, or any services that fall outside of the general pre-approved categories, require specific pre-approval by the Audit Committee. If our Audit Committee delegates pre-approval authority to one or more of its members, the member would be required to report any pre-approval decisions to our Audit Committee at its next meeting. All of the audit, audit-related and tax fees incurred with respect to the fiscal year ended on December 31, 2008 were approved pursuant to our pre-approval policy.
Item 15. Exhibits and Financial Statement Schedules.

Exhibit No.	Description of Document

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 333-144472) filed on August 14, 2008)

3.2	Amended and Restated By-Laws, as amended effective November 8, 2007 (Incorporated by reference to the Company’s Form 10-QSB filed on November 8, 2007)

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

4.3
Series 2 Warrant Certificate Amendment dated as of April 30, 2007 (translated from Hebrew)
(Incorporated by reference to the Company’s Amendment No. 2 to Registration Statement on Form SB-2 (File No. 333-142242) filed on May 30, 2007)

4.4
Series 2 Warrant Certificate Amendment dated as of July 10, 2007 (translated from Hebrew)
(Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-144472) filed on July 11, 2007)

Exhibit No.		Description of Document

4.5
Trust Deed dated as of November 21, 2006 (translated from Hebrew)
(Incorporated by reference to the Company’s Amendment No. 2 to Registration Statement on Form SB-2 (File No. 333-142242) filed on May 30, 2007)

10.1	#	TopSpin Medical, Inc. 2001 Israeli Stock Option Plan (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-142242) filed on April 20, 2007)

10.2	#	TopSpin Medical, Inc. 2003 Israeli Stock Option Plan (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-142242) filed on April 20, 2007)

10.3	#	Form of Option Agreement (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-142242) filed on April 20, 2007)

10.4	(i)*	Distribution Agreement with Top Medical B.V. dated as of October 3, 2006 (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-142242) filed on April 20, 2007)

10.4	(ii)*	Termination Agreement with Top Medical B.V. dated as of August 28, 2008 (Incorporated by reference to the Company’s Form 8-K filed on September 3, 2008)

10.5	*
Research and Development Agreement with Technion Development Foundation Ltd. dated September 13, 2006
(Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-142242) filed on April 20, 2007)

10.6	(i) #
Option Agreement dated as of January 7, 2007 between TopSpin Medical, Inc. and Erez Golan
(Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-142242) filed on April 20, 2007)

10.6	(ii) #	Amendment dated as of September 25, 2007 to Option Agreement between TopSpin Medical, Inc. and Erez Golan (Incorporated by reference to the Company’s Form 8-K filed on October 1, 2007)

10.6	(iii) #	Termination Notice Letter dated as of September 25, 2007 between TopSpin Medical (Israel) Ltd. and Erez Golan (Incorporated by reference to the Company’s Form 8-K filed on October 1, 2007)

10.7	#	Form of TopSpin Medical, Inc. Indemnification Agreement (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-142242) filed on April 20, 2007)

10.8	(i) #
Indemnification for VAT payments dated as of April 6, 2006 between Ora Setter and TopSpin Medical, Inc.
(Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-142242) filed on April 20, 2007)

10.8	(ii) #
Indemnification for VAT payments dated as of April 6, 2006 between Gil Bianco and TopSpin Medical, Inc.
(Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-142242) filed on April 20, 2007)

Exhibit No.		Description of Document

10.9	#	Form of Employment Agreement (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-142242) filed on April 20, 2007)

10.10	(i)	Form of Non-Disclosure Agreement (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-142242) filed on April 20, 2007)

10.10	(ii)	Form of Mutual Non-Disclosure Agreement (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-142242) filed on April 20, 2007)

10.11	#	Form of Consulting Agreement (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-142242) filed on April 20, 2007)

10.12	#	Form of Advisory Board Agreement (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-142242) filed on April 20, 2007)

10.13	(i)
Intercompany Loan Agreement dated as of June 21, 2001 between TopSpin Medical, Inc. and TopSpin Medical (Israel) Ltd.
(Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-142242) filed on April 20, 2007)

10.13	(ii)
Letter regarding Intercompany Loan Agreement dated as of December 29, 2005 between TopSpin Medical, Inc. and TopSpin Medical (Israel) Ltd.
(Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-142242) filed on April 20, 2007)

10.13	(iii)
First Supplement to Intercompany Loan Agreement dated as of April 6, 2006 between TopSpin Medical, Inc. and TopSpin Medical (Israel) Ltd.
(Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-142242) filed on April 20, 2007)

10.13	(iv)
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

10.15
American Friends of Tmura, Inc. Warrant to Purchase 324,820 Shares of TopSpin Medical, Inc. Common Stock dated as of January 29, 2004
(Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-142242) filed on April 20, 2007)

10.16
Tmura — The Israeli Public Service Venture Fund Warrant to Purchase 180 Shares of TopSpin Medical, Inc. Common Stock dated as of December 9, 2002
(Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-142242) filed on April 20, 2007)

Exhibit No.		Description of Document

10.17	(i)
Lease Contract dated as of July 3, 2003 between Af-Sar Ltd. and TopSpin Medical (Israel) Ltd. (translated from Hebrew)
(Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-142242) filed on April 20, 2007)

10.17	(ii)
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
(Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-142242) filed on April 20, 2007)

10.21
Credit Line Agreement dated as of April 30, 2007 between TopSpin Medical, Inc. and Poalim IBI — Managing and Underwriting Ltd.
(Incorporated by reference to the Company’s Amendment No. 1 to Registration Statement on Form SB-2 (File No. 333-142242) filed on May 11, 2007)

10.22
TopSpin Medical, Inc. Series 3 Warrant Certificate No. 1 dated as of June 6, 2007
(Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-144472) filed on July 11, 2007)

10.23	*
Distribution Agreement by and between TopSpin Medical (Israel) Ltd. and Johnson & Johnson Medical Israel, a Division of J — C Healthcare L.T.D., dated as of July 29, 2007
(Incorporated by reference to the Company’s Amendment No. 3 to Registration Statement on Form SB-2 (File No. 333-144472) filed on September 7, 2007)

10.24
Form of Series A Convertible Bonds and Series 2 Warrants Subscription Agreement
(Incorporated by reference to the Company’s Amendment No. 1 to Registration Statement on Form SB-2 (File No. 333-144472) filed on August 14, 2007)

10.25	#	Consulting Agreement dated as of September 25, 2007 between TopSpin Medical (Israel) Ltd. and Erez Golan (Incorporated by reference to the Company’s Form 8-K filed on October 1, 2007)

Exhibit No.		Description of Document

10.26	(i) #	Employment Agreement dated as of September 25, 2007 between TopSpin Medical (Israel) Ltd. and Yaron Tal (Incorporated by reference to the Company’s Form 8-K filed on October 1, 2007)

10.26	(ii) #	Option Agreement dated as of September 25, 2007 between TopSpin Medical, Inc. and Yaron Tal (Incorporated by reference to the Company’s Form 8-K filed on October 1, 2007)

10.27		Master Equipment Rent Agreement with TOP Medical B.V. entered into on January 14, 2008 (Incorporated by reference to the Company’s Form 8-K filed on January 17, 2008)

10.28
Investment Agreement with Asher Shmulewitz dated as of February 2, 2009
(Incorporated by reference to the Company’s Registration Statement on Form 8K filed on February 5, 2009) [In the 8K the date of the agreement is February 1, 2009]

21.1		Subsidiaries of TopSpin Medical, Inc. (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-144472) filed on July 11, 2007)

23.1		Consent of Kost Forer Gabbay & Kasierer

31.1		Certification by Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2		Certification by Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1		Certification Furnished pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1		TopSpin Medical, Inc. Audit Committee of the Board of Directors Charter, as amended effective February 4, 2008

#	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 13 of this Annual Report on Form 10-K for the fiscal year ending December 31, 2008.

*	An application has been submitted to the Securities and Exchange Commission for confidential treatment, pursuant to Rule 406 of the Securities Act of 1933, of portions of this exhibit. These portions have been omitted from this exhibit, and have been filed separately with the Securities and Exchange Commission.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOPSPIN MEDICAL, INC.
Date: March 17, 2009	By:	/s/
Ehud-Moshe Gilboa
Chairman of the Board of Directors and Principal Executive Officer
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES		DATE

By:	/s/ Tami Sharbit-Bachar Director of Finance and Secretary (principal financial and accounting officer)	March 17, 2009

By:	/s/ Ehud-Moshe Gilboa Ehud-Moshe Gilboa Chairman of the Board of Directors	March 17, 2009

By:	/s/ Gideon Even-Sturlesi Gideon Even-Sturlesi Director	March 17, 2009

By:	/s/ Eran Feldhay Eran Feldhay Director	March 17, 2009

By:	/s/ Avi Molcho Avi Molcho Director	March 17, 2009

By:	/s/ Elchanan Maoz Elchanan Maoz Director	March 17, 2009

By:	/s/ Shlomit Oren Shlomit Oren Director	March 17, 2009

By:	/s/ Ran Ben-Or Ran Ben-Or Director	March 17, 2009

EXHIBIT INDEX

Exhibit No.	Description of Document

23.1	Consent of Kost Forer Gabbay & Kasierer
31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification Furnished pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	TopSpin Medical, Inc. Audit Committee of the Board of Directors Charter, as amended effective February 4, 2008