Form 10-Q
period 2009-03-31
TOPSPIN MEDICAL INC
filed 2009-05-15
CIK 1211805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
Commission File Number: 1-33428

Topspin Medical, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	51-0394637
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

36 Rothschild Blvd. Tel Aviv, Israel	N/A
(Address of registrant’s principal executive offices)	(Zip Code)
972-3-5257368
(Telephone number, including area code)
N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes  ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
(The registration is not yet required to comply with Rule 405 of Regulation S-T and therefore has not submitted and posted any Interactive Data File pursuant thereto.)
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☑ Yes No ☐
The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of May 11, 2009, was [756,870,882].

TOPSPIN MEDICAL, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2009

Page

PART I. FINANCIAL INFORMATION	2

Item 1. Financial Statements	2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 4T. Controls and Procedures	26

PART II. OTHER INFORMATION	27

Item 1. Legal Proceedings

Item 1A. Risk Factors

Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits	27

SIGNATURES	28

Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

-i-

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q for the fiscal quarter ending March 31, 2009 contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Those statements are therefore entitled to the protection of the safe harbor provisions of these laws. These forward-looking statements, which are usually accompanied by words such as “may,” “might,” “will,” “should,” “could,” “intends,” “estimates,” “predicts,” “potential,” “continue,” “believes,” “anticipates,” “plans,” “expects” and similar expressions, involve risks and uncertainties, and relate to, without limitation, statements about our market opportunities, our strategy, our competition, our projected revenue and expense levels and the adequacy of our available cash resources. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or forecasted in, or implied by, such forward-looking statements.
Although we believe that the expectations reflected in these forward-looking statements are based upon reasonable assumptions, no assurance can be given that such expectations will be attained or that any deviations will not be material. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q for the quarter ending March 31, 2009 may not occur and our actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We disclaim any obligation or undertaking to disseminate any updates or revision to any forward-looking statement contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

TOPSPIN MEDICAL, INC.
(A Development Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009
(Unaudited)

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Topspin Medical, Inc.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
NIS in thousands

	March 31,	December 31,
	2009	2008
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	3,234	3,385
Other receivables and prepaid expenses	230	385
Restricted deposits	183	562
Prepaid lease payments	37	49

	3,684	4,381

PROPERTY AND EQUIPMENT, NET	8	10

	3,692	4,391

Topspin Medical, Inc.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
NIS in thousands

	March 31,	December 31,
	2009	2008
	Unaudited
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Trade payables	143	455
Other accounts payables and accrued expenses	2,587	2,821
Liability in respect of warrants (series 2)	250	250
Liabilities in respect of options to employees and consultants — short term	1	10
Accrued severance pay	74	270

	3,055	3,806

LONG — TERM LIABILITIES

Tax provision	1,480	1,344
Liabilities in respect of options to employees and consultants — long term	36	38

	1,516	1,382

SHAREHOLDERS’ DEFICIENCY:
Common shares of $0.001 par value:
Authorized 1,000,000,000 shares as of March 31, 2009 and December 31, 2008; Issued and outstanding 756,870,882 and 636,870,882 shares as of March 31, 2009 and December 31, 2008, respectively	2,956	2,457
Additional paid in capital	177,588	177,187
Accumulated deficit during the development stage	(181,423)	(180,441)

	(879)	(797)

	3,692	4,391

Topspin Medical, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
NIS in thousands

			Period from
			inception
			(September 20,
	Three months ended		1999) through
	March 31,		March 31,
	2009	2008	2009

Research and development expenses*	—	5,094	135,023

Less — participation by the Office of the Chief Scientist	—	—	(17,980)

Research and development expenses, net	—	5,094	117,043

Selling and marketing expenses	—	374	3,662

General and administrative expenses	751	1,493	56,950

Operating loss	(751)	(6,961)	(177,655)

Financing income (expenses) , net	(231)	7,228	5,755

Income (loss) before cumulative effect of a change in accounting principle	(982)	267	(171,900)

Income taxes	—	—	(1,344)

Net income (loss)	(982)	267	(173,244)

Basic and diluted net income (loss) per Ordinary share	0.002	0.001

Weighted average number of Ordinary shares outstanding used in basic and diluted net loss per share calculation	636,870,882	189,088,092

*	Including deduction of experimental sales in the amount of approximately 90,000 NIS for the three months ended March 31, 2008.

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

Topspin Medical, Inc.
(A Development Stage Company)
STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIENCY)
NIS in thousands

					Non-	Deficit
	Number of				recourse	accumulated	Total
	outstanding	Share		Additional	receivables	during the	shareholders’
	shares	capital		paid-in	for shares	development	equity
	Common			capital	issued	stage	(deficiency)

Balance as of December 31, 2006	159,537,461	728		134,603	(237)	(141,502)	(6,408)

Exercise of options	2,270,935	9		66	—	—	75
Classification of liability into equity in respect of exercise of options	—	—		1,665	—	—	1,665
Repayment of non-recourse loan and classification of liability into equity	—	—		9,220	237	—	9,457
Issuance of Common shares and warrants (series 3), net of issuance expenses of NIS 1,013	24,398,402	100		18,236	—	—	18,336
Net loss				—	—	(24,168)	(24,168)

Balance as of December 31, 2007	186,206,798	837		163,790	—	(165,670)	(1,043)

Cumulative effect of the adoption of SFAS 159	—	—		—	—	5,379	5,379
Exercise of options	641,562	2		20	—	—	22
Exercise of warrants (series 1)	22,522	(*	)	20	—	—	20
Classification of liability into equity in respect of exercise of options	—	—		125	—	—	125
Settlement with convertible bonds holders	450,000,000	1,618		13,232	—	—	14,850
Net loss	—	—		—		(20,150)	(20,150)

Balance as of December 31, 2008	636,870,882	2,457		177,187	—	(180,441)	(797)

Issuance of Common shares and warrants (series 3)	120,000,000	499		401	—	—	900
Net loss	—	—		—	—	(982)	(982)

Balance as of March 31, 2009	756,870,882	2,956		177,588	—	(181,423)	(879)

Topspin Medical, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NIS in thousands, except for share and per share data

			Period from
			inception
			(September 20,
	Three months ended		1999) through
	March 31,		March 31,
	2009	2008	2009
Cash flows from operating activities:

Net income (loss)	(982)	267	(168,103)
Adjustments to reconcile net loss to net cash used in operating activities (a)	(448)	(8,117)	10,832

Net cash used in operating activities:	(1,430)	(7,850)	157,271

Cash flows from investing activities:

Change in restricted deposit, net	379	—	(127)
Restricted deposit in respect of settlement agreement	—	—	1,298
Restricted cash in respect of issuance of convertible bonds	—	(211)	—
Purchase of fixed assets	—	—	(9,068)
Proceeds from sale of fixed assets	—	—	467
Loan to the Chief Executive Officer	—	—	(231)

Net cash provided by (used in) investing activities:	379	(211)	(7,661)

Cash flows from financing activities:

Exercise of stock options and warrants (series 1)	—	42	238
Proceeds from issuance of Common shares and warrants (series 3), net of issuance expenses	900	—	138,805
Settlement with convertible bonds holders	—	—	(12,513)
Proceeds from issuance of convertible bonds and warrants series 2, net of issuance expenses	—	—	41,636

Net cash provided by financing activities:	900	42	168,166

Increase (decrease) in cash and cash equivalents	(151)	(8,019)	3,234
Cash and cash equivalents at the beginning of the period	3,385	40,978	—

Cash and cash equivalents at the end of the period	3,234	32,959	3,234

Topspin Medical, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NIS in thousands, except for share and per share data

			Period from
			inception
			(September 20,
	Three months ended		1999) through
	March 31,		March 31,
	2009	2008	2009
(a) Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2	399	7,458
Impairment of property and equipment	—	—	1,270
Capital loss	—	—	(31)
Interest and exchange rate differences on loan to the Chief Executive Officer	—	—	(35)
Non-cash bonus to the Chief Executive Officer	—	—	789
Interest on restricted deposits	—	(4)	(1,354)
Change in fair value of liability in respect of warrants	—	(450)	(7,494)
Change in fair value of conversion feature	—	—	(2,746)
Change in fair value of convertible bonds	—	(7,160)	(3,786)
Change in fair value of embedded derivative	—	(3)	(346)
Amortization of deferred issuance expenses and bonds discount	—	—	6,228
Amortization of deferred stock based compensation related to employees	—	—	6,487
Cumulative effect of change in accounting principle	—	—	(5,141)
Change in fair value and amortization of stock options classified as a liability	(11)	(796)	4,488
Amortization of deferred stock based compensation related to consultants	—	—	1,632
Accrued severance pay, net	(196)	(38)	74
Decrease (Increase) in accounts receivable (including long-term receivables)	167	305	(267)
Increase (decrease) in trade payables	(312)	(622)	39
Increase in other accounts payable	(98)	252	3,567

Total adjustments	(448)	(8,117)	10,832

(b) Supplemental disclosure of cash flow activities:
Cash paid during the period for:

Taxes paid due to non-deductible expenses	(* )	14	787
Interest paid	—	—	3,951

(c) Supplemental disclosure of non cash flows activities:
Accrued issuance expenses	—	—	2,868
Classification of liabilities into equity	—	125	11,461

(*)	Less than NIS 1.

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

c.
The Company and its Subsidiary have not generated any revenues and have not achieved profitable operations or positive cash flows from operations. The Company has an accumulated deficit of NIS 181,423 as of March 31, 2009, and it incurred a net loss of NIS 982 and negative cash flow from operating activities in the amount of NIS 1,430 for the period ended March 31, 2009.

According to the Company’s approved budget, which took into account the expected expenses for operating the Company in its current conditions, the Company believes that its financial condition will be sufficient for its limited activities for at least 12 months period from the date of these financial statements. The Company’s liabilities include a tax provision in the amount of approximately NIS 1,480, which there is no assurance that the Company will be required to pay. Based on its current financial condition the Company will have to raise additional funds, in order to redeem its long term liabilities.

The Company’s management and its professional advisors believe that it is highly probable that the Company will receive grants from the Office of the Chief Scientist of the Israeli Ministry of Industry, Trade and Labor (OCS) on behalf of expenses recorded in the year 2008.

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands
NOTE 2: SIGNIFICANT ACCOUNTING POLICIES
a.
The accompanying unaudited interim consolidated financial statements have been prepared as of March 31, 2009 for the three-month period then ended, in accordance with United States generally accepted accounting principles relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended Match 31, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.

The significant accounting policies followed in the preparation of these financial statements are identical to those applied in the preparation of the latest annual financial statements.

b.	Impact of recently issued accounting standards:
1.	FASB Staff Position FAS 157-4

FAS 157-4 Determining Whether a Market Is Not Active and a Transaction Is Not Distressed, or FSP FAS 157-4; FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures. This standard is effective for periods ending after June 15, 2009.The Company does not expect the adoption of FAS 157-4 will have a material impact on its financial position, results of operations or cash flows.

2.	FASB Staff Position FAS 115-2, FAS 124-2, and EITF 99-20-2

FASB Staff Position FAS 115-2, FAS 124-2, and EITF 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments, or FSP FAS 115-2, FAS 124-2, and EITF 99-20-2; and FSP FAS 115-2, FAS 124-2, and EITF 99-20-2 provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This FSP applies to debt securities. This standard is effective for periods ending after June 15, 2009. The Company does not expect the adoption of FAS 115-2, FAS 124-2, and EITF 99-20-2 will have a material impact on its financial position, results of operations or cash flows.

3.	FASB Staff Position FAS 107-1 and APB 28-1

FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP FAS 107-1 and APB 28-1. FSP FAS 107-1 and APB 28-1, amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. This standard is effective for periods ending after June 15, 2009. The Company will implement these pronouncements in its interim financial statements.

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands
NOTE 3: CONTINGENT LIABILITIES
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

The Company has requested from the OCS grant in the amount of approximately NIS 3,200 on behalf of expenses recorded in the year 2008. The Company’s management and its professional advisors believe that it is highly probable that the Company will receive these grants. As there is uncertainty regarding receiving the aforementioned amount, the Company did not record an asset in its financial statements.

2.
TopSpin pledged a bank deposit which is used as a bank guarantee amounting to NIS 108 to secure its payments under the Lease Agreement. The deposit bears an average annual interest of approximately 0.24% and presented at cost plus accrued interest. As of March 31, 2009 the bank deposite remains pledget to the landlord pending restoration of the premises to their original condition.

3.
TopSpin leases motor vehicles under operating lease arrangements for 36 months. The monthly lease payments are approximately NIS 11. As of March 31, 2009 the Company’s car lease deposits amounts to NIS 37 covering rental payments for the last three months in respect of these contracts, out of which an amount of NIS 18 is expected to be paid in the following year as an early termination penalty.

4.
On April 22, 2009 an ex-employee of the subsidiary filed a suit to the district court in the amount of NIS 20 on behalf of holdover of payroll. The subsidiary rejects this claim and believes that the probability that the claim will be accepted is low. Therefore, the Company did not record any provision regarding this claim in its financial statements.

NOTE 4: SHAREHOLDERS’ EQUITY
a.	Composition of share capital:

The Company’s authorized common stock consists of 1,000,000,000 shares with a par value of $ 0.001 per share. All shares have equal voting rights and are entitled to one non-cumulative vote per share in all matters to be voted upon by shareholders. The shares have no preemptive, subscription, conversion or redemption rights and may be issued only as fully paid and non-assessable shares. Holders of the common stock are entitled to equal ratable rights to dividends and distributions with respect to the common stock, as may be declared by the Board of Directors out of funds legally available. The common stocks are registered and publicly traded on the Tel-Aviv Stock Exchange.

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands
NOTE 4: SHAREHOLDERS’ EQUITY (CONT.)
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

On August 22, 2005, the Company effected a consolidation and distribution of its share capital in such a manner that 375,001 Preferred A shares of $ 0.001 were converted into 5,845,692 Common shares, 208,329 Preferred B shares were converted into 11,145,557 Common shares and 87,386,858 Preferred C shares were converted into
87,386,858 Common shares.

2.
According to an agreement signed in December 2002, the Company issued to the Chief Executive Officer (CEO) 11,927,727 Common shares in consideration for $100,000, subject to repurchase right according to certain vesting terms. The Subsidiary gave the CEO a loan to finance the purchase of the Company’s shares. The loan was denominated in U.S dollars and bears interest at the rate of 5%. As a security to ensure the repayment of the loan, the CEO pledged these shares for the benefit of the Company. The pledged shares and the related balance of the loan were deducted from the shareholders’ equity.

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands
NOTE 4: SHAREHOLDERS’ EQUITY (CONT.)
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

In August 2005, the Company and the CEO signed an agreement that modifies the employment conditions of the CEO and revises the terms of the loan and the pledge. The first half of the $ 100,000 loan that the CEO received in order to purchase Company’s shares, including the accrued interest thereon, will become a grant at the end of the second anniversary of the IPO, and the other half at the end of the third anniversary of the IPO, provided that the CEO continues to be employed in TopSpin or is a consultant in TopSpin or in any of its related companies at such time. Accordingly, for the period from inception amounts of NIS 523 became a grant and were recorded as expenses.

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
Compensation expenses (income) related to the CEO NIS 8,866 were recognized period from inception.

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands
NOTE 4: SHAREHOLDERS’ EQUITY (CONT.)
3.
In December 2002, the Company granted fully vested options to holders of Common shares, for their services, which are exercisable into 1,805,138 Common shares of the Company at $ 0.001 per share. The options were exercised in September 2005 in consideration for NIS 7.

4.
In December 2002, the Company granted fully vested options to Hemisphere Capital Corp., for their services, which are exercisable into 1,590,668 Preferred C shares of the Company at $ 0.1886 per share. In September 2005, all the options were cash-less exercised into 170,247 Common shares.

5.	On August 23, 2005, the Company increased its authorized share capital to 500 million Common shares of $ 0.001 par value each.

6.
On August 25, 2005, the Company published a prospectus for the issuance of securities to the public in Israel. The securities were issued in 38 thousand units (“the units”) and the price per unit, as determined in a tender, was NIS 0.95 per unit. Each unit consisted of 1,000 Common shares at NIS 0.95 per share and 600 options at no consideration.

As such, the Company has 22,800,000 registered options (series 1) which are exercisable into 22,800,000 Common shares of $ 0.001 par value with an exercise price of NIS 1.1 per share, linked to the changes in the dollar/NIS exchange rate from August 25, 2005. The options were exercisable up to February 28, 2008. On February 2008, 22,522 options (series 1) have been exercised and the rest have been forfeited.

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

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands
NOTE 4: SHAREHOLDERS’ EQUITY (CONT.)
8.	On October 12, 2008 the Company issued 450,000,000 shares of common stock due to the settlement with convertible bonds holders.

9.
On February 2, 2009 the Company entered, with an investor, into a private placement agreement. According to the agreement the Company issued 120,000,000 common shares of $ 0.001 par value and 58,064,516 warrants exercisable into common shares of the Company for total consideration of NIS 900. Each warrant is exercisable into one common share for the exercise price of NIS 0.01 for a period of 4 years following the issuance date.

NOTE 5: STOCK BASED COMPENSATION
a.
On February 26, 2009 the Board of Directors approved an increase of an additional 25 million shares of Common Stock (21 out of them available for grant) to be granted under the 2003 Israeli Stock Option Plan.

b.	Options to employees:

A summary of the Company’s share option activities for options granted to employees under the plans excluding performance base options is as follows:

			Weighted
			average
		Weighted	remaining	Aggregate
		average	contractual	intrinsic
		exercise	terms	value
	Number	price	(in years)	price

Options outstanding at January 1, 2009	7,213,251	$0.053
Options forfeited	(906,876)	$0.759

Options outstanding at March 31, 2009	6,306,375	$0.012	3.2	27

Options vested and expected to vest at March 31, 2009	6,250,125	$0.096	3.2	27

Options exercisable at March 31, 2009	6,203,250	$0.093	3.2	27

The aggregate intrinsic value in the tables above represents the total intrinsic value (the difference between the Company’s closing stock price on the last trading day of March 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2009. This amount change based on the fair market value of the Company’s stock. No options were exercised by employees for the period ended March 31, 2009.
The fair value for these options was estimated using the Binomial model option-pricing model.

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands
NOTE 5: STOCK BASED COMPENSATION (Cont.)
b.	Options to employees (cont.)

A summary of the activity under the performance share-based options granted to employees is as follows:

			Weighted
			average
		Weighted	remaining	Aggregate
		average	contractual	intrinsic
		exercise	terms	value
	Number	price	(in years)	price

Options outstanding at January 1, 2009 and March 31, 2009	2,390,000	$0.150	6.0	—

Options vested and expected to vest at March 31, 2009	2,390,000	$0.150	6.0	—

Options exercisable at March 31, 2009	2,390,000	$0.150	6.0	—

The Company’s outstanding options to employees as of March 31, 2009, have been separated into ranges of exercise prices as follows:

			Weighed average
Exercise price	Options for	Options	remaining
per share	Common shares	exercisable	contractual terms
$0.001	4,650,000	4,650,000	1.8
$0.02	1,972,000	1,962,625	5.7
$0.149	150,000	150,000	0.2
$0.111	28,125	28,125	7.5
$0.150	1,740,000	1,740,000	7.8
$0.182	156,250	62,500	8.5

	8,696,375	8,593,250

Compensation expenses (income) related to options granted to employees were recorded to research and development expenses and general and administrative expenses, as follows:

			Period from
			inception
			(September 20,
	Three month ended		1999) through
	March 31,		March 31,
	2009	2008	2009

Research and development expenses	(7)	(439)	527
General and administrative expenses	(2)	(146)	9,881

	(9)	(585)	10,408

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands
NOTE 5: STOCK BASED COMPENSATION (Cont.)
b.	Options to employees (cont.)

As of March 31, 2009, there was NIS 0.035 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted to employees under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 0.25 years.

c.	Options to non-employees:

A summary of the Company’s share option activities for options granted to non-employees under the plans excluding performance base options is as follows:

			Weighted
			average
		Weighted	remaining	Aggregate
		average	contractual	intrinsic
		exercise	terms	value
	Number	price	(in years)	price
Options outstanding at January 1, 2009	1,378,510	$0.189
Options forfeited	(812,500)	$0.076

Options outstanding, vested and expected to vest at March 31, 2009	566,010	$0.346	4.8	—

Options exercisable at March 31, 2009	566,010	$0.346	4.8	—

The Company accounted for its options to non-employees under the fair value method in accordance of SFAS 123(R) and EITF 96-18. The fair value for options granted to non-employees was estimated according to the principles determined in SFAS 123(R) based on binomial option pricing model and amounts to approximately NIS 2.
A summary of the activity under the performance share-based options granted to non-employees is as follows:

			Weighted
			average
		Weighted	remaining	Aggregate
		average	contractual	intrinsic
		exercise	terms	value
	Number	Price	(in years)	price
Options outstanding at January 1, 2009 and December 31, 2009	900,000	$0.111	7.5	—

Options expected to vest at March 31, 2009	300,000	$0.111	7.5	—

Options exercisable at March 31, 2009	300,000	$0.111	7.5	—

In accordance to the suspension of the Company’s activities as mentioned in note 1a, the Company assumes that the milestones set in the option agreement will not be achieved.

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands
NOTE 5: STOCK BASED COMPENSATION (Cont.)
c.	Options to non-employees (cont.)

The Company’s outstanding options to non-employees as of March 31, 2009, have been separated into ranges of exercise prices as follows:

			Weighed average
Exercise price	Options for	Options	remaining
per share	Common shares	exercisable	contractual terms

$12	14,010	14,010	3.5
$0.05	552,000	552,000	4.8
$0.111	900,000	300,000	7.5

	1,466,010	866,010

Compensation expenses (income) related to options granted to non-employees were recorded to research and development expenses and general and administrative expenses, as follows:

			Period from
			inception
			(September 20,
	Three months ended		1999) through
	March 31,		March 31,
	2009	2008	2009

Research and development expenses	(1)	(122)	166
General and administrative expenses	(1)	(61)	1,306

	(2)	(183)	1,472

NOTE 6: SUBSEQUENT EVENTS
a.
On April 19, 2009 the Company’s Board of Directors nominated Mr. Ehud Gilboa, the chairman of the Company’s and the subsidiary’s (together the “Group”) Board of Director, to serve as a temporary Chief Executive Officer (“CEO”) of the Group and entered into a Consulting Agreement.

On May 5, 2009 the Board of Directors amended the agreement in a way that Mr. Ehud Gilboa will provide consulting services instead of temporary CEO.

In consideration for the services he will provide, Mr. Gilboa is entitled to a monthly fee of NIS 34, plus VAT, and the Company will pay up to 50% of all fixed and variable maintenance costs of the cellular phone used by the Consultant, retroactively from January 1, 2009.

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands
NOTE 6: SUBSEQUANT EVENTS (Cont.)
a.	(cont.)

The Consulting Agreement is valid until termination by one of the parties thereto at any time or reason, with advance notice of 45 days. In addition, the subsidiary is entitled to early termination in connection with certain events as detailed in the Consulting Agreement.

b.
On April 2, 2009 Mrs. Tami Sharbit-Bachar notified the Company of her resignation from her position as the Director of Finance and Secretary. Pursuant to Mrs. Sharbit-Bachar’s amended employment agreement with the Company, Mrs. Sharbit-Bachar will continue in her position as Director of Finance and Secretary for 45 days following the date of notice, or until such other time as Mrs. Sharbit-Bachar and the Company mutually agree.

c.
On May 6, 2009 the Board of Directores of the Company approved the designation of new Finance Manager to the Company. As part of the employment agreement of the new Finance Manager the Company will allocate 1,500,000 unmarketable options which are convertable to 1,500,000 Common shares of $0.001 par value each, 750,000 of the options will be excercisable at an exercise price of NIS 0.011 per share and the balance of 750,000 options at an exercise price of NIS 0.022 per share. According to the Binomial model, with 113.67% volatility and 0.95%-8.09% risk-free interest rate, the compensation resulted from the grant amounted to approximately NIS 10.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is intended to assist you in understanding our financial condition and plan of operations. You should read the following discussion along with our financial statements and related notes included in this Quarterly Report on Form 10-Q.
Overview
We were incorporated in Delaware on September 20, 1999. We have conducted all of our business operations through our wholly-owned Israeli subsidiary, TopSpin Medical (Israel) Ltd. (TopSpin Israel). TopSpin Israel was incorporated on October 5, 1999 and until we suspended our activities due to financial considerations in October 2008, we were engaged through TopSpin Israel in the design, research, development and manufacture of imaging devices that utilize MRI technology by means of miniature probes for various body organs. We first began researching and developing this technology for use in diagnosis and therapy guidance of cardiology applications. In 2006, we began to develop our technology for the detection of prostate cancer in a way which could potentially aid urologists in guiding prostate biopsies, staging of prostate cancer and guiding local treatment such as cryo- and brachy-therapy.
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
As a result of the combination of the substantial outlay of cash in connection with the settlement and because the grants due to us for the years 2007 and 2008 from the Office of the Chief Scientist of the Israeli Ministry of Industry, Trade and Labor (“OCS”), an Israeli governmental agency, were not received in the expected timeframe, we decided to terminate the employment of all of TopSpin Israel’s employees (excluding the finance department) and suspend our operational activities as of October 27, 2008. In connection with this decision, the Board decided to continue to seek financing opportunities in order to resume the Company’s operations.
Liquidity and Capital Resources
Since our inception, we have financed our operations principally through private and public sales of equity securities, issuance of convertible notes and receipt of grants from the Office of the Chief Scientist of the Israeli Ministry of Industry, Trade and Labor, an Israeli governmental agency. On February 1, 2009, we issued (i) 120,000,000 shares of common stock, par value $0.001, and (ii) options to purchase up to an additional 58,064,516 shares of our common stock at an exercise price of 0.01 NIS per share, exercisable immediately and expiring four years following the date of issuance. In consideration of this issuance, we received NIS 900,000 (approximately $215,000).
As of March 31, 2009, we held approximately 3,234,000 NIS (approximately $772,000) in cash and cash equivalents.
The Company and its Subsidiary have not generated any revenues and have not achieved profitable operations or positive cash flows from operations. The Company has an accumulated deficit of NIS 181,423 as of March 31, 2009, and it incurred a net loss of NIS 982 and negative cash flow from operating activities in the amount of NIS 1,430 for the period ended March 31, 2009.
According to the Company’s approved budget, which took into account the expected expenses for operating the Company in its current conditions, the Company believes that its financial condition will be sufficient for its limited activities for at least 12 months period from the date of these financial statements. The Company’s liabilities include a tax provision in the amount of approximately NIS 1,480, which there is no assurance that the Company will be required to pay. Based on its current financial condition the Company will have to raise additional funds, in order to redeem its long term liabilities.

The Company’s management and its professional advisors believe that it is highly probable that the Company will receive grants from the Office of the Chief Scientist of the Israeli Ministry of Industry, Trade and Labor (OCS) on behalf of expenses recorded in the year 2008.
Operating Activities
We used 1,430,000 NIS (approximately $341,000) of cash in operating activities in the three months ended on March 31, 2009. In the same period in 2008, we used 7,850,000 NIS (approximately $1,874,000). The decrease in net cash used in operating activities in 2009 is primarily attributable to the Company’s Board of Directors’ decision to suspend the Company’s operational activities as of October 2008.
Financing Activities
In November 2006, we raised net proceeds of 40,635,000 NIS (approximately $11,878,000) through the sale of Series A Convertible Bonds and Series 2 Warrants in a private placement. In June 2007, we raised net proceeds of 18,336,000 NIS (approximately $5,360,000) through the sale of Common Stock and Series 3 Warrants. In February 2009, we raised net proceeds of 900,000 NIS (approximately $215,000) through a private placement of our common stock and options to purchase shares of our common stock with an investor.
Net cash provided by financing activities was 900,000 NIS (approximately $215,000) during the three month period ended March 31, 2009, compared to 42,000 NIS (approximately $10,000) net cash provided by financing activities during the three months ended March 31, 2008.
Investing Activities
We invested a substantial portion of our available cash funds in NIS-denominated bank deposits. In the three month period ended March 31, 2009, we release 379,000 NIS (approximately $90,000) of restricted deposits compared to 211,000 NIS (approximately $50,000) used in the same period in 2008. The amount invested was with respect to the issuance of convertible bonds.
Results of Operations
We have not recorded any revenues from operations since the time of our inception in September 1999. We have financed our operations principally through private and public sales of equity securities, issuance of convertible notes and the receipt of grants from the Office of the Chief Scientist of the Israeli Ministry of Industry, Trade and Labor, an Israeli governmental agency. We use the funds generated by these activities to support research and development, administrative, and other expenses associated with developing, testing and marketing our proposed products. As discussed above under the heading “Liquidity and Capital Resources”, our reduced cash status caused us to suspend our operational activities as of October 2008.
Research and Development Expense
Research and Development (R&D) expense consists of the costs associated with the development of our imaging devices, reduced by the value of the grant received from the Office of the Chief Scientist and income from experimental sales. Following our Board’s decision to suspend non-administrative operations, in the three months ended on March 31, 2009, we did not incur any R&D expense. In the same period in 2008, we incurred 5,094,000 NIS (approximately $1,216,000) of R&D expenses.

Selling and Marketing Expense
Selling and Marketing expense includes expenses incurred in connection with marketing our imaging devices. Following our Board’s decision in April 2008 to shift the Company’s focus to the Urology Product, which was not yet in the marketing phase, in the three months ended on March 31, 2009, we did not incur any Selling and Marketing expenses, as compared with 374,000 NIS (approximately $89,000) of Selling and Marketing expense incurred during the same period in 2008.
General and Administrative Expense
General and Administrative (G&A) expense includes salaries of all employees other than research and development employees and sales and marketing employees and other general expenses incurred by us that are not related to research and development or sales and marketing activities. G&A expense for the three months ended on March 31, 2009 decreased to 751,000 NIS (approximately $179,000) from 1,493,000 NIS (approximately $356,000) spent in the same period in 2008. This decrease was mainly due to the Company’s Board of Directors’ decision of October 2008 to suspend its activities.
In connection with the decision to terminate all but finance department employees, we require to make certain severance payments which will be paid in the fiscal quarter ending on June 30, 2009. We anticipate that these severance costs, which generally include, with respect to each terminated employee, payment of one month’s salary, will equal approximately NIS 90,000 in the aggregate (approximately $21,000).
Income taxes
In connection with the implementation of the Settlement Agreement, the Company recorded in December 2008, NIS 1,344,000 (approximately $321,000) which was revaluated in March 2009 to NIS 1,480 (approximately $353,000) of provisional liabilities representing a conservative estimate of potential tax liability that we may incur in connection with the conversion of the Series A Bonds. The Company is seeking professional advisors to further investigate and determine the actual amount of tax due, if any, with respect to the conversion of the Series A Bonds.
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
We have prepared our consolidated financial statements based on the assumption that we will continue as a going concern.
FASB Staff Position FAS 157-4
FAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed,” provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures. This standard is effective for periods ending after June 15, 2009. We do not expect the adoption of FAS 157-4 to have a material impact on our financial position, results of operations or cash flows.
FASB Staff Position FAS 115-2, FAS 124-2, and EITF 99-20-2
FASB Staff Position FAS 115-2, FAS 124-2, and EITF 99-20-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provide additional guidance and greater clarity about the credit and noncredit component of an other-than-temporary impairment event and how to more effectively communicate when an other-than-temporary impairment event has occurred. This FSP applies to debt securities and is effective for periods ending after June 15, 2009. We do not expect the adoption of FAS 115-2, FAS 124-2, and EITF 99-20-2 to have a material impact on our financial position, results of operations or cash flows.

FASB Staff Position FAS 107-1 and APB 28-1
FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. This standard is effective for periods ending after June 15, 2009. We will implement these pronouncements in our interim financial statements.
Off-Balance Sheet Arrangements
Commitments to Pay Royalties to the Chief Scientist
TopSpin Israel obtains grants from the OCS for participation in research and development and, in return, is obligated to pay royalties amounting to 3% of sales during the first three years from the start date of the repayments and 3.5% of sales from the fourth year until the full repayment of the grants. The grants are linked to the exchange rate of the dollar and bear interest of LIBOR per annum. As of March 31, 2009, the total amount of grants obtained equals approximately 17,980,000 NIS (approximately $4,293,000).
The Company has requested that the OCS grant awards in the amount of approximately NIS 3,200 on behalf of expenses recorded in the year 2008. The Company’s management and its professional advisors believe that it is highly probable that the Company will receive these grants. As there is an uncertainty regarding receiving the aforementioned amount the Company did not record an asset in its financial statements.
Office Lease Commitments
In July 2003, TopSpin Israel signed an agreement with a third party for the lease and maintenance of a space where we maintain our offices, laboratories and a “clean room” for the production of our products for a period of five years. In December 2006, TopSpin Israel entered into an additional five-year lease agreement with the same third party for the lease of additional space at the same facility. On October 15, 2008, we notified the third party that we intend to terminate both leases as of November 30, 2008 and on November 30, 2008 the property was returned to the lessor without any penalty. However, in connection with entering into the lease, TopSpin Israel pledged a bank deposit, which is used as a bank guarantee, amounting to approximately NIS 108,000 (approximately $26,000); this bank deposit remains pledged to the landlord as of March 31, 2009 pending restoration of the premises to their original condition.
Motor Vehicles Lease Commitment
TopSpin Israel leases motor vehicles under operating lease agreements for 36 months. The monthly lease payments are approximately 11,000 NIS (approximately $3,000) as of March 31, 2009. The Company paid the last three months of the lease in advance. Future rental commitments under the existing lease agreement as of March 31, 2009 are 63,000 NIS (approximately $15,000) for the first year and 53,000 NIS (approximately $13,000) for the second year, for amounts totaling 116,000 NIS (approximately $28,000). As a result of the Board’s decision to terminate the employment of most of our employees, we intend to terminate most of the motor vehicle leases by the end of 2009. The early termination of our motor vehicle leases will cause us to forfeit security deposits paid in connection with those leases.

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
As of March 31, 2009, our management, including the Director of Finance and the Chairman of the Board of Directors, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on such evaluation, our management concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.
There have not been any changes in our internal control over financial reporting during the three month period ended on March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 5. OTHER INFORMATION
As previously reported in a current report on Form 8-K filed on May 11, 2009 (the “Form 8-K”), the Company appointed Mr. Eldad Yehieli to be its Chief Financial Officer effective May 6, 2009. Also on May 6, 2009, the Company entered into an employment agreement with Mr. Yehieli (the “Yehieli Employment Agreement”). The description of the Yehieli Employment Agreement is incorporated herein by reference.
As of May 12, 2009, the Company has entered into indemnification agreements with each of its Directors. The indemnification agreements, a form of which is filed as Exhibit 10.4, provide for indemnification of the Company’s Directors to the fullest extent permitted by law, except in circumstances where expenses incurred by the Director are the result of, among other things, such Director’s fraudulent, dishonest or willful misconduct. The Company entered into an indemnification agreement with our new Chief Financial Officer, Mr. Eldad Yehieli, on May 14, 2009 on the same terms as described above.
ITEM 6. EXHIBITS

Exhibit
Number	Description

10.1	Stock Purchase Agreement by and between TopSpin Medical, Inc. and Asher Shmulewitz, dated February 1, 2009.

10.2	TopSpin Medical, Inc.’s 2003 Israeli Stock Option Plan, as amended on February 26, 2009.

10.3	Employment Agreement by and between TopSpin Medical, Inc. and Eldad Yehieli, dated May 6, 2009.

10.4	Form of Director Indemnification Director by and between TopSpin Medical, Inc. and each of its Directors

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Certifications as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2009	TOPSPIN MEDICAL, INC.
	By:	/s/ Ehud-Moshe Gilboa
Chairman of the Board of Directors

Date: May 15, 2009	By:	/s/ Tami Sharbit-Bachar
Director of Finance

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Stock Purchase Agreement by and between TopSpin Medical, Inc. and Asher Shmulewitz, dated February 1, 2009.

10.2	TopSpin Medical, Inc.’s 2003 Israeli Stock Option Plan, as amended on February 26, 2009.

10.3	Employment Agreement by and between TopSpin Medical, Inc. and Eldad Yehieli, dated May 6, 2009.

10.4	Form of Director Indemnification Director by and between TopSpin Medical, Inc. and each of its Directors.

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Certifications as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002