Form 10-Q
period 2009-06-30
TOPSPIN MEDICAL INC
filed 2009-08-14
CIK 1211805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
Commission File Number: 333-144472
Topspin Medical, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	51-0394637 (IRS Employer Identification No.)

36 Rothschild Blvd. Tel Aviv, Israel (Address of registrant’s principal executive offices)	N/A (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☑ Yes No ☐
The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of August 5, 2009, was 761,470,882.

TOPSPIN MEDICAL, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2009

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q for the fiscal quarter ending June 30, 2009 contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Those statements are therefore entitled to the protection of the safe harbor provisions of these laws. These forward-looking statements, which are usually accompanied by words such as “may,” “might,” “will,” “should,” “could,” “intends,” “estimates,” “predicts,” “potential,” “continue,” “believes,” “anticipates,” “plans,” “expects” and similar expressions, involve risks and uncertainties, and relate to, without limitation, statements about our market opportunities, our strategy, our competition, our projected revenue and expense levels and the adequacy of our available cash resources. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or forecasted in, or implied by, such forward-looking statements.
Although we believe that the expectations reflected in these forward-looking statements are based upon reasonable assumptions, no assurance can be given that such expectations will be attained or that any deviations will not be material. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q for the quarter ending June 30, 2009 may not occur and our actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We disclaim any obligation or undertaking to disseminate any updates or revision to any forward-looking statement contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
TOPSPIN MEDICAL, INC.
(A Development Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009
(Unaudited)

Topspin Medical, Inc.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS (NIS in thousands)

	December 31,	June 30,
	2008	2009
	Audited	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	3,385	2,347
Other receivables and prepaid expenses	385	236
Restricted deposits	562	75
Prepaid lease payments	49	24

	4,381	2,682

PROPERTY AND EQUIPMENT, NET	10	12

	4,391	2,694

The accompanying notes are an integral part of the consolidated financial statements.

Topspin Medical, Inc.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS (NIS in thousands)

	December 31,	June 30,
	2008	2009
	Audited	Unaudited
LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Trade payables	455	273
Other accounts payables and accrued expenses	2,821	2,433
Liability in respect of warrants	250	—
Liabilities in respect of options to employees and consultants	10	1
Accrued severance pay liability	270	—
Tax provision	—	1,385

	3,806	4,092

LONG TERM LIABILITIES

Tax provision	1,344	—
Liabilities in respect of options to employees and consultants	38	2

	1,382	2

CONTINGENT LIABILITIES, COMMITMENTS AND CHARGES

SHAREHOLDERS’ DEFICIENCY:
Common shares of $0.001 par value:
Authorized 1,000,000,000 shares as of June 30, 2009 and December 31, 2008; Issued and outstanding 761,470,882 and 636,870,882 shares as of June 30, 2009 and December 31, 2008, respectively	2,457	2,975
Additional paid in capital	177,187	177,749
Accumulated deficit during the development stage	(180,441)	(182,124)

	(797)	(1,400)

	4,391	2,694

August 13, 2009	/s/ Ehud Gilboa	/s/ Eldad Yehiely

Date of approval of the financial statements	Ehud Gilboa Chairman of Board of Directors	Eldad Yehiely Finance Manager
The accompanying notes are an integral part of the consolidated financial statements.

Topspin Medical, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS (NIS in thousands, except for shares and per share data)

					Period from
					inception
	Six months ended		Three months ended		(September 20, 1999)
	June 30,		June 30,		through June 30,
	2009	2008	2009	2008	2008
	Unaudited

Research and development expenses	—	10,895	—	5,801	135,023

Less — participation by the office of the Chief Scientist	—	—	—	—	(17,980)

Research and development expenses, net	—	10,895	—	5,801	117,043

Seles and marketing expenses	—	557	—	183	3,662

General and administrative expenses	1,850	3,485	1,099	1,992	58,113

Operating loss	(1,850)	(14,937)	(1,099)	(7,976)	(178,818)

Financing income , net	167	18,166	398	10,938	6,152

Income (loss) before cumulative effect of change in accounting principle	(1,683)	3,229	(701)	2,962	(172,666)

Taxes on income	—	—	—	—	(1,344)

Net income (loss)	(1,683)	3,229	(701)	2,962	(174,010)

Basic and diluted loss per Common share	(0.002)	0.017	(0.001)	0.016

Weighted average number of Common shares outstanding used in basic and diluted net loss per share calculation	735,600,164	189,090,511	759,398,355	189,090,511

The accompanying notes are an integral part of the consolidated financial statements.

Topspin Medical, Inc.
(A Development Stage Company)
STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIENCY (NIS in thousands)

											Non-	Deficit
											recourse	accumulated	Total
	Number of outstanding shares				Share capital				Additional	Receivables	receivables	during the	shareholders’
		Preferred				Preferred			paid-in	for shares	for shares	development	Equity
	Common	A	B	C	Common	A	B	C	capital	issued	issued	stage	(Deficiency)

Balance as of September 20, 1999	—	—	—	—	—	—	—	—	—	—	—	—	—

Issuance of common shares	625,000	—	—	—	3	—	—	—	—	—	—	—	3
Issuance of Preferred A shares net of issuance expenses of NIS 20	—	375,001	—	—	—	2	—	—	3,134	—	—	—	3,136
Net loss	—	—	—	—	—	—	—	—	—	—	—	(380)	(380)

Balance as of December 31, 1999	625,000	375,001	—	—	3	2	—	—	3,134	—	—	(380)	2,759

Issuance of Preferred B shares net of issuance expenses of NIS 61	—	—	208,329	—	—	—	1	—	10,183	—	—	—	10,184
Net loss	—	—	—	—	—	—	—	—	—	—	—	(3,880)	(3,880)

Balance as of December 31, 2000	625,000	375,001	208,329	—	3	2	1	—	13,317	—	—	(4,260)	9,063

Net loss	—	—	—	—	—	—	—	—	—	—	—	(7,254)	(7,254)

Balance as of December 31, 2001	625,000	375,001	208,329	—	3	2	1	—	13,317	—	—	(11,514)	1,809

Issuance of Preferred C shares net of issuance expenses of NIS 2,200	—	—	—	87,386,858	—	—	—	410	47,578	(630)	—	—	47,358
Beneficial conversion feature related to Preferred A and Preferred B shares	—	—	—	—	—	—	—	—	13,320	—	—	(13,320)	—
Issuance of Common shares to the Chief Executive Officer	6,957,841	—	—	—	56	—	—	—	413	—	(469)	—	—
Deferred shares based compensation related to issuance of shares to the Chief Executive Officer	—	—	—	—	—	—	—	—	2,822	—	—	—	2,822
Shares based compensation related to options granted to consultants	—	—	—	—	—	—	—	—	1,286	—	—	—	1,286
Accrued interest and exchange rate differences on a loan to the Chief Executive Officer	—	—	—	—	—	—	—	—	4	—	(4)	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(15,414)	(15,414)

Balance as of December 31, 2002	7,582,841	375,001	208,329	87,386,858	59	2	1	410	78,740	(630)	(473)	(40,248)	37,861

The accompanying notes are an integral part of the consolidated financial statements.

Topspin Medical, Inc.
(A Development Stage Company)
STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIENCY (NIS in thousands)

										Non-	Deficit
										recourse	accumulated	Total
	Number of outstanding shares				Share capital				Additional	receivables	during the	shareholders’
		Preferred				Preferred			paid-in	for shares	development	equity
	Common	A	B	C	Common	A	B	C	capital	issued	stage	(deficiency)
	NIS in thousands

Balance as of December 31, 2004	11,709,886	375,001	208,329	87,386,858	61	2	1	410	108,718	(475)	(88,374)	20,343

Conversion of Preferred A, B and C into Common shares	104,378,107	(375,001)	(208,329)	(87,386,858)	477	(2)	(1)	(410)	(64)	—	—	—
Exercise of options	3,553,507	—	—	—	16	—	—	—	(*) —	—	—	16
Issuance of Common shares net of issuance expenses of NIS 3,292	38,000,000	—	—	—	171	—	—	—	28,920	—	—	29,091
Issuance of options net of issuance expenses of NIS 378	—	—	—	—	—	—	—	—	3,339	—	—	3,339
Deferred shares based compensation related to issuance of shares to the Chief Executive Officer	630,793	—	—	—	—	—	—	—	(627)	—	—	(627)
Grant to the Chief Executive Officer	—	—	—	—	—	—	—	—	—	74	—	74
Amortization of deferred shares based compensation	—	—	—	—	—	—	—	—	486	—	—	486
Shares based compensation related to options granted to consultants	—	—	—	—	—	—	—	—	66	—	—	66
Accrued interest and exchange rate differences on a loan to the Chief Executive Officer	—	—	—	—	—	—	—	—	58	(58)	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	(14,325)	(14,325)

Balance as of December 31, 2005	158,272,293	—	—	—	725	—	—	—	140,896	(459)	(102,699)	38,463
Cumulative effect of the adoption of SFAS 123(R)											(238)	(238)
Change of deferred shares compensation into liability as a result from accounting change	—	—	—	—	—	—	—	—	(6,768)	—	—	(6,768)
Exercise of options	634,374	—	—	—	3	—	—	—	38	—	—	41
Conversion of liability into equity in respect of exercise of options	—	—	—	—	—	—	—	—	451			451
Grant to the Chief Executive Officer	630,794	—	—	—	—	—	—	—	—	208	—	208
Accrued interest and exchange rate differences on a loan to the Chief Executive Officer	—	—	—	—	—	—	—	—	(14)	14	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	(38,565)	(38,565)

Balance as of December 31, 2006	159,537,461	—	—	—	728	—	—	—	134,603	(237)	(141,502)	(6,408)

The accompanying notes are an integral part of the consolidated financial statements.

Topspin Medical, Inc.
(A Development Stage Company)
STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIENCY (NIS in thousands)

	Number of				Non-recourse	Deficit accumulated
	outstanding	Share		Additional	receivables	during the	Total
	shares	capital		paid-in	for shares	development	shareholders’
	Common			capital	issued	stage	deficiency
	NIS in thousands
Balance as of December 31, 2006	159,537,461	728		134,603	(237)	(141,502)-	(6,408)

Exercise of employee’s options	2,270,935	9		66	—	—	75
Classification of liability into equity in respect of exercise of options	—	—		1,665	—	—	1,665
Repayment of non-recourse loan and classification of liability into equity	—	—		9,220	237	—	9,457
Issuance of Common shares and warrants (series 3), net of issuance expenses of NIS 1,013	24,398,402	100		18,236	—	—	18,336
Net loss				—	—	(24,168)	(24,168)

Balance as of December 31, 2007	186,206,798	837		163,790	—	(165,670)	(1,043)

Cumulative effect of the adoption of SFAS 159	—	—		—	—	5,379	5,379
Exercise of options	641,562	2		20	—	—	22
Exercise of warrants (series 1)	22,522	(*	)	20	—	—	20
Classification of liability into equity in respect of exercise of options	—	—		125	—	—	125
Settlement with convertible bonds holders	450,000,000	1,618		13,232	—	—	14,850
Net loss	—	—		—	—	(20,150)	(20,150)

Balance as of December 31, 2008	636,870,882	2,457		177,187	—	(180,441)	(797)

Cumulative effect of the adoption of SFAS 159
Exercise of options	4,600,000	19		—	—	—	19
Issuance of Common shares and warrants (series 3)	120,000,000	499		401	—	—	900
Classification of liability into equity in respect of exercise of options	—	—		161	—	—	161
Net loss	—	—		—	—	(1,683)	(1,683)

Balance as of June 30, 2009 (unaudited)	761,470,882	2,975		177,749	—	(182,124)	(1,400)

*)	Less than 1 NIS.
The accompanying notes are an integral part of the consolidated financial statements.

Topspin Medical, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (NIS in thousands)

			Period from
			inception
			(September 20,
	Six months ended		1999) through
	June 30		June 30,
	2009	2008	2009
	Unaudited		Unaudited

Cash flows from operating activities:

Net income (loss)	(1,683)	3,229	(168,804)
Adjustments to reconcile net loss to net cash used in operating activities (a)	(761)	(19,215)	10,516

Net cash used in operating activities:	(2,444)	(15,986)	(158,288)

Cash flow from investing activities:

Change in restricted deposit, net	487	—	(21)
Restricted cash in respect of issuance of convertible bonds	—	—	1,298
Purchase of fixed assets	—	(243)	(9,068)
Proceeds from sale of fixed assets	—	—	467
Loan to the Chief Executive Officer	—	—	(231)

Net cash provided by (used in) investing activities:	487	(243)	(7,555)

Cash flows from financing activities:

Exercise of shares options and warrants	19	42	257
Proceeds from issuance of shares and warrants (series 3), net of issuance expenses	900	—	138,805
Settlement with convertible bonds holders	—	—	(12,513)
Proceeds from issuance convertible debentures and warrants (series 2), net of issuance expenses	—	—	41,636

Net cash provided by financing activities:	919	42	168,185

Increase (decrease) in cash and cash equivalents	(1,038)	(16,187)	2,342
Cash and cash equivalents at the beginning of the period	3,385	40,978	—

Cash and cash equivalents at the end of the period	2,347	24,791	2,342

Topspin Medical, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (NIS in thousands)

			Period from
			inception
	Six months ended		(September 20, 1999)
	June 30		through June 30,
	2009	2008	2009
	Unaudited		Unaudited

(a) Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4	1,334	7,460
Impairment of property and equipment	—	16	1,270
Capital loss (gain)	—	—	(31)
Interest and exchange rate differences on loan to the Chief Executive Officer	—	(9)	(35)
Non-cash bonus to the Chief Executive Officer	—	—	789
Interest on restricted deposit	—	—	(1,354)
Change in fair value of liability in respect of warrants (series 2)	(250)	(675)	(7,744)
Change in fair value of conversion feature	—	—	(2,746)
Change in fair value of convertible bonds	—	(19,010)	(3,786)
Change in fair value of embedded derivative	—	325	(346)
Amortization of deferred issuance expenses and debentures discount	—	—	6,228
Amortization of deferred shares based compensation related to employees	—	—	6,487
Cumulative effect of change in accounting principle	—	—	(5,141)
Change in fair value and amortization of shares options classified as a liability	117	(2,128)	4,616
Amortization of deferred shares based compensation related to consultants	—	—	1,631
Accrued severance pay, net	(270)	(31)	—
Decrease (increase) in other accounts receivable and prepaid expenses (including prepaid lease payments)	174	1,326	(259)
Increase (decrease) in trade payables	(189)	(1,241)	161
Increase (decrease) in other accounts payable and tax provision	(347)	878	3,316

Total adjustments	(761)	(19,215)	10,516

(b) Supplemental disclosure of cash flow activities:
Cash paid during the period for:

Taxes paid due to non-deductible expenses	—	39	787

Interest paid	—	20	3,951

x(c) Supplemental disclosure of non cash flows activities:

Purchase of fixed assets	6	—	—

Accrued issuance expenses	—	—	2,868

Classification of liabilities into equity	412	125	11,872

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: GENERAL
a.	TopSpin Medical, Inc. (“the Company”) and its subsidiary, TopSpin Medical (Israel) Ltd. (“the Subsidiary” or “TopSpin”) are engaged in research and development of a medical MRI technology.
The Company was incorporated and commenced operation in September 1999 as a private company registered in Delaware, U.S. On September 1, 2005, the Company issued securities to the public in Israel and became publicly traded in the Tel Aviv Shares Exchange (“TASE”). In 2007 the Company registered some of its securities with the U.S. Securities and Exchange Commission (“SEC”). The Company’s shares are traded only in Israel in NIS.
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

c.	In October 2008, the Company terminated the employment of all of its subsidiary’s employees (excluding two employees from the finance department) and suspended its operational activities.
d.
The Company and its Subsidiary have not generated any revenues and have not achieved profitable operations or positive cash flows from operations. The Company has an accumulated deficit of NIS 182,124 thousands as of June 30, 2009, and it incurred a net loss of NIS 1,683 thousands and negative cash flow from operating activities in the amount of NIS 2,444 thousands for the six months ended June 30, 2009.

There is uncertainty about the Company’s ability to generate revenues or raise sufficient funds in the near term, if any. These factors, among other factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is operating to get the necessary funds and new operations (see also Note 1e). In addition, management of the Company estimates that the Company will receive grants from the Office of the Chief Scientist of the Israeli Ministry of Industry, Trade and Labor (OCS) based on the research and development budget approved by the OCS for 2008.

Topspin Medical, Inc.
(A Development Stage Company)
NOTE 1: GENERAL (Cont.)
e.
On June 2, 2009, the Company and its subsidiary entered into a share purchase and investment agreement (the “Agreement”) with Kiryat Anavim — Silicon Technologies, Ltd. (“KAST”), an Israeli company, Anavid Insulation Products Kiryat Anavim Agricultural Cooperative Ltd., an Israeli Agricultural Cooperative (“Anavid”), and Ahzakot Upituach Qiryat Anavim Agudah Shitufit Haklait Ltd., an Israeli Agricultural Cooperative (“Ahzakot”), pursuant to which the Subsidiary shall purchase from Anavid 89 common shares of KAST (the “Common Shares”) and 1,610,000 management shares of KAST (the “Management Shares”, and together with the Common Shares, the “Shares”) owned by Anavid, in consideration of (i) payment by the Subsidiary to Anavid of $10,000; (ii) payment by the Subsidiary to KAST of an amount equal to NIS 810,000 (approximately $205,975) which shall be used to finance an existing expense of KAST; (iii) payment by KAST to Anavid of NIS 1,000,000, plus certain expenses incurred by Anavid on behalf of KAST (approximately $254,291 plus the cost of expenses) (with such payments funded through contributions by the Subsidiary to KAST); and and payment by KAST of a bank loan of approximately 1 million NIS. (iv) issuance by KAST of a warrant in favor of Ahzakot (the controlling shareholder of Anavid) to purchase up to 35 common shares of KAST at an exercise price, subject to certain adjustments, of NIS 1 per share (the “Warrant”, and, together with the consideration described in clauses (i)—(iv), the “Consideration”).

The obligations of the Subsidiary under the Agreement are guaranteed by the Company, which will secure an irrevocable bank guaranty in the principal amount of NIS 100,000 (approximately $25,429) in favor of Anavid, and issue a promissory note with a principal amount of NIS 750,000 (approximately $190,718), also in favor of Anavid.
The Shares constitute 89% of the issued and outstanding common shares of KAST, and 65.93% of the common shares on a fully diluted basis (including the common shares issuable upon the exercise of the Warrant). The Warrant will become exercisable on the third anniversary of the closing of the sale of the Shares, or earlier upon (i) an initial public offering of the common shares of KAST; (ii) a merger of KAST with a third party; or (iii) a sale of all or substantially all of KAST’s assets. In addition, pursuant to the terms of the Agreement, the Subsidiary has an option to purchase any or all of the securities represented by the Warrant at an exercise price as described in the Agreement (the “Call Option”), and Ahzakot will be required under the terms of the Warrant to offer the Subsidiary a right of first refusal before selling any of the securities issuable upon the exercise of the Warrant.

Topspin Medical, Inc.
(A Development Stage Company)
NOTE 1: GENERAL (Cont.)
The closing of the sale of the Shares to the Subsidiary and the Subsidiary’s obligations under the Agreement are subject to a number of conditions, including: (i) the satisfactory completion of the Company’s and the Subsidiary’s due diligence; (ii) the delivery of a release, for the benefit of Anavid and its shareholders, executed by certain of KAST’s creditors identified in the Agreement (the “Release”), which Release shall free Anavid of any obligations to such creditors with respect to any guarantees or collateral requirements entered into to secure the obligations of KAST, which are estimated to total approximately NIS 1,869,953; (iii) from the execution of agreements relating to the employment of certain executives, directors and other affiliates of KAST; and (iii) the termination of a certain Founders’ Agreement executed by the founders of KAST.
As of June 30, 2009 the above condition were not yet satisfied.
NOTE 2: SIGNIFICANT ACCOUNTING POLICIES
a.
The accompanying unaudited interim consolidated financial statements have been prepared as of June 30, 2009 and for the three-month and six-month periods then ended, in accordance with United States generally accepted accounting principles relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.

The significant accounting policies followed in the preparation of these financial statements are consistent to those applied in the preparation of the latest annual financial statements
b.	Impact of recently issued accounting standards:
1.	FASB Staff Position FAS 157-4
FAS 157-4 Determining Whether a Market Is Not Active and a Transaction Is Not Distressed, or FSP FAS 157-4; FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures. This standard is effective for periods ending after June 15, 2009. The Company does not expect the adoption of FAS 157-4 will have a material impact on its financial position, results of operations or cash flows.

Topspin Medical, Inc.
(A Development Stage Company)
NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (Cont.)
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

A.
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

NOTE 3: CONTINGENT LIABILITIES, COMMITMENTS AND CHARGES
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
The Company has requested from the OCS grant in the amount of approximately NIS 3,200 thousand on behalf of expenses recorded in the year 2008. As there is an uncertainty regarding receiving the aforementioned amount the Company did not record an asset in its financial statements.
2.
TopSpin leases motor vehicles under operating lease arrangements for 36 months. The monthly lease payments are approximately NIS 3 thousand. As of June 30, 2009 the Company’s car lease deposits amounts to NIS 8 thousand covering rental payments for the last three months in respect of these contracts.

Topspin Medical, Inc.
(A Development Stage Company)
NOTE 3: CONTINGENT LIABILITIES, COMMITMENTS AND CHARGES (Cont.)
3.
On April 22, 2009 former employee of the subsidiary filed a suit to the district court in Israel in the amount of NIS 20 thousand on behalf of holdover of payroll. The subsidiary and its legal advisor reject this claim and believes that the probability that the claim will be accepted is low. Accordingly, no provision was accrued in the financial statements as of June 30, 2009.

NOTE 4: SHAREHOLDERS’ EQUITY
a.	Composition of share capital:

The Company’s authorized common shares consist of 1,000,000,000 shares with a par value of $ 0.001 per share. All shares have equal voting rights and are entitled to one non-cumulative vote per share in all matters to be voted upon by shareholders. The shares have no preemptive, subscription, conversion or redemption rights and may be issued only as fully paid and non-assessable shares. Holders of the common shares are entitled to equal ratable rights to dividends and distributions with respect to the common shares, as may be declared by the Board of Directors out of funds legally available. The common shares is registered and publicly traded on the Tel-Aviv Shares Exchange

b.	Share capital:
1.	In September 1999, the Company issued 625,000 Ordinary shares at a price of $0.001 per share.
In October 1999, the Company issued 375,001 Preferred A shares in consideration for NIS 3,136 thousand (net of issuance expenses of NIS 20 thousand) at a price of $2 per share.
In May 2000, the Company issued 208,329 Preferred B shares in consideration for NIS 10,184 thousand (net of issuance expenses of NIS 61 thousand) at a price of $12 per share.
In December 2002, the Company issued 87,386,858 Preferred C shares in consideration for a total amount of NIS 73,816 thousand (net of issuance expenses of NIS 2,200 thousand) at a price of $0.1886 per share.
The consideration for the issued shares was paid at the closing day (NIS 47,358 thousand) and the remaining of the consideration was paid during 2003, after the Company achieved the development milestone, as detailed in the agreement (commencement of clinical trials of its products on humans).
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

Topspin Medical, Inc.
(A Development Stage Company)
NOTE 4: SHAREHOLDERS’ EQUITY (Cont.)
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
In August 2005, the Company and the CEO signed an agreement that modifies the employment conditions of the CEO and revises the terms of the loan and the pledge. The first half of the $ 100 loan that the CEO received in order to purchase Company’s shares, including the accrued interest thereon, will become a grant at the end of the second anniversary of the IPO, and the other half at the end of the third anniversary of the IPO, provided that the CEO continues to be employed in TopSpin or is a consultant in TopSpin or in any of its related companies at such time. Accordingly, for the period from inception, amounts of NIS 523 thousand became a grant and were recorded as expenses.
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

Topspin Medical, Inc.
(A Development Stage Company)
NOTE 4: SHAREHOLDERS’ EQUITY (Cont.)
Through December 31, 2005, the Company accounted for these shares as a variable plan and re-measured compensation at the period such shares were vested. As of January 1, 2006 the fair value of the vested shares was classified as a liability.
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
Consequently, the liability related to this loan in the amount of NIS 9,220 thousand was classified as equity.
Compensation expenses (income) related to the CEO in the amount of NIS 8,866 thousand were recognized from inception.
3.
In December 2002, the Company granted fully vested options to holders of Ordinary shares, for their services, which are exercisable into 1,805,138 Ordinary shares of the Company at $ 0.001 per share. The options were exercised in September 2005 in consideration for NIS 7 thousand.

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

As such, the Company has 22,800,000 registered options (series 1) which are exercisable into 22,800,000 Ordinary shares of $ 0.001 par value with an exercise price of NIS 1.1 per share, linked to the changes in the dollar/NIS exchange rate from August 25, 2005. The options were exercisable up to February 28, 2008. On February 28, 2008, 22,522 options (Series 1) have been exercised and the rest have been forfeited.
Net proceeds total approximately NIS 32,430 thousand (net of issuance expenses of NIS 3,670 thousand). The net proceeds were allocated to the shares and options based on their relative market value.

Topspin Medical, Inc.
(A Development Stage Company)
NOTE 4: SHAREHOLDERS’ EQUITY (Cont.)
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
On June 6, 2007, the Company issued 24,398,402 Ordinary shares which are listed for trade on the TASE together with 12,199,201 warrants (series 3) that are listed for trade on the TASE since September 17, 2007. The issued securities were issued in consideration for NIS 1.586 in cash per Unit. The total net proceeds from the issuance amounted to approximately NIS 18,336 thousand (net of issuance expenses of NIS 1,013 thousand).
The shares issued represents 15.20% of the Company’s issued and outstanding share capital and voting rights prior to issuing the Ordinary shares.
Each warrant (series 3) was exercisable into one Ordinary share of the Company until June 30, 2009, in consideration for a cash payment of NIS 0.84. On June 30, 2009, no warrants (series 3) have been exercised and have all been forfeited.
Series 2 expired on May 31, 2009. As a result, the entire liability in the amount of NIS 250 thousand on account of series 2 was written off against Additional Paid in Capital.
8.	On October 12, 2008 the Company issued 450,000,000 shares of common shares due to the settlement with convertible bonds holders

9.
On February 2, 2009 the Company entered, with an investor, into a private placement agreement. According to the agreement the Company issued 120,000,000 common shares of $ 0.001 par value and 58,064,516 warrants exercisable into common shares of the Company for total consideration of NIS 900 thousand. Each warrant is exercisable into one common share for the exercise price of NIS 0.01 for a period of 4 years following the issuance date.

Topspin Medical, Inc.
(A Development Stage Company)
NOTE 5: SHARES-BASED COMPENSATION
a.
On February 26, 2009 the Board of Directors approved an increase of an additional 25 million shares of Common Shares (21 out of them available for grant) to be granted under the 2003 Israeli Shares Option Plan.

b.	Issuance of options to employees, directors and consultants:
1.
On May 6, 2009 the Board of Directors of the Company approved the designation of a new Finance Manager to the Company. As part of the employment agreement of the new Finance Manager the Company will allocate 1,500,000 unmarketable options which are convertible to 1,500,000 Common shares of $0.001 par value each, 750,000 of the options will be exercisable at an exercise price of NIS 0.011 per share and the balance of 750,000 options at an exercise price of NIS 0.022 per share. According to the Binomial model, with 113.67% volatility and 0.95%-8.09% risk-free interest rate, the compensation resulted from the grant amounted to approximately NIS 10 thousand.

2.
On June 23, 2009 the Audit Committee of the Company allocated 24,500,000 unmarketable options which are convertible to 24,500,000 Common shares of $0.001 par value each at an exercise price of NIS 0.0143 per share. According to the Binomial model, with 136.4% volatility and 1.26%-7.71% risk-free interest rate, the compensation resulted from the grant amounted to approximately NIS 877 thousand.

Topspin Medical, Inc.
(A Development Stage Company)
NOTE 5: SHARES-BASED COMPENSATION (Cont.)
c.	Options to employees:

A summary of the Company’s share option activities for options granted to employees under the plans excluding performance base options is as follows (amounts in thousands NIS):

	Six months ended June 30, 2009
			Weighted
			average
		Weighted	remaining
		average	contractual	Aggregate
		exercise	term	intrinsic
	Number	price	(in years)	value
Options outstanding at January 1, 2009	7,213,251	$0.053
Options granted *)	26,000,000	$0.004
Options exercised	(4,100,000)	$0.001
Options forfeited	(2,858,563)	$0.261

Options outstanding at June 30, 2009	26,254,688	$0.004	9.94	360

Options vested and expected to vest at June 30, 2009	26,254,688	$0.0004	9.94	360

Options exercisable at June 30, 2009	254,688	$0.0525	6.14	1.2

*	Options granted to directors of the Company are pending the approval of the Tel Aviv Shares Exchange (“TASE”) and the Securities Exchange Committee (“SEC”).
The aggregate intrinsic value in the tables above represents the total intrinsic value (the difference between the Company’s closing shares price on the last trading day of June 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2009. This amount changes based on the fair market value of the Company’s shares. Total intrinsic value of options exercised by employees for the six months ended June 30, 2009 was zero. 4,600,000 options were exercised by employees for the period ended June 30, 2009.
The fair value for these options was estimated using the Binomial model option-pricing model.

Topspin Medical, Inc.
(A Development Stage Company)
NOTE 5: SHARES-BASED COMPENSATION (Cont.)
2.	A summary of the activity under the performance share based options granted to employees as follows:

	Six months ended June 30, 2009
			Weighted
			average
		Weighted	remaining
		average	contractual	Aggregate
		exercise	term	intrinsic
	Number	price	(in years)	value
Options outstanding at January 1, 2009 and June 30, 2009	1,740,000	$0.1503	7.5	—

Options vested and expected to vest at June 30, 2009	1,740,000	$0.1503	7.5	—

Options exercisable at June 30, 2009	1,740,000	$0.1503	7.5	—

4.	Compensation expenses (income) related to options granted to employees were recorded to research and development expenses and general and administrative expenses, as follows:

					Period from
					inception
					(September 20,
	Six months ended		Three months ended		1999) through
	June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009

Research and development expenses	(7)	(1,009)	—	(570)	527
General and administrative expenses	(35)	(576)	(33)	(429)	9,848

	(42)	(1,585)	(33)	(999)	10,375

Topspin Medical, Inc.
(A Development Stage Company)
NOTE 5: SHARES-BASED COMPENSATION (Cont.)
c.	Options to non-employees:
1.	A summary of the Company’s share option activities for options granted to non-employees under the plans excluding performance base options is as follows (amounts in thousands NIS):

			Weighted
			average
		Weighted	remaining	Aggregate
		average	contractual	Intrinsic
		exercise	terms	Value
	Number	price	(in years)	Price
Options outstanding at January 1, 2009	1,378,510	$0.189
Options forfeited	(812,500)	$0.076

Options outstanding, vested and expected to vest at June 30, 2009	566,010	$0.346	4.55	—

Options exercisable at June 30, 2009	566,010	$0.346	4.55	—

The Company accounted for its options to non-employees under the fair value method in accordance of SFAS 123(R) and EITF 96-18. The fair value for options granted to non-employees was estimated based on binomial option pricing model and amounts to approximately NIS 2 thousand.
A summary of the activity under the performance share-based options granted to non-employees is as follows:

	Six months ended June 30, 2009
			Weighted
			average
		Weighted	remaining
		average	contractual	Aggregate
		exercise	term	intrinsic
	Number	price	(in years)	value

Options outstanding at January 1, 2008 and June 30, 2009	900,000	0.111	7.2	—

Options exercisable at June 30, 2009	300,000	0.111	7.2	—

Topspin Medical, Inc.
(A Development Stage Company)
NOTE 5: SHARES-BASED COMPENSATION (Cont.)
3.	The Company’s outstanding options to non-employees (including options under performance) as of June 30, 2009, have been separated into ranges of exercise prices as follows:

			Weighed
			average
			remaining
	Options for		contractual
	Ordinary	Options	term
Exercise price per share	shares	exercisable	(in years)
$12	14,010	14,010	3.25
$0.05	552,000	552,000	4.58
$0.111	900,000	300,000	7.2

	1,466,010	866,010

Compensation expenses (income) related to options granted to non-employees were recorded to research and development expenses and general and administrative expenses, as follows:

					Period from
					inception
					(September 20,
	Six months ended		Three months ended		1999) through
	June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009

Research and development expenses	(1)	(344)	—	(221)	166
General and administrative expenses	(2)	(196)	(1)	(85)	1,305

	(3)	(540)	(1)	(306)	1,471

Topspin Medical, Inc.
(A Development Stage Company)
NOTE 6: RELATED PARTY
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
In consideration for the services he will provide, Mr. Gilboa is entitled to a monthly fee of NIS 34 thousands, plus VAT, and the Company will pay up to 50% of all fixed and variable maintenance costs of the cellular phone used by the Consultant, retroactively from January 1, 2009.
NOTE 7: SUBSEQUENT EVENTS
a.
On July 15, 2009 the Board of Directors decided to obtain the approval of the sharesholders of the Company to increase the registered capital of the Company by 500,000,000 shares of common shares and to amend the corporation’s certificate of incorporation that the total number of authorized shares of common shares shall be increased by 500,000,000 shares. A Shareholders meeting has been set for September 3rd, 2009.

b.
On August 6, 2009 the subsidiary executed its right as per the agreement and notify KAST, its shareholders and other parties involved in the deal that it wishes to extend the due diligence term in 60 days up to October 15th, 2009.

c.
In July 2009, the Israeli Parliament (the Knesset) passed the Economic Efficiency Law (Amended Legislation for Implementing the Economic Plan for 2009 and 2010), 2009, which prescribes, among other things, an additional gradual reduction in Israeli corporate tax rate starting from 2011 to the following tax rates: 2011 — 24%, 2012 — 23%, 2013 — 22%, 2014 — 21%, 2015 — 20%, 2016 and thereafter — 18%.

The Company estimates that the Economic Efficiency Law is not expected to effect the Company’s consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is intended to assist you in understanding our financial condition and plan of operations. You should read the following discussion along with our financial statements and related notes included in this Quarterly Report on Form 10-Q.
Overview
We were incorporated in Delaware on September 20, 1999. We have conducted all of our business operations through our wholly-owned Israeli subsidiary, TopSpin Medical (Israel) Ltd. (TopSpin Israel). TopSpin Israel was incorporated on October 5, 1999 and prior to our suspension of our activities due to financial considerations in October 2008, we were engaged through TopSpin Israel in the design, research, development and manufacture of imaging devices that utilize MRI technology by means of miniature probes for various body organs. We first began researching and developing this technology for use in diagnosis and therapy guidance of cardiology applications. In 2006, we began to develop our technology for the detection of prostate cancer in a way which could potentially aid urologists in guiding prostate biopsies, staging of prostate cancer and guiding local treatment such as cryo- and brachy-therapy.
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
On June 2, 2009, the Company entered into a share purchase and investment agreement (the “Purchase Agreement”) with Kiryat Anavim — Silicon Technologies, Ltd. (“KAST”), an Israeli company and certain of its affiliates, pursuant to which the Company will acquire a controlling interest in KAST, as more fully described in our report on Form 8-K, filed on June 8, 2009 (the “June 8 Report”). The June 8 Report is incorporated by reference in response to this Item 2 as if fully set forth herein.
As described in the June 8 Report, the closing of the Purchase Agreement and the consummation of the acquisition of KAST by the Company are subject to a number of conditions. We anticipate that the closing will occur on or about October 15, 2009, but there are no assurances as of the date of this quarterly report that the closing will proceed as planned.

KAST manufactures and sells silicon related materials in three main sectors: (1) mother and child, (2) medical devices, and (3) irrigation. The mother and child segment consists mainly of producing nipples and connectors for baby bottles. In the fiscal year ended December 31, 2008, this segment generated approximately 65% of KAST’s revenues. The medical devices segment, which includes devices for respiratory and operations equipment, constituted approximately 9% of KAST’s 2008 revenues and the Company intends to increase KAST’s efforts to develop this segment following the closing of the acquisition of KAST. An additional 8% of 2008 KAST revenues were from the sale of irrigation products. Special manufacturing projects for various customers made up the remaining 18% of KAST revenues in 2008. Most of the sales in KAST’s largest market segment—mother and child—are to wholesalers, whereas the sales in other segments are mainly to wholesalers as well as retailers and end users.
We believe that the acquisition of KAST will have a long-term positive impact on the Company due to our experience in similar market sectors and product manufacturing processes as KAST, and we believe that the acquisition of KAST will serve as a platform to develop a business that we expect to be profitable.
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
As of June 30, 2009, we held approximately NIS 2,347,000 (approximately $599,000 in cash and cash equivalents.
The Company and its Subsidiary have not generated any revenues and have not achieved profitable operations or positive cash flows from operations. The Company has an accumulated deficit of NIS 182,124 ,000 as of June 30, 2009, and it incurred a net loss of NIS 701,000 (approximately $233,000) and negative cash flow from operating activities in the amount of NIS 1,014,000 (approximately $249,000) for the three month period ended June 30, 2009.
According to the Company’s approved budget, which took into account the expected expenses for operating the Company in its current condition, the Company believes it will need to raise additional funds to support its activities for the 12 month period from the date of the financial statements included in this quarterly report on Form 10-Q. The Company’s liabilities include a tax provision in the amount of approximately NIS 1,385,000 ($353,000). Based on its current financial condition, the Company will have to raise additional funds, in order to redeem its long term liabilities and to continue as a going concern. The current economic market environment is causing significant contraction in the availability of credit and other financing sources in the marketplace, and may make raising capital materially more difficult for the Company and prevent the Company from raising the funds that it needs to continue its current operations and/or to pursue new opportunities.
Operating Activities
We used 1,014,000 NIS (approximately $249,000) of cash in operating activities in the three months ended on June 30, 2009. In the same period in 2008, we used 8,046,000 NIS (approximately $2,533,000). The decrease in net cash used in operating activities in 2009 is primarily attributable to the Company’s Board of Directors’ decision to suspend the Company’s operational activities as of October 2008, but is offset by transactional expenses associated with our planned acquisition of KAST. To date, the Company has not made any payment with respect to the acquisition of KAST other than the payment of certain audit and legal fees incidental to the acquisition.

Financing Activities
In November 2006, we raised net proceeds of 40,635,000 NIS (approximately $11,878,000) through the sale of Series A Convertible Bonds and Series 2 Warrants in a private placement. In June 2007, we raised net proceeds of 18,336,000 NIS (approximately $5,360,000) through the sale of Common Stock and Series 3 Warrants. In February 2009, we raised net proceeds of 900,000 NIS (approximately $215,000) through a private placement of our common stock and options to purchase shares of our common stock with an investor. We did not raise any proceeds in connection with the issuance of equity securities for the three months ended on June 30, 2009
Net cash provided by financing activities was 19,000 NIS (approximately $4,700) resulting from the exercise of share options and warrants during the three month period ended June 30, 2009, compared with no cash provided by financing activities during the three months ended June 30, 2008.
Investing Activities
We invested a substantial portion of our available cash funds in NIS-denominated bank deposits. In the three month period ended June 30, 2009, we released 108,000 NIS (approximately $27,000) of restricted deposits compared to 32,000 NIS (approximately $9,500) used in the same period in 2008.
Results of Operations
For the three and six months ended June 30, 2009 and 2008
Revenues
We have not recorded any revenues from operations since the time of our inception in September 1999. We have financed our operations principally through private and public sales of equity securities, issuance of convertible notes and the receipt of grants from the Office of the Chief Scientist of the Israeli Ministry of Industry, Trade and Labor, an Israeli governmental agency. We used the funds generated by these activities to support research and development, administrative, and other expenses associated with developing, testing and marketing our proposed products. As discussed above under the heading “Liquidity and Capital Resources”, our reduced cash status caused us to suspend our operational activities as of October 2008.
Research and Development Expense
Research and Development (R&D) expenses in 2008 consist of the costs associated with the development of our imaging devices, reduced by the value of the grant received from the Office of the Chief Scientist and income from experimental sales. Following our Board’s decision to suspend non-administrative operations, in the three and six months ended on June 30, 2009, we did not incur any R&D expense. In the same periods in 2008, we incurred 5,801,000 NIS and 10,895,000 NIS, respectively (approximately $1,816,000 and $3,250,000, respectively) of R&D expenses.

Selling and Marketing Expense
Selling and Marketing expenses in 2008 include expenses incurred in connection with marketing our imaging devices. Following our Board’s decision in April 2008 to shift the Company’s focus to the Urology Product, which was not yet in the marketing phase, in the three and six months ended on June 30, 2009, we did not incur any Selling and Marketing expenses, as compared with 183,000 NIS and 557,000 NIS, respectively (approximately $61,000 and $166,000, respectively) of Selling and Marketing expense incurred during the same periods in 2008.
General and Administrative Expense
General and Administrative (G&A) expenses include salaries of all employees other than research and development employees and sales and marketing employees and other general expenses incurred by us that are not related to research and development or sales and marketing activities. G&A expenses for the three and six months ended on June 30, 2009 decreased to 1,099,000 NIS and 1,850,000 NIS, respectively (approximately $270,000 and $455,000, respectively) from 1,992,000 NIS and 3,485,000 NIS, respectively (approximately $582,000 and $1,092,000, respectively) spent in the same periods in 2008. This decrease was mainly due to the Company’s Board of Directors’ decision in October 2008 to suspend its activities.
Financing Income, net
Financing income and/or expenses includes revaluations of certain balance sheet accounts that are linked to the US Dollar exchange rate. Finance income , net for the three and six months ended on June 30, 2009 decreased to 398,000 NIS and 167,000 NIS, respectively (approximately $97,000 and $40,000, respectively) from 10,938,000 NIS and 18,166,000 NIS, respectively (approximately $3,198,000 and $5,161,000, respectively) gained in the same periods in 2008. In the same periods in 2008, finance income was mainly affected by the change in fair value of debentures and warrants offset by interest due on debentures.
Taxes on Income
In connection with the implementation of the Settlement Agreement, the Company recorded in December 2008, NIS 1,344,000 (approximately $321,000) which was revaluated in June 2009 to NIS 1,385 (approximately $353,000) of provisional liabilities representing an estimate of potential tax liability that we may incur in connection with the conversion of the Series A Bonds.
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
Off-Balance Sheet Arrangements
Commitments to Pay Royalties to the Chief Scientist
TopSpin Israel obtains grants from the OCS for participation in research and development and, in return, is obligated to pay royalties amounting to 3% of sales during the first three years from the start date of the repayments and 3.5% of sales from the fourth year until the full repayment of the grants. The grants are linked to the exchange rate of the dollar and bear interest of LIBOR per annum. As of June 30, 2009, the total amount of grants obtained equals approximately 16,722,000 NIS (approximately $4,267,000).
The Company has requested that the OCS grant awards in the amount of approximately NIS 3,200,000 on behalf of expenses recorded in the year 2008. The Company’s management believe that the Company will receive these grants during 2009. As there is an uncertainty regarding receiving the aforementioned amount the Company did not record an asset in its financial statements.
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
As of June 30, 2009, our management, including of Finance manager and the Chairman of the Board of Directors, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on such evaluation, our management concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.
Management’s assessment of the effectiveness of internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute assurance that the control system’s objectives will be met.
There have not been any changes in our internal control over financial reporting during the three month period ended on June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 5. OTHER INFORMATION
Not applicable
ITEM 6. EXHIBITS

Exhibit
Number	Description

10.1*
Share Purchase and Investment Agreement by and among TopSpin Medical (Israel), Ltd., Kiryat Anavim — Silicon Technologies, Ltd., Anavid Insulation Products Kiryat Anavim Agricultural Cooperative Ltd., and Ahzakot Upituach Qiryat Anavim Agudah Shitufit Haklait Ltd., dated June 2, 2009 (Exhibit 10.1 to our Current Report on Form 8-K dated June 8, 2009).

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Certifications as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2009	TOPSPIN MEDICAL, INC.
	By:	/s/ Ehud-Moshe Gilboa
Chairman of the Board of Directors

Date: August 14, 2009	By:	/s/ Eldad Yehiely
Director of Finance

EXHIBIT INDEX

Exhibit
Number	Description

10.1*
Share Purchase and Investment Agreement by and among TopSpin Medical (Israel), Ltd., Kiryat Anavim — Silicon Technologies, Ltd., Anavid Insulation Products Kiryat Anavim Agricultural Cooperative Ltd., and Ahzakot Upituach Qiryat Anavim Agudah Shitufit Haklait Ltd., dated June 2, 2009 (Exhibit 10.1 to our Current Report on Form 8-K dated June 8, 2009).

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Certifications as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference.