Form 10-K/A
period 2008-12-31
TOPSPIN MEDICAL INC
filed 2009-09-17
CIK 1211805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1
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

Explanatory Note
TopSpin Medical, Inc. is filings this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2008, originally filed with the Securities and Exchange Commission on March 30, 2009 (the “Initial 10-K”) solely to correct the inadvertent omission of its report on internal controls and financial reporting in Part II, Item 9A(T) and to correct typographical errors in Exhibits 31.1 and 31.2. Except as otherwise stated herein, no other information in the Initial 10-K has been updated by this Amendment No. 1, and no disclosures have been updated to reflect events that occurred after the filing of the Initial 10-K.
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

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A(T). Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
(a) Disclosure controls and procedures.
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to provide reasonable assurance that the information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission rules, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.
The Company’s principal executive officer and its principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures, as of the end of the period covered by this report. Based on that evaluation, the principal executive officer and its principal financial officer concluded that solely due to the omission of the report of our management on internal controls over financial reporting from the Initial 10-K, which report is provided in this Amendment No. 1 to this Annual Report on Form 10-K for the period ended December 31, 2008, our disclosure controls and procedures were not effective as of December 31, 2008.
(b) Management’s Annual Report on Internal Control Over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) or Exchange Act Rule 15d-15(f). Under the supervision and with the participation of our management, including the Chairman of our Board of Directors who is currently acting as our Principal Executive Officer and our Director of Finance, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was ineffective as of December 31, 2008 as the result of a material weakness in several controls surrounding the financial statements closing process resulting from a lack of adequate segregation of duties in our financial reporting process. Our Director of Finance at the time of preparation of the Company’s financial statements for the year ended December 31, 2008 bore responsibility for performing substantially all internal accounting and financial reporting functions with very limited resources due to the financial condition of the Company (including only one additional full-time staff member). The Company is seeking to allocate additional resources towards the preparation and review of financial statements for the following fiscal year in order to address this material weakness.

In addition to the material weakness addressed above, all internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective may not prevent or detect misstatements and can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

TOPSPIN MEDICAL, INC.
Date: September 16, 2009	By:	/s/ Ehud-Moshe Gilboa
Ehud-Moshe Gilboa
Chairman of the Board of Directors and Principal Executive Officer
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES		DATE

By:	/s/ Eldad Yehiely Finance Manager (principal financial and accounting officer)	September 16, 2009

By:	/s/ Ehud-Moshe Gilboa Ehud-Moshe Gilboa Chairman of the Board of Directors	September 16, 2009

By:	/s/ Gideon Even-Sturlesi Gideon Even-Sturlesi Director	September 16, 2009

By:	/s/ Eran Feldhay Eran Feldhay Director	September 16, 2009

By:	/s/ Avi Molcho Avi Molcho Director	September 16, 2009

By:	/s/ Elchanan Maoz Elchanan Maoz Director	September 16, 2009

By:	/s/ Shlomit Oren Shlomit Oren Director	September 16, 2009

By:	/s/ Ran Ben-Or Ran Ben-Or Director	September 16, 2009

EXHIBIT INDEX

Exhibit No.	Description of Document

23.1	Consent of Kost Forer Gabbay & Kasierer
31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification Furnished pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	TopSpin Medical, Inc. Audit Committee of the Board of Directors Charter, as amended effective February 4, 2008