Form 10-Q/A
period 2009-03-31
TOPSPIN MEDICAL INC
filed 2009-09-17
CIK 1211805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A
Amendment No. 1

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☑ Yes No ☐
The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of May 11, 2009, was 756,870,882.

TOPSPIN MEDICAL, INC.
FORM 10-Q/A
Amendment No. 1
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

Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
EXPLANATORY NOTE
TopSpin Medical Inc. is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the period ended March 31, 2009, originally filed with the Securities and Exchange Commission on May 15, 2009, solely to correct certain typographical errors in Exhibits 31.1 and 31.2.

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

Date: September 16, 2009	TOPSPIN MEDICAL, INC.
	By:	/s/ Ehud-Moshe Gilboa
Chairman of the Board of Directors

Date: September 16, 2009	By:	/s/ Eldad Yehiely
Finance Manager

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Stock Purchase Agreement by and between TopSpin Medical, Inc. and Asher Shmulewitz, dated February 1, 2009.

10.2	TopSpin Medical, Inc.’s 2003 Israeli Stock Option Plan, as amended on February 26, 2009.

10.3	Employment Agreement by and between TopSpin Medical, Inc. and Eldad Yehieli, dated May 6, 2009.

10.4	Form of Director Indemnification Director by and between TopSpin Medical, Inc. and each of its Directors.

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Certifications as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002