Form 10-Q/A
period 2009-06-30
TOPSPIN MEDICAL INC
filed 2009-09-17
CIK 1211805

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

TOPSPIN MEDICAL, INC.
FORM 10-Q/A
Amendment No. 1
FOR THE QUARTER ENDED JUNE 30, 2009
EXPLANATORY NOTE
TopSpin Medical Inc. is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the period ended June 30, 2009, originally filed on August 14, 2009, solely to correct certain typographical errors in Exhibits 31.1 and 31.2.

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