Form 10-Q
period 2009-09-30
TOPSPIN MEDICAL INC
filed 2009-11-16
CIK 1211805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
Commission File Number: 333-144472
Topspin Medical, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	51-0394637
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

65 Rothschild Blvd.
Tel Aviv, Israel	N/A
(Address of registrant’s principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☑ Yes ☐ No
The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of November 15, 2009, was 761,470,882.

TOPSPIN MEDICAL, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2009
TABLE OF CONTENTS — NEED TO UPDATE

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q for the fiscal quarter ending September 30, 2009 contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Those statements are therefore entitled to the protection of the safe harbor provisions of these laws. These forward-looking statements, which are usually accompanied by words such as “may,” “might,” “will,” “should,” “could,” “intends,” “estimates,” “predicts,” “potential,” “continue,” “believes,” “anticipates,” “plans,” “expects” and similar expressions, involve risks and uncertainties, and relate to, without limitation, statements about our market opportunities, our strategy, our competition, our projected revenue and expense levels and the adequacy of our available cash resources. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or forecasted in, or implied by, such forward-looking statements.
Although we believe that the expectations reflected in these forward-looking statements are based upon reasonable assumptions, no assurance can be given that such expectations will be attained or that any deviations will not be material. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 may not occur and our actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We disclaim any obligation or undertaking to disseminate any updates or revision to any forward-looking statement contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
TOPSPIN MEDICAL, INC.
(A Development Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009

TOPSPIN MEDICAL, INC.
(A Development Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009

Topspin Medical, Inc.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2008	2009
	Audited	Unaudited
	NIS in thousands
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	3,385	1,704
Other receivables and prepaid expenses	385	239
Restricted deposits	562	75
Prepaid lease payments	49	14

	4,381	2,032

PROPERTY AND EQUIPMENT, NET	10	10

	4,391	2,042

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
CURRENT LIABILITIES:
Trade payables	455	353
Other accounts payables and accrued expenses	2,821	1,690
Liability in respect of warrants	250	—
Liabilities in respect of options to employees and consultants	10	1
Accrued severance pay liability	270	—
Tax provision	—	1,328

	3,806	3,372

LONG TERM LIABILITIES

Tax provision	1,344	—
Liabilities in respect of options to employees and consultants	38	3

	1,382	3

CONTINGENT LIABILITIES, COMMITMENTS AND CHARGES

SHAREHOLDERS’ DEFICIENCY:
Common shares of $0.001 par value:
Authorized 1,000,000,000 shares as of September 30, 2009 and December 31, 2008; Issued and outstanding 761,470,882 and 636,870,882 shares as of September 30, 2009 and December 31, 2008, respectively	2,457	2,975
Additional paid in capital	177,187	177,936
Accumulated deficit during the development stage	(180,441)	(182,244)

	(797)	(1,333)

	4,391	2,042

The accompanying notes are an integral part of the consolidated financial statements.

November 15, 2009

the Date of approval of	Ehud Gilboa	Eldad Yehiely
financial statements	Chairman of Board of Directors	Finance Manager

Topspin Medical, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

					Period from
					inception
					(September 20,
	Nine months ended		Three months ended		1999) through
	September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009
	Unaudited
	NIS in thousands

Research and development expenses	—	14,213	—	3,318	135,023

Less — participation by the office of the Chief Scientist	—	—	—	—	(17,980)

Research and development expenses, net	—	14,213	—	3,318	117,043

Sales and marketing expenses	—	562	—	5	3,662

General and administrative expenses	2,061	6,398	211	2,913	58,260

Operating loss	(2,061)	(21,173)	(211)	(6,236)	(178,965)

Financing income (expense), net	258	4,807	91	(13,359)	6,244

Loss before taxes on income	(1,803)	(16,366)	(120)	(19,595)	(172,721)

Taxes on income	—	5,375	—	5,375	1,344

Net loss	(1,803)	(21,741)	(120)	(24,970)	(174,065)

Basic and diluted loss per Common share	(0.002)	(0.11)	(0.0002)	(0.12)

Weighted average number of Common shares outstanding used in basic and diluted net loss per share calculation	744,318,501	207,759,583	761,470,882	207,759,583

The accompanying notes are an integral part of the consolidated financial statements.

Topspin Medical, Inc.
(A Development Stage Company)
STATEMENTS OF CHANGES IN SHAREHOLDERS DEFICIENCY

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

Topspin Medical, Inc.
(A Development Stage Company)
STATEMENTS OF CHANGES IN SHAREHOLDERS DEFICIENCY

											Non-	Deficit
											recourse	accumulated	Total
	Number of outstanding shares				Share capital				Additional	Receivables	receivables	during the	shareholders’
		Preferred				Preferred			paid-in	for shares	for shares	development	equity
	Common	A	B	C	Common	A	B	C	capital	issued	issued	stage	(Deficiency)
	NIS in thousands

Balance as of December 31, 2002	7,582,841	375,001	208,329	87,386,858	59	2	1	410	78,740	(630)	(473)	(40,248)	37,861

Receivables in respect of Preferred C shares issued	—	—	—	—	—	—	—	—	25,828	630	—	—	26,458
Amortization of deferred shares based compensation	—	—	—	—	—	—	—	—	736	—	—	—	736
Deferred shares based compensation related to issuance of shares to the Chief Executive Officer	3,077,506	—	—	—	—	—	—	—	1,778	—	—	—	1,778
Shares based compensation related to options granted to consultants	—	—	—	—	—	—	—	—	19	—	—	—	19
Accrued interest and exchange rate differences on a loan to the Chief Executive Officer	—	—	—	—	—	—	—	—	(14)	—	14	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(27,693)	(27,693)

Balance as of December 31, 2003	10,660,347	375,001	208,329	87,386,858	59	2	1	410	107,087	—	(459)	(67,941)	39,159

Exercise of options	418,746	—	—	—	2	—	—	—	62	—	—	—	64
Amortization of deferred shares based compensation	—	—	—	—	—	—	—	—	677	—	—	—	677
Deferred shares based compensation related to issuance of shares to the Chief Executive Officer	630,793	—	—	—	—	—	—	—	615	—	—	—	615
Shares based compensation related to options granted to consultants	—	—	—	—	—	—	—	—	261	—	—	—	261
Accrued interest and exchange rate differences on a loan to the Chief Executive Officer	—	—	—	—	—	—	—	—	16	—	(16)	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(20,433)	(20,433)

Balance as of December 31, 2004	11,709,886	375,001	208,329	87,386,858	61	2	1	410	108,718	—	(475)	(88,374)	20,343

The accompanying notes are an integral part of the consolidated financial statements.

Topspin Medical, Inc.
(A Development Stage Company)
STATEMENTS OF CHANGES IN SHAREHOLDERS DEFICIENCY

											Non-	Deficit
											recourse	accumulated	Total
	Number of outstanding shares				Share capital				Additional		receivables	during the	shareholders’
		Preferred				Preferred			paid-in		for shares	development	equity
	Common	A	B	C	Common	A	B	C	capital		issued	stage	(deficiency)
	NIS in thousands

Balance as of December 31, 2004	11,709,886	375,001	208,329	87,386,858	61	2	1	410	108,718		(475)	(88,374)	20,343

Conversion of Preferred A, B and C into Common shares	104,378,107	(375,001)	(208,329)	(87,386,858)	477	(2)	(1)	(410)	(64)		—	—	—
Exercise of options	3,553,507	—	—	—	16	—	—	—	—	(*)	—	—	16
Issuance of Common shares net of issuance expenses of NIS 3,292	38,000,000	—	—	—	171	—	—	—	28,920		—	—	29,091
Issuance of options net of issuance expenses of NIS 378	—	—	—	—	—	—	—	—	3,339		—	—	3,339
Deferred shares based compensation related to issuance of shares to the Chief Executive Officer	630,793	—	—	—	—	—	—	—	(627)		—	—	(627)
Grant to the Chief Executive Officer	—	—	—	—	—	—	—	—	—		74	—	74
Amortization of deferred shares based compensation	—	—	—	—	—	—	—	—	486		—	—	486
Shares based compensation related to options granted to consultants	—	—	—	—	—	—	—	—	66		—	—	66
Accrued interest and exchange rate differences on a loan to the Chief Executive Officer	—	—	—	—	—	—	—	—	58		(58)	—	—
Net loss	—	—	—	—	—	—	—	—	—		—	(14,325)	(14,325)

Balance as of December 31, 2005	158,272,293	—	—	—	725	—	—	—	140,896		(459)	(102,699)	38,463
Cumulative effect of the adoption of ASC 718 (formerly SFAS 123(R))												(238)	(238)
Change of deferred shares compensation into liability as a result from accounting change	—	—	—	—	—	—	—	—	(6,768)		—	—	(6,768)
Exercise of options	634,374	—	—	—	3	—	—	—	38		—	—	41
Conversion of liability into equity in respect of exercise of options	—	—	—	—	—	—	—	—	451				451
Grant to the Chief Executive Officer	630,794	—	—	—	—	—	—	—	—		208	—	208
Accrued interest and exchange rate differences on a loan to the Chief Executive Officer	—	—	—	—	—	—	—	—	(14)		14	—	—
Net loss	—	—	—	—	—	—	—	—	—		—	(38,565)	(38,565)

Balance as of December 31, 2006	159,537,461	—	—	—	728	—	—	—	134,603		(237)	(141,502)	(6,408)

(*)	Less than NIS 1.
The accompanying notes are an integral part of the consolidated financial statements.

Topspin Medical, Inc.
(A Development Stage Company)
STATEMENTS OF CHANGES IN SHAREHOLDERS DEFICIENCY

					Non-	Deficit
	Common				recourse	accumulated
	Number of			Additional	receivables	during the	Total
	outstanding	Share		paid-in	for shares	development	shareholders’
	shares	capital		capital	issued	stage	deficiency

Balance as of December 31, 2006	159,537,461	728		134,603	(237)	(141,502)	(6,408)

Exercise of employee’s options	2,270,935	9		66	—	—	75
Classification of liability into equity in respect of exercise of options	—	—		1,665	—	—	1,665
Repayment of non-recourse loan and classification of liability into equity	—	—		9,220	237	—	9,457
Issuance of Common shares and warrants (series 3), net of issuance expenses of NIS 1,013	24,398,402	100		18,236	—	—	18,336
Net loss				—	—	(24,168)	(24,168)

Balance as of December 31, 2007	186,206,798	837		163,790	—	(165,670)	(1,043)

Cumulative effect of the adoption of ASC 825 (formerly SFAS 159)	—	—		—	—	5,379	5,379
Exercise of options	641,562	2		20	—	—	22
Exercise of warrants (series 1)	22,522	(*	)	20	—	—	20
Classification of liability into equity in respect of exercise of options	—	—		125	—	—	125
Settlement with convertible bonds holders	450,000,000	1,618		13,232	—	—	14,850
Net loss	—	—		—	—	(20,150)	(20,150)

Balance as of December 31, 2008	636,870,882	2,457		177,187	—	(180,441)	(797)

Exercise of options	4,600,000	19		—	—	—	19
Issuance of Common shares and warrants (series 3)	120,000,000	499		401	—	—	900
Classification of liability into equity in respect of exercise of options	—	—		161	—	—	161
Stock-based compensation expense				187			187
Net loss	—	—		—	—	(1,803)	(1,803)

Balance as of September 30, 2009 (unaudited)	761,470,882	2,975		177,936	—	(182,244)	(1,333)

(*)	Less than 1 NIS.
The accompanying notes are an integral part of the consolidated financial statements.

Topspin Medical, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from
			inception
			(September 20,
	Nine months ended		1999) through
	September 30		September 30,
	2009	2008	2009
	Unaudited		Unaudited
	NIS in thousands

Cash flows from operating activities:

Net loss	(1,803)	(21,741)	(174,065)
Adjustments to reconcile net loss to net cash used in operating activities (a)	(1,278)	(1,216)	15,143

Net cash used in operating activities:	(3,081)	(22,957)	(158,922)

Cash flow from investing activities:

Change in restricted deposit, net	487	—	(19)
Restricted cash in respect of settlement agreement	—	(12,500)	1,298
Purchase of fixed assets	(6)	(263)	(9,074)
Proceeds from sale of fixed assets	—	—	467
Loan to the Chief Executive Officer	—	—	(231)

Net cash provided by (used in) investing activities:	481	(12,763)	(7559)

Cash flows from financing activities:

Exercise of shares options and warrants	19	42	257
Proceeds from issuance of shares and warrants (series 3), net of issuance expenses	900	—	138,805
Settlement with convertible bonds holders	—	—	(12,513)
Proceeds from issuance convertible debentures and warrants (series 2), net of issuance expenses	—	—	41,636

Net cash provided by financing activities:	919	42	168,185

Increase (decrease) in cash and cash equivalents	(1,681)	(35,678)	1,704
Cash and cash equivalents at the beginning of the period	3,385	40,978	—

Cash and cash equivalents at the end of the period	1,704	5,300	1,704

The accompanying notes are an integral part of the financial statements.

Topspin Medical, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from
			inception
			(September 20,
	Nine months ended		1999) through
	September 30		September 30,
	2009	2008	2009
	Unaudited		Unaudited
	NIS in thousands

(a) Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6	1,213	7,462
Impairment of property and equipment	—	1,269	1,270
Capital loss (gain)	—	(1)	(31)
Interest and exchange rate differences on loan to the Chief Executive Officer	—	—	(35)
Non-cash bonus to the Chief Executive Officer	—	—	789
Interest on restricted deposit	—	(10)	(1,354)
Change in fair value of liability in respect of warrants (series 2)	(250)	(725)	(7,744)
Change in fair value of conversion feature	—	—	(2,746)
Change in fair value of convertible bonds	—	(3,799)	(3,786)
Change in fair value of embedded derivative	(500)	325	(846)
Amortization of deferred issuance expenses and debentures discount	—	—	6,228
Amortization of deferred shares based compensation related to employees	—	—	6,487
Stock-based compensation expense	187		187
Change in fair value and amortization of shares options classified as a liability	117	(2,046)	4,616
Amortization of deferred shares based compensation related to consultants	—	—	1,632
Accrued severance pay, net	(270)	(54)	—
Decrease (increase) in other accounts receivable and prepaid expenses (including prepaid lease payments)	181	1,448	(253)
Increase (decrease) in trade payables	(102)	(1,557)	249
Increase (decrease) in other accounts payable and tax provision	(647)	2,721	3,018

Total adjustments	(1,278)	(1,216)	15,143

(b) Supplemental disclosure of cash flow activities:
Cash paid during the period for:

Taxes paid due to non-deductible expenses	—	46	787

Interest paid	—	—	3,951

(c) Supplemental disclosure of non cash flows activities:

Accrued issuance expenses	—	—	2,868

Classification of liabilities into equity	161	125	11,622

The accompanying notes are an integral part of the financial statements.

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1:- GENERAL
a.	TopSpin Medical, Inc. (“the Company”) and its subsidiary, TopSpin Medical (Israel) Ltd. (“the Subsidiary” or “TopSpin”) were engaged in research and development of a medical MRI technology. On October 2008 the Company suspended its activities as described in note 1c below.
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
b.	Since its inception, the Company has devoted substantially most of its efforts to business planning, research and development, marketing, recruiting management and technical staff, acquiring assets and raising capital. Accordingly, the Company is considered to be in the development stage, as defined in ASC 915 “Accounting and reporting by development Stage Enterprises” (formerly SFAS No. 7).
c.	In October 2008, the Company terminated the employment of all of its subsidiary’s employees (excluding two employees from the finance department) and suspended its operational activities.
d.	The Company and its Subsidiary have not generated any revenues and have not achieved profitable operations or positive cash flows from operations. The Company has an accumulated deficit of NIS 182,244,000 as of September 30, 2009, and it incurred a net loss of NIS 1,803,000 and negative cash flow from operating activities in the amount of NIS 3,081 thousands for the nine months ended September 30, 2009.
There is uncertainty about the Company’s ability to generate revenues or raise sufficient funds in the near term, if any. These factors, among other factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company is operating to get the necessary funds. In addition, the Company filed an application to receive OCS grants in a total amount of NIS 3,200,000 in consideration of expenses recorded in the year 2008. There is an uncertainty regarding the amount and the time the aforementioned amount will be received.
e.	On June 2, 2009, the Company entered into an acquisition and investment agreement with Anavid Insulation Products Kiryat Anavim ACS Ltd. (“Anavid”), Kiryat Anavim Holdings and Development ACS Ltd. (“Holdings and Development”) and Kiryat Anavim Silicone Ltd. (“the acquiree”) according to which the Company will acquire all of Anavid’s holdings in the Company, representing 89% of Ordinary share capital and 100% of the Company’s Management shares.
The parties agreed that the transactions contemplated by the agreement would be consummated by August 15, 2009, subject to an extension of 60 days at the request of either party. The Company requested such an extension, pursuant to which the closing date would be moved to October 15, 2009. Because the agreement was not consummated by October 15, 2009, the parties agreed to defer the signing to October 21, 2009.
On October 26, 2009, Anavid informed the Company that the agreement was cancelled and that the failure to complete the acquisition transaction by the last agreed upon date constitutes a fundamental breach of the agreement. Following consultation with its legal advisors, the Company rejects Anavid’s claim of fundamental breach and maintains its position that the termination of the agreement was in accordance with the terms of the agreement.

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On the date of closing, the Company would have acquired from Anavid 1,610,000 of the Company’s Management shares of NIS 1 par value each and 89 shares of NIS 1 par value each of the Company, representing 89% of the Company’s issued Ordinary share capital and approximately 65.93% of Ordinary shares on a fully diluted basis in consideration for payment of $10,000.
In addition, on the closing date, the acquiree would have allocated an option for the purchase of up to 35 Ordinary shares, representing at June 2, 2009 about 25.93% of the Company’s Ordinary share capital on a fully diluted basis. The option would have been exercisable on the 3rd anniversary of the execution date, or sooner in the event of the Company’s offering of shares, the Company’s merger with a third party or the sale of its assets. At any time after the closing date, the Company would have had the right to acquire all or part of the acquiree’s shares or convertible securities for the purchase of its shares which would have been held by Holdings and Development in exchange for the payment of consideration in the amount of $625,000 in the first year after execution. The consideration payable would have increased at the beginning of each following year by $250,000 but would not have exceeded $1,875,000.
If the agreement had been consummated, the Company would have paid an amount equal to approximately NIS 40,000 (approximately $10,000) and also would have deposited an amount of NIS 810,000 to be used by the acquiree to repay additional amounts that had been paid by Anavid to related parties and third parties on behalf of the Company. The Company also would have undertaken to guarantee that the acquiree transfer to Anavid an amount of NIS 1,000,000 to repay liabilities to third parties and to repay a bank loan of the acquiree in a total of approximately NIS 1,000,000.
The acquiree also would have undertaken to pay future royalties based on the following mechanism: for a 5-year period starting from January 1, 2010, royalties of 2%-4%; and starting from January 1, 2015, royalties of 2% up to an overall amount of $ 90,000. Based on a valuation undertaken by the parties, the fair value of the future payments was estimated at approximately NIS 260,000. The royalties were to have been paid as a percentage of total income as defined in the agreement.
The Company would have guaranteed the acquiree’s liability to repay loans in connection with related parties and the financing of a machine. In connection with these loans, the Company would have provided a bank guarantee of NIS 100,000 and a liability deed of NIS 750,000 to be realized if the Company did not meet its loan obligations. In such event, the Company would have been able to convert the bank guarantee for its shares. The acquiree had committed to continue employing several Kibbutz employees for a period of 3 years, as detailed in the agreement, and to relocate the plant within three years of the closing date.
For a period of one year, the Company’s shareholders would have continue to guarantee the acquiree’s payments for the machine after which period the Company would have acted to have the guarantee removed, provided that the outstanding liability for the machine did not exceed NIS 671,000, less payments made up to the closing date. The amount of the guarantee and liability deed would have been reduced when the loan liability was settled.
The Company also would have undertaken to indemnify the acquiree’s former shareholders in connection with any loss incurred due to non payment to the lessor or non removal of guarantees. Upon closing, two new agreements regarding rent and services would have become effective as well as a verbal agreement with shareholders regarding consulting fees.
f.	On July 15, 2009 the Board of Directors decided to obtain the approval of the shareholders of the Company to increase the registered capital of the Company by 500,000,000 shares of common shares and to amend the corporation’s certificate of incorporation that the total number of authorized shares of common shares shall be increased by 500,000,000 shares.
A Shareholders meeting was set for September 3, 2009. Since a sufficient quorum was not present at the shareholders’ meeting, the number of authorized shares of the Company was not increased, As of September 30, 2009 the increase in the Company’s number of authorized shares has not been approved.

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES
a.	The accompanying unaudited interim consolidated financial statements have been prepared as of September 30, 2009 and for the three-month and nine-month periods then ended, in accordance with United States generally accepted accounting principles relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.
The significant accounting policies followed in the preparation of these financial statements are consistent to those applied in the preparation of the latest annual financial statements
b.	Impact of recently issued accounting standards:
In June 2009, the Financial Accounting Standards Board (FASB) Accounting Standards Codification™ (Codification) became the single source of authoritative US GAAP. The Codification did not create any new GAAP standards but incorporated existing accounting and reporting standards into a new topical structure with a new referencing system to identify authoritative accounting standards, replacing the prior references to Statement of Financial Accounting Standards (SFAS), Emerging Issues Task Force (EITF), FASB Staff Position (FSP), etc. Authoritative standards included in the Codification are designated by their Accounting Standards Codification (ASC) topical reference, and new standards will be designated as Accounting Standards Updates (ASU), with a year and assigned sequence number. Beginning with this interim report for the third quarter of 2009, references to prior standards have been updated to reflect the new referencing system.
In June 2009, the FASB concurrently issued amendments to ASC 860, Transfers and Servicing (formerly SFAS No. 166), and ASC 810, Consolidation (formerly SFAS No. 167), that change the way entities account for securitizations and other transfers of financial instruments. In addition to increased disclosure, these amendments eliminate the concept of qualifying special purpose entities and change the test for consolidation of variable interest entities. These amendments will be effective for us as of January 1, 2010. The Company has evaluated these amendments and believes they will have no impact on its financial condition or results of operations.
NOTE 3:- CONTINGENT LIABILITIES, COMMITMENTS AND CHARGES
a.	Commitments to pay royalties to the Office of the Chief Scientist:
The Subsidiary had obtained from the Chief Scientist of the State of Israel grants for participation in research and development and, in return, the Subsidiary is obligated to pay royalties amounting to 3% of the sales in the first three years from the beginning of the repayment and 3.5% of the sales from the fourth year up to the amount of the grant. The grant is linked to the exchange rate of the dollar and bears interest of LIBOR per annum. Through September 30, 2009, total grants obtained amounts to NIS 17,980.
The Company filed an application to receive OCS grants in a total amount of NIS 3,200,000 in consideration of expenses recorded in the year 2008. There is an uncertainty regarding the amount and the time the aforementioned amount will be received.
b.	TopSpin leases motor vehicles under operating lease arrangements for 36 months. The monthly lease payments are approximately NIS 3,000. As of September 30, 2009 the Company’s car lease deposits amounted to NIS 8,000 covering rental payments for the last three months in respect of these contracts.

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4:- SHAREHOLDERS’ EQUITY
a.	Composition of share capital:
The Company’s authorized common shares consist of 1,000,000,000 shares with a par value of $0.001 per share. All shares have equal voting rights and are entitled to one non-cumulative vote per share in all matters to be voted upon by shareholders. The shares have no preemptive, subscription, conversion or redemption rights and may be issued only as fully paid and non-assessable shares. Holders of the common shares are entitled to equal ratable rights to dividends and distributions with respect to the common shares, as may be declared by the Board of Directors out of funds legally available. The common shares are registered and publicly traded on the Tel-Aviv Shares Exchange.
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
NOTE 4:- SHAREHOLDERS’ EQUITY (Cont.)
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
Upon closing of the agreement 7/12 (seven twelfths) of the shares were immediately vested. The other portions of the shares are subject to the Company’s right of repurchase according to the following terms:
1)	The Company’s right of repurchase shall lapse on a monthly basis over four years period commencing on the date of execution of the original agreement.
2)	The Company’s right of repurchase shall lapse, with respect to 1/6 (one sixth) of the shares in the event that the Company achieves a milestone as defined in the agreement. This milestone has been achieved in September 2003.
Through December 31, 2005, the Company accounted for these shares as a variable plan and re-measured compensation at the period such shares were vested. As of January 1, 2006 the fair value of the vested shares was classified as a liability.

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4:- SHAREHOLDERS’ EQUITY (Cont.)
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

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4:- SHAREHOLDERS’ EQUITY (Cont.)
On June 6, 2007, the Company issued 24,398,402 Ordinary shares which are listed for trade on the TASE together with 12,199,201 warrants (series 3) that are listed for trade on the TASE since September 17, 2007. The securities were issued in consideration for NIS 1.586 in cash per Unit. The total net proceeds from the issuance amounted to approximately NIS 18,336 thousand (net of issuance expenses of NIS 1,013 thousand).
The shares issued represented 15.20% of the Company’s issued and outstanding share capital and voting rights prior to issuing the Ordinary shares.
Each warrant (series 3) was exercisable into one Ordinary share of the Company until June 30, 2009, in consideration for a cash payment of NIS 0.84. On June 30, 2009, no warrants (series 3) have been exercised and all have been forfeited.
Series 2 expired on May 31, 2009. As a result, the entire liability in the amount of NIS 250 thousand on account of series 2 was written off against finance expenses.
8.	On October 12, 2008 the Company issued 450,000,000 shares of common shares due to the settlement with convertible bonds holders
9.	On February 2, 2009 the Company entered into a private placement agreement with an investor. According to the agreement the Company issued 120,000,000 common shares of $0.001 par value and 58,064,516 warrants exercisable into common shares of the Company for total consideration of NIS 900,000. Each warrant is exercisable into one common share for the exercise price of NIS 0.01 for a period of 4 years following the issuance date. According to the Binomial model, with 92.96% volatility and 3.39% risk-free interest rate, the fair value of the warrants amounted to approximately NIS 401,000.
NOTE 5:- SHARES-BASED COMPENSATION
a.	On February 26, 2009 the Board of Directors approved an increase of an additional 25,000,000 shares of Common Shares (20,872,261 of them available for grant) to be granted under the 2003 Israeli Shares Option Plan.
b.	Issuance of options to employees, directors and consultants:
1.	On May 6, 2009 the Board of Directors of the Company approved the designation of a new Finance Manager to the Company. As part of the employment agreement of the new Finance Manager the Company granted 1,500,000 options which are exercisable into 1,500,000 Common shares of $0.001 par value each, of which 750,000 will be exercisable at an exercise price of NIS 0.011 per share and the balance of 750,000 options at an exercise price of NIS 0.022 per share. 25% of the options will vest after one year and the rest will vest in a straight line over 12 quarters. According to the Binomial model, with 113.67% volatility and 4.5% average risk-free interest rate, the compensation resulted from the grant amounted to approximately NIS 10,000.

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5:- SHARES-BASED COMPENSATION (Cont.)
2.	On June 23, 2009 the Audit Committee of the Company granted 24,500,000 options which are exercisable to purchase 24,500,000 Common shares of $0.001 par value each at an exercise price of NIS 0.0143 per share. Fifty percent of the options will vest within less than 6 months of the grant date and the rest will vest in a straight line over 8 quarters. According to the Binomial model, with 136.4% volatility and 4.5% average risk-free interest rate, the compensation resulted from the grant amounted to approximately NIS 493,000.
3.	On September 22, 2009, one of the directors resigned and the options granted to him in the amount of 5,500,000 were forfeited.
c.	Options to employees:
1.	A summary of the Company’s share option activities for options granted to employees under the plans excluding performance base options is as follows:

	Nine months ended September 30, 2009
				Weighted
				average
		Weighted		remaining
		average		contractual	Aggregate
		exercise		term	intrinsic
	Number	Price (**)		(in years)	value
Options outstanding at January 1, 2009	7,213,251	NIS	0.050
Options granted (*)	26,000,000	NIS	0.014
Options exercised	(4,100,000)	NIS	0.004
Options forfeited	(8,380,438)	NIS	0.346

Options outstanding at September 30, 2009	20,732,813	NIS	0.016	9.67	237.7

Options vested and expected to vest at September 30, 2009	20,732,813	NIS	0.016	9.67	237.7

Options exercisable at September 30, 2009	232,813	NIS	0.158	5.73	1.11

(*)	Options granted to directors of the Company are pending the approval of the Tel Aviv Shares Exchange (“TASE”) and the Securities Exchange Committee (“SEC”) The aggregate intrinsic value in the tables above represents the total intrinsic value (the difference between the Company’s closing shares price on the last trading day of September 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2009. This amount changes based on the fair market value of the Company’s shares. Total intrinsic value of options exercised by employees for the nine months ended September 30, 2009 was zero.

(**)	Exercise prices for options granted before 2009 were nominated in US dollar, while exercise prices for options granted in 2009 were nominated in NIS.
The fair value for these options was estimated using the Binomial model option-pricing model.

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5:- SHARES-BASED COMPENSATION (Cont.)
2.	A summary of the activity under the performance share based options granted to employees as follows:

	Nine months ended September 30, 2009
				Weighted
				average
		Weighted		remaining
		average		contractual	Aggregate
		exercise		term	intrinsic
	Number	price		(in years)	value
Options outstanding at January 1, 2009	2,390,000	NIS	0.56
Options exercised	(500,000)	NIS	0.004
Options forfeited	(150,000)	NIS	0.56

Options outstanding at September 30, 2009	1,740,000	NIS	0.56	7.27	—

Options vested and expected to vest at September 30, 2009	1,740,000	NIS	0.56	7.27	—

Options exercisable at September 30, 2009	1,740,000	NIS	0.56	7.27	—

3.	Compensation expenses (income) related to options granted to employees were recorded to research and development expenses and general and administrative expenses, as follows:

					Period from
					Inception
					(September 20,
	Nine months ended		Three months ended		1999) through
	September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009
Research and development expenses	(8)	(1,127)	—	8	526
General and administrative expenses	316	(531)	—	45	10,199

	308	(1,658)	—	53	10,725

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5:- SHARES-BASED COMPENSATION (Cont.)
c.	Options to non-employees:
1.	A summary of the Company’s share option activities for options granted to non-employees under the plans excluding performance base options is as follows (amounts in thousands NIS):

	Nine months ended September 30, 2009
				Weighted
				average
		Weighted		remaining	Aggregate
		average		contractual	Intrinsic
		exercise		terms	Value
	Number	price		(in years)	Price
Options outstanding at January 1, 2009	1,378,510	NIS	0.71
Options forfeited	(812,500)	NIS	0.29

Options outstanding, vested and expected to vest at September 30, 2009	566,010	NIS	1.3	4.3	—

Options exercisable at September 30, 2009	566,010	NIS	1.3	4.3	—

The Company accounted for its options to non-employees under the fair value method in accordance of ASC 718 (formerly SFAS 123(R)) and ASC 505 (formerly EITF 96-18). The fair value for options granted to non-employees was estimated based on binomial option pricing model and amounts to approximately NIS 2 thousand.
A summary of the activity under the performance share-based options granted to non-employees is as follows:

	Nine months ended September 30, 2009
				Weighted
				average
		Weighted		remaining
		Average		contractual	Aggregate
		Exercise		term	intrinsic
	Number	Price		(in years)	value

Options outstanding at January 1, 2009 and September 30, 2009	900,000	NIS	0.42	6.95	—

Options exercisable at September 30, 2009	300,000	NIS	0.42	6.95	—

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5:- SHARES-BASED COMPENSATION (Cont.)
2.	The Company’s outstanding options to non-employees (including options under performance) as of September 30, 2009, have been separated into ranges of exercise prices as follows:

			Weighed
			average
	Options for		remaining
Exercise price	Ordinary	Options	contractual
per share	shares	exercisable	term (in years)
NIS 45.1	14,010	14,010	3.0
NIS 0.19	552,000	552,000	4.33
NIS 0.42	900,000	300,000	6.95

	1,466,010	866,010

Compensation expenses (income) related to options granted to non-employees were recorded to research and development expenses and general and administrative expenses, as follows:

					Period from
					inception
					(September 20,
	Nine months ended		Three months ended		1999) through
	September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009
Research and development expenses	(1)	(326)	—	16	166
General and administrative expenses	(2)	(187)	—	9	1,305

	(3)	(513)	—	25	1,471

NOTE 6:- RELATED PARTY
On April 19, 2009 the Company’s Board of Directors nominated Mr. Ehud Gilboa, the chairman of the Company’s and the subsidiary’s (together the “Group”) Board of Directors, to serve as a temporary Chief Executive Officer (“CEO”) of the Group and entered into a Consulting Agreement to that end.
On May 5, 2009 the Board of Directors amended the agreement to reflect that Mr. Ehud Gilboa will provide consulting services only, and that he will not act as the Group’s temporary CEO.
In consideration for the services he provides, Mr. Gilboa is entitled to a monthly fee of NIS 34,000 plus value added tax (approximately $9,000.), and the Company will pay up to 50% of all fixed and variable maintenance costs of the cellular phone used by the Consultant retroactively from January 1, 2009.

Topspin Medical, Inc.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7: SUBSEQUENT EVENTS
a.	In July 2009, the Israeli Parliament (the Knesset) passed the Economic Efficiency Law 2009 (Amended Legislation for Implementing the Economic Plan for 2009 and 2010) which prescribes, among other things, an additional gradual reduction in Israeli corporate tax rate starting from 2011 to the following tax rates: 2011 — 24%, 2012 — 23%, 2013 — 22%, 2014 — 21%, 2015 — 20%, 2016 and thereafter — 18%.
The Company estimates that the Economic Efficiency Law is not expected to effect the Company’s consolidated financial statements.
b.	On November 15, 2009, the chairman of the board of directors, Mr. Ehud-Moshe Gilboa, notified the board regarding his resignation from his duties as chairman of the board and as a board member effective immediately after the filing of this Quarterly Report on Form 10-Q for the three months ended September 30, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
As a result of the combination of the substantial outlay of cash in connection with the settlement and because the grants due to us for the year 2008 from the Office of the Chief Scientist of the Israeli Ministry of Industry, Trade and Labor (“OCS”), an Israeli governmental agency, were not received in the expected timeframe, we decided to terminate the employment of all of TopSpin Israel’s employees (excluding the finance department) and suspend our operational activities as of October 27, 2008. In connection with this decision, the Board decided to continue to seek financing opportunities in order to resume the Company’s operations.
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
As described in our current report on Form 8-K, filed on October 29, 2009, the Purchase Agreement was terminated effective October 26, 2009. As a result of such termination, all of the Company’s obligations thereunder (with the exception of certain obligations with respect to confidentiality and non-disclosure) are terminated.

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
As of September 30, 2009, we held approximately NIS 1,704,000 (approximately $453,000) in cash and cash equivalents.
The Company and its Subsidiary have not generated any revenues and have not achieved profitable operations or positive cash flows from operations. The Company has an accumulated deficit of NIS 182,244,000 as of September 30, 2009, and it incurred a net loss of NIS 120,000 (approximately $31,000) and negative cash flow from operating activities in the amount of NIS 637,000 (approximately $166,000) for the three month period ended September 30, 2009.
Based on the Company’s approved budget, which takes into account the expected expenses for operating the Company in its current condition, the Company believes it will need to raise additional funds to support its activities for the twelve month period from the date of the financial statements included in this quarterly report on Form 10-Q. The Company’s liabilities include a tax provision in the amount of approximately NIS 1,328,000 ($353,000). Based on its current financial condition, the Company will have to raise additional funds in order to redeem its long-term liabilities and to continue as a going concern. The current economic market environment is causing significant contraction in the credit and financing marketplace, and may make raising capital materially more difficult for the Company or may prevent the Company from raising the funds that it needs to continue its current operations and/or to pursue new opportunities.
The company is pursuing fundraising opportunities as well as new business opportunities and is currently negotiating with several potential investors.
Operating Activities
We used NIS 637,000 (approximately $166,000) of cash in operating activities in the three months ended on September 30, 2009. In the same period in 2008, we used NIS 7,061,000 (approximately $1,969,000). In the nine months ended on September 30, 2009, we used 3,081,000 NIS (approximately $772,000) and in the same period in 2008 we used 22,957,000 NIS ($6,711,000). The decrease in net cash used in operating activities in 2009 is primarily attributable to our Board of Directors’ decision to suspend the Company’s operational activities as of October 2008, but is offset by transactional expenses associated with our terminated acquisition of KAST, including certain audit and legal fees incidental to the acquisition.
Financing Activities
In November 2006, we raised net proceeds of 40,635,000 NIS (approximately $11,878,000) through the sale of Series A Convertible Bonds and Series 2 Warrants in a private placement. In June 2007, we raised net proceeds of 18,336,000 NIS (approximately $5,360,000) through the sale of Common Stock and Series 3 Warrants. In February 2009, we raised net proceeds of 900,000 NIS (approximately $215,000) through a private placement of our common stock and options to purchase shares of our common stock with an investor. We did not raise any proceeds in connection with the issuance of equity securities for the three months ended on September 30, 2009.

No cash was provided from financing activities in the three months ended September 30, 2009 or during the comparable period in 2008.
In the nine months ended September 30, 2009, 919,000 NIS ($230,000) was provided from financing activities compared to 42,000 NIS ($12,300) in the same period in 2008.
Investing Activities
We invested a substantial portion of our available cash funds in NIS-denominated bank deposits. In the three month period ended September 30, 2009, we did not release any restricted deposits, compared to NIS 12,520,000 (approximately $3,659,000) invested in the same period in 2008. The amount invested was with respect to reserves set aside for the payment of the Cash Payment pursuant to the Settlement Agreement as discussed above.
In the nine months ended September 30, 2009, we released restricted deposits of 481,000 NIS ($121,000).
In the same period in 2008 we used 12,763,000 NIS ($3,731,000) in investing activities most of it as a reserve set aside for payment to the settlement agreement.
Results of Operations
For the three and nine months ended September 30, 2009 and 2008
Revenues
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
Research and Development Expense
Research and Development (R&D) expenses in 2008 consist of the costs associated with the development of our imaging devices, reduced by the value of the grant received from the Office of the Chief Scientist and income from experimental sales. Following our Board’s decision to suspend non-administrative operations, in the three and nine months ended on September 30, 2009, we did not incur any R&D expense. In the same periods in 2008, we incurred 3,318,000 NIS and 14,213,000 NIS, respectively (approximately $905,000 and $4,155,000, respectively) of R&D expenses.
Selling and Marketing Expense
Selling and Marketing expenses in 2008 included expenses incurred in connection with marketing our imaging devices. Following our Board’s decision in April 2008 to shift the Company’s focus to the Urology Product, which was not yet in the marketing phase, in the three and nine months ended on September 30, 2009, we did not incur any Selling and Marketing expenses, as compared with NIS 5,000 and NIS 562,000, respectively (approximately $1,400 and $164,000, respectively) of Selling and Marketing expense incurred during the same periods in 2008.

General and Administrative Expense
General and Administrative (G&A) expenses include salaries of all employees other than research and development employees and sales and marketing employees and other general expenses incurred by us that are not related to research and development or sales and marketing activities. G&A expenses for the three and nine months ended on September 30, 2009 decreased to 211,000 NIS and 2,061,000 NIS, respectively (approximately $62,000 and $517,000, respectively) from NIS 2,913,000 and NIS 6,398,000, respectively (approximately $830,000 and $1,870,000, respectively) spent in the same periods in 2008. This decrease was mainly due to the Company’s Board of Directors’ decision in October 2008 to suspend its activities.
Financing Income
Financing income and/or expenses includes revaluations of certain balance sheet accounts that are linked to the U.S. Dollar exchange rate. Finance income, net for the three and nine months ended on September 30, 2009 decreased to NIS 91,000 and NIS 258,000, respectively (approximately $24,000 and $65,000, respectively) from NIS (13,359,000) and NIS 4,807,000, respectively (approximately $3,755,000 and $1,406,000, respectively) gained (lost) in the same periods in 2008. In the same periods in 2008, finance income was mainly affected by the change in fair value of debentures and warrants offset by interest due on debentures.
Taxes on Income
In connection with the implementation of the Settlement Agreement, the Company recorded in December 2008, NIS 1,344,000 (approximately $353,000) which was revalued in September 2009 to NIS 1,328,000 (approximately $353,000) of provisional liabilities representing an estimate of potential tax liability that we may incur in connection with the conversion of the Series A Bonds.
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
In June 2009, the Financial Accounting Standards Board (FASB) Accounting Standards Codification™ (Codification) became the single source of authoritative US GAAP. The Codification did not create any new GAAP standards but incorporated existing accounting and reporting standards into a new topical structure with a new referencing system to identify authoritative accounting standards, replacing the prior references to Statement of Financial Accounting Standards (SFAS), Emerging Issues Task Force (EITF), FASB Staff Position (FSP), etc. Authoritative standards included in the Codification are designated by their Accounting Standards Codification (ASC) topical reference, and new standards will be designated as Accounting Standards Updates (ASU), with a year and assigned sequence number. Beginning with this interim report for the third quarter of 2009, references to prior standards have been updated to reflect the new referencing system.

In June 2009, the FASB concurrently issued amendments to ASC 860, Transfers and Servicing (formerly SFAS No. 166), and ASC 810, Consolidation (formerly SFAS No. 167), that change the way entities account for securitizations and other transfers of financial instruments. In addition to increased disclosure, these amendments eliminate the concept of qualifying special purpose entities and change the test for consolidation of variable interest entities. These amendments will be effective for us as of January 1, 2010. We have evaluated these amendments and believe they will have no impact on our financial condition or results of operations.
Off-Balance Sheet Arrangements
Commitments to Pay Royalties to the Chief Scientist
TopSpin Israel obtains grants from the OCS for participation in research and development and, in return, is obligated to pay royalties amounting to 3% of sales during the first three years from the start date of the repayments and 3.5% of sales from the fourth year until the full repayment of the grants. The grants are linked to the exchange rate of the dollar and bear interest of LIBOR per annum. As of September 30, 2009, the total amount of the obligation equals approximately NIS 16,035,000 (approximately $4,267,000).
The Company filed an application to receive OCS grants in a total amount of NIS 3,200,000 in consideration of expenses recorded in the year 2008. There is an uncertainty regarding the amount and the time the aforementioned amount will be received.
Office Lease Commitments
The company leases approximately 30 square meters of office space in Tel Aviv. The monthly rental fees are 4,200 NIS (approximately $1,200), plus the applicable value-added tax. The lease agreement between the Company and DDG, the Landlord, is in effect until May 2010.

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
As of September 30, 2009, our management, including our Finance manager and the Chairman of the Board of Directors, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on such evaluation, our management concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.
Management’s assessment of the effectiveness of internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.
There have not been any changes in our internal control over financial reporting during the three month period ended on September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 5. OTHER INFORMATION
On November 15, 2009, the chairman of the board of directors, Mr. Ehud-Moshe Gilboa, notified the board regarding his resignation from his duties as chairman of the board and as a board member effective immediately after the filing of this Quarterly Report on Form 10-Q for the three months ended September 30, 2009.
In addition, on November 15, 2009, the Board appointed Mr. Zvi Lindowski, 58, to serve as a director on the Company’s Board of Directors. Sine 2001, Mr. Lindowski has served as the Chief Executive Officer of Tapuz, an Israeli company that provides consulting services to KUOHWA, a large Taiwanese textile company. Prior to joining Tapuz, Mr. Lindowski was the founder and chief executive officer of Billy Boy Textiles, an Israeli company that manufactured and sold its own clothing line as well as being an approved manufacturer for Nike, Adidas and other leading fashion labels. Mr. Lindowski serves as director on the Board of Directors of Rabintex Industries, Mandarin, Israel; and Kolin, Israel. Each of Mandarin, Israel and Kolin, Israel are affiliates of KUOHWA formed for the purpose of coordinating KUOHWA’s business in Israel.
ITEM 6. EXHIBITS

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Certifications as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Incorporated by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 15, 2009	TOPSPIN MEDICAL, INC.

	By:	/s/ Ehud-Moshe Gilboa
Chairman of the Board of Directors

Date: November 15, 2009	By:	/s/ Eldad Yehiely
Finance Manager

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Certifications as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference.