Form 10-K
period 2009-12-31
TOPSPIN MEDICAL INC
filed 2010-03-23
CIK 1211805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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

Securities registered pursuant to Section 12(g) of the Act: Not applicable
Indicate by check mark if the registrant is a well-known seasoned, issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☑ No ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
As of March 3, 2010, 761,470,882 shares of the registrant’s Common Stock, $0.001 par value per share, were outstanding. As of such date, the aggregate market value of the common equity held by non-affiliates of the registrant was approximately NIS 15.2 million ($4.0 million (based upon the New Israeli Shekel (“NIS”)/U.S. Dollar exchange rate of NIS 3.77 for every U.S. Dollar as of March 3, 2010). Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the Tel Aviv Stock Exchange on March 1, 2010. For purposes of determining this amount only, the registrant has defined affiliates as including the executive officers and directors of the registrant on March 3, 2010.

PART I
This Annual Report on Form 10-K of TopSpin Medical, Inc. and its subsidiaries (“TopSpin” or the “Company”, or “us”, or “we” or “our”) for the fiscal year ending December 31, 2009 contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Those statements are therefore entitled to the protection of the safe harbor provisions of these laws. These forward-looking statements, which are usually accompanied by words such as “may,” “might,” “will,” “should,” “could,” “intends,” “estimates,” “predicts,” “potential,” “continue,” “believes,” “anticipates,” “plans,” “expects” and similar expressions, involve risks and uncertainties, and relate to, without limitation, statements about our market opportunities, our strategy, our competition, our projected revenue and expense levels and the adequacy of our available cash resources. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or forecasted in, or implied by, such forward-looking statements.
Although we believe that the expectations reflected in these forward-looking statements are based upon reasonable assumptions, no assurance can be given that such expectations will be attained or that any deviations will not be material. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report on Form 10-K for the fiscal year ending December 31, 2009 may not occur and our actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We disclaim any obligation or undertaking to disseminate any updates or revision to any forward-looking statement contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.
Unless specified otherwise, all U.S. Dollar amounts in this Annual Report on Form 10-K are calculated using the NIS/U.S. Dollar exchange rate of NIS 3.775 for every U.S. Dollar as of December 31, 2009. Historical numbers are calculated according to historical exchange rates. Profit and loss numbers are calculated using average exchange rates for years 2008 and 2009.
Item 1. Description of Business.
Overview
We were incorporated in Delaware on September 20, 1999. We have conducted all of our business operations through our wholly-owned Israeli subsidiary, TopSpin Medical (Israel) Ltd. (TopSpin Israel). TopSpin Israel was incorporated on October 5, 1999 to engage in research and development of MRI technology using miniaturized MRI sensors.

On September 1, 2005, we issued securities to the public in Israel and our shares of common stock began to trade on the Tel Aviv Stock Exchange (TASE). In 2007, we registered some of our securities with the U.S. Securities and Exchange Commission (SEC). Our securities are traded only on the TASE in NIS. (See PART II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”—“Market for Common Equity and Related Stockholder Matters”). On February 4, 2010, the Tel Aviv Stock Exchange (TASE) notified the Company that it does not withstand the preservation regulations due to having equity lower than NIS 2 million in the last four reporting quarters. The Company was given an extension until June 30, 2010 to increase its equity. If the required increase in equity does not occur until that date, the TASE Board of Directors will discuss transferring the Company’s shares to the preservation list.
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
In October 2008 we paid NIS 12,513,000 (approximately $3,291,163) as part of a settlement with holders of our Series A Debentures (see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation”). Because the grants due to us for the years 2007 and 2008 from the Office of the Chief Scientist of the Israeli Ministry of Industry, Trade and Labor (OCS), an Israeli governmental agency, were not received in the expected timeframe, our Company encountered a challenging financial situation. As a result of the combination of the substantial outlay of cash in connection with the settlement and the lack of cash inflow from the OCS grants, on October 27, 2008, we decided to terminate the employment of all of TopSpin Israel’s employees (excluding the finance department and employees who were pregnant or on maternity leave) and suspend our operational activities (both with respect to the IVMRI Catheter and the Urology Product).
We are continuing our efforts to raise financing in order to continue our activities, including examination of the acquisition of new business lines in consideration for shares of our Common Stock and/or cash. In February 2009, we raised an aggregate of NIS 900,000 (approximately $238,410) through the issuance of shares of our Common Stock to support these efforts. We can provide no assurances however, that we will be successful in identifying and operating such new business activities or obtaining an adequate level of financing needed for such activities.
On June 2, 2009, the Company entered into an acquisition and investment agreement (the “Anavid Agreement”) with Anavid Insulation Products Kiryat Anavim ACS Ltd. (“Anavid”), Kiryat Anavim Holdings and Development ACS Ltd. (“Holdings and Development”) and Kiryat Anavim Silicone Ltd. (“the acquiree”) pursuant to which the Company planned to acquire all of Anavid’s holdings in the Company. The Anavid Agreement was to be consummated by August 15, 2009, but the parties agreed to several extensions, eventually deferring the consummation of the Anavid Agreement until October 21, 2009.

On October 26, 2009, Anavid informed the Company that the agreement was cancelled and that the failure to complete the acquisition transaction by the last agreed upon date constitutes a fundamental breach of the agreement. The Company rejects these arguments and in accordance with its legal advisors, claims that the incompletion of the closing process was done properly and in accordance with the agreement. Please refer to our current report on Form 8-K filed on October 29, 2009, the content of which is incorporated by reference herein, for a more detailed description of the termination of the Anavid Agreement.
On January 27, 2010, the Company entered into an investment agreement (the “Medgenesis Agreement”) with Medgenesis Partners Ltd., a private company organized under the laws of Israel and controlled by Ascher Shmulewits (the “Investor” and the “Stockholder”, respectively). Under the terms of the Medgenesis Agreement, the Company will issue to the Investor 211,672,857 shares of common stock of the Company, (ii) a warrant to purchase 122,935,610 shares of Common Stock in exchange for payment by the Investor in the amount of $211,673 and cancellation and reissuance on a later date of a certain warrant issued by the Company to the Stockholder pursuant to a certain agreement, dated February 2, 2009, filed with the Securities and Exchange Commission on February 5, 2009. The consummation of the Transaction is subject to several conditions.
In addition, the Company, Medgenesis Partners Ltd. and the Investor entered into a memorandum of understanding pursuant to which Medgenesis and the Investor will assist the Company to acquire interests in commercial and/or industrial biotech companies and/or assets. We are currently pursuing acquisition options.
We have not generated any revenues to date and have not achieved profitable operations or positive cash flows from operations. We have an accumulated deficit of NIS 182,117,000 (approximately $48,242,914) as of December 31, 2009, and have incurred a net loss of NIS 1,676,000 (approximately $426,181) and negative cash flow from operating activities in the amount of NIS 3,799,000 (approximately $966,028) for the year ended December 31, 2009.
Expenditures on Research and Development
From the time of our inception in 1999 through December 31, 2009, we invested a total of NIS 135,023,000 (approximately $35,513,677) in gross research and development expenses. We have funded our research and development expenses from our own resources and from the OCS. Due to the suspension of our operations in October 2008, we did not engage in any research and development activities in 2009.
Cardiology
From 2004 through December 31, 2007, the OCS issued approval letters to TopSpin Israel approving four programs for development of the IVMRI Catheter for imaging the coronary arteries, totaling NIS 43,300,000 (approximately $11,388,742), under the Israeli Promotion of Research and Development in Industry Law of 1984. According to these approval letters, TopSpin Israel was entitled to a grant of 40% of the approved expenses in these programs for research and development. The OCS has notified us that it approved a total of NIS 10,113,000 (approximately $2,659,916) of recognized expenses in 2004, NIS 9,371,000 (approximately $2,464,755) of recognized expenses in 2005, NIS 11,500,000 (approximately $3,024,723) of recognized expenses in 2006 and NIS 10,800,000 (approximately $2,840,610) of recognized expenses in 2007. As of December 31, 2009, we have actually received funds totaling approximately NIS 4,021,000 (approximately $1,057,601) for 2004, NIS 3,869,000 (approximately $1,017,622) for 2005, NIS 4,572,000 (approximately $1,202,525) for 2006 and NIS 4,294,000 (approximately $1,129,406) for 2007.

In April 2008, the OCS issued another approval letter to TopSpin Israel approving the program for development of the IVMRI Catheter for imaging the coronary arteries, totaling NIS 9,785,000 (approximately $2,573,645). Based on this approval letter, TopSpin Israel was entitled to a grant of 30% of the approved expenses in this program for research and development. To the best of our knowledge, we have fulfilled all legal and technical requirements according to the approval, and therefore believe that we are eligible to receive another NIS 1,600,000 (approximately $420,831) from the OCS. However, we believe that the probability of receiving these funds is low.
Urology
In 2006, the OCS issued an approval letter to us approving a program for the development of an endorectal MRI system for the imaging of prostate cancerous tumors under the Israeli Promotion of Research and Development in Industry Law of 1984. It awarded a total of NIS 3,200,000 (approximately $841,662). According to this approval letter, we were entitled to a grant of 40% of the approved expenses in this program for research and development. As of December 31, 2009, we received NIS 1,228,000 (approximately $322,988) from the OCS.
In April 2008, the OCS issued an approval letter to us approving a program for the development of an endorectal MRI system for the imaging of prostate cancerous tumors under the Israeli Promotion of Research and Development in Industry Law of 1984. It awarded a total of NIS 5,135,000 (approximately $1,350,605). Based on this approval letter, we were entitled to a grant of 40% of the approved expenses in this program for research and development. To the best of our knowledge, we have fulfilled all legal and technical requirements according to the approval, and therefore believe that we are eligible to receive another NIS 1,600,000 (approximately $420,831) from the OCS. However, we do not know if and when these funds will be transferred to us.
According to the Israeli Regulations for the Promotion of Research and Development in Industry (Royalty Rates and Rules of their Application) 1996, we must pay the Chief Scientist royalties during the commercial stage of the project, that is once marketing of our product begins, at a rate of 3% of sales during the first three years from the start of repayment and 3.5% of sales from the fourth year onward until the full repayment of the grants, which are linked to the U.S. Dollar and bear interest. At this time, we do not expect to pay royalties pursuant to this arrangement because we do not expect any sales to result from our research and development efforts.

Intellectual Property
As of December 31, 2009, TopSpin Israel owns four registered patents and eight pending patent applications worldwide for its technology. In the United States, TopSpin Israel holds the exclusive rights to two patents. U.S. Patent No. 6,704,594 entitled Magnetic Resonance Imaging Device, issued March 9, 2004 and U.S. Patent No. 6,600,319, entitled Magnetic Resonance Imaging Device, issued July 29, 2003 concern the basic technology for local MRI imaging from a miniature imaging probe. They expire on November 6, 2020 and November 30, 2020, respectively. In addition, we hold the exclusive rights to Patent No. 149945 in Israel and Patent No. 3872431 in Japan, both which concern our basic technology for local MRI imaging from a miniature probe.
On January 24, 2010, we decided to discontinue the development of our intellectual property due to management’s assessment that the Company will not be able to complete the development of our intellectual property or sell products based on such intellectual property.
Employees
Due to financial difficulties, as of December 31, 2009, we have only one full-time employee and one part-time employee; both employees are in our finance department. We do not have any other employees.
None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppages. We believe that our relations with our remaining employees are good. As of December 31, 2009, we have not adopted a code of ethics but intend to do so if and when we restart our suspended activities or enter into new business activities.
Availability of SEC Reports
We file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and other information with the SEC. Members of the public may read and copy materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Members of the public may also obtain information in the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet web site that contains reports, proxy and information statements and other information regarding issuers, including TopSpin, that file electronically with the SEC. The address of that site is http://www.sec.gov.
We are not required to deliver an annual report to our shareholders; electronic copies of such reports, however, are available on the SEC website described above.
Item 1A. Risk Factors.
Not applicable.
Item 1B. Unresolved Staff Comments.
Not applicable.

Item 2. Properties.
From January 2009 to May 2009, we conducted our business from the offices of Top-Notch Capital Ltd. (Top-Notch), located at Derech Hashalom 53, Givataim, Israel, where we used one room free of charge. One of our directors, Ehud-Moshe Gilboa, was a controlling shareholder of Top-Notch. Since May 2009, we have conducted our business from the offices of DDG LTD located at Rothschild 65, Tel Aviv, Israel, where we sublease approximately 20 square meters of office space. Our monthly rent charges in 2009 were approximately 4,200 NIS (approximately $1,100 USD). This rent payment includes all taxes, electricity, use of a conference room and use of kitchen supplies and appliances. We believe that this arrangement is sufficient to meet our current needs. However, and in the long-term, we will reevaluate the need for additional facilities based on our growth and future needs with respect to management, administration, marketing and manufacturing requirements.
Item 3. Legal Proceedings.
As of December 31, 2009, we were not a party to any material legal proceeding.
Item 4. Reserved.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Common Equity and Related Stockholder Matters
Our shares of Common Stock are listed for trading on the TASE. On February 28, 2008, 22,522 of our outstanding Series 1 Warrants were converted into shares of our Common Stock and all warrants that remained unexercised as of the close of business of such date expired and were delisted from TASE. The information below refers to shares of our Common Stock that are currently traded on TASE under the symbols “TOPMD”. Prior to delisting, our Series 1 Warrants traded on TASE under the symbol “TOPMD.W1”. Prior to delisting, our Series 2 Warrants and Series 3 Warrants traded on TASE under the symbols “TOPMED.W2” and “TOPMED.W3”, respectively. Public trading of our shares of Common Stock and our Series 1 Warrants commenced on September 6, 2005. Public trading of our Series 2 Warrants and Series 3 Warrants commenced on September 17, 2007 and expired on May 31, 2009 and June 30, 2009, respectively. We have never declared any dividends on any of these securities.
The following tables set forth, for the periods indicated, the range of high and low per share sale prices for our Common Stock as reported on TASE.
Common Stock

	2008
	High		Low
First Quarter	NIS	0.377	NIS	0.218
Second Quarter	NIS	0.233	NIS	0.022
Third Quarter	NIS	0.110	NIS	0.020
Fourth Quarter	NIS	0.028	NIS	0.010

	2009
	High		Low
First Quarter	NIS	0.014	NIS	0.01
Second Quarter	NIS	0.053	NIS	0.01
Third Quarter	NIS	0.034	NIS	0.025
Fourth Quarter	NIS	0.03	NIS	0.018
Series 1 Warrants

	2008
	High		Low
First quarter From January 1, 2008 through February 28, 2008	NIS	0.015	NIS	0.010

Series 2 Warrants

	2008
	High		Low
First Quarter	NIS	0.093	NIS	0.021
Second Quarter	NIS	0.034	NIS	0.010
Third Quarter	NIS	0.012	NIS	0.010
Fourth Quarter	NIS	0.010	NIS	0.010

	2009
	High		Low
First Quarter	NIS	0.01	NIS	0.01
Second Quarter From April 1, 2009 through May 31, 2009	NIS	0.01	NIS	0.01
Series 3 Warrants

	2008
	High		Low
First Quarter	NIS	0.139	NIS	0.049
Second Quarter	NIS	0.080	NIS	0.010
Third Quarter	NIS	0.018	NIS	0.010
Fourth Quarter	NIS	0.010	NIS	0.010

	2009
	High		Low
First Quarter	NIS	0.01	NIS	0.01
Second Quarter	NIS	0.01	NIS	0.01
Recent Sales of Unregistered Securities
Stock Options
During the fiscal year ended December 31, 2009, a total of 4,600,000 unregistered options under our 2003 Israeli Stock Option Plan were exercised by 2 of our former employees with gross proceeds of NIS 18,860 ($4,600), for 4,600,000 shares of our Common Stock.
Holders of Securities
As of December 31, 2009, we had 35 stockholders.
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

Securities Authorized For Issuance Under the Equity Compensation Plans
The following table sets forth the aggregate number of securities to be issued upon the exercise of outstanding options, warrants and rights under our equity compensation plans, and the number of securities remaining available for future issuance under our equity compensation plans as of December 31, 2009:
Equity Compensation Plan Information

				Number of securities
				remaining available for
				future issuance under
	Number of securities to be	Weighted-average		equity compensation
	issued upon exercise of	exercise price of		plans (excluding
	outstanding options,	outstanding options,		securities reflected in
	warrants and rights	warrants and rights		column (a))
Plan category	(a)	(b)		(c)
Equity compensation plans approved by security holders	0		0	0
Equity compensation plans not approved by security holders	13,023,823	NIS	0.018	13,832,438

Total	13,023,823	NIS	0.096	13,832,438
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
We registered 26,500,000 Units (which in the aggregate consists of (i) 53,000,000 shares of Common Stock and (ii) 26,500,000 Series 3 Warrants, of which Series 3 Warrants there are 26,500,000 underlying shares of Common Stock) at an offering price of NIS 1.586 per Unit, yielding an aggregate, registered offering price of approximately NIS 42,029,000. As of December 31, 2009, we had sold 12,199,201 Units, and the aggregate offering price of such sold amount is NIS 19,347,933. On June 30, 2009 Series 3 Warrants traded on TASE expired.

From June 4, 2007 to December 31, 2009, we incurred the following expenses in connection with our best-efforts, direct public offering in the following amounts (as approximated, in thousands):

Underwriting discounts and commissions
Finders’ fees
Expenses paid to or for our underwriters
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
From January 1, 2009 to December 31, 2009, the following net proceeds have been used by us for the purposes and in the amounts set out below (as approximated):

Construction of plant, building and facilities		—
Purchase and installation of machinery and equipment	NIS	6,700
Purchase of real estate		—
Acquisition of other business		—
Repayment of indebtedness		—
Working capital	NIS	3,799,000
Temporary investments		—
Consulting fees in connection with the debenture settlement		—

Total	NIS	3,805,000
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
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Financial Statements and Notes and the other financial information included elsewhere in this Annual Report on Form 10-K for the fiscal year ending December 31, 2009. In addition to historical information, this discussion and analysis contains forward-looking statements based on current expectations that involve risks, uncertainties and assumptions, such as our plans, objectives, expectations and intentions. Our actual results and the timing of events may differ materially from those anticipated in these forward-looking statements as a result of various factors.
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

As contemplated by the supplemental indenture and the settlement agreement, dated July 13, 2008, between the Company and the Co-Trustee, on October 12, 2008, all of the outstanding NIS 50,000,000 of the Series A Debentures were converted into 450,000,000 shares of our Common Stock. Upon the completion of this conversion, all of our outstanding Series A Debentures were removed from trading on the TASE. We issued the cash payment contemplated by the settlement agreement on October 26, 2008 in the amount of NIS 12,513,000 (approximately $3,291,162).
This payment significantly reduced our cash resources, and, together with the delay in receipt of grants from the OCS, materially and adversely affected our business and the cash we have available to maintain research and development, marketing, and other activities conducted in the ordinary course of our business. Our reduced cash position caused us to suspend our activities as of October 27, 2008. We were forced to terminate all of our employees except three employees in our finance department and three employees who were on maternity leave at the time (each of whose employment was terminated prior to March 31, 2009), and we have incurred termination fees in connection with the early termination of our property and motor vehicle lease. As of December 2009, we employ only one full-time and one part-time employee—both in our finance department.
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
Some of the Company’s options granted to employees, directors and consultants are exercisable at a U.S. Dollar denominated exercise price. The functional currency of the Company and the currency in which the employees are paid is NIS. Accordingly, as of January 1, 2006, the fair value of the vested portion of the options was classified as a liability and remeasured at each reporting date until the date of settlement. Compensation cost for each period until settlement shall be based on the change in the fair value of the options for each reporting period based on the binomial method. Options granted to employees with a NIS denominated exercise price are classified as equity. The fair value of the options is measured based on binominal method on grant date.
The Company recognizes compensation expenses for the value of its options based on the accelerated method over the requisite service period of the options. The Company applies ASC718 (formerly SFAS 123(R)) “Stock compensation” and ASC505-50 (formerly EITF 96-18) “Equity based payment to non-employees”, with respect to options issued to non-employees. ASC718 requires the use of option valuation models to measure the fair value of the options and warrants. The Company uses the binomial model to measure the fair value of options granted to non-employees.

Warrants with exercise price linked to the Consumer Price Index (“CPI”) in Israel are classified as a liability and measured at fair value with changes in fair value recognized in earnings.
The embedded conversion feature and the convertible bonds are classified as liabilities and measured in their entirety at fair value with changes in fair value recognized in earnings in accordance with the provisions of ASC 825(formerly SFAS 159) “Financial Instruments”.
In February 2007, the FASB issued ASC 825, which permits entities to choose to measure many financial instruments and certain other items at fair value to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. ASc 825 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. ASc 825 is effective for financial statements issued for fiscal periods beginning after November 15, 2007. ASc 825 was effective for us beginning January 1, 2008, and as a result the Company recorded an increase in retained earnings in the amount of NIS 5,379 as the embedded conversion feature in convertible debentures, embedded derivative related to issuance expenses and convertible debentures, net of deferred issuance expenses, was remeasured at a total fair value in the amount of NIS 31,639.
Results of Operations

Years Ended December 31, 2009 and 2008
Revenues. We did not have any revenues in 2009 or 2008.
Research and Development. We had no research and development expenses in 2009 due to suspension of operations in October 2008, as compared to NIS 15,387,000 (approximately $4,288,701) in 2008 prior to such suspension. Gross research and development expenses in 2008 were NIS 15,896,000 (approximately $4,430,570), but were offset by the receipt of a research and development grants from the OCS.
Marketing and Sales. We had no marketing and sales expenses in 2009 due to suspension of operations in October 2008, as compared to NIS 570,000 (approximately $158,872) in 2008.
General and Administrative. General and administrative expenses consist primarily of professional fees, rent, office maintenance, payroll related expenses, consulting fees and directors’ fees. General and administrative expenses decreased by approximately 75% to NIS 1,930,000 (approximately $490,769) in 2009 from NIS 7,731,000 (approximately $2,154,802) in 2008. This decrease was the result of decrease in business activity and termination of nearly all of our employees.
Financial Income, Net. In 2009, our financial income decreased by 95% to NIS 254,000 (approximately $64,588) as compared to financial income of NIS 4,882,000 (approximately $1,360,722) in 2008. This decrease is attributable to the bond settlement and offset by the decrease in the market value of undertakings recorded in our financial statements that took place in 2008.

Taxes on income. Since its formation, the Company has had no income from operations and has no deferred tax liabilities. As a result of the settlement with our bondholders in 2008, we recorded a reserve in the amount of NIS 1,344,000 (approximately $374,603) for possible tax payments.
Net Loss. Our net loss for 2009 was NIS 1,676,000 (approximately $426,181) compared to a net loss of NIS 20,150,000 (approximately $5,616,255) in 2008, a decrease of approximately 90% which is attributable to a reduction in almost all our expenses due to cost saving efforts.
Liquidity and Capital Resources
We have not had any revenues from operations since our inception in September 1999. We have financed our operations principally through private and public sales of equity securities, convertible notes and through grants from the Office of the Chief Scientist of the Israeli Ministry of Industry, Trade and Labor, an Israeli governmental agency. In November 2006, we raised net proceeds of NIS 40,635,000 (approximately $10,687,796) through the sale of Series A Debentures and Series 2 Warrants in a private placement. In June 2007, we raised net proceeds of NIS 18,336,000 (approximately $4,822,725) through the sale of Common Stock and Series 3 Warrants. In February 2009, we raised net proceeds of NIS 900,000 (approximately $236,717) through the sale of 120,000,000 shares of our Common Stock and options to purchase up to an additional 58,064,516 shares of our common stock of the Company with an exercise price of NIS 0.01 per share and will be exercisable from the date of issuance until four years following the date of issuance.
As of December 31, 2009, our assets were approximately NIS 1,312,000 (approximately $347,550), of which cash and cash equivalents were approximately NIS 1,002,000 (approximately $265,430). As of December 31, 2009, our liabilities were approximately NIS 2,488,000 (approximately $659,073).
We believe that our cash resources are insufficient for our operations at current levels for the next twelve months. Our assessment of our cash needs constitutes an estimate based on the pace of our cash expenses, and the expected receipt of grants still payable by the OCS for the period through December 31, 2009. We continue to examine the possibility of expanding our operations into other fields of activity, including through commercial arrangements with companies or acquisition of new businesses in consideration for shares of our Common Stock and/or cash, and we are continuing our efforts to raise financing in order to carry out these activities. There are no assurances however, that we will be successful in obtaining an adequate level of financing needed for the long term development and commercialization of our planned products. There is uncertainty about the Company’s ability to generate revenues or raise sufficient funds, if any, in the near term. These factors, among other factors raise substantial doubt about the Company’s ability to continue as a going concern.

We may not be able to raise additional funds required to resume our regular business operations or to engage in new fields of business that we may decide to pursue. The global stock and credit markets are experiencing significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in certain cases have resulted in the unavailability of certain types of financing. Continued uncertainty in the stock and credit markets may negatively affect our ability to raise necessary additional funds. In addition, we are experiencing challenges in increasing our capital stock as the result of lacking a quorum at the meetings of stockholders called for that purpose.
Off-Balance Sheet Arrangements
TopSpin Israel has obtained grants from the OCS for participation in research and development and, in return, is obligated to pay royalties amounting to 3% of sales during the first three years from the start date of the repayments and 3.5% of sales from the fourth year until the full repayment of the grants. The grants are linked to the exchange rate of the dollar and bear interest of LIBOR per annum. As of December 31, 2009, we have written off the entire liability to the OCS as it is no longer considered the OCS will have grounds to collect this liability. The royalties would have been due should we have had sales due to the research and development projects approved by the OCS. We expect no sales from those projects, and therefore expect no royalties to be paid to the OCS.
Office Lease Commitments
During 2009, the Company signed a lease agreement with a new landlord, DDG, for one year. The agreement will end in the beginning of May 2010. Lease payments are 4200 NIS (approximately $1,100) per month approximately. Beginning in January 2010, lease payments increased to 1,900 NIS ($500).
Credit Card Commitment
We have pledged a bank deposit of NIS 31,000 (approximately $8,212) as security for commitments on credit cards issued to us.
Bank Guarantee for Offices Lease
Pursuant to the office lease agreement that we terminated in November 2008, we pledged a bank deposit, which is used as a guarantee, amounting to approximately NIS 436,000 (approximately $114,676) as of December 31, 2008 to secure payments under the lease agreements. At the beginning of 2009, the guarantee was decreased to NIS 108,000 (approximately $28,609). Subsequently, and upon the restoration of the premises their original condition after the Company’s departure the guarantee was cancelled completely.

Motor Vehicles Lease Commitment
TopSpin Israel leases motor vehicles under operating lease agreements for 36 months. The monthly lease payments were approximately NIS 2,800 (approximately $742) as of December 31, 2008. The Company deposited NIS 8,000 (approximately $2,119) covering rental payments for the last three months in respect of these contracts. During the year ended December 31, 2009, we paid NIS 29,000 (approximately $7,682) in early termination penalties.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.
Item 8. Financial Statements and Supplementary Data.

TOPSPIN MEDICAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
TOPSPIN MEDICAL, INC.
We have audited the accompanying consolidated balance sheets of Topspin Medical, Inc. (“the Company”) and its subsidiary as of December 31, 2008 and 2009, and the related consolidated statements of operations, changes in shareholders’ deficiency and cash flows for each of the two years in the period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiary as of December 31, 2008 and 2009 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States.
Without qualifying our opinion, we draw attention to the matter discussed in Note 1b and 1c to the consolidated financial statements. In the last quarter of 2008, the Company terminated the employment of most of its employees and suspended its operational activities. The Company has incurred losses in the amount of NIS 1,676 thousand during the year ended December 31, 2009 and has an accumulated deficit in the amount of NIS 182,117 thousand as of that date. These factors, among other factors described in that Note, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the carrying amounts and classification of assets and liabilities that might result should the Company be unable to continue to operate as a going concern.

Tal Aviv, Israel	KOST FORER GABBAY & KASIERER
March 16, 2010	A Member of Ernst & Young Global

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
NIS in thousands (except share and per share data)

		December 31,
	Note	2008	2009
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	3	3,385	1,002
Other receivables and prepaid expenses	4	434	242
Restricted deposits	8d	562	59

		4,381	1,303

PROPERTY AND EQUIPMENT, NET	5	10	9

		4,391	1,312

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Trade payables	6	455	140
Other payables and accrued expenses	7	2,821	1,011
Liability in respect of warrants (series 2)	10	250	—
Liabilities in respect of options to employees and consultants- short-term	11	10	1
Accrued severance pay		270	—
Tax provision	13	—	1,334

		3,806	2,486

LONG-TERM LIABILITIES:
Tax provision	13	1,344	—
Liabilities in respect of options to employees and consultants	11	38	2

		1,382	2

CONTINGENT LIABILITIES, COMMITMENTS AND CHARGES	8

SHAREHOLDERS’ DEFICIENCY:	9
Share capital:
Common shares of $0.001 par value:
Authorized 1,000,000,000 shares as of December 31, 2008 and 2009; Issued and outstanding 636,870,882 and 761,470,882 shares as of December 31, 2008 and 2009, respectively		2,457	2,975
Additional paid-in capital		177,187	177,966
Accumulated deficit		(180,441)	(182,117)

		(797)	(1,176)

		4,391	1,312

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
NIS in thousands (except share and per share data)

		Year ended
		December 31,
	Note	2008	2009

Research and development expenses		15,896	—
Less — participation by the Office of the Chief Scientist		509	—

Research and development expenses, net		15,387	—
Selling and marketing expenses		570	—
General and administrative expenses		7,731	1,930

Operating loss		(23,688)	(1,930)
Financial income, net	12	4,882	254

Loss before income taxes		(18,806)	(1,676)
Income taxes		1,344	—

Net loss		(20,150)	(1,676)

Basic and diluted net loss per Common share		(0.07)	(0.002)

Weighted average number of Common shares outstanding used in basic and diluted net loss per share calculation		285,339,247	748,641,841

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIENCY
NIS in thousands (except share data)

	Number of
	outstanding	Share	Additional		Total
	shares	capital	paid-in	Accumulated	shareholders’
	Common		capital	deficit	deficiency

Balance as of January 1, 2008	186,206,798	837	163,790	(165,670)	(1,043)

Cumulative effect of the adoption of ASC 825 (formerly SFAS 159)	—	—	—	5,379	5,379
Exercise of options	641,562	2	20	—	22
Exercise of warrants (series 1)	22,522	(*) -	20	—	20
Classification of liability into equity in respect of exercise of options	—	—	125	—	125
Settlement with convertible bond holders	450,000,000	1,618	13,232	—	14,850
Net loss	—	—	—	(20,150)	(20,150)

Balance as of December 31, 2008	636,870,882	2,457	177,187	(180,441)	(797)

Exercise of options	4,600,000	19	—	—	19
Issuance of Common shares and warrants (series 3)	120,000,000	499	401	—	900
Classification of liability into equity in respect of exercise of options	—	—	161	—	161
Stock-based compensation expense	—	—	217	—	217
Net loss	—	—	—	(1,676)	(1,676)

Balance as of December 31, 2009	761,470,882	2,975	177,966	(182,117)	(1,176)

(*)	Less than NIS 1.

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NIS in thousands

	Year ended
	December 31,
	2008	2009

Cash flows from operating activities:

Net loss	(20,150)	(1,676)
Adjustments to reconcile net loss to net cash used in operating activities (a)	(5,248)	(2,123)

Net cash used in operating activities	(25,398)	(3,799)

Cash flows from investing activities:

Change in restricted deposits, net	3	503
Purchase of property and equipment	(154)	(6)
Proceeds from sale of property and equipment	427	—

Net cash provided by investing activities	276	497

Cash flows from financing activities:

Exercise of stock options and warrants	42	19
Proceeds from issuance of shares and warrants (series 3), net of issuance expenses	—	900
Settlement with convertible bond holders	(12,513)	—

Net cash provided by (used in) financing activities	(12,471)	919

Decrease in cash and cash equivalents	(37,593)	(2,383)
Cash and cash equivalents at the beginning of the year	40,978	3,385

Cash and cash equivalents at the end of the year	3,385	1,002

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NIS in thousands

	Year ended
	December 31,
	2008	2009

(a) Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	1,204	7
Impairment of property and equipment	1,270	—
Capital gain	(65)	—
Interest on restricted deposits	(10)	—
Change in fair value of liability in respect of warrants (series 2)	(725)	(250)
Change in fair value of convertible bonds	(3,786)	—
Change in fair value of embedded derivative	325	(500)
Stock-based compensation	—	217
Change in fair value and amortization of stock options classified as a liability	(2,195)	115
Accrued severance pay, net	(327)	(270)
Decrease in other receivables and prepaid expenses (including long-term receivables)	2,373	192
Decrease in trade payables	(1,636)	(315)
Decrease in other payables and accrued expenses	(1,676)	(1,319)

Total adjustments	(5,248)	(2,123)

(b) Supplemental disclosure of cash flow activities:

Cash paid during the year for:

Taxes paid due to non-deductible expenses	71	—

(c) Supplemental disclosure of non cash flows activities:

Classification of liabilities into equity	125	161

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands
NOTE 1:- GENERAL
a.	TopSpin Medical, Inc. (“the Company”) and its subsidiary, TopSpin Medical (Israel) Ltd. (“the subsidiary”) (collectively “the Group”) were engaged in research and development of a medical MRI technology.
In October 2008, the Company suspended its activities as described in c below and in Note 15.
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
b.	Since its inception and through the Company’s suspension of its activity, the Company has devoted substantially most of its efforts to business planning, research and development, marketing, recruiting management and technical staff, acquiring assets and raising capital. Accordingly, in prior years, the Company was considered to be in the development stage, as defined in ASC 915, “Development Stage Entities” (formerly SFAS No. 7) and the financial statements were presented accordingly. Commencing December 31, 2009, the Company ceased its efforts related to the technology developed in prior years and as such the Company is no longer considered to be in the development stage.
c.	In October 2008, the Company terminated the employment of all of its subsidiary’s employees (excluding two employees from the finance department) and suspended its operational activities.
d.	The Group has not generated any revenues and has not achieved profitable operations or positive cash flows from operations. The Company has an accumulated deficit of NIS 182,117 as of December 31, 2009, and it incurred a net loss of NIS 1,676 and negative cash flows from operating activities in the amount of NIS 3,799 for the year ended December 31, 2009.
There is uncertainty about the Company’s ability to generate revenues or raise sufficient funds in the near term, if any. These factors, among other factors raise substantial doubt about the Company’s ability to continue as a going concern.
Subsequent to the balance sheet date, the Company entered into an agreement with an investor for an investment in the amount $212, from which an amount of $54 was received as of the date of the financial statements (see also Note 15b).
The Company is operating to get the necessary funds.
e.	On June 2, 2009, the Company entered into an acquisition and investment agreement with Anavid Insulation Products Kiryat Anavim ACS Ltd. (“Anavid”), Kiryat Anavim Holdings and Development ACS Ltd. (“Holdings and Development”) and Kiryat Anavim Silicone Ltd. (“the acquiree”) according to which the Company will acquire all of Anavid’s holdings in the Company, representing 89% of Ordinary share capital (65.93% on a fully diluted basis).
It was decided that the agreement would be signed by August 15, 2009 and may be extended at the request of either party by another 60 days. The Company has addressed the other parties with a request to extend the closing date to October 15, 2009 and since the agreement was not signed on the extended date, the parties agreed to defer the signing to October 21, 2009.

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands
NOTE 1:- GENERAL (Cont.)
On October 26, 2009, Anavid informed the Company that the agreement was cancelled and that the failure to complete the acquisition transaction by the last agreed upon date constitutes a fundamental breach of the agreement. The Company rejects these arguments and in accordance with its legal advisors, claims that the incompletion of the closing process was done properly and in accordance with the agreement.
f.	With regards to the Company not withstanding the Tel Aviv Stock Exchange preservation rules, see Note 15d.
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
Accordingly, monetary accounts maintained in currencies other than the NIS are re-measured into NIS in accordance with ASC 830 (formerly — SFAS No. 52), “Foreign Currency Matters”.
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
The consolidated financial statements include the accounts of the subsidiary over which the Company exercises control. Significant inter-company balances and transactions between the two companies have been eliminated in the consolidated financial statements.

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands
NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (Cont.)
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
Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets at the following annual rates:

%

Computers and software	33
Office furniture and equipment	7 - 15
f.	Impairment of long-lived assets:
The Company’s long-lived assets are reviewed for impairment in accordance with ASC 360 (formerly SFAS 144), “Property, Plant and Equipment”, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of the asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. For the year ended December 31, 2009, no impairment losses on its property and equipment were recorded. For the year ended December 31, 2008, the Company recorded NIS 1,270 as impairment losses on its property and equipment.
g.	Severance pay:
The Company’s liability for severance pay to the Israeli employees of the subsidiary is calculated pursuant to Israeli severance pay law based on the most recent salary of the employees multiplied by the number of years of employment, as of the balance sheet date. Employees are entitled to one month’s salary for each year of employment or a portion thereof. The Company’s liability for all of its employees is partially provided by monthly deposits with insurance policies. The value of these policies is recorded as an asset in the Company’s balance sheet. The deposited funds include profits accumulated up to the balance sheet date. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay law or labor agreements. The value of the deposited funds is based on the cash surrendered value of these policies, and includes immaterial profits.
Commencing 2009, the Company has defined deposited funds for all of its employees, pursuant to section 14 to the Severance Pay Law, under which, the Company pays fixed contributions and will have no legal or constructive obligations to pay further contributions upon termination of employees.
Severance pay expenses for the years ended December 31, 2008 and 2009 amounted to approximately NIS 503 and NIS 54, respectively.

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands
NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (Cont.)
h.	Research and development expenses, net:
Research and development expenses, are charged to the statement of operations as incurred.
Royalty-bearing grants from the Government of Israel for funding approved research and development projects are recognized at the time the Company is entitled to such grants, on the basis of the costs incurred and applied as a deduction from research and development expenses.
i.	Stock-based compensation
On January 1, 2006, the Company adopted ASC 718 (formerly SFAS 123(R)), “Stock Compensation”, which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based payment awards made to employees and directors. ASC 718 requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company’s consolidated statements of operations.
The Company adopted ASC 718 using the modified prospective transition method, which requires the application of the accounting standard starting from January 1, 2006. The Company’s shares are traded in Israel.
Some of the Company’s options granted to employees, directors and consultants are exercisable with a U.S. Dollar denominated exercise price. The functional currency of the Company and the currency in which the employees are paid is NIS. Accordingly, as of January 1, 2006, the fair value of the vested portion of the options was classified as a liability and remeasured at each reporting date until the date of settlement. Compensation cost for each period until settlement shall be based on the change in the fair value of the options for each reporting period based on the binomial method.
Options granted to employees with a NIS denominated exercise price are classified as equity. The fair value of the options is measured based on binominal method on grant date.
The Company recognizes compensation expenses for the value of its options based on the accelerated method over the requisite service period of the options.
As of December 31, 2009 and 2008, the Company estimates the fair value of stock options granted using the Binomial model with the following assumptions:

Binomial model	2008	2009

Dividend yield	0%	0%
Expected volatility	97.96%	113%-136.4%
Risk-free interest rate	2.25%	4.5%
Suboptimal exercise factor	3.09 for employees, 3.56 for officers	3.09 for employees, 3.56 for officers

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands
NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (Cont.)
Risk-free interest rates are based on the yield from U.S. Treasury zero-coupon bonds with a term equivalent to the contractual life of the options; Expected volatilities are based on historical volatilities from traded stock of the Company and of similar companies. The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes.
The suboptimal exercise factor represents the value of the underlying stock as a multiple of the exercise price of the option which, if achieved, results in exercise of the option.
The Company has historically not paid dividends and has no foreseeable plans to declare dividends.
The Company applies ASC 718 and ASC 505-50 (formerly EITF 96-18), “Equity-Based Payment to Non-employees”, with respect to options issued to non-employees. ASC 718 requires the use of option valuation models to measure the fair value of the options and warrants. The Company uses the Binomial model to measure the fair value of options granted to non-employees. In 2009, no options were granted to non-employees.
j.	Fair value of financial instruments:
The carrying amount reported in the consolidated balance sheet for cash and cash equivalents, other receivables and prepaid expenses, trade payables and other payables approximate their fair values due to the short-term maturities of such instruments.
k.	Basic and diluted net loss per share:
Basic net loss per share is computed based on the weighted average number of Common shares outstanding during each year. Diluted net loss per share is computed based on the weighted average number of Common shares outstanding during each period, plus dilutive potential Common shares considered outstanding during the year in accordance with ASC 260 (formerly SFAS 128), “Earning per Share”. All outstanding stock options have been excluded from the calculation of the diluted loss per Common share because all such securities are anti-dilutive for each of the periods presented.
l.	Concentration of credit risks:
Financial instruments that potentially subject the Group to concentrations of credit risk consist principally of cash and cash equivalents and other receivables. The Group’s cash and cash equivalents are invested in NIS and U.S. dollar instruments of major banks in Israel and in the United States. Management believes that the financial institutions that hold the Company’s investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments. The Company and its subsidiary have no significant off-balance sheet concentration of financial instruments subject to credit risk such as foreign exchange contracts, option contracts or other hedging arrangements.

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands
NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (Cont.)
m.	Income taxes:
The Group accounts for income taxes in accordance with ASC 740 (formerly SFAS 109), “Income Taxes”. This Statement prescribes the use of the liability method, whereby deferred tax assets and liability account balances are calculated for temporary differences between financial reporting and tax bases of assets and liabilities and net operating loss carryforward. The deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.
The Company and its subsidiary provide a valuation allowance if necessary, to reduce deferred tax assets to their estimated realizable value.
As for tax uncertainties (formerly addressed under FIN 48), the Statement establishes a single model to address accounting for uncertain tax positions. The Statement clarified the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The Statement also provides guidance on recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company elected to classify interest expenses and penalties recognized in the financial statements as income taxes. For the years 2008 and 2009, no penalties were recognized.
n.	Liability in respect of warrants to investors:
Warrants with exercise price linked to the Consumer Price Index (“CPI”) in Israel are classified as a liability and measured at fair value with changes in fair value recognized in earnings.
o.	Convertible bonds and related embedded feature:
The embedded conversion feature and the convertible bonds are classified as liabilities and measured in their entirety at fair value with changes in fair value recognized in earnings in accordance with the provisions of ASC 825, “Financial Instruments” (formerly SFAS 159).
In February 2007, the FASB issued ASC 825 which permits entities to choose to measure many financial instruments and certain other items at fair value to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. ASC 825 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. ASC 825 is effective for financial statements issued for fiscal periods beginning after November 15, 2007. ASC 825 was effective for the Company beginning January 1, 2008, and as a result the Company recorded an increase in retained earnings in the amount of NIS 5,379 as the embedded conversion feature in convertible debentures, embedded derivative related to issuance expenses and convertible debentures, net of deferred issuance expenses, was remeasured at a total fair value in the amount of NIS 31,639.

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands
NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (Cont.)
p.	Impact of recently issued Accounting Standards:
In June 2009, the Financial Accounting Standards Board (FASB) Accounting Standards Codification (Codification) became the single source of authoritative U.S. GAAP. The Codification did not create any new GAAP standards but incorporated existing accounting and reporting standards into a new topical structure with a new referencing system to identify authoritative accounting standards, replacing the prior references to Statement of Financial Accounting Standards (SFAS), Emerging Issues Task Force (EITF), FASB Staff Position (FSP), etc. Authoritative standards included in the Codification are designated by their Accounting Standards Codification (ASC) topical reference, and new standards will be designated as Accounting Standards Updates (ASU), with a year and assigned sequence number. Beginning with this interim report for the third quarter of 2009, references to prior standards have been updated to reflect the new referencing system.
In June 2009, the FASB concurrently issued amendments to ASC 860, “Transfers and Servicing” (formerly SFAS No. 166), and ASC 810, “Consolidation” (formerly SFAS No. 167), that change the way entities account for securitizations and other transfers of financial instruments. In addition to increased disclosure, these amendments eliminate the concept of qualifying special purpose entities and change the test for consolidation of variable interest entities. These amendments will be effective for the Company as of January 1, 2010. The Company has evaluated these amendments and believes they will have no impact on its financial condition or results of operations.
NOTE 3:- CASH AND CASH EQUIVALENTS

	December 31,
	2008	2009

In New Israeli Shekels	3,020	978
In other currencies (mainly in U.S. dollars)	365	24

	3,385	1,002

NOTE 4:- OTHER RECEIVABLES AND PREPAID EXPENSES

	December 31,
	2008	2009

Prepaid expenses and suppliers advances	192	8
Government of Israel — VAT refund	17	45
Deduction of tax	175	175
Prepaid lease fees and other	50	14

	434	242

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands
NOTE 5:- PROPERTY AND EQUIPMENT, NET

	December 31,
	2008	2009

Cost:

Computers and software	30	36
Office furniture and equipment	18	17
Consoles	388	—

	436	53

Accumulated depreciation:

Computers and software	22	29
Office furniture and equipment	16	15
Consoles	388	—

	426	44

	10	9

Depreciation expenses amounted to NIS 1,204 and NIS 7 for the years ended December 31, 2008 and 2009, respectively.
During 2008, the Company re-evaluated the future use of the fixed assets. As the Company believes some fixed assets will not have any future use to the Company due to the change in design of its product, the Company has recorded an impairment loss of NIS 1,270 (as additional depreciation) to write-off the fixed assets’ unamortized cost.
In accordance with the Company’s board of director’s decision to suspend its activity, as described in Note 1c, the Company sold NIS 362 net value of its fixed assets.
During 2009, the Company disposed of its consoles since the consoles were fully depreciated at the time, no expense or profit was recorded in respect of the transaction.
NOTE 6:- TRADE PAYABLES

	December 31,
	2008	2009

Open accounts (1)	429	98
Notes payable	26	42

	455	140

(1)	Includes approximately NIS 8 to a related party in 2008.

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands
NOTE 7:- OTHER PAYABLES AND ACCRUED EXPENSES

	December 31,
	2008	2009

Provision for payroll and related expenses	471	49
Vacation pay and recreation pay	115	11
Accrued expenses	2,235	951

	2,821	1,011

NOTE 8:- CONTINGENT LIABILITIES, COMMITMENTS AND CHARGES
a.	Commitments to pay royalties to the Chief Scientist:
The subsidiary had obtained from the Office of the Chief Scientist of the State of Israel (“OCS”) grants for participation in research and development and, in return, the subsidiary is obligated to pay royalties amounting to 3% of the sales in the first three years from the beginning of the repayment and 3.5% of the sales from the fourth year up to the amount of the grant. The grant is linked to the exchange rate of the dollar and bears interest of Libor per annum. Through December 31, 2009, total grants obtained amount to approximately NIS 17,985.
The Company demands to receive from the OCS grants on behalf of expenses recorded in the year 2008 in the amount of approximately NIS 3,200. As there is uncertainty regarding receiving the aforementioned amount the Company did not record an asset in its financial statements. During 2009, the Company did not receive any grants from the OCS. The Company assumes the probability of receiving these grants is low.
b.	Commitments:
During 2009, the Company signed a lease agreement with a new lessor for one year. The agreement will end in the beginning of May 2010.
c.	The subsidiary pledged a bank deposit which is used as a bank guarantee amounting to NIS 436 to secure its payments under the lease agreement which was terminated in November 2008. The deposit bears average annual interest of approximately 4% and is presented at cost plus accrued interest. In 2009, after the Company’s departure and after restoring the premises to their original condition, the guarantee was cancelled completely.
d.	The subsidiary pledged a bank deposit which is used as a bank guarantee amounting to NIS 31 to secure its payments in accordance with the credit limits given to it by the credit card companies.
e.	The subsidiary leases motor vehicles under operating lease agreements for 36 months. The monthly lease payments are approximately NIS 3. As of December 31, 2009, the Company has deposited NIS 8 covering rental payments for the last three months in respect of these contracts. The deposit is linked to the CPI and bears no interest.
As of December 31, 2009 future rental commitments under the existing lease agreement, whose cancellation involves a penalty, are as follows:

First year	34
Second year	6
Third year	—

40

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands, except share and per share data
NOTE 9:- CONVERTIBLE DEBENTURES AND WARRANTS
a.	On November 21, 2006, the Company issued in a private placement NIS 50,000,000 par value of bonds (series A) (“the bonds (series A)” or “the convertible debentures”) and 25,000,000 warrants (series 2) (“the warrants” or “the warrants (series 2)”) such that each issuance of two bonds (series A) entitled the holder of bonds (series A) to receive from the Company, at no consideration, one warrant (series 2).
The warrants (series 2) are convertible into 25,000,000 Common shares of the Company, par value $0.001, such that each warrant is exercisable into one Common share of the Company in consideration of NIS 0.84 linked to the Israeli Consumer Price Index.
The bonds (series A) were offered at a purchase price equaling 95% of their par value and for total consideration of NIS 47,500 and issuance costs of approximately NIS 5,000. The warrants (series 2) were offered at no consideration. The share’s quoted market price at November 21, 2006, was NIS 0.752.
b.	On September 11, 2007, a registration statement pursuant to the United States Securities Act of 1933 (“the registration statement”) with the U.S. Securities and Exchange Commission (“SEC”) for the registration of the bonds (series A), warrants (series 2) and the shares underlying the conversion of the bonds (series A) and the exercise of the warrants (series 2) became effective.

c.	On September 17, 2007, the bonds (series A) and the warrants (series 2) and the shares underlying the conversion of the bonds (series A) and the exercise of the warrants (series 2) were listed for trade on the TASE.

d.	On July 13, 2008, the Company and Ziv Haft Trust Company, the Co-Trustee acting on behalf of the holders of the Series A Convertible Bonds (the “Co-Trustee”, the “Bondholders” and the “Series A Bonds”, respectively), executed a settlement agreement (the “Settlement Agreement”). Pursuant to the Settlement Agreement, and subject to its terms and the approval of an Israeli court (the “Israeli Court”), the Indenture will be amended such that in consideration of each NIS 1 par value of the Series A Bonds, each Bondholder will be entitled to receive 9 shares of Common stock of the Company and the sum of NIS 0.25 in cash. Pursuant to this arrangement, the Bondholders will be paid an aggregate amount of NIS 12,500 in cash, and will be issued Common stock such that following the execution of the arrangement, the Bondholders will hold 71% of the issued and outstanding capital of the Company. Pursuant to the Settlement Agreement, the Company deposited within 3 days following the execution of the Settlement Agreement NIS 12,500 in an account on behalf of the Co-Trustee.
By September 25, 2008, the above mentioned amounts were deposited and all of the conditions for amending the Indenture were satisfied.
e.	On October 12, 2008, following the settlement, the bonds were converted into 450,000,000 shares of Common stock (see also Note 10b2). On October 26, 2008, the amount was paid in such a manner that each bond was exercisable into one share of Common stock of the Company, in consideration for a cash payment of NIS 0.0.250263.

f.	According to ASC 470-50, “Debt — Modifications and Extinguishments” (formerly: EITF 96-19 and EITF 06-6), the Company determined that the terms of the convertible debentures do not constitute a substantial change compared to the original terms. Consequently, a new effective interest rate was determined based on the carrying amount of the original debt instrument, adjusted for an increase in the fair value of an embedded conversion option (calculated as the difference between the fair value of the embedded conversion option immediately before and after the modification or exchange) resulting from the modification, and the revised cash flows.

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands, except share and per share data
NOTE 9:- CONVERTIBLE DEBENTURES AND WARRANTS (Cont.)
g.	Series 2 expired on May 31, 2009. As a result, the entire liability in the amount of NIS 250 on account of series 2 was written off against finance expenses.

h.	Due to the implementation of the Settlement Agreement, the Company recorded NIS 1,344 as tax provision in its financial statements (see Note 13).

i.	The Company had 22,800,000 registered options (series 1) which were exercisable into 22,800,000 Common shares of $0.001 par value with an exercise price of NIS 1.1 per share, linked to the changes in the dollar/NIS exchange rate from August 25, 2005. The options were exercisable up to February 28, 2008. On February 2008, 22,522 options (series 1) have been exercised and the rest have been forfeited.
NOTE 10:- SHAREHOLDERS’ DEFICIENCY
a.	Composition of share capital:
The Company’s authorized Common stock consists of 1,000,000,000 shares with a par value of $0.001 per share. All shares have equal voting rights and are entitled to one non-cumulative vote per share in all matters to be voted upon by shareholders. The shares have no preemptive, subscription, conversion or redemption rights and may be issued only as fully paid and non-assessable shares. Holders of the Common stock are entitled to equal ratable rights to dividends and distributions with respect to the Common stock, as may be declared by the Board of Directors out of funds legally available. The Common stock are listed and publicly traded on the Tel-Aviv Stock Exchange (“TASE”).
b.	Share capital:
1.	On April 19, 2007, the Company filed a registration statement pursuant to the United States Securities Act of 1933 (“the registration statement” and “Securities Act”, respectively) with the U.S. Securities and Exchange Commission (“SEC”) regarding the sale of shares of Common stock and warrants (series 3) and the shares resulting from the exercise of the warrants (series 3). On June 4, 2007, the registration statement became effective.
Based on the registration statement, the Company is entitled to offer up to 53,000,000 shares of Common stock and 26,500,000 warrants (series 3), offered in 26,500,000 Units (each consisting of 2 Common shares and 1 warrant (series 3)), for a period of one year from the date the registration statement became effective.
On June 6, 2007, the Company issued 24,398,402 shares of Common stock which are listed for trade on the TASE together with 12,199,201 warrants C (series 3) that are listed for trade on the TASE since September 17, 2007. The issued securities were issued in consideration for NIS 1.586 in cash per Unit. The total net proceeds from the issuance amounted to approximately NIS 18,336 (net of issuance expenses of NIS 1,013).
Each warrant (series 3) was exercisable into one share of Common stock of the Company until June 30, 2009, in consideration for a cash payment of NIS 0.84.
On June 30, 2009, no warrants (series 3) were exercised and all were forfeited.

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands, except share and per share data
NOTE 10:- SHAREHOLDERS’ DEFICIENCY (Cont.)
2.	On October 12, 2008, the Company issued 450,000,000 shares of Common stock following the settlement with convertible bond holders (see Note 9e).

3.	On February 2, 2009, the Company entered into a private placement agreement with an investor. According to the agreement the Company issued 120,000,000 Common shares of $0.001 par value and 58,064,516 warrants exercisable into Common shares of the Company for total consideration of NIS 900,000. Each warrant is exercisable into one Common share for the exercise price of NIS 0.01 for a period of 4 years following the issuance date. According to the Binomial model, with 92.96% volatility and 3.39% risk-free interest rate, the fair value of the warrants amounted to approximately NIS 401,000.

4.	On July 15, 2009, the Board of Directors decided to obtain the approval of the shareholders of the Company to increase the registered capital of the Company by 500,000,000 shares of Common stock and to amend the corporation’s certificate of incorporation whereby the total number of authorized shares of Common stock shall be increased by 500,000,000 shares.

A shareholders’ meeting was set for September 3, 2009. Since a sufficient quorum was not present at the shareholders’ meeting, the number of authorized shares of the Company was not increased. As of December 31, 2009, the increase in the Company’s number of authorized shares has not been approved.
NOTE 11:- STOCK-BASED COMPENSATION
a.	The Company grants options to its employees, directors and consultants under the 2001 and 2003 Share Option Plans. As of December 31, 2009, there are 13,832,438 options available for future grant. Any options, which are canceled or forfeited before the expiration date, become available for future grants.

b.	On February 26, 2009, the Board of Directors approved an increase of an additional 25,000,000 shares of Common stock to be granted under the 2003 Israeli Share Option Plan. On January 24, 2010, the Board of Directors cancelled this decision.

c.	On December 30, 2008, the Board of Directors approved agreements with the former CEO, Yaron Tal, and the former CFO, Eyal Kolka, (see Note 14c) which include a modification to their option terms. According to the agreements:
1.	The exercise price of the 2,500,000 vested options out of all the options granted to Yaron Tal was reduced to $0.001 and will be exercisable until December 30, 2010. All the unvested options were canceled. The compensation resulting from the modification amounted to approximately NIS 17.

2.	The exercise price of the 2,100,000 options from the 2003 Option Plan granted to Eyal Kolka was reduced to $0.001, 862,500 out of the 2,100,000 options which were unvested will become immediately vested and all of the aforementioned options will be exercisable until November 30, 2010. The compensation resulting from the modification amounted to approximately NIS 14.
Both Yaron Tal and Eyal Kolka exercised their above mentioned options during 2009.

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands, except share and per share data
NOTE 11:- STOCK-BASED COMPENSATION (Cont.)
According to ASC 718, modifications of the expiration date and reduction in the exercise price of the options are treated as an exchange of the original award, resulting in additional compensation expenses based on the differences between the fair value of the new award and the original award immediately before modification. Compensation expenses were recognized immediately as the modified options were fully vested. As a result of the modification, the Company recorded additional compensation expenses in the amount of approximately NIS 31 in 2008, using the Binominal model.
d.	Options to employees:
A summary of the Company’s share option activities for options granted to employees under the plans excluding performance base options is as follows:

			Weighted
			average
		Weighted	remaining
		average	contractual	Aggregate
		exercise	terms	intrinsic
	Number	price (*)	(in years)	Value

Options outstanding at January 1, 2009	7,213,251	0.241
Options granted	26,000,000	0.014
Options exercised	(4,100,000)	0.004
Options forfeited	(17,880,438)	0.106

Options outstanding at December 31, 2009	11,232,813	0.015	1.44	0.8

Options vested and expected to vest at December 31, 2009	11,232,813	0.015	1.44	0.8

Options exercisable at December 31, 2009	9,732,813	0.015	0.22	0.8

(*)	Exercise prices for options granted before 2009 were denominated in U.S. dollars, while exercise prices for options granted in 2009 were denominated in NIS.
The weighted-average grant-date fair value of options granted to employees during the year ended December 31, 2009 and 2008 was NIS 0.02 and NIS 0.24 per option, respectively.
The aggregate intrinsic value in the tables above represents the total intrinsic value (the difference between the Company’s closing stock price on the last trading day of December 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2009. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised by employees for the year ended December 31, 2009 and 2008 was NIS 0 and NIS 125, respectively.
As of December 31, 2009, there was NIS 7 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted to employees under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 3 years.

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands, except share and per share data
NOTE 11:- STOCK-BASED COMPENSATION (Cont.)
On December 10, 2009 two of the Company’s directors resigned. As a result 9,500,000 of their unvested options were forfeited. On March 10, 2010 the remaining 9,500,000 of the directors vested options became forfeited.
A summary of the activity under the performance share-based options granted to employees is as follows:

			Weighted
			average
		Weighted	remaining
		average	contractual	Aggregate
		exercise	terms	intrinsic
	Number	price	(in years)	value

Options outstanding at January 1, 2009	2,390,000	0.419
Options exercised	(500,000)	0.004
Options forfeited	(1,890,000)	(0.528)

Options outstanding at December 31, 2009	—	—

Compensation expenses (income) related to options granted to employees were recorded to research and development expenses and general and administrative expenses, as follows:

	Year ended December 31,
	2008	2009

Research and development expenses	(1,039)	(8)
General and administrative expenses	(587)	340

	(1,626)	332

e.	Options to non-employees:
A summary of the Company’s share option activities for options granted to non-employees under the plans excluding performance-based options is as follows:

			Weighted
			average
		Weighted	remaining
		average	contractual	Aggregate
		exercise	terms	intrinsic
	Number	price	(in years)	value

Options outstanding at January 1, 2009	1,378,510	0.71
Options forfeited	(812,500)	0.29

Options outstanding, vested and expected to vest at December 31, 2009	566,010	1.31	4.04	—

Options exercisable at December 31, 2009	566,010	1.31	4.04	—

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands, except share and per share data
NOTE 11:- STOCK-BASED COMPENSATION (Cont.)
The Company accounted for its options to non-employees under the fair value method in accordance of ASC 718 (formerly SFAS 123(R)) and ASC 505 (formerly EITF 96-18). The fair value for options granted to non-employees was estimated according to the principles determined in ASC 718 based on binomial option pricing model and amounts to approximately NIS 4. For the weighted-average assumptions see Note 2i.
A summary of the activity under the performance share-based options granted to non-employees is as follows:

			Weighted
			average
		Weighted	remaining
		average	contractual	Aggregate
		exercise	terms	intrinsic
	Number	price	(in years)	value

Options outstanding at January 1, 2009 and December 31, 2009	900,000	0.42	6.7	—

Options exercisable at December 31, 2009	300,000	0.42	6.7	—

In accordance with the suspension of the Company’s activities as mentioned in Note 1c, the Company assumes that the milestones set in the option agreement will not be achieved.
Compensation expenses (income) related to options granted to non-employees were recorded to research and development expenses and general and administrative expenses, as follows:

	Year ended December 31,
	2008	2009

Research and development expenses	(365)	—
General and administrative expenses	(204)	—

	(569)	—

NOTE 12:- FINANCIAL INCOME, NET

	Year ended December 31,
	2008	2009

Bank commissions	(71)	(7)
Interest income	752	3
Change in fair value of liability in respect of warrants	725	250
Change in fair value of embedded derivative	(325)	—
Change in fair value of convertible bonds	15,399	—
Foreign currency translation adjustments	2	(2)
Loss due to bonds’ settlement	(11,600)	—
Gain on short-term deposits	—	10

	4,882	254

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands
NOTE 13:- INCOME TAXES
a.	Tax laws applicable to the companies:
1.	The Company is taxed under U.S. tax laws.

2.	The subsidiary is taxed under the Israeli Income Tax Ordinance and the Income Tax (Inflationary Adjustments) Law, 1985 (“the law”).

According to the law, until 2007, the results for tax purposes were adjusted for the changes in the Israeli CPI.

In February 2008, the “Knesset” (Israeli parliament) passed an amendment to the Income Tax (Inflationary Adjustments) Law, 1985, which limits the scope of the law starting 2008 and thereafter. Since 2008, the results for tax purposes are measured in nominal values, excluding certain adjustments for changes in the Israeli CPI carried out in the period up to December 31, 2007. Adjustments relating to capital gains such as for sale of property (betterment) and securities continue to apply until disposal. Since 2008, the amendment to the law includes, among others, the cancellation of the inflationary additions and deductions and the additional deduction for depreciation.
b.	Tax assessments:
The Company has not received final tax assessments since its incorporation. The subsidiary has tax assessments considered as final through 2005.
c.	Tax rates applicable to the Group:
1.	The subsidiary:

The rate of the Israeli corporate tax is as follows: 2008 — 27%, 2009 — 26%, 2010 — 25%. Tax at a reduced rate of 25% applies on capital gains arising after January 1, 2003, instead of the regular tax rate. In July 2009, the Israeli Parliament (the Knesset) passed the Economic Efficiency Law 2009 (Amended Legislation for Implementing the Economic Plan for 2009 and 2010) which prescribes, among other things, an additional gradual reduction in Israeli corporate tax rate starting from 2011 to the following tax rates: 2011 — 24%, 2012 — 23%, 2013 — 22%, 2014 — 21%, 2015 — 20%, 2016 and thereafter — 18%.

The Company estimates that the Economic Efficiency Law is not expected to affect the Company’s consolidated financial statements.

2.	The Company:

The tax rates applicable to the Company whose place of incorporation is the U.S. are corporate (progressive) tax at the rate of up to 35%, including State tax and Local tax which rates are dependent on the country and city in which the Company will conduct its business.

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands
NOTE 13:- INCOME TAXES (Cont.)
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
d.	Carryforward losses for tax purposes:
In the year ended December 31, 2009, the main reconciling items from the statutory tax rate of the Company (26%) to the effective tax rate (0%) are carryforward tax losses for which a full valuation allowance was provided.
Carryforward tax losses of the Company amount to approximately NIS 39,800 as of December 31, 2009. According to the tax laws in the U.S., these losses may be gradually carried forward until 2025. Carryforward tax losses of the subsidiary in Israel, which may be carried forward for an indefinite period, total approximately NIS 132,000 as of December 31, 2009. Deferred tax assets relating to these carryforward losses were not recorded due to the uncertainty of their utilization and as a result, the Company provided a valuation allowance on the total amount of the deferred assets.
e.	Deferred tax assets:
Significant components of the Company’s deferred tax assets are as follows:

December 31,
2009

Tax assets with respect to tax loss carryforwards	9,952
Less — valuation allowance	(9,952)

Net deferred tax assets	—

Realization of deferred tax assets is depended on generating sufficient taxable income in the period that the deferred tax assets are realized. Based upon all available information and because the Company’s lack of earnings history, deferred tax assets have been fully offset by a valuation allowance.
The Company has not been assessed for tax purposes since incorporation.
f.	Tax provision:
In 2008, as a result of the Settlement Agreement (see Note 9d), the Company recorded taxable income. The Company believes it has reasonable arguments to enable it to offset the taxable income against taxable losses from other sources. Due to uncertainties with respect to this matter and in accordance with ASC 740, “Income Taxes”, the Company has provided NIS 1,344 for the potential tax exposure. The subsidiary filed its tax return in the U.S. during 2009.

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands
NOTE 14:- RELATED PARTY TRANSACTIONS
a.	Regarding the agreement with Mr. Ascher Shmuelevich, see Note 10b(3).

b.	On December 17, 2009, the Company’s Board of Directors (“BOD”) nominated Mr. Fufi Fatal as chairman of the BOD. In consideration for the services he provides, Mr. Fatal will be entitled to a monthly fee of approximately NIS 34 plus value added tax (approximately $9,000), and the Company will pay up to 50% of all fixed and variable maintenance costs of the cellular phone used by him starting March 2010. Mr. Fatal will be granted options, approximately 10% of the Company’s equity under certain conditions.

c.	On April 19, 2009, the Company’s BOD nominated Mr. Ehud Gilboa, the chairman of the Group Board of Directors, to serve as a temporary Chief Executive Officer (“CEO”) of the Group and entered into a Consulting Agreement to that end with him. On May 5, 2009, the Board of Directors amended the agreement to reflect that Mr. Ehud Gilboa will provide consulting services only, and that he will not act as the Group’s temporary CEO. In consideration for the services he provides, Mr. Gilboa is entitled to a monthly fee of approximately NIS 34 plus value added tax (approximately $9,000), and the Company will pay up to 50% of all fixed and variable maintenance costs of the cellular phone used by the Consultant retroactively from January 1, 2009. On November 15, 2009, Mr. Ehud Gilboa notified the Board regarding his resignation from his duties as chairman of the Board and as a Board member.

d.	On September 25, 2007, the Board of Directors of the Company approved the appointment of Mr. Yaron Tal to serve as President and CEO of the Company and of the subsidiary effective October 1, 2007.

The subsidiary and Mr. Tal entered into an employment agreement (“the Employment Agreement”). Under the Employment Agreement, Mr. Tal will receive a monthly gross salary of NIS 65 (“the Salary”), linked to, and adjusted on a quarterly basis in accordance with, the Israeli Consumer Price Index. In addition, Mr. Tal would be eligible for other benefits as detailed in the Employment Agreement.

In addition, Mr. Tal is eligible to receive options from the Company. See Note 11c.

e.	On October 19, 2008, the Company’s Board of Directors accepted the resignation of Mr. Yaron Tal, the Company’s Chief Executive Officer. On December 30, 2008, the Company and Mr. Tal reached agreements regarding his termination as CEO and President of the Company and its subsidiary. See also Note 11c.

On September 25, 2007, Mr. Erez Golan signed a notice stating that Mr. Golan will cease to act as President and CEO of the Company effective October 1, 2007, and his employment with the subsidiary will be terminated on December 25, 2007 (“the Termination”) and on September 25, 2007, the subsidiary and Mr. Golan entered into a consulting agreement pursuant to which Mr. Golan will serve as a consultant to the subsidiary and perform consulting services reasonably requested by the subsidiary commencing on December 26, 2007 until December 26, 2009.

On May 19, 2008, the Company’s Board of Directors approved an amendment to Mr. Erez Golan’s (director) Consulting Agreement. Effective as of August 15, 2008, the Company agreed to pay the Consultant a fee of NIS 6.2 per each day of services actually provided, plus value added tax. Both parties decided to terminate the Consulting Agreement on October 22, 2008. On December 31, 2009, all of Mr. Golan’s outstanding options were forfeited.

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands, except share and per share data
NOTE 14:- RELATED PARTY TRANSACTIONS (Cont.)
f.	On May 1, 2003, the Company signed a consulting agreement with the then acting chairman of the Board of Directors Mr. Michael Berman. As part of the agreement, Mr. Berman was to give the Company consulting services for approximately two full working days a month for $2,000 a day. In addition, the Company granted Mr. Berman 650,000 options to purchase 650,000 Common shares. On November, 13, 2008, Mr. Berman resigned from his position as chairman of the Board of Directors and in 2009 his options were forfeited.
NOTE 15:- SUBSEQUENT EVENTS
a.	On January 25, 2010, the Company decided to discontinue the development of its intellectual property due to management’s assessment from December 2009 that the Company will not be able to finalize the development of its intellectual property or sell products based on such intellectual property.

b.	On January 27, 2010, the Company entered into an investment agreement (“the Agreement”) with Medgenesis Partners Ltd. (“Medgenesis”), a private company incorporated under the laws of Israel and controlled by Mr. Ascher Shmuelevich (“the Investor” and “the Stockholder”, respectively). Under the terms of the Agreement, the Company will issue to the Investor (i) 211,672,857 shares (“the Shares”) of Common stock of the Company, par value $0.001; (ii) a warrant to purchase 122,935,610 shares of Common stock (“the Investment Warrant”); and (iii) a warrant to purchase 58,064,516 shares of Common stock (“the Substituted Warrant”, and together with the Shares and the Investment Warrant, “the Securities”) in exchange for payment by the Investor of the amount of $211,673 and the cancellation of a certain warrant issued by the Company to the Stockholder pursuant to a certain agreement, dated February 2, 2009, filed with the Securities and Exchange Commission on February 5, 2009 (“the Cancelled Warrant”) (collectively, “the Transaction”). The Common stock and the Investment Warrant will constitute 33.25% of the Company’s fully diluted equity. In total, the investor will hold privately and through Medgenesis 43.4% of the Company’s fully diluted equity. All the Securities issued in connection with the Agreement will be subject to certain transfer restrictions in compliance with U.S. and Israeli securities laws.

The consummation of the Transaction is subject to several conditions.

In addition, the Company, Medgenesis and the Investor signed an understanding agreement according to which the last two would assist the Company to acquire a commercial and industrial bio-tech activity.

c.	On February 2, 2010, the Company called for a general shareholders’ meeting to be held on March 11, 2010. The meeting’s purpose is to approve the above mentioned private placement which would provide the Investor with 25% of the Company’s voting rights. Should the conditions for the grant to the Investor not exist, the Company would be able to approve a private placement of up to 58,804,000 shares under certain Israeli rules. The private placement would provide the Investor 25% of the voting rights in return for paying for the placement. On March 11, 2010 a legal quorum of 33% of the shareholders was not present in the general shareholders’ meeting and so the meeting was postponed to March 18, 2010

d.	On February 4, 2010, the Tel Aviv Stock Exchange (TASE) notified the Company that it does not withstand the preservation regulations due to having equity lower than NIS 2 million in the last four reporting quarters. The Company was given an extension until June 30, 2010 to increase its equity. If the required increase in equity does not occur until that date, the TASE Board of Directors will discuss transferring the Company’s shares to the preservation list.

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands, except share and per share data
NOTE 15:- SUBSEQUENT EVENTS (Cont.)
e.	On March 2, 2010, the Board of Directors approved to grant Mr. Zvi Linkovski, director in the Company, 10 million options which are exercisable into 10 million Common shares of $0.001 par value each which make up 1.19% of the Company’s fully diluted equity. The options’ exercise price is NIS 0.0143. 50% of the options would vest on February 16, 2011 and after then, every quarter 6.25% of the options would vest. The grant is conditional on enlarging the option pool as part of increasing the Company’s issued stock, changing the Company’s status from a shell company (as defined in the ‘Securities Exchange Act of 1934’) into an active one.

f.	On March 2, 2010, the Board of Directors approved that following the grant of the options to Mr. Fatal (new chairman of the Board), options would be granted to the Finance Manager so that his total share of the Company’s fully diluted equity would be 0.5%. It was further resolved that after January 1, 2011, the Company would grant additional options to the Finance Manager so that his total share of the Company’s fully diluted equity would be 0.75%. This second grant to the Finance Manager is subject to all the following conditions: (1) the first grant to him mentioned here (0.5%) (2) performance of the Company’s Rights Offer and (3) receiving all the legally required approvals.

g.	With regards to forfeited options to directors, please see Note 11d.

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
The Company’s principal executive officer and its principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures, as of the end of the period covered by this report. Based on that evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) or Exchange Act Rule 15d-15(f). Under the supervision and with the participation of our management, including the Chairman of our Board of Directors who is currently acting as our Principal Executive Officer and our Finance Manager, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.
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
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
On March 2, 2010 the Board of Directors approved a grant of 10 million options to our director, Zvi Lindorski, which options are exercisable into 10,000,000 shares of our common stock, $0.001 par value per share; these options constitute 1.19% of the Company’s fully diluted equity. The exercise price for these options is 0.0143 NIS (approximately $[· ]); half of the options will vest on February 16, 2011 and thereafter, 6.25% of the options will vest at the end of each fiscal quarter. The option grant is conditioned on (i) enlarging the option pool by increasing the Company’s authorized capital stock and (ii) transitioning the Company from a shell company to an operating company.
On March 2, 2010 the Board of Directors also approved a grant of options to Mr. Yehiely, our Finance Manager, such that , after giving effect to the options granted to Mr. Fatal, Mr. Yehiely’s total share of the Company’s fully diluted equity would be 0.5%. In addition, the Board approved a grant to Mr. Yehiely, to be effective January 1, 2011, such that his total share of the Company’s fully diluted equity would be 0.75%. This second grant is subject to certain performance and other conditions, including the consummation of the first grant mentioned and the receipt of all legally required approvals.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Management
As of December 31, 2009, our directors and executive officers, their ages and positions held, are as follows:

Name	Age	Position
Fufi Fatal	50	Chairman of the Board of Directors, Acting Principal Executive Officer
Ran Ben-Or (1)(2)(3)(4)	46	Director
Zvi Linkovsy (2)(3)	59	Director
Shlomit Oren (1)	30	Director
Eran Feldhay (1)(2)(4)	37	Director
Eldad Yehiely (5)	53	Finance Manager

(1)	Directors were elected at the annual general meeting on December 10, 2008, and will serve until the next annual general meeting of the stockholders.

(2)	Member of the Audit Committee.

(3)	Audit Committee financial expert.

(4)	Independent Directors.

(5)	On May 6 2009, Mr. Eldad Yehiely began to serve as the Finance Manager (our most senior financial officer) of both TopSpin and TopSpin Israel, as well as the Secretary of TopSpin.
The following is a brief account of the education and business experience during the past five years of each director, executive officer and key employee, indicating the principal occupation during that period of time, and the name and principal business of the organization in which such occupation and employment were carried out:
Fufi Fatal has served as Chairman of the Board and Acting Principal Executive Officer of the Company since December 17, 2009. Mr. Fatal has served as the chairman of the board of directors of Galil Deposits, CLAL Finance, Underwriting and Issuance Ltd. since 2008. Between 2004 and 2007, Mr. Fatal acted as General Manager of Harel Underwriting and Issuance Ltd. (a part of the Harel Insurance Holding Ltd. Group). Prior to 2004, Mr. Fatal worked in the underwriting industry in various capacities, including in business development roles. Mr. Fatal holds a B.A. in Business Management and Economics from Tel-Aviv University. Mr. Fatal brings to the Board a deep background in finance, which we anticipate will be of great use in structuring any future acquisition.
Ran Ben-Or has served as a director of the Company since March 25, 2008. From 1994 to 2004, Mr. Ben-Or was a partner in Prof. Itzhak Swary & Co. Since 2004, he has served as the Chief Executive Officer and Founder of Bagira Investments Ltd. and also as it’s Chief Executive Officer. Since 2005 he has served as a Managing Partner of the Tene Private Equity Funds. Mr. Ben-Or also serves as a director of Hanita Coating RCA, Cidav Printed Circles Ltd., Omen Die Casting RCA, Teldor Cables & Systems Ltd., Blue I Technologies Ltd., Gazit Industries RCA and Macabident Ltd. Mr. Ben-Or received a B.Sc. in Computer Science and Accounting and an M.B.A. from the Hebrew University of Jerusalem. Mr. Ben-Or is also a licensed Israeli C.P.A. Mr. Ben-Or’s accounting and investment experience will assist the Board in identifying, valuing and accounting for any future acquisition.

Zvi Linkovsky has served as a director of the Company since December 17, 2009. Since 2000, Mr. Linkovsky has been the CEO of Tapuz and main representative and advisor to Kuohwa in Israel. Since 2001, Mr. Linkovsky has also served as a Director of Rabintex Industries Ltd, and since 2002, he also served as the director of Mandarin, Israel. Mr. Linkovsky holds a B.Sc. in Textile Technologies from Shenkar College. Mr. Linkovski brings to the Board substantial experience with multinational corporations and will be able to guide the Company in developing future operations both inside and beyond Israel.
Shlomit Oren has served as a director of the Company since December 10, 2008. From 2002 Ms. Oren has worked as an analyst and portfolio manager in Maoz Everest Funds Management Ltd. Ms. Oren received a B.A. in Economics and Communications from the Tel-Aviv University, and an M.B.A. from the Interdisciplinary Center in Hertzlya. Ms. Oren’s substantial experience as an investment analyst will assist the Board in evaluating future acquisition opportunities.
Eran Feldhay has served as a director of the Company since December 10, 2008. From 1998 to 2004, Dr. Feldhay served as the Product Manager of Medcon Systems (1993) Ltd.; from 2004 to 2006 he served as the VP of Marketing of Medcon Systems (1993) Ltd.; and from 2006 he served as the General Manager of Medcon Systems (1993) Ltd. Dr. Feldhay received a B.Sc and an M.D. from the Tel-Aviv University. Mr. Feldhay brings to the Board expertise in product development, which will serve the Board well in developing product lines acquired in the course of any future acquisitions.
Eldad Yehiely has served as the Company’s Finance Manager since May 2009. From 2006 to 2009, he served as the CFO of Golden Point LTD, a holding company. From 2003 to 2006, Mr. Yehiely was self-employed as a financial consultant Mr. Yehieli has a BA in accounting from Adelphi University. and an Executive MBA from the Hebrew University.
Beneficial Ownership Reporting Compliance
As none of our securities have been registered as a class under Section 12 of the Exchange Act, none of our directors, executive officers and beneficial owners of more than ten percent of any class of our equity securities are required to file reports of ownership and changes in ownership with the SEC on Forms 3, 4 or 5.
Code of Ethics
As of December 31, 2009, we have not adopted a code of ethics but intend to do so if and when we restart our suspended activities or enter into new business activities.
Corporate Governance
We are not listed as an issuer, nor have we applied to be listed as an issuer, on any national securities exchange or inter-dealer quotation system in the United States. For the purposes of compliance with applicable securities rules, our Board of Directors affirmatively determines the independence of each of our directors using the independence standards required by a national securities exchange, the NASDAQ Stock Market, including the consideration of any relationship which, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the director’s responsibilities as a member of our Board of Directors. During its annual review of director independence, our Board of Directors determined that Mr. Ben-Or and Mr. Feldhay are each independent under the director independence standards of the NASDAQ Stock Market, Inc. as of December 31, 2009.

Although our Board of Directors has not separately designated a nominating committee or a committee performing similar functions, our Board of Directors determined that Ran Ben-Or and Eran Feldhay, each would be independent under the NASDAQ nominating committee independence standards.
Our board has a separately-designated standing audit committee composed of the following directors: Ran Ben-Or, Eran Feldhay and Zvi Linkovski. Under the independence standards required by a national securities exchange, the NASDAQ Stock Market for audit committee members, as of December 31, 2009, Ran Ben-Or and Eran Feldhay were independent.
Our Board of Directors determined that as of December 31, 2009, the Company had at least two audit committee financial experts serving on the Company’s Audit Committee: Zvi Linkovski and Ran Ben-Or.
Item 11. Executive Compensation.
Executive Compensation
Summary Compensation Table
The following table sets forth the aggregate cash compensation paid during the 2009 fiscal year to (i) all individuals who served as our Chief Executive Officer during the fiscal year ending December 31, 2008, (ii) our two most highly compensated executive officers other than our CEOs who were serving as executive officers as of December 31, 2009, whose annual salary and bonuses exceeded $100,000 for the applicable years, and (iii) up to two additional individuals whose compensation would have been disclosed but for the fact that they were not employed with the Company on December 31, 2009 (collectively, the “Named Executive Officers”).

Name of Named				Option	All Other
Executive Officer and		Salary	Bonus	Awards	Compensation	Total
Principal Position	Year	($)(1)	($)(1)	($)(1)(2)	($)(1)	($)(1)
Ehud-Moshe Gilboa(3)	2009	—	—	—	106,024	106,024
	2008	—	—	—		0

Fufi Fatal (4)	2009	—	—	—	—	—
	2008	—	—	—		—

Tami Sharbit Bachar (5)	2009	88,981	—	(6,907)	5,267	87,341
Former Chief Financial	2008	128,505		6,328	12,756	147,589
Officer and Secretary

Eldad Yehiely (6)	2009	64,579		889	10,806	76,274
Finance Manager	2008	—	—	—	—	—

(1)	All compensation received by the executives of TopSpin and TopSpin Israel is paid in NIS. For the purpose of completing this table in U.S. Dollars, we have used the average NIS/U.S. Dollar exchange rate for compensation received by the executive officer in 2009 which was 3.9326.

(2)	Prior to January 1, 2006, we applied the intrinsic value method of accounting for stock options as prescribed by APB No. 25, whereby compensation expense is equal to the excess, if any, of the fair value price of the stock over the exercise price at the grant date of the award. In 2006, 2007 and 2008, we estimated the fair value of stock options granted using the Binomial model.

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

(3)	Ehud Moshe Gilboa served as the Company’s Chairman of Board from December 30, 2008 and until November 15, 2009. Throughout this period Mr. Gilboa served as the Company’s consultant and received consulting fees as compensation for his services.

(4)	Fufi Fatal joined the Company’s Board of directors as its chairman on December 17, 2009.

(5)	Tami Sharbit-Bachar served as the controller of the Company from March 2003 until July 1, 2008, when she became our Director of Finance as well as the Secretary of TopSpin. Ms. Sharbit-Bachar received a B.A. in economics and accounting from Ben Gurion University and is a licensed CPA in Israel.

(6)	Eldad Yehiely has served as the Company’s Finance Manager since May 6, 2009. As part of his employment agreement, he was granted 1,500,000 options under our 2003 Israeli Stock Option Plan
Employment Agreements
Fufi Fatal
On January 28, 2010, the Company entered into a consulting agreement with Nichsey F.N. Fatal Ltd., a private company organized under the laws of Israel and controlled by Mr. Fufi Fatal, who serves as a director of the Company with an effective date of March 1, 2010.
Pursuant to the terms of Mr. Fatal’s consulting agreement, the Company engages him to provide certain consulting services to the Company as may reasonably be requested by the Board. Mr. Fatal is required to provide at least 80 hours of services to the Company per month, which services shall be provided solely by Mr. Fatal. In exchange for these services, the Company will pay Mr. Fatal a monthly fee equal to NIS 34,105 (approximately $9,100) beginning on March 1, 2010. In addition to this monthly fee, we will issue to Mr. Fatal (subject to requisite approvals) options to purchase shares of the Common Stock representing ten percent (10%) of issued and outstanding shares of Common Stock immediately preceding such option issuance. The grant of these options is subject to: (i) execution of an investment in the Company by a third party (or, if earlier to occur, a rights offering), and (ii) the increase of the registered share capital of the Company. The options will vest as follows: (i) fifty percent (50%) of the Consultant Options will vest on December 17, 2010, and (ii) the remaining fifty percent (50%) will vest on December 17, 2011. The options will expire, if unexercised, on the earlier of the occurrence of a “merger or acquisition event” (as such term is defined in the consulting agreement) and the date that is seven (7) years after the date of grant. Unvested options will be cancelled and will cease to vest only upon termination of the agreement by Mr. Fatal or termination of the agreement by the Company for cause. The options issued in connection with the agreement will be subject to certain transfer restrictions in compliance with U.S. and Israeli securities laws.

Ehud Moshe Gilboa
On May 5, 2009, we entered into a consulting agreement with Top-Notch Consultancy 2009 Ltd., an entity of which Mr. Ehud Moshe Gilboa, the former Chairman of our Board, is the controlling shareholder, pursuant to which Mr. Gilboa provided consulting services to the Company. The agreement, which is governed by Israeli law, became effective under Israeli law upon the execution of an amendment on May 5, 2009 to an earlier agreement between the Company and Top-Notch dated April 19, 2009. The agreement sets forth the terms upon which Mr. Gilboa, through Top-Notch, provided consulting services as reasonably requested by the Board for at least 80 hours per month. The agreement provided that Mr. Gilboa be paid a monthly fee of 34,105 NIS (approximately $8,300); Mr. Gilboa was entitled to receive such fees retroactively from January 1, 2009. In addition, the Company paid for up to 50% of all fixed and variable maintenance costs of Mr. Gilboa’s cellular phone. Under the terms of the agreement, the consulting relationship was terminable by either party at any time upon 45 days’ written notice, and by the Company in certain cases involving a breach of the agreement by Mr. Gilboa. The agreement includes customary non-compete and confidentiality obligations. The agreement was terminated effective December 30, 2009, upon Mr. Gilboa’s resignation from his positions at the Company.
Eldad Yehiely
On May 6, 2009, the Company entered into an employment agreement with Eldad Yehiely, pursuant to which Mr. Yehiely, 53, serves as the Finance Manager of the Company. The agreement with Mr. Yehiely provides for a monthly salary of 25,000 NIS (approximately $6,100). The Company also pays for a car and a cellular phone to be used by Mr. Yehiely in connection with his employment by the Company. The agreement may be terminated by either party at any time upon 45 days’ written notice, and by the Company in certain cases involving a breach of the agreement by Mr. Yehiely; we also have the option of terminating Mr. Yehiely’s employment at any time (without satisfying the 45 days’ prior written notice described above) upon payment of the monthly salary amount. The agreement also provides for the grant of 1,500,000 options to purchase share of the Company’s common stock; 750,000 of the 1,500,000 options have an exercise price of 0.011 NIS/share (approximately $0.003/share) while the remaining 750,000 options may be exercised at a price of 0.022 NIS/share (approximately $0.005/share).

Tami Sharbit Bachar
Pursuant to an amended employment agreement entered into with Tami Sharbit-Bachar effective July 1, 2008, Ms. Sharbit-Bachar served as our Director of Finance and as Secretary of the Company. The amended employment agreement provided that as of July 1, 2008, Ms. Sharbit-Bachar’s monthly salary was equal to 32,000 NIS (approximately $8,477), and that the Company’s contributions towards an education fund equaled 7.5% of Ms. Sharbit-Bachar’s salary. In addition, pursuant to a letter dated as of April 28, 2008, Ms. Sharbit-Bachar was entitled to a cash bonus of 80,000 (NIS) provided that she remained an employee of the Company as of March 31, 2009, and a grant of options to purchase 300,000 shares of the Company’s common stock subject to the approval of the Board. Ms. Bachar left the company on May 31, 2009 and was paid all payments she was entitled by her employment agreement.
Outstanding Equity Awards at Fiscal-Year End Table
The following table sets forth information regarding unexercised options, unvested shares of Common Stock and any awards under an equity incentive plan as of December 31, 2009 for each of our Named Executive Officers:

								Equity	Equity Incentive Plan Awards: Number Market
								Incentive	or
								Plan	Payout
			Equity					Awards:	Value of
			Incentive					Number of	Unearned
			Plan					Unearned	Shares,
			Awards:			Number	Market	Shares,	Units, or
	Number of	Number of	Number of			of Shares	Value of	Units or	other
	Securities	Securities	Securities			or Units	Share or	other	Rights
Name of	Underlying	Underlying	Underlying	Option		of Stock	Units that	Rights	that
Named	Unexercised	Unexercised	Unexercised	Exercise	Option	that have	have not	that	have not
Executive	Options (#):	Options (#):	Unearned	Price	Expiration	not	Vested	have not	Vested
Officer	Exercisable	Unexercisable	Options (#)	($) (1)	Date	Vested (#)	($)	Vested (#)	($)
Ehud-Moshe Gilboa
Fufi Fatal
Eldad Yehiely	0	—	—	0.003	5/2019	750,000	15,000	—	—
	0	—	—	0.006	5/2019	750,000	15,000	—	—

Tami Sharbit-Bachar	232,813	—	—	0.0156	5/2011	—	—	—	—

(1)	The exercise price for Mrs. Sharbit is an average one.

Compensation of Directors
The following table sets forth information regarding the compensation paid to each individual who served as our director during the 2009 fiscal year other than Ehud-Moshe Gilboa who also acted as our principal executive officer during such fiscal year:

	Fees				Nonqualified
	Earned			Non-Equity	Deferred
	or Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Gideon Even-Sturlesi (1)	—	—	—	—	—	—	—

Elchanan Maoz (2)	—	—	22.886	—	—	—	22,886

Avi Molcho (3)	—	—	31,468	—	—	—	31,468

Fufi Fatal (4)	—	—	—	—	—	—	—

Ran Ben-Or	14,911	—	—	—	—	—	14,911

Eran Feldhay	14,562	—	—	—	—	—	14,911

Shlomit Oren	12,325	—	—	—	—	—	12,325

Zvi Linkovsky	—	—	—	—	—	—	—

(1)	Resigned from our Board of Directors on September 21, 2009; All granted options were forfeited as none vested as of resignation date.

(2)	Resigned from our Board of Directors on December 9, 2009.

(3)	Resigned from our Board of Directors on December 10, 2009.

(4)	Initially appointed to our Board of Directors on December 17, 2009., no compensation has yet been granted.
Narrative to Director Compensation Table
Mr. Gideon Strulesi, Mr. Elchanan Maoz and Mr. Avi Molcho resigned from our board of directors on the dates listed in the table above. All of them received option awards as compensation for their services. Dr. Feldhay and Mr. Ben-Or, each an “external director”, received compensation for their services according to the Israeli regulations concerning payment to external directors. Pursuant to our board’s decision, Shlomit Oren also received compensation according to the Israeli regulations concerning payment to external directors despite not being considered an “external director” under these regulations. No other directors currently receive any compensation.
On November 15, 2009 Mr. Zvi Linkovsky was appointed a director in our board of Directors.

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
During the fiscal year ended December 31, 2009, we maintained directors’ and officers’ liability insurance for the purpose of paying these types of claims in an amount of up to $3,000,000 per event for a year. We may decide to cancel our indemnification agreements with our officers and directors, but we will still be obligated to compensate an officer or director for any claims resulting from actions prior to the cancellation of the indemnification agreement. Currently, we have indemnification agreements with all present or past officers and directors of both us and our subsidiaries.

TopSpin Medical, Inc. 2001 Israeli Stock Option Plan
In accordance with resolutions adopted by our board of directors in February 2000, we adopted an option plan in 2001 for the allocation of up to 300,000 shares of our Common Stock to our directors, employees and consultants and the directors, employees and consultants of our subsidiaries. Options granted under this plan can be exercised into shares of our Common Stock at either $2.00 or $12.00. As of December 31, 2009, 280,910 options have been issued to employees, directors and consultants. Only 14,010 of those options are currently outstanding and exercisable for shares of Common Stock and 266,900 options have expired and are no longer exercisable. Our Board of Directors has resolved not to issue any additional options under this plan. The options under the 2001 Israeli Stock Option Plan are not registered for trading on TASE, but however, have been registered under the Securities Act pursuant to a Form S-8 registration statement that we filed with the SEC on October 15, 2007.
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
Outstanding Grants
As of December 31, 2009, we have issued 67,392,125 options under the 2003 Israeli Stock Option Plan with 12,684,813 options outstanding. During 2009, 4,600,000 options have been exercised for shares of Common Stock and 44,563,573 options have expired and are no longer outstanding. As permitted under the plan, we have, from time to time, reissued these expired options in subsequent option grants as permitted by the plan. The options under the 2003 Israeli Stock Option Plan are not registered for trading on TASE, but however, have been registered under the Securities Act pursuant to a Form S-8 registration statement that we filed with the SEC on October 15, 2007.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth information regarding the shares of our Common Stock beneficially owned (including options exercisable within 60 days) as of March 1, 2010 by: (i) each of our Named Executive Officers and our directors, (ii) all directors and executive officers as a group and (iii) by each person known by us to beneficially own five percent (5%) or more of the outstanding shares of our Common Stock. Unless otherwise indicated, the address of each of the persons listed in this table is as follows: 65 Rothschild, Tel Aviv, Israel.

Total Number of
Shares
	Beneficially	Percentage
Name and Address of Beneficial Owner	Owned	of Class(1)
Named Executive Officers and Directors	—	—
Ehud-Moshe Gilboa	—	—
Gideon Even-Sturlesi	—	—
Elchanan Maoz	—	—
Avi Molcho	—	—
Ran Ben-Or	—	—
Eldad Yehiely	—	—

Beneficial Owners of Five Percent or More
Asher Shmulewits(1)
Lehi 27, Brak, Israel	178,064,516	21.39%

(1)	Includes 58,064,516 shares of Common Stock underlying options, which Mr. Shmulewits has the right to acquire within 60 days of the date of March 1, 2010. Assumes the full exercise of all options and warrants that are exercisable by the holder within 60 days from March 1, 2010. Based on 761,470,882 shares of Common Stock outstanding as of March 1, 2010.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Except for our compensation arrangement with our former Chairman and Acting Principal Executive Officer, Ehud-Moshe Gilboa, pursuant to which we paid Mr. Gilboa 417,000 NIS (approximately $106,000), during the fiscal year ended December 31, 2009, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were a party or are a party in which:
•	the amounts involved exceeded or will exceed the lesser of $120,000 or 1% of our average total assets at year-end for the last two completed fiscal years; and
•	a director, executive officer, holder of more than 5% of our Common Stock or any member of their immediate family had or will have a direct or indirect material interest.

Item 14. Principal Accounting Fees and Services.
Audit Fees
The aggregate fees billed for the years ended December 31, 2009 and December 31, 2008 for the professional services rendered by Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, our independent public accounting firm, for the audit of the Company’s annual financial statements, review of financial statements or services that are normally provided by our independent public accounting firm in connection with statutory and regulatory filings or engagements for such fiscal years, and tax advisory and assistance in the preparation of tax returns and general tax research and planning equaled to NIS 278,000 (approximately $73,642) and NIS 318,000 (approximately $83,640,), respectively.
Audit-Related Fees
There were no fees billed for the years ended December 31, 2008 and December 31, 2009, for assurance and related services by Kost Forer Gabbay & Kasierer that are reasonably related to audit or review of the Company’s financial statements not reported under “Audit Fees” above.
Tax Fees
The aggregate fees billed for the years ended December 31, 2008 and December 31, 2009 for professional services rendered by Kost Forer Gabbay & Kasierer for tax compliance, tax advice and tax planning equaled NIS 92,000 ($24,371) and NIS 127,000 (approximately $33,403), respectively, and consisted of assistance in the preparation of tax returns and general tax research and planning.
All Other Fees
No other fees were billed by Kost Forer Gabbay & Kasierer to the Company during the years ended December 31, 2009 and December 31, 2008.
Pre-Approval Policies and Procedures
During fiscal year 2009, all services provided by Kost Forer Gabbay & Kasierer were pre-approved by our Audit Committee, which concluded that the provision of such services by Kost Forer Gabbay & Kasierer was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. On March 15, 2009, our Audit Committee adopted a pre-approval policy for services provided by the independent registered public accounting firm. Under that adopted pre-approval policy, our Audit Committee will pre-approve the provision by the independent registered public accounting firm of services that fall within specified categories (such as statutory audits or financial audit work for subsidiaries, services associated with SEC registration statements and consultations by management as to accounting interpretations) but only up to specified dollar amounts. Any services that exceed the pre-approved dollar limits, or any services that fall outside of the general pre-approved categories, require specific pre-approval by the Audit Committee. If our Audit Committee delegates pre-approval authority to one or more of its members, the member would be required to report any pre-approval decisions to our Audit Committee at its next meeting. All our audit fees were preapproved by our Audit Committee.

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

10.1	#	TopSpin Medical, Inc. 2001 Israeli Stock Option Plan (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-142242) filed on April 20, 2007)

10.2 (i)	#	TopSpin Medical, Inc. 2003 Israeli Stock Option Plan (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-142242) filed on April 20, 2007)

10.2 (ii)	#	TopSpin Medical, Inc. 2003 Stock Option Plan, as amended on February 26, 2009 (Incorporated by reference to our quarterly report on Form 10-Q filed May 15, 2009)

10.3	#	Form of Option Agreement (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-142242) filed on April 20, 2007)

10.4 (i)	*	Distribution Agreement with Top Medical B.V. dated as of October 3, 2006 (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-142242) filed on April 20, 2007)

10.4 (ii)*		Termination Agreement with Top Medical B.V. dated as of August 28, 2008 (Incorporated by reference to the Company’s Form 8-K filed on September 3, 2008)

10.5	*
Research and Development Agreement with Technion Development Foundation Ltd. dated September 13, 2006 (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-142242) filed on April 20, 2007)

Exhibit No.		Description of Document
10.7	#	Form of TopSpin Medical, Inc. Indemnification Agreement (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-142242) filed on April 20, 2007)

10.8	#	Form of Employment Agreement (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-142242) filed on April 20, 2007)

10.9(i)		Form of Non-Disclosure Agreement (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-142242) filed on April 20, 2007)

10.9(ii)		Form of Mutual Non-Disclosure Agreement (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-142242) filed on April 20, 2007)

10.10(i)
Intercompany Loan Agreement dated as of June 21, 2001 between TopSpin Medical, Inc. and TopSpin Medical (Israel) Ltd. (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-142242) filed on April 20, 2007)

10.10(ii)
Letter regarding Intercompany Loan Agreement dated as of December 29, 2005 between TopSpin Medical, Inc. and TopSpin Medical (Israel) Ltd. (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-142242) filed on April 20, 2007)

10.10(iii)
First Supplement to Intercompany Loan Agreement dated as of April 6, 2006 between TopSpin Medical, Inc. and TopSpin Medical (Israel) Ltd. (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-142242) filed on April 20, 2007)

10.10(iv)
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

10.17
TopSpin Medical, Inc. Series 3 Warrant Certificate No. 1 dated as of June 6, 2007 (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-144472) filed on July 11, 2007)

10.18
Form of Series A Convertible Bonds and Series 2 Warrants Subscription Agreement (Incorporated by reference to the Company’s Amendment No. 1 to Registration Statement on Form SB-2 (File No. 333-144472) filed on August 14, 2007)

10.19		Investment Agreement with Asher Shmulewitz dated as of February 2, 2009 (Incorporated by reference to the Company’s quarterly report on Form 10-Q filed on May 15, 2009)

10.20	#	Consulting Agreement between TopSpin Medical (Israel) and Top-Notch Consultancy, dated April 19, 2009 (Incorporated by reference to the Company’s current report on Form 8-K filed May 11, 2009)

10.21	#	Letter agreement between TopSpin Medical (Israel) and Top-Notch Consultancy, dated May 5, 2009 (Incorporated by reference to the Company’s current report on Form 8-K filed May 11, 2009)

10.22	#	Employment Agreement by and between TopSpin Medical, Inc. and Eldad Yehieli, dated May 6, 2009 (Incorporated by reference to the Company’s quarterly report on Form 10-Q filed May 15, 2009)

10.23	#	Form of Director Indemnification Director by and between TopSpin Medical, Inc. and each of its Directors (Incorporated by reference to the Company’s quarterly report on Form 10-Q filed May 15, 2009)

10.24
Share Purchase and Investment Agreement by and among TopSpin Medical (Israel), Ltd., Kiryat Anavim — Silicon Technologies, Ltd., Anavid Insulation Products Kiryat Anavim Agricultural Cooperative Ltd., and Ahzakot Upituach Qiryat Anavim Agudah Shitufit Haklait Ltd., dated June 2, 2009 (Incorporated by reference to the Company’s current report on Form 8-K filed on June 8, 2009)

21.1		Subsidiaries of TopSpin Medical, Inc. (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-144472) filed on July 11, 2007)

23.1		Consent of Kost Forer Gabbay & Kasierer

31.1		Certification by Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2		Certification by Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1		Certification Furnished pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 13 of this Annual Report on Form 10-K for the fiscal year ending December 31, 2009.

*	An application has been submitted to the Securities and Exchange Commission for confidential treatment, pursuant to Rule 406 of the Securities Act of 1933, of portions of this exhibit. These portions have been omitted from this exhibit, and have been filed separately with the Securities and Exchange Commission.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOPSPIN MEDICAL, INC.
Date: March 23, 2010	By:	/s/ Fufi Fatal
Fufi Fatal
Chairman of the Board of Directors and Acting Principal Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES		DATE

By:	/s/ Eldad Yehiely	March 23, 2010

Finance Manager
(Principal Financial and Accounting Officer)

By:	/s/ Fufi Fatal	March 23, 2010

Fufi Fatal
Chairman of the Board of Directors
and Principal Executive Officer

By:	/s/ Eran Feldhay	March 23, 2010

Eran Feldhay
Director

By:	/s/ Shlomit Oren	March 23, 2010

Shlomit Oren
Director

By:	/s/ Ran Ben-Or	March 23, 2010

Ran Ben-Or
Director

By:	/s/ Zvi Linkovski	March 23, 2010

Zvi Linkovski
Director

EXHIBIT INDEX

Exhibit No.	Description of Document

23.1	Consent of Kost Forer Gabbay & Kasierer

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification Furnished pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002