Form 10-Q
period 2010-03-31
TOPSPIN MEDICAL INC
filed 2010-05-24
CIK 1211805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2010.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☑ Yes ☐ No
The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of May 10, 2010, was 761,470,882.

TOPSPIN MEDICAL, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2010

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q for the fiscal quarter ending March 31, 2010 contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Those statements are therefore entitled to the protection of the safe harbor provisions of these laws. These forward-looking statements, which are usually accompanied by words such as “may,” “might,” “will,” “should,” “could,” “intends,” “estimates,” “predicts,” “potential,” “continue,” “believes,” “anticipates,” “plans,” “expects” and similar expressions, involve risks and uncertainties, and relate to, without limitation, statements about our market opportunities, our strategy, our competition, our projected revenue and expense levels and the adequacy of our available cash resources. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or forecasted in, or implied by, such forward-looking statements.
Although we believe that the expectations reflected in these forward-looking statements are based upon reasonable assumptions, no assurance can be given that such expectations will be attained or that any deviations will not be material. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q for the quarter ending March 31, 2010 may not occur and our actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We disclaim any obligation or undertaking to disseminate any updates or revision to any forward-looking statement contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TOPSPIN MEDICAL, INC.
(A Development Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2010

TOPSPIN MEDICAL, INC.
(A Development Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2010

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
NIS in thousands (except share and per share data)

	December 31,	March 31,
	2009	2010
		Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	1,002	182
Account s receivable and prepaid expenses	242	310
Restricted deposits	59	11

	1,303	503

PROPERTY AND EQUIPMENT, NET	9	8

	1,312	511

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Trade payables	140	82
Other payables and accrued expenses	1,011	1,066
Liabilities in respect of options to employees and consultants	3	3
Tax provision	1,334	1,313

	2,488	2,464

SHAREHOLDERS’ DEFICIENCY:
Share capital —
Common shares of $0.001 par value — Authorized: 1,000,000,000 shares at December 31, 2009 and March 31, 2010; Issued and outstanding: 761,470,882 shares at December 31, 2009 and March 31, 2010	2,975	2,975
Additional paid-in capital	177,966	177,968
Accumulated deficit	(182,117)	(182,896)

	(1,176)	(1,953)

	1,312	511

The accompanying notes are an integral part of the interim consolidated financial statements.

March 23, 2010
Date of approval of the financial statements	Fufi Fatal Chairman of the Board of	Shiri Blackman Controller
Directors

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
NIS in thousands (except share and per share data)

	Year ended	Three months ended
	December 31,	March 31,
	2009	2009	2010
		Unaudited

General and administrative expenses	1,930	751	803

Financial income (expenses), net	254	(231)	24

Net loss	(1,676)	(982)	(779)

Basic and diluted net loss per Common share	(0.002)	(0.002)	(0.001)

Weighted average number of Common shares outstanding used in basic and diluted net loss per share calculation	748,641,841	636,870,882	761,470,882

The accompanying notes are an integral part of the interim consolidated financial statements.

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIENCY
NIS in thousands (except share data)

	Common shares
	Number of		Additional		Total
	outstanding	Share	paid-in	Accumulated	shareholders’
	shares	capital	capital	deficit	deficiency

Balance as of January 1, 2009	636,870,882	2,457	177,187	(180,441)	(797)

Exercise of options	4,600,000	19	—	—	19
Issuance of Common shares and warrants (series 3)	120,000,000	499	401	—	900
Classification of liability into equity in respect of exercise of options	—	—	161	—	161
Stock-based compensation expense	—	—	217	—	217
Net loss	—	—	—	(1,676)	(1,676)

Balance as of December 31, 2009	761,470,882	2,975	177,966	(182,117)	(1,176)

Stock-based compensation expense	—	—	2	—	2
Net loss	—	—	—	(779)	(779)

Balance as of March 31, 2010 (unaudited)	761,470,882	2,975	177,968	(182,896)	(1,953)

The accompanying notes are an integral part of the interim consolidated financial statements.

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NIS in thousands

	Year ended	Three months ended
	December 31,	March 31,
	2009	2009	2010
		Unaudited
Cash flows from operating activities:

Net loss	(1,676)	(982)	(779)
Adjustments to reconcile net loss to net cash used in operating activities (a)	(2,123)	(448)	(289)

Net cash used in operating activities	(3,799)	(1,430)	(1,068)

Cash flows from investing activities:

Change in restricted deposits, net	503	379	48
Purchase of property and equipment	(6)	—	—

Net cash provided by investing activities	497	379	48

Cash flows from financing activities:

Exercise of stock options and warrants	19	—	—
Proceeds from issuance of shares and warrants (series 3), net of issuance expenses	900	900	—
Loan from related party	—	—	200

Net cash provided by financing activities	919	900	200

Decrease in cash and cash equivalents	(2,383)	(151)	(820)
Cash and cash equivalents at the beginning of the period	3,385	3,385	1,002

Cash and cash equivalents at the end of the period	1,002	3,234	182

The accompanying notes are an integral part of the interim consolidated financial statements.

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NIS in thousands

	Year ended	Three months ended
	December 31,	March 31,
	2009	2009	2010
		Unaudited
(a) Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	7	2	1
Change in fair value of liability in respect of warrants (series 2)	(250)	—	—
Change in fair value of embedded derivative	(500)	—	—
Stock-based compensation	217	—	2
Change in fair value and amortization of stock options classified as a liability	115	(11)	—
Accrued severance pay, net	(270)	(196)	—
Decrease (increase) in accounts receivable and prepaid expenses	192	167	(68)
Decrease in trade payables	(315)	(312)	(58)
Decrease in tax provision, other payables and accrued expenses	(1,319)	(98)	(166)

Total adjustments	(2,123)	(448)	(289)

(b) Supplemental disclosure of non cash flows activities:

Classification of liabilities into equity	161	—	—

The accompanying notes are an integral part of the interim consolidated financial statements.

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands
NOTE 1:- GENERAL
a.
TopSpin Medical, Inc. (“the Company”) and its subsidiary, TopSpin Medical (Israel) Ltd. (“the subsidiary”) (collectively “the Group”) were engaged in research and development of a medical MRI technology.

In October 2008, the Company suspended its activities as described in b below.

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

c.
The Group has not generated any revenues and has not achieved profitable operations or positive cash flows from operations. The Company has an accumulated deficit of NIS 182,896 as of March 31, 2010, and it incurred a net loss of NIS 779 and negative cash flows from operating activities in the amount of NIS 1,068 for the period ended March 31, 2010.

There is uncertainty about the Company’s ability to generate revenues or raise sufficient funds in the near term, if any. These factors, among other factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

d.
On April 29, the Company entered into a loan and escrow agreement (see also Note 6) with a certain lender (“the lender”). Pursuant to the loan and escrow agreement, the Company undertakes, among other things, to file a petition seeking relief under Chapter 11 of Title 11 of the United States Code, by which the Company will apply to the U.S. bankruptcy court for the District of Delaware to authorize approval of transactions and all other actions required according to a plan to be prepared by the Company and approved by the lender in writing prior to any filing (the “Plan”). Further, the Company covenants not to engage in certain conduct while funds loaned under the agreement are outstanding, including: (i) hiring employees; (ii) applying for any credit or loan from a banking institution; (iii) amending any of the Company’s organizational documents; and (iv) acting in any manner that would result in a material adverse effect on the Company or in non-compliance with the Plan.

As of the reporting date the Company has not file a petition under Chapter 11. The petition shall be filed after approval of the Company’s board of directors and the lender.

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands
NOTE 1:- GENERAL (Cont.)
e.
On January 27, 2010, the Company entered into an investment agreement (“the Agreement”) with Medgenesis Partners Ltd. (“Medgenesis”), a private company incorporated under the laws of Israel and controlled by Mr. Ascher Shmuelevich (“the Investor” and “the Shareholder”, respectively). Under the terms of the Agreement, the Company will issue to the Investor: (i) 211,672,857 Common shares of the Company, par value $0.001; (ii) a warrant to purchase 122,935,610 Common shares (“the Investment Warrant”); and (iii) a warrant to purchase 58,064,516 Common shares (“the Substituted Warrant”, and together with the shares and the Investment Warrant, “the Securities”) in exchange for payment by the Investor of the amount of $212 thousand and the cancellation of a certain warrant issued by the Company to the Shareholder pursuant to a certain agreement, dated February 2, 2009, filed with the Securities and Exchange Commission on February 5, 2009 (“the Cancelled Warrant”) (collectively, “the Transaction”). The Common shares and the Investment Warrant will constitute 33.25% of the Company’s fully diluted equity. In total, the investor will hold privately and through Medgenesis 43.4% of the Company’s fully diluted equity. All the Securities issued in connection with the Agreement will be subject to certain transfer restrictions in compliance with U.S. and Israeli securities laws.

In addition, the Company, Medgenesis and the Investor signed an understanding agreement according to which the last two would assist the Company to acquire a commercial and industrial bio-tech activity.

On April 28, 2010, the investment agreement described above was cancelled and replaced by a loan agreement. See Note 6 for further information regarding the loan agreement.
f.
On February 2, 2010, the Company called for a general shareholders’ meeting to be held on March 11, 2010. The meeting’s purpose is to approve the above mentioned private placement which would provide the Investor with 25% of the Company’s voting rights. Should the conditions for the grant to the Investor not exist, the Company would be able to approve a private placement of up to 53,804,000 shares under certain Israeli rules. The private placement would provide the Investor 25% of the voting rights in return for paying for the placement.

On March 11, 2010 a legal quorum of 33% of the shareholders was not present in the general shareholders’ meeting and so the meeting was postponed to March 18, 2010.

On March 18, 2010 a legal quorum as detailed above was not present in the general shareholders’ meeting. Consequently, on March 18, 2010, due to lack of resources, the Company’s Board of Directors terminated the employment of the Company’s remaining finance department employees.

g.
On February 4, 2010, the Tel Aviv Stock Exchange (“TASE”) notified the Company that it does not comply with the preservation regulations due to having equity lower than NIS 2,000 in the last four reporting quarters. The Company was given an extension until June 30, 2010 to increase its equity. If the required increase in equity does not occur until that date, the TASE Board of Directors will discuss transferring the Company’s shares to the preservation list.

h.
On March 2, 2010, the Board of Directors approved to grant Mr. Zvi Linkovski, director in the Company, 10 million options which are exercisable into 10 million Common shares of $0.001 par value each which make up 1.19% of the Company’s fully diluted equity. The options’ exercise price is NIS 0.0143. 50% of the options would vest on February 16, 2011 and after then, every quarter 6.25% of the options would vest. The grant is conditional on enlarging the option pool as part of increasing the Company’s issued stock, changing the Company’s status from a shell company (as defined in the ‘Securities Exchange Act of 1934’) into an active one. As of the date of the financial statements, the option pool and the Company’s status were not enlarged.

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands
NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES
a.	The significant accounting policies applied in the annual financial statements of the Company as of December 31, 2009, are applied consistently in these consolidated financial statements.
b.	Impact of newly issued accounting pronouncements:

In January 2010, FASB issued ASU 2010-06 amending ASC 820, “Fair Value Measurements and Disclosures” to require a number of additional disclosure regarding fair value measurements, including the amount of transfers between Levels 1 and 2 of the fair value hierarchy. In addition, the amendments clarify certain existing disclosure requirements related to the level at which fair value disclosure should be disaggregated and the requirement to provide disclosures about the valuation techniques and inputs used in determining the fair value of assets or liabilities as classified as Levels 2 or 3. ASU 2010-06 was effective for fiscal years and interim periods ended after December 15, 2010. The adoption of the updated guidance did not have a material impact on the Company’s consolidated results of operations or financial condition.

NOTE 3:- UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.

NOTE 4:- CONTINGENT LIABILITIES, COMMITMENTS AND CHARGES
a.	Commitments to pay royalties to the Chief Scientist:

The subsidiary had obtained from the Office of the Chief Scientist of the State of Israel (“OCS”) grants for participation in research and development and, in return, the subsidiary is obligated to pay royalties amounting to 3% of the sales in the first three years from the beginning of the repayment and 3.5% of the sales from the fourth year up to the amount of the grant. The grant is linked to the exchange rate of the dollar and bears interest of LIBOR per annum. Through March 31, 2010, total grants obtained amount to approximately NIS 17,985.

The Company demands to receive from the OCS grants on behalf of expenses recorded in the year 2008 in the amount of approximately NIS 3,200. As there is uncertainty regarding receiving the aforementioned amount the Company did not record an asset in its financial statements. Since the beginning of 2009, the Company did not receive any grants from the OCS. The Company assumes the probability of receiving these grants is low.

b.	Commitments:
During 2009, the Company signed a lease agreement with a new lessor for one year. The agreement will end in the beginning of May 2010.

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands
NOTE 4:- CONTINGENT LIABILITIES, COMMITMENTS AND CHARGES (Cont.)
At the beginning of May 2010, the Company signed a short-term lease agreement with a new lessor for a period of three months.
c.	The subsidiary pledged a bank deposit which is used as a bank guarantee amounting to NIS 11 to secure its payments in accordance with the credit limits given to it by the credit card companies.
d.
The subsidiary leases motor vehicles under operating lease agreements for 36 months. The monthly lease payments are approximately NIS 3. As of March 31, 2010, the Company has deposited NIS 8 covering rental payments for the last three months in respect of these contracts. The deposit is linked to the CPI and bears no interest.

The Company returned the remaining leased motor vehicles in May, 2010.
NOTE 5:- SHAREHOLDERS’ DEFICIENCY
a.
On February 2, 2009, the Company entered into a private placement agreement with an investor. According to the agreement the Company issued 120,000,000 Common shares of $0.001 par value and 58,064,516 warrants exercisable into Common shares of the Company for a total consideration of NIS 900. Each warrant is exercisable into one Common share for the exercise price of NIS 0.01 for a period of 4 years following the issuance date. According to the Binomial model, with 92.96% volatility and 3.39% risk-free interest rate, the fair value of the warrants amounted to approximately NIS 401.

b.
On July 15, 2009, the Board of Directors decided to obtain the approval of the shareholders of the Company to increase the registered capital of the Company by 500,000,000 Common shares and to amend the Corporation’s certificate of incorporation whereby the total number of authorized Common shares shall be increased by 500,000,000 shares.

A shareholders meeting was set for September 3, 2009. Since a sufficient quorum was not present at the shareholders meeting, the number of authorized shares of the Company was not increased. As of March 31, 2010, the increase in the Company’s number of authorized shares has not been approved.

NOTE 6:- SUBSEQUENT EVENTS
a.	On April 29, the Company’s Board of Directors entered into a loan and escrow agreement with Medgenesis Partners Ltd., a company controlled by Asher Shmuelwitz (“the Lender”).
Pursuant to the loan agreement, the Lender will lend the Company approximately $354 thousand.

An amount of $54 thousand was paid to the Company on February 1, 2010, and pursuant to the Investment Agreement (see Note 1e), was used for on-going expenses of the Company. This amount is included in the Company’s other payables and accrued expenses.

The remaining amount of $300 thousand was placed in escrow. This amount will be used for Chapter 11 proceedings in the U.S. and for payments as determined by the Lender.
The loan shall bear interest at an annual rate of 4%. The loan shall be paid with the accrued interest thereon upon the occurrence of certain events as defined in the loan agreement.

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands
NOTE 6:- SUBSEQUENT EVENTS (Cont.)

In the event that the loan, including interest (“Debt Amount”), are not repaid on the maturity date (as defined in the agreement), then the interest, on the outstanding Debt Amount shall be at a rate of 12% per year, for the actual number of days elapsed from the maturity date until the Lender receives payment of the full Debt Amount.

b.	On April 28, 2010, the Company’s Board of Directors cancelled the termination agreement of one finance employee of the Company and appointed her as controller and secretary of the Company.

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
On July 13, 2008, we reached an agreement (the “Settlement Agreement”) with the Ziv Haft Trust Company Ltd., the Co-Trustee of the Series A Debentures (the “Series A Bonds. In October 2008, pursuant to the Settlement Agreement, we issued 450,000,000 shares of our common stock to the holders of the Series A Bonds (the “Bondholders”) and paid NIS 12.5 million in cash with respect to each 1 NIS of the Series A Bonds (the “Cash Payment”). Following the Cash Payment on October 26, 2008, our Series A Bonds were cancelled.
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
On January 27, 2010, the Company entered into an investment agreement (the “Investment Agreement”) with Medgenesis Partners Ltd., a private company organized under the laws of Israel and controlled by Ascher Shmulewits (“Medgenesis” and the “Stockholder”, respectively). Under the terms of the Investment Agreement, the Company agreed to issue Medgenesis 211,672,857 shares of common stock of the Company, (ii) a warrant to purchase 122,935,610 shares of Common Stock in exchange for payment by Medgenesis in the amount of $211,673 and cancellation and reissuance on a later date of a certain warrant issued by the Company to the Stockholder pursuant to a certain agreement, dated February 2, 2009, filed with the Securities and Exchange Commission on February 5, 2009. On February 1, 2010 the Investor transferred $53,804 of the investment amount detailed above.
On March 18, 2010, the Company’s board of directors approved the termination of Mr. Eldad Yehiely, who served as our Finance Manager, effective May 2nd, 2010. On April 28, 2010 the Company’s board of directors appointed our controller to serve as secretary of the Company.
On April 29, 2010, we entered into a loan agreement (the “Agreement”) with Medgenesis, pursuant to which Medgenesis agreed to loan the Company a total of $353,804 (the “Funds”), consisting of (i) $53,804 already paid to the Company on February 1, 2010, pursuant to the Investment Agreement and (ii) an additional $300,000 to be placed in an escrow account and to be disbursed pursuant to an Escrow Instruction Letter (the “Letter”), dated as of April 29, 2010, between the Company, Medgenesis and the escrow agent. The Agreement and the Letter provide that the Company may use the Funds for payment of legal fees, including fees associated with retaining its current counsel for bankruptcy counseling, and for payment of all other outstanding obligations as may be required by the Plan (as defined below). The Agreement also provides for the termination of the Investment Agreement and all obligations of the parties there-under.
Pursuant to the Agreement, the Company undertakes to file a petition seeking relief under Chapter 11 of Title 11 of the United States Code, by which the Company will apply to the U.S. bankruptcy court for the District of Delaware to authorize approval of transactions and all other actions required according to a plan to be prepared by the Company and approved by Medgenesis in writing prior to any filing (the “Plan”). Further, the Company covenants not to engage in certain conduct while Funds loaned under the Agreement are outstanding, including (i) hiring employees; (ii) applying for any credit or loan from a banking institution; (iii) amending any of the Company’s organizational documents; and (iv) acting in any manner that would result in a material adverse effect on the Company or in non-compliance with the Plan.

Under the Agreement, the Company is required to repay the Funds, plus all accrued and unpaid interest thereon, upon the earlier to occur of: (i) four (4) weeks after the date of the Agreement, if by that time the Company has not yet filed the Chapter 11 petition in a form approved by Medgenesis; (ii) failure of the bankruptcy court to confirm the Plan within 90 days of the filing of the Chapter 11 petition; (iii) failure by the Company to complete performance of the Plan within 120 days of the filing of the Chapter 11 petition, including receipt of any needed approvals and registrations from any relevant authority (including the SEC, Israel Securities Authority and Tel Aviv Stock Exchange, to the extent required); (iv) delisting of the Company’s securities from trading on TASE with no reasonably feasible way to obtain relisting; and (v) upon an “Event of Default”, which includes (a) the commencement of any liquidation proceedings of the Company or the adoption of a winding up resolution by the Company, or the appointment of a receiver or trustee over the whole of the Company’s assets; (b) the levy of an attachment or the institution of execution proceedings against all or a substantial part of Company’s assets; or (c) breach by the Company of any material covenant or material term of this Agreement, provided that such breach is not cured within five (5) business days after notice of breach is received by the Company. The loan carries an annual interest of 4%.
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
As of March 31, 2010, we held approximately NIS 182,000 (approximately $49,017) in cash and cash equivalents. The Company and its Subsidiary have not generated any revenues and have not achieved profitable operations or positive cash flows from operations. The Company has an accumulated deficit of NIS 182,896,000 (approximately $49,258,282) as of March 31, 2010, and it incurred a net loss of NIS 779,000 (approximately $209,803) and negative cash flow from operating activities in the amount of NIS 1,068,000 (approximately $287,638) for the three month period ended March 31, 2010.
Based on the Company’s approved budget, which takes into account the expected expenses for operating the Company in its current condition, the Company believes it will need to raise additional funds to support its activities for the twelve month period from the date of the financial statements included in this quarterly report on Form 10-Q. The Company’s liabilities include a tax provision in the amount of approximately NIS 1,313,000 (approximately $353,000]). Based on its current financial condition, the Company will have to raise additional funds in order to redeem its long-term liabilities and to continue as a going concern. The current economic market environment continues to feature contraction in the credit and financing marketplace, and may make raising capital materially more difficult for the Company or may prevent the Company from raising the funds that it needs to continue its current operations and/or to pursue new opportunities.
The company is considering a number of strategic alternatives, including filing a petition seeking relief under Chapter 11 of Title 11 of the United States Code in accordance with the Loan Agreement described above. Notwithstanding our entry into the Loan Agreement, the Company cannot provide any assurances that it will file a Chapter 11 petition or that it will be able to file a Plan on terms mutually agreeable to the Company and Medgenesis.
Operating Activities
We used NIS 1,068,000 (approximately $287,638) of cash in operating activities in the three months ended March 31, 2010. In the same period in 2009, we used NIS 1,430,000 (approximately $341,000). The decrease in net cash used in operating activities in 2010 is primarily attributable to our Board of Directors’ decision to suspend the Company’s operational activities as of October 2008, but is offset by transactional expenses associated with our terminated private placement, and the Loan Agreement,
Financing Activities
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
On February 1, 2010 the Company received $53,804 as the first payment under the Investment Agreement. On April 29, 2010 the Investment Agreement was terminated and superseded by the Loan Agreement, pursuant to which. the Company received an additional $300,000 in funds that are currently held in escrow. For the three months ended March 31, 2010, NIS 200,000 (approximately: $53,804) were provided from financing activities. For the three months ended March 31, 2009, NIS 900,000 (approximately $215,000) were provided from financing activities.
Investing Activities
We invested a substantial portion of our available cash funds in NIS-denominated bank deposits. In the three month period ended March 31, 2010, we released NIS 48,000 (approximately $12,928)restricted deposits, compared to NIS 379,000 (approximately $90,000) restricted deposits released in the same period in 2009.

Results of Operations
For the three months ended March 31, 2010 and 2009
Revenues
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
Research and Development Expense
Since our Board’s decision to suspend non-administrative operations in October 2008, we have not incurred any R&D expense.
Selling and Marketing Expense
Following our Board’s decision in April 2008 to shift the Company’s focus to the Urology Product, which was not yet in the marketing phase, we did not incur any selling or marketing expenses during the three months ended March 31, 2010, or during the corresponding period in 2009.
General and Administrative Expense
General and Administrative (G&A) expenses include salaries of all employees and other professional and general expenses incurred by us. G&A expenses for the three months ended on March 31, 2010 increased to NIS 803,000 (approximately $216,267) from NIS 751,000 (approximately 179,000) spent in the same period in 2008. This increase was mainly due to higher legal costs due to the Investment and Loan agreements
Financing Income
Financing income and/or expenses includes revaluations of certain balance sheet accounts that are linked to the U.S. Dollar exchange rate. Finance income, net for the three months ended on March 31, 2010 decreased to NIS 24,000 (approximately $6,000) from NIS 231,000 (approximately $55,059) gained) in the same periods in 2009.
Taxes on Income
In connection with the implementation of the Settlement Agreement, the Company recorded in December 2008, NIS 1,344,000 (approximately $353,000) which was revalued in March 2010 to NIS 1,313,000 (approximately $353,000) of provisional liabilities representing an estimate of potential tax liability that we may incur in connection with the conversion of the Series A Bonds.
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
In January 2010, FASB issued ASU 2010-06 amending ASC 820 “Fair Value Measurements and Disclosures” to require a number of additional disclosure regarding fair value measurements, including the amount of transfers between Levels 1 and 2 of the fair value hierarchy. In addition, the amendments clarify certain existing disclosure requirements related to the level at which fair value disclosure should be disaggregated and the requirement to provide disclosures about the valuation techniques and inputs used in determining the fair value of assets or liabilities as classified as Levels 2 or 3. ASU 2010-06 was effective for fiscal years and interim periods ended after December 15, 2010. The adoption of the updated guidance did not have a material impact on the Company’s consolidated results of operations or financial condition.
Off-Balance Sheet Arrangements
Commitments to Pay Royalties to the Chief Scientist
TopSpin Israel has obtained grants from the OCS for participation in research and development and, in return, is obligated to pay royalties amounting to 3% of sales during the first three years from the start date of the repayments and 3.5% of sales from the fourth year until the full repayment of the grants. The grants are linked to the exchange rate of the dollar and bear interest of LIBOR per annum. We are required to pay royalties amounting to 3% of sales during the first three years from the start date of the repayments and 3.5% of sales from the fourth year until the full repayment of the grants. As of March 31, 2010, the total amount of the obligation equals approximately NIS 17,985,000 (approximately $4,266,988).

The Company filed an application to receive OCS grants in a total amount of NIS 3,200,000 (approximately $861,836) in consideration of expenses recorded in the year 2008. However, we believe that it is unlikely that we will receive such funds.
Office Lease Commitments
The company leases approximately 30 square meters of office space in Tel Aviv. The monthly rental fees are 4,200 NIS (approximately $1,200), plus the applicable value-added tax. The lease agreement between the Company and DDG, the Landlord, is in effect until May 2010. On the beginning of May 2010 the Company signed a short term lease agreement with a new lessor for a period of three months.
ITEM 4T. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial Officer (or such persons acting in those capacities), as appropriate, to allow timely decisions regarding required disclosure.
As of March 31, 2010, our management, including our Controller, who acts as our Principal Financial Officer, and the Chairman of the Board of Directors, who acts as our Principal Executive Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Due to downsizing of our finance department to one employee, our management concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this quarterly report.
There has been a change in our internal control over financial reporting during the three month period ended on March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting: the downsizing of our finance department to a single employee has resulted in inadequate allocation of responsibilities with respect to the financial statement closing process, which we believe constitutes a material weakness in our internal control over financial reporting.
This material weakness results in a reasonable possibility that a material misstatement of the Company’s financial statements will not be prevented or detected on a timely basis.

PART II. OTHER INFORMATION
ITEM 5. OTHER INFORMATION
Effective April 30, 2010, and as disclosed in our current report on Form 8-K filed with the SEC on April 6, 2010 (the contents of which are incorporated by reference herein), we entered into a loan agreement (the “Agreement”) with Medgenesis Partners Ltd. (the “Lender”), pursuant to which Lender agreed to loan the Company a total of $353,804 (the “Funds”), consisting of (i) $53,804 already paid to the Company on February 1, 2010, pursuant to an Investment Agreement between the Company and Lender described in our current report on Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on February 2, 2010 (the “Investment Agreement”) and (ii) an additional $300,000 to be placed in an escrow account and to be disbursed pursuant to an Escrow Instruction Letter (the “Letter”), dated as of April 29, 2010, between the Company, Lender and the escrow agent. The Agreement and the Letter provide that the Company may use the Funds for payment of legal fees, including fees associated with retaining its current counsel for bankruptcy counseling, and for payment of all other outstanding obligations as may be required by the Plan (as defined below).
Pursuant to the Agreement, the Company undertakes, among other things, to file a petition seeking relief under Chapter 11 of Title 11 of the United States Code, by which the Company will apply to the U.S. bankruptcy court for the District of Delaware to authorize approval of transactions and all other actions required according to a plan to be prepared by the Company and approved by the Lender in writing prior to any filing (the “Plan”). Further, the Company covenants not to engage in certain conduct while Funds loaned under the Agreement are outstanding, including (i) hiring employees; (ii) applying for any credit or loan from a banking institution; (iii) amending any of the Company’s organizational documents; and (iv) acting in any manner that would result in a material adverse effect on the Company or in non-compliance with the Plan.
The Agreement also provides for the termination of the Investment Agreement and all obligations of the parties thereunder. Notwithstanding the foregoing, the Company cannot provide any assurances that it will file a Chapter 11 petition or that it will be able to file a Plan on terms mutually agreeable to the Company and Lender.
ITEM 6. EXHIBITS

Exhibit
Number		Description

10.1	*
Investment Agreement by and among TopSpin Medical, Inc. and Medgenesis Partners Ltd., dated January 27, 2010 (incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on February 2, 2010)

10.2	*
Consulting Agreement by and among TopSpin Medical, Inc., TopSpin Medical (Israel) Ltd., and Nichsey F.N. Fatal Ltd., dated January 28, 2010 (incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on February 2, 2010)

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

Date: May 24, 2010	TOPSPIN MEDICAL, INC.
	By:	/s/ Fufi Fatal
Chairman of the Board of Directors and
Acting Principal Executive Officer

EXHIBIT INDEX

Exhibit
Number		Description

10.1	*
Investment Agreement by and among TopSpin Medical, Inc. and Medgenesis Partners Ltd., dated January 27, 2010 (incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on February 2, 2010)

10.2	*
Consulting Agreement by and among TopSpin Medical, Inc., TopSpin Medical (Israel) Ltd., and Nichsey F.N. Fatal Ltd., dated January 28, 2010 (incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on February 2, 2010)

31.1		Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)

31.2		Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)

32.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Certifications as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference.