Form 10-Q
period 2010-06-30
TOPSPIN MEDICAL INC
filed 2010-08-13
CIK 1211805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2010.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☑ Yes ☐ No
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No
The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of August 3, 2010, was 761,470,882.

TOPSPIN MEDICAL, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2010

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q for the fiscal quarter ending June 30, 2010 contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Those statements are therefore entitled to the protection of the safe harbor provisions of these laws. These forward-looking statements, which are usually accompanied by words such as “may,” “might,” “will,” “should,” “could,” “intends,” “estimates,” “predicts,” “potential,” “continue,” “believes,” “anticipates,” “plans,” “expects” and similar expressions, involve risks and uncertainties, and relate to, without limitation, statements about our market opportunities, our strategy, our competition, our projected revenue and expense levels and the adequacy of our available cash resources. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or forecasted in, or implied by, such forward-looking statements.
Although we believe that the expectations reflected in these forward-looking statements are based upon reasonable assumptions, no assurance can be given that such expectations will be attained or that any deviations will not be material. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q for the quarter ending June 30, 2010 may not occur and our actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We disclaim any obligation or undertaking to disseminate any updates or revision to any forward-looking statement contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TOPSPIN MEDICAL, INC.
(A Development Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2010

TOPSPIN MEDICAL, INC.
(A Development Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
NIS in thousands (except share and per share data)

	December 31,	June 30,
	2009	2010
		Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	1,002	121
Accounts receivable and prepaid expenses	242	129
Restricted deposits	59	7

	1,303	257

PROPERTY AND EQUIPMENT, NET	9	7

	1,312	264

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Trade payables	140	83
Other payables and accrued expenses	1,011	377
Loan from a related party	—	1,101
Liabilities in respect of options to employees and consultants	3	3
Tax provision	1,334	1,370

	2,488	2,934

SHAREHOLDERS’ DEFICIENCY:
Share capital —
Common shares of $0.001 par value —
Authorized: 1,000,000,000 shares at December 31, 2009 and June 30, 2010; Issued and outstanding: 761,470,882 shares at December 31, 2009 and June 30, 2010	2,975	2,975
Additional paid-in capital	177,966	177,963
Accumulated deficit	(182,117)	(183,608)

	(1,176)	(2,670)

	1,312	264

The accompanying notes are an integral part of the interim consolidated financial statements.

August 12, 2010

Date of approval of the	Zvi Linkovski	Shiri Blackman
financial statements	Chairman of the Board of	Controller
Directors

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
NIS in thousands (except share and per share data)

	Year ended	Six months ended		Three months ended
	December 31,	June 30,		June 30,
	2009	2009	2010	2009	2010
		Unaudited

General and administrative expenses	1,930	1,850	1,475	1,099	672

Financing income (expense), net	254	167	(16)	398	(42)

Net loss	(1,676)	(1,683)	(1,491)	(701)	(714)

Basic and diluted loss per Common share	(0.002)	(0.002)	(0.002)	(0.001)	(0.001)

Weighted average number of Common shares outstanding used in basic and diluted net loss per share calculation	748,641,841	735,600,164	761,470,882	759,398,355	761,470,882

The accompanying notes are an integral part of the interim consolidated financial statements.

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIENCY
NIS in thousands (except share data)

	Common shares
	Number of		Additional		Total
	outstanding	Share	paid-in	Accumulated	shareholders’
	shares	capital	capital	deficit	deficiency

Balance as of January 1, 2009	636,870,882	2,457	177,187	(180,441)	(797)

Exercise of options	4,600,000	19	—	—	19
Issuance of Common shares and warrants (series 3)	120,000,000	499	401	—	900
Classification of liability into equity in respect of exercise of options	—	—	161	—	161
Stock-based compensation expense	—	—	217	—	217
Net loss	—	—	—	(1,676)	(1,676)

Balance as of December 31, 2009	761,470,882	2,975	177,966	(182,117)	(1,176)

Reversal of stock-based compensation expense	—	—	(3)	—	(3)
Net loss	—	—	—	(1,491)	(1,491)

Balance as of June 30, 2010 (unaudited)	761,470,882	2,975	177,963	(183,608)	(2,670)

The accompanying notes are an integral part of the interim consolidated financial statements.

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NIS in thousands

	Year ended	Six months ended
	December 31,	June 30,
	2009	2009	2010
		Unaudited
Cash flows from operating activities:

Net loss	(1,676)	(1,683)	(1,491)
Adjustments to reconcile net loss to net cash used in operating activities (a)	(2,123)	(761)	(543)

Net cash used in operating activities	(3,799)	(2,444)	(2,034)

Cash flows from investing activities:

Change in restricted deposits, net	503	487	52
Purchase of property and equipment	(6)	—	—

Net cash provided by investing activities	497	487	52

Cash flows from financing activities:

Exercise of stock options and warrants	19	19	—
Proceeds from issuance of shares and warrants (series 3), net of issuance expenses	900	900	—
Loan from related party	—	—	1,101

Net cash provided by financing activities	919	919	1,101

Decrease in cash and cash equivalents	(2,383)	(1,038)	(881)
Cash and cash equivalents at the beginning of the period	3,385	3,385	1,002

Cash and cash equivalents at the end of the period	1,002	2,347	121

The accompanying notes are an integral part of the interim consolidated financial statements.

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NIS in thousands

	Year ended	Six months ended
	December 31,	June 30,
	2009	2009	2010
		Unaudited
(a) Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	7	4	2
Change in fair value of liability in respect of warrants (series 2)	(250)	(250)	—
Change in fair value of embedded derivative	(500)	—	—
Reversal of stock-based compensation	217	—	(3)
Change in fair value and amortization of stock options classified as a liability	115	117	—
Accrued severance pay, net	(270)	(270)	—
Decrease in accounts receivable and prepaid expenses	192	174	113
Decrease in trade payables	(315)	(189)	(57)
Decrease in tax provision, other payables and accrued expenses	(1,319)	(347)	(598)

Total adjustments	(2,123)	(761)	(543)

(b) Supplemental disclosure of non cash flows activities:

Purchase of property and equipment	—	6	—

Classification of liabilities into equity	161	161	—

The accompanying notes are an integral part of the interim consolidated financial statements.

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands (except share and per share data)
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
c.	The Group has not generated any revenues and has not achieved profitable operations or positive cash flows from operations. The Company has an accumulated deficit of NIS 183,608 as of June 30, 2010, and it incurred a net loss of NIS 1,491 and negative cash flows from operating activities in the amount of NIS 2,034 for the period ended June 30, 2010.
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
On July 7, 2010 the Company’s Board of Directors unanimously approved the filing of Chapter 11. Subject to the approval of the Company’s request the Company will be able to increase its capital, change its capital structure and convert the loan from Medgenesis Partners Ltd. The request was filed in Delaware on July 12, 2010.
As part of the Plan that the Company submitted to the Bankruptcy Court, the Company requested that the Bankruptcy Court approve an increase in its registered capital, a reverse split of the Company’s reorganized Common Stock and the conversion of the Medgenesis loan into Company’s common stock (under terms that have not yet been authorized by the Bankruptcy Court or the Company’s shareholders).
Should this process fail, the Company will re-assess its course of action.

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands (except share and per share data)
NOTE 1:- GENERAL (Cont.)
d.	On January 27, 2010, the Company entered into an investment agreement (“the Agreement”) with Medgenesis Partners Ltd. (“Medgenesis”), a private company incorporated under the laws of Israel and controlled by Mr. Ascher Shmuelevich (“the Investor” and “the Shareholder”, respectively). Under the terms of the Agreement, the Company will issue to the Investor: (i) 211,672,857 Common shares of the Company, par value $ 0.001; (ii) a warrant to purchase 122,935,610 Common shares (“the Investment Warrant”); and (iii) a warrant to purchase 58,064,516 Common shares (“the Substituted Warrant”, and together with the shares and the Investment Warrant, “the Securities”) in exchange for payment by the Investor of the amount of $ 212 thousand and the cancellation of a certain warrant issued by the Company to the Shareholder pursuant to a certain agreement, dated February 2, 2009, filed with the Securities and Exchange Commission on February 5, 2009 (“the Cancelled Warrant”) (collectively, “the Transaction”). The Common shares and the Investment Warrant will constitute 33.25% of the Company’s fully diluted equity. In total, the investor will hold privately and through Medgenesis 43.4% of the Company’s fully diluted equity. All the Securities issued in connection with the Agreement will be subject to certain transfer restrictions in compliance with U.S. and Israeli securities laws.
In addition, the Company, Medgenesis and the Investor signed an understanding agreement according to which the last two would assist the Company to acquire a commercial and industrial bio-tech activity.
On April 28, 2010, the investment agreement described above was cancelled and replaced by a loan agreement. See below in e.
e.	On April 29, the Company’s Board of Directors entered into a loan and escrow agreement with Medgenesis Partners Ltd., a company controlled by Asher Shmuelevich (“the Lender”). Pursuant to the loan agreement, the Lender will lend the Company approximately $ 354 thousand. An amount of $ 54 thousand was paid to the Company on February 1, 2010, and pursuant to the Investment Agreement (see d above), was used for on-going expenses of the Company. The remaining amount of $ 300 thousand was placed in escrow. This amount was used for Chapter 11 proceedings in the U.S. (as described below) and for payments as determined by the Lender.
The loan bears interest at an annual rate of 4%. The loan shall be paid with the accrued interest thereon upon the occurrence of certain events as defined in the loan agreement.
In the event that the loan, including interest (the “Debt Amount”), are not repaid on the maturity date (as defined in the agreement), then the interest, on the outstanding Debt Amount shall be at a rate of 12% per year, for the actual number of days elapsed from the maturity date until the Lender receives payment of the full Debt Amount.
Pursuant to the loan and escrow agreement, the Company undertook, among other things, to file a petition seeking relief under Chapter 11 of Title 11 of the United States Code, pursuant to which the Company will apply to the U.S. bankruptcy court for the District of Delaware to authorize approval of transactions and all other actions required according to a plan to be prepared by the Company and approved by the lender in writing prior to any filing (the “Plan”). Further, the Company covenanted not to engage in certain conduct while funds loaned under the agreement are outstanding, including: (i) hiring employees; (ii) applying for any credit or loan from a banking institution; (iii) amending any of the Company’s organizational documents; and (iv) acting in any manner that would result in a material adverse effect on the Company or in non-compliance with the Plan.

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands (except share and per share data)
NOTE 1:- GENERAL (Cont.)
On June 28, the Company received a letter from its lender requesting full payment of the loan since the Company has not yet filed Chapter 11. On June 29, the lender withdrew the remaining amount from the escrow account.
As of June 30, the remaining open loan amount, including unpaid interest of 4%, is approximately $ 284 thousand. See Note 6a for further information regarding the Company’s Chapter 11 filing.
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
On April 28, 2010, the Company’s Board of Directors cancelled rescinded the termination of one finance employee of the Company and appointed her as controller and secretary of the Company.
g.	On February 4, 2010, the Tel Aviv Stock Exchange (“TASE”) notified the Company that it does not comply with the preservation regulations due to having equity lower than NIS 2,000 in the last four reporting quarters. The Company was given an extension until June 30, 2010 to increase its equity. If the required increase in equity does not occur until that date, the TASE board of directors will discuss transferring the Company’s shares to the preservation list. As of June 30, 2010, the Company did not meet TASE requirement. See also Note 6b.
h.	On March 2, 2010, the Board of Directors approved to grant Mr. Zvi Linkovski, director in the Company, 10 million options which are exercisable into 10 million Common shares of $ 0.001 par value each which make up 1.19% of the Company’s fully diluted equity. The options’ exercise price is NIS 0.0143. 50% of the options would vest on February 16, 2011 and after then, every quarter 6.25% of the options would vest. The grant is conditional on enlarging the option pool as part of increasing the Company’s issued stock, changing the Company’s status from a shell company (as defined in the ‘Securities Exchange Act of 1934’) into an active one. As of the date of the financial statements, the option pool and the Company’s status were not enlarged.

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands (except share and per share data)
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
NOTE 3:- UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.
NOTE 4:- CONTINGENT LIABILITIES, COMMITMENTS AND CHARGES
a.	Commitments to pay royalties to the Chief Scientist:
The subsidiary had obtained from the Office of the Chief Scientist of the State of Israel (“OCS”) grants for participation in research and development and, in return, the subsidiary is obligated to pay royalties amounting to 3% of the sales in the first three years from the beginning of the repayment and 3.5% of the sales from the fourth year up to the amount of the grant. The grant is linked to the exchange rate of the dollar and bears interest of LIBOR per annum. Through June 30, 2010, total grants obtained amount to approximately NIS 17,985.
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

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands (except share and per share data)
NOTE 4:- CONTINGENT LIABILITIES, COMMITMENTS AND CHARGES (Cont.)
On June 13, 2010, the Company cancelled for no consideration the above mentioned short-term lease agreement and entered into another short-term lease agreement, renewable on a monthly basis.
c.	The subsidiary pledged a bank deposit which is used as a bank guarantee amounting to NIS 7 to secure its payments in accordance with the credit limits given to it by the credit card companies.
d.	The subsidiary leased motor vehicles under operating lease agreements for 36 months. The monthly lease payments were approximately NIS 3.
The Company returned the remaining leased motor vehicles in May 2010.
NOTE 5:- SHAREHOLDERS’ DEFICIENCY
a.	On February 2, 2009, the Company entered into a private placement agreement with an investor. According to the agreement the Company issued 120,000,000 Common shares of $ 0.001 par value and 58,064,516 warrants exercisable into Common shares of the Company for a total consideration of NIS 900. Each warrant is exercisable into one Common share for the exercise price of NIS 0.01 for a period of 4 years following the issuance date. According to the Binomial model, with 92.96% volatility and 3.39% risk-free interest rate, the fair value of the warrants amounted to approximately NIS 401.
b.	On July 15, 2009, the Board of Directors decided to obtain the approval of the shareholders of the Company to increase the registered capital of the Company by 500,000,000 Common shares and to amend the Corporation’s certificate of incorporation whereby the total number of authorized Common shares shall be increased by 500,000,000 shares.
A shareholders meeting was set for September 3, 2009. Since a sufficient quorum was not present at the shareholders meeting, the number of authorized shares of the Company was not increased. As of June 30, 2010, the increase in the Company’s number of authorized shares has not been approved.
NOTE 6:- SUBSEQUENT EVENTS
a.	With regards to the Company’s filing of Chapter 11 see Note 1c
b.	On July 18, the Company received notification from TASE that TASE board of directors has decided to remove the Company’s shares to the preservation list beginning July 19, 2010.
- - - - - - - - - -

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
On April 29, 2010, we entered into a loan agreement (the “Loan Agreement”) with Medgenesis, pursuant to which Medgenesis agreed to loan the Company a total of $353,804 (the “Funds”), consisting of (i) $53,804 already paid to the Company on February 1, 2010, pursuant to the Investment Agreement and (ii) an additional $300,000 to be placed in an escrow account and to be disbursed pursuant to an Escrow Instruction Letter (the “Letter”), dated as of April 29, 2010, between the Company, Medgenesis and the escrow agent. The Loan Agreement and the Letter provide that the Company may use the Funds for payment of legal fees, including fees associated with retaining its current counsel for bankruptcy counseling, and for payment of all other outstanding obligations as may be required by the Plan (as defined below). The Loan Agreement also provides for the termination of the Investment Agreement and all obligations of the parties there-under.
Pursuant to the Loan Agreement, the Company undertook to file a petition seeking relief under Chapter 11 of Title 11 of the United States Code, by which the Company will apply to the U.S. bankruptcy court for the District of Delaware to authorize approval of transactions and all other actions required according to a plan to be prepared by the Company and approved by Medgenesis in writing prior to any filing (the “Plan”). Further, the Company covenanted not to engage in certain conduct while Funds loaned under the Loan Agreement are outstanding, including (i) hiring employees; (ii) applying for any credit or loan from a banking institution; (iii) amending any of the Company’s organizational documents; and (iv) acting in any manner that would result in a material adverse effect on the Company or in non-compliance with the Plan.
On June 28, the Company received a letter from its lender requesting full payment of the loan because, at that time, the Company had not yet filed its Chapter 11 petition pursuant to the Loan Agreement. On June 29, the Lender withdrew the remaining amount from the escrow account. As of June 30, the outstanding loan balance, including unpaid interest at a rate of 4.0%, was $284,216.
On July 12, 2010, in accordance with the Loan Agreement, the Company filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) (Case No. 10-12213 (CSS)). The Company is managing its properties and operating its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court.

As part of the Plan that the Company submitted to the Bankruptcy Court, the Company requested that the Bankruptcy Court approve an increase in its registered capital, a reverse split of the Company’s reorganized Common Stock and the conversion of the Medgenesis loan into Company’s common stock (under terms that have not yet been authorized by the Bankruptcy Court or the Company’s shareholders).
Should this process fail, the Company will re-assess its course of action.
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
As of June 30, 2010, we held approximately NIS 121,000 (approximately $31,000, in cash and cash equivalents.
The Company and its Subsidiary have not generated any revenues and have not achieved profitable operations or positive cash flows from operations. The Company has an accumulated deficit of NIS 183,608,000 (approximately $42,383,000) as of June 30, 2010, and it incurred a net loss of NIS 714,000 (approximately $189,000) and negative cash flow from operating activities in the amount of NIS 2,034,000 (approximately $543,000) for the three and six months, respectively, ended June 30, 2010.
Based on the Company’s approved budget, which takes into account the expected expenses for operating the business as a debtor-in-possession, the Company believes that the remaining balance of Funds loaned to the Company pursuant to the Loan Agreement will be sufficient to support its activities for the twelve month period from the date of the financial statements included in this quarterly report on Form 10-Q. The Company’s liabilities include a tax provision in the amount of approximately NIS 1,370,000 (approximately $353,000). Based on its current financial condition, the Company will have to raise additional funds in order to redeem its long-term liabilities and to continue as a going concern. The current economic market environment is causing significant contraction in the credit and financing marketplace, and may make raising capital materially more difficult for the Company or may prevent the Company from raising the funds that it needs to continue its current operations and/or to pursue new opportunities.
Operating Activities
In the six months ended on June 30, 2010, we used NIS 2,034,000 (approximately $543,000) and in the same period in 2009 we used NIS 2,444,000 (approximately $601,000). Cash used in operating activities in 2010 is primarily attributable to professional fees incurred in connection with the negotiation of the Loan Agreement and the filing of our Chapter 11 petition in Bankruptcy Court. Cash used in operating activities in the same period in 2009 is attributed mainly to fees incurred in connection with the KAST acquisition, which was not subsequently consummated.
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
On April 29, we entered into the Loan Agreement, as described above under the heading “Overview”, pursuant to which Medgenesis agreed to loan the Company a total of $353,804 for payment of legal fees, including fees associated with retaining its current counsel for bankruptcy counseling, and for payment of all other outstanding obligations as may be required by the Plan (as defined below). As of June 30, the remaining open loan amount, including unpaid interest at a rate of 4.0%, was $284,216.
Investing Activities
In the six months ended June 30, 2010, we released NIS 52,000 (approximately $14,000) of restricted deposits, compared to NIS 487,000 (approximately $120,000) released in the same period in 2009.

Results of Operations
For the three and six months ended June 30, 2010 and 2009
Revenues
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
Selling and Marketing Expense
Following our Board’s decision in April 2008 to shift the Company’s focus to the Urology Product, which was not yet in the marketing phase, we did not incur any selling or marketing expenses during the three months ended June 30, 2010, or during the corresponding period in 2009.
General and Administrative Expense
General and Administrative (G&A) expenses include salaries of all employees other than research and development employees and sales and marketing employees and other general expenses incurred by us that are not related to research and development or sales and marketing activities. G&A expenses for the three months ended on June 30, 2010 decreased to NIS 672,000 (approximately 178,000) from NIS 1,099,000 (approximately $270,000) spent in the same period in 2009. This decrease was mainly due to the Company’s Board of Directors’ decision in October 2008 to suspend its activities and decrease the number of employees.
Financing Income
Financing income and/or expenses includes revaluations of certain balance sheet accounts that are linked to the U.S. Dollar exchange rate. Finance expenses, net for the three months ended on June 30, 2010 decreased to NIS 42,000 (approximately $11,100) from NIS 398,000 (approximately $98,000) gained (lost) in the same periods in 2009.
Taxes on Income
In connection with the implementation of the Settlement Agreement, the Company recorded in December 2008, NIS 1,344,000 (approximately $353,000) which was revalued in June 30, 2010 to NIS 1,370,000 (approximately $353,000) of provisional liabilities representing an estimate of potential tax liability that we may incur in connection with the conversion of the Series A Bonds.
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

Off-Balance Sheet Arrangements
Commitments to Pay Royalties to the Chief Scientist
TopSpin Israel obtains grants from the OCS for participation in research and development and, in return, is obligated to pay royalties amounting to 3% of sales during the first three years from the start date of the repayments and 3.5% of sales from the fourth year until the full repayment of the grants. The grants are linked to the exchange rate of the dollar and bear interest of LIBOR per annum. As of June 30, 2010, the total amount of the obligation equals approximately NIS 17,985,000 (approximately $4,266,988.
The Company filed an application to receive OCS grants in a total amount of NIS 3,200,000 (approximately $861,836) in consideration of expenses recorded in the year 2008. However, we believe that it is unlikely that we will receive such funds.
Office Lease Commitments
The company leases approximately 5 square meters of office space in Kfar Shmaryhu. The monthly rental fees are 2,000 NIS (approximately $530), plus the applicable value-added tax. The lease agreement between the Company and Tapuz Clothing Industries Ltd, the Landlord, is perpetually renewed on a monthly basis. The lease agreement may be terminated by either side upon a 15 days’ notice period.
ITEM 4. CONTROLS AND PROCEDURES
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
As of June 30, 2010, our management, including our Controller, who acts as our Principal Financial Officer, and the Chairman of the Board of Directors, who acts as our Principal Executive Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Due to downsizing of our finance department to one employee, our management concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this quarterly report.
There has been a change in our internal control over financial reporting during the three month period ended on June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting: the downsizing of our finance department to a single employee has resulted in inadequate allocation of responsibilities with respect to the financial statement closing process, which we believe constitutes a material weakness in our internal control over financial reporting.
This material weakness results in a reasonable possibility that a material misstatement of the Company’s financial statements will not be prevented or detected on a timely basis for reporting periods after June 30, 2010.

PART II. OTHER INFORMATION
ITEM 5. OTHER INFORMATION
On July 12, 2010, in accordance with the Loan Agreement, the Company filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) (Case No. 10-12213 (CSS)). The Company is managing its properties and operating its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court.
As part of the Plan that the Company submitted to the Bankruptcy Court, the Company requested that the Bankruptcy Court approve an increase in its registered capital, a reverse split of the Company’s reorganized Common Stock and the conversion of the Medgenesis loan into Company’s common stock (under terms that have not yet been authorized by the Bankruptcy Court or the Company’s shareholders).
Should this process fail, the Company will re-assess its course of action.
ITEM 6. EXHIBITS

Exhibit
Number		Description

3.1	*	Amended and Restated Bylaws of TopSpin Medical, Inc. (incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on June 22, 2010)

10.1	*
Loan Agreement by and among TopSpin Medical, Inc. and Medgenesis Partners Ltd., dated April 30, 2010 (incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on May 6, 2010)

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

Date: August 12, 2010	TOPSPIN MEDICAL, INC.
	By:	/s/ Zvi Linkovski
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