Form 10-Q
period 2010-09-30
TOPSPIN MEDICAL INC
filed 2010-11-15
CIK 1211805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2010.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☑ Yes ☐ No
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No
The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of November 9, 2010, was 761,470,882.

TOPSPIN MEDICAL, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2010

Page

PART I. FINANCIAL INFORMATION	3

ITEM 1. FINANCIAL STATEMENTS	3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16

ITEM 4T. CONTROLS AND PROCEDURES	19

PART II. OTHER INFORMATION	20

ITEM 6. EXHIBITS	20

SIGNATURES	21

Exhibit 10.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q for the fiscal quarter ending September 30, 2010 contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Those statements are therefore entitled to the protection of the safe harbor provisions of these laws. These forward-looking statements, which are usually accompanied by words such as “may,” “might,” “will,” “should,” “could,” “intends,” “estimates,” “predicts,” “potential,” “continue,” “believes,” “anticipates,” “plans,” “expects” and similar expressions, involve risks and uncertainties, and relate to, without limitation, statements about our market opportunities, our strategy, our competition, our projected revenue and expense levels and the adequacy of our available cash resources. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or forecasted in, or implied by, such forward-looking statements.
Although we believe that the expectations reflected in these forward-looking statements are based upon reasonable assumptions, no assurance can be given that such expectations will be attained or that any deviations will not be material. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q for the quarter ending September 30, 2010 may not occur and our actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We disclaim any obligation or undertaking to disseminate any updates or revision to any forward-looking statement contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
TOPSPIN MEDICAL, INC.
(A Development Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2010

TOPSPIN MEDICAL, INC.
(A Development Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
NIS in thousands (except share and per share data)

	December 31,	September 30,
	2009	2010
		Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	1,002	58
Accounts receivable and prepaid expenses	242	44
Restricted deposits	59	7

	1,303	109

PROPERTY AND EQUIPMENT, NET	9	5

	1,312	114

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Trade payables	140	80
Other payables and accrued expenses	1,011	692
Loan from a related party	—	1,102
Liabilities in respect of options to employees and consultants	3	3
Tax provision	1,334	1,295

	2,488	3,172

SHAREHOLDERS’ DEFICIENCY:
Share capital -
Common shares of $0.001 par value -
Authorized: 1,000,000,000 shares at December 31, 2009 and September 30, 2010; Issued and outstanding: 761,470,882 shares at December 31, 2009 and September 30, 2010	2,975	2,975
Additional paid-in capital	177,966	177,963
Accumulated deficit	(182,117)	(183,996)

	(1,176)	(3,058)

	1,312	114

The accompanying notes are an integral part of the interim consolidated financial statements.

November 14, 2010

Date of approval of the	Zvi Linkovski	Uri Ben-Or
financial statements	Chairman of the Board	CFO

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
NIS in thousands (except share and per share data)

	Year ended	Nine months ended		Three months ended
	December 31,	September 30,		September 30,
	2009	2009	2010	2009	2010
		Unaudited

General and administrative expenses	1,930	2,061	1,997	211	522

Financial income, net	254	258	118	91	102

Net loss	1,676	1,803	1,879	120	420

Basic and diluted loss per Common share	0.002	0.002	0.002	0.0002	0.0006

Weighted average number of Common shares outstanding used in basic and diluted net loss per share calculation	748,641,841	744,318,501	761,470,882	761,470,882	761,470,882

The accompanying notes are an integral part of the interim consolidated financial statements.

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIENCY
NIS in thousands (except share data)

	Common shares
	Number of		Additional		Total
	Outstanding	Share	paid-in	Accumulated	shareholders’
	Shares	capital	capital	deficit	deficiency

Balance as of January 1, 2009	636,870,882	2,457	177,187	(180,441)	(797)

Exercise of options	4,600,000	19	—	—	19
Issuance of Common shares and warrants (series 3)	120,000,000	499	401	—	900
Classification of liability into equity in respect of exercise of options	—	—	161	—	161
Stock-based compensation expense	—	—	217	—	217
Net loss	—	—	—	(1,676)	(1,676)

Balance as of December 31, 2009	761,470,882	2,975	177,966	(182,117)	(1,176)

Reversal of stock-based compensation expense	—	—	(3)	—	(3)
Net loss	—	—	—	(1,879)	(1,879)

Balance as of September 30, 2010 (unaudited)	761,470,882	2,975	177,963	(183,996)	(3,058)

The accompanying notes are an integral part of the interim consolidated financial statements.

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NIS in thousands

	Year ended	Nine months ended
	December 31,	September 30,
	2009	2009	2010
		Unaudited

Cash flows from operating activities:

Net loss	(1,676)	(1,803)	(1,879)
Adjustments to reconcile net loss to net cash used in operating activities (a)	(2,123)	(1,278)	(219)

Net cash used in operating activities	(3,799)	(3,081)	(2,098)

Cash flow from investing activities:

Change in restricted deposits, net	503	487	52
Purchase of property and equipment	(6)	(6)	—

Net cash provided by (used in) investing activities	497	481	52

Cash flows from financing activities:

Exercise of stock options and warrants	19	19	—
Proceeds from issuance of shares and warrants (series 3), net of issuance expenses	900	900	—
Loan from a related party	—	—	1,102

Net cash provided by financing activities	919	919	1,102

Increase (decrease) in cash and cash equivalents	(2,383)	(1,681)	(944)
Cash and cash equivalents at the beginning of the period	3,385	3,385	1,002

Cash and cash equivalents at the end of the period	1,002	1,704	58

The accompanying notes are an integral part of the interim consolidated financial statements.

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NIS in thousands

	Year ended	Nine months ended
	December 31,	September 30,
	2009	2009	2010
		Unaudited
(a) Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	7	6	4
Change in fair value of liability in respect of warrants (series 2)	(250)	(250)	—
Change in fair value of embedded derivative	(500)	(500)	—
(Reversal of) stock-based compensation	217	187	(3)
Change in fair value and amortization of stock options classified as a liability	115	117	—
Accrued severance pay, net	(270)	(270)	—
Decrease in accounts receivable and prepaid expenses	192	181	198
Decrease in trade payables	(315)	(102)	(60)
Decrease in tax provision, other payables and accrued expenses	(1,319)	(647)	(358)

Total adjustments	(2,123)	(1,278)	(219)

(b) Supplemental disclosure of cash flow activities:

Classification of liabilities into equity	161	161	—

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
In October 2008, the Company suspended its activities as described below.
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
On January 24, 2010, the Company decided to discontinue the development of its intellectual property due to management’s assessment from December 2009 that the Company will not be able to finalize the development of its intellectual property or sell products based on such intellectual property.
c.	The Group has not generated any revenues and has not achieved profitable operations or positive cash flows from operations. The Company has an accumulated deficit of NIS 183,996 as of September 30, 2010, and it incurred a net loss of NIS 1,879 and negative cash flows from operating activities in the amount of NIS 2,098 for the period ended September 30, 2010.
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

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands (except share and per share data)
NOTE 1:- GENERAL (Cont.)
In addition, the Company, Medgenesis and the Shareholder signed an understanding agreement according to which they would assist the Company to acquire a commercial and industrial bio-tech activity.
On April 29, 2010, the investment agreement described above was cancelled and replaced by a loan agreement. See below in e.
e.	On April 29, the Company’s Board of Directors entered into a loan and escrow agreement with Medgenesis Partners Ltd., a company controlled by Asher Shmuelevich (“the Lender” and “the Shareholder”, respectively). Pursuant to the loan agreement, the Lender lend the Company approximately $ 354 thousand. An amount of $ 54 thousand was paid to the Company on February 1, 2010, and pursuant to the Investment Agreement (see d above), was used for on-going expenses of the Company. The remaining amount of $ 300 thousand was placed in escrow. This amount was used for Chapter 11 proceedings in the U.S. (as described below) and for payments as determined by the Lender.
The loan bears interest at an annual rate of 4%. The loan shall be paid with the accrued interest thereon upon the occurrence of certain events as defined in the loan agreement.
In the event that the loan, including interest, are not repaid on the maturity date (as defined in the agreement), then the interest, on the outstanding loan shall be at a rate of 12% per year, for the actual number of days elapsed from the maturity date until the Lender receives payment of the full loan and related interest.
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
On June 28, 2010 the Company received a letter from its lender requesting full payment of the loan since as of June 29, 2010 the Company has not yet filed Chapter 11. On June 29, 2010 the lender withdrew the remaining amount from the escrow account.
f.	On July 7, 2010 the Company’s Board of Directors unanimously approved the filing of Chapter 11. Subject to the approval of the Company’s request the Company will be able to increase its capital, change its capital structure and convert the loan from Medgenesis. The request was filed in Delaware on July 12, 2010.
As part of the restructuring plan, the Company requested the Bankruptcy Court to approve an increase in its registered capital, approve a reverse split of the Company’s reorganized Common Stock and approve converting the Medgenesis loan into Company’s common stock (under terms that have not yet been authorized by the Bankruptcy Court or the Company’s shareholders).

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands (except share and per share data)
NOTE 1:- GENERAL (Cont.)
On August 30, 2010, the United Stated Bankruptcy Court — District of Delaware approved the Chapter 11 settlement sought by the Company (“the first proposed settlement”). The first proposed settlement consists of capital consolidation at a ratio of 1:500 without derogating from the rights arising from holding the Company’s shares or stock options. The first proposed settlement also prescribes that following the capital consolidation, 2,806,524 of the Company’s shares will be allocated to Medgenesis against the waiver of the first loan which as of the date of the approval of the first proposed settlement amounted to approximately $ 284 thousand. According to the first proposed settlement, after said share allocation, Medgenesis would hold 55.94% of the Company’s issued and outstanding share capital and the Shareholder would hold 71.7% of the issued and outstanding share capital.
On October 4, 2010, the Company’s Audit Committee and Board of Directors approved an amended Chapter 11 settlement (“the settlement”) according to which:
1.	A capital consolidation at a ratio of 1:500 will be carried out in the context of the consolidation.
2.	The conversion of loans totaling $ 484 thousand which were extended and/or will be extended to the Company by Medgenesis into 10,122,463 Company’s shares.
According to the settlement, after the share allocation, Megenesis would hold 86.92% of the Company’s issued and outstanding share capital and the Shareholder would hold 88.68% of the issued and outstanding share capital, under final chaining.
Subsequent to the reporting date, on October 22, 2010, the Bankruptcy Court entered the Order Granting Motion Of Debtor And Debtor-In-Possession For Authority To Incur Unsecured Debt Under Loan Agreement And For Approval Of Loan Agreement, pursuant to which the Bankruptcy Court authorized the Company to incur up to an additional $200,000.00 in loans from Medgenesis.
On October 26, 2010, the Bankruptcy Court entered the Order Approving Revised Disclosure Statement, pursuant to which the Bankruptcy Court approved the Company’s revised disclosure statement relating to its Plan and authorized the Company to solicit votes on the Plan. The Bankruptcy Court has scheduled December 20, 2010 for a hearing to consider confirmation of the Plan.
On November 4, 2010, the Company announced that a meeting of shareholders will be held on December 10, 2010 to approve the settlement.
g.	On September 26, 2010, the Company and Medgenesis signed another loan agreement totaling up to $ 200 thousand. The purpose of the loan is to cover the Company’s current expenses, complete the Chapter 11 proceeding and settle some of the unsecured creditors’ claims based on the settlement approved by the Court and the relevant regulatory entities. The loan agreement is contingent on the Court’s approval of the Chapter 11 proceeding in Delaware (“the second loan”). As of September 30, 2010, the Company had borrowed approximately NIS 50 (approximately $ 14 thousand) under the second loan.
As of September 30, 2010, the Company’s outstanding debt to Medgenesis approximates $ 300 thousand (for both loans) after an amount of approximately $ 89 thousand held by the trustee had been recovered to Medgenesis on June 29, 2010.

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands (except share and per share data)
NOTE 1:- GENERAL (Cont.)
h.	On February 2, 2010, the Company called for a general shareholders’ meeting to be held on March 11, 2010. The meeting’s purpose is to approve the above mentioned private placement which would provide the Investor with 25% of the Company’s voting rights. Should the conditions for the grant to the Investor not exist, the Company would be able to approve a private placement of up to 58,804,000 shares under certain Israeli rules. The private placement would provide the Investor 25% of the voting rights in return for paying for the placement.
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
On April 28, 2010, the Company’s Board of Directors cancelled rescinded the termination of one finance employee of the Company and appointed her as controller and secretary of the Company. On September 12, 2010, the Company’s controller ceased her employment with the Company. On September 20, 2010, a CFO was appointed for the Company.
i.	On February 4, 2010, the Tel Aviv Stock Exchange (“TASE”) notified the Company that it does not comply with the preservation regulations due to having equity lower than NIS 2,000 in the last four reporting quarters. The Company was given an extension until June 30, 2010 to increase its equity. If the required increase in equity does not occur until that date, the TASE board of directors will discuss transferring the Company’s shares to the preservation list.
On July 18, the Company received notification from TASE that TASE board of directors has decided to remove the Company’s shares to the preservation list beginning July 19, 2010.
j.	On March 2, 2010, the Board of Directors approved to grant Mr. Zvi Linkovski, director in the Company, 10 million options which are exercisable into 10 million Common shares of $ 0.001 par value each which make up 1.19% of the Company’s fully diluted equity. The options’ exercise price is NIS 0.0143. 50% of the options would vest on February 16, 2011 and after then, every quarter 6.25% of the options would vest. The grant is conditional on enlarging the option pool as part of increasing the Company’s issued stock, changing the Company’s status from a shell company (as defined in the ‘Securities Exchange Act of 1934’) into an active one. As of the date of the financial statements, the option pool and the Company’s status were not enlarged.

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
NOTE 3:- UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.
NOTE 4:- CONTINGENT LIABILITIES, COMMITMENTS AND CHARGES
a.	Commitments to pay royalties to the Chief Scientist:
The subsidiary had obtained from the Office of the Chief Scientist of the State of Israel (“OCS”) grants for participation in research and development and, in return, the subsidiary is obligated to pay royalties amounting to 3% of the sales in the first three years from the beginning of the repayment and 3.5% of the sales from the fourth year up to the amount of the grant. The grant is linked to the exchange rate of the dollar and bears interest of LIBOR per annum. Through September 30, 2010, total grants obtained amount to approximately NIS 17,985.
The Company demands to receive from the OCS grants on behalf of expenses recorded in the year 2008 the amount of approximately NIS 3,200. As there is uncertainty regarding the receipt of the aforementioned amount, the Company did not record an asset in its financial statements. Since the beginning of 2009, the Company did not receive any grants from the OCS. The Company assumes the probability of receiving these grants is low.

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands (except share and per share data)
NOTE 4:- CONTINGENT LIABILITIES, COMMITMENTS AND CHARGES (Cont.)
b.	Commitments:
At the beginning of May 2010, the Company signed a short-term lease agreement with a new lessor for a period of three months.
On June 13, 2010, the Company cancelled for no consideration the abovementioned short-term lease agreement and entered into another short-term lease agreement, renewable on a monthly basis.
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
Pursuant to the Loan Agreement, the Company undertook to file a petition seeking relief under Chapter 11 of Title 11 of the United States Code, by which the Company will apply to the U.S. bankruptcy court for the District of Delaware to authorize approval of transactions and all other actions required according to a plan to be prepared by the Company and approved by Medgenesis in writing prior to any filing (the “Plan”). Further, the Company covenanted not to engage in certain conduct while Funds loaned under the Loan Agreement are outstanding, including (i) hiring employees; (ii) applying for any credit or loan from a banking institution; (iii) amending any of the Company’s organizational documents; and (iv) acting in any manner that would result in a material adverse effect on the Company or in non-compliance with the Plan. As of September 30, 2010, the outstanding loan balance, including unpaid interest at a rate of 4.0%, was $301,326.
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

On September 26, 2010, the Company and Medgenesis signed another loan agreement totaling up to $200,000. The purpose of the loan is to cover the Company’s current expenses, complete the Chapter 11 proceeding and settle some of the unsecured creditors’ claims based on the settlement approved by the Court and the relevant regulatory entities. The loan agreement is contingent on the Court’s approval of the Chapter 11 proceeding in Delaware (“the second loan”). As of September 30, 2010, the Company borrowed approximately NIS 50 (approximately $14,000) under the second loan.
On October 22, 2010, the Bankruptcy Court entered the Order Granting Motion Of Debtor And Debtor-In-Possession For Authority To Incur Unsecured Debt Under Loan Agreement And For Approval Of Loan Agreement, pursuant to which the Bankruptcy Court authorized the Company to incur up to an additional $200,000.00 under the second loan.
On October 26, 2010, the Bankruptcy Court entered the Order Approving Revised Disclosure Statement, pursuant to which the Bankruptcy Court approved the Company’s revised disclosure statement relating to its Plan and authorized the Company to solicit votes on the Plan. The Bankruptcy Court has scheduled December 20, 2010 for a hearing to consider confirmation of the Plan.
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
As of September 30, 2010, we held approximately NIS 58,000 (approximately $16,000) in cash and cash equivalents.
The Company and its Subsidiary have not generated any revenues and have not achieved profitable operations or positive cash flows from operations. The Company has an accumulated deficit of NIS 183,996,000 (approximately $50,203,000) as of September 30, 2010, and it incurred a net loss of NIS 420,000 (approximately $111,000) and negative cash flow from operating activities in the amount of NIS 2,098,000 (approximately $553,000) for the three month period ended September 30, 2010.
Based on the Company’s approved budget, which takes into account the expected expenses for operating the business as a debtor-in-possession, the Company believes that the remaining balance of Funds loaned to the Company pursuant to the Loan Agreement will be sufficient to support its activities for the twelve month period from the date of the financial statements included in this quarterly report on Form 10-Q. The Company’s liabilities include a tax provision in the amount of approximately NIS 1,295,000 (approximately $353,000). Based on its current financial condition, the Company will have to raise additional funds in order to redeem its long-term liabilities and to continue as a going concern. The current economic market environment is causing significant contraction in the credit and financing marketplace, and may make raising capital materially more difficult for the Company or may prevent the Company from raising the funds that it needs to continue its current operations and/or to pursue new opportunities.
Operating Activities
In the nine months ended on September 30, 2010, we used NIS 2,098,000 (approximately $553,000) and in the same period in 2009 we used NIS 3,081,000 (approximately $772,000). Cash used in operating activities in 2010 is primarily attributable to professional fees incurred in connection with the negotiation of the Loan Agreement and the filing of our Chapter 11 petition in Bankruptcy Court. Cash used in operating activities in the same period in 2009 is attributed mainly to fees incurred in connection with the KAST acquisition, which was not subsequently consummated.
Financing Activities
In November 2006, we raised net proceeds of NIS 40,635,000 (approximately $11,878,000) through the sale of Series A Convertible Bonds and Series 2 Warrants in a private placement. In June 2007, we raised net proceeds of NIS 18,336,000 (approximately $5,360,000) through the sale of Common Stock and Series 3 Warrants. In February 2009, we raised net proceeds of NIS 900,000 (approximately $215,000) through a private placement of our common stock and options to purchase shares of our common stock with an investor.
On April 29, 2010, we entered into the Loan Agreement, as described above under the heading “Overview”, pursuant to which Medgenesis agreed to loan the Company a total of $353,804 for payment of legal fees, including fees associated with retaining its current counsel for bankruptcy counseling, and for payment of all other outstanding obligations as may be required by the Plan (as defined below). As of September 30, 2010, the remaining open loan amount, including unpaid interest at a rate of 4.0%, was $301,326. In the nine months ended September 30, 2009,NIS 919,000 (approximately 230,000$) was provided from financing activities.

Investing Activities
In the nine month period ended September 30, 2010, we released NIS 52,000 (approximately $14,000) of restricted deposits, compared to NIS 481,000 (approximately $121,000) released in the same period in 2009.
Results of Operations
For the three and nine months ended September 30, 2010 and 2009
Revenues
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
Selling and Marketing Expense
Following our Board’s decision in April 2008 to shift the Company’s focus to the Urology Product, which was not yet in the marketing phase, we did not incur any selling or marketing expenses during the three months ended September 30, 2010, or during the corresponding period in 2009.
General and Administrative Expense
General and Administrative (G&A) expenses include salaries of all employees other than research and development employees and sales and marketing employees and other general expenses incurred by us that are not related to research and development or sales and marketing activities. G&A expenses for the three and nine months ended on September 30, 2010 decreased to NIS 522,000 and NIS 1,997,000, respectively (approximately $75,000 and $469,000, respectively) from NIS 443,000 and NIS 2,293,000, respectively (approximately $120,000 and $575,000 respectively) spent in the same period in 2009. This decrease was mainly due to the Company’s Board of Directors’ decision in October 2008 to suspend its activities and decrease the number of employees.
Financing Income
Financing income and/or expenses includes revaluations of certain balance sheet accounts that are linked to the U.S. Dollar exchange rate. Finance expenses, net for the three and nine months ended on September 30, 2010 decreased to NIS 102,000 and NIS 118,000, respectively (approximately $ 27,000 and $31,000, respectively) from NIS 91,000 and NIS 258,000, respectively (approximately $24,000 and $65,000, respectively) gained in the same periods in 2009.
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
Off-Balance Sheet Arrangements
Commitments to Pay Royalties to the Chief Scientist
TopSpin Israel obtains grants from the OCS for participation in research and development and, in return, is obligated to pay royalties amounting to 3% of sales during the first three years from the start date of the repayments and 3.5% of sales from the fourth year until the full repayment of the grants. The grants are linked to the exchange rate of the dollar and bear interest of LIBOR per annum. As of September 30, 2010, the total amount of the obligation equals approximately NIS 17,985,000 (approximately $4,907,000).
The Company filed an application to receive OCS grants in a total amount of NIS 3,200,000 (approximately $ 873,124) in consideration of expenses recorded in the year 2008. However, we believe that it is unlikely that we will receive such funds.
Office Lease Commitments
The company leased, until September 2010, approximately 5 square meters of office space in Kfar Shmaryhu. The monthly rental fees are 2,000 NIS (approximately $546), plus the applicable value-added tax. The lease agreement between the Company and Tapuz Clothing Industries Ltd, the Landlord, is perpetually renewed on a monthly basis. The lease agreement may be terminated by either side upon a 15 days’ notice period.
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
As of September 30, 2010, our management, including our Principal Financial Officer and the Chairman of the Board of Directors, who acts as our Principal Executive Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures and concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.
Changes in Internal Control Over Financial Reporting
There has been a change in our internal control over financial reporting during the three month period ended on September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting: the lack of resources within our finance department has resulted in an inadequate allocation of responsibilities with respect to the financial statement closing process, which we believe constitutes a material weakness in our internal control over financial reporting.
This material weakness results in a reasonable possibility that a material misstatement of the Company’s financial statements will not be prevented or detected on a timely basis for reporting periods after September 30, 2010.

PART II. OTHER INFORMATION
ITEM 6. EXHIBITS

Exhibit
Number	Description

10.1	Employment Agreement, dated September 26, 2010, between TopSpin Medical, Inc. and Uri Ben-Or.

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Certifications as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 15, 2010	TOPSPIN MEDICAL, INC.
	By:	/s/ Uri Ben-Or
Name: Uri Ben-Or Title: Principal Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Employment Agreement, dated September 26, 2010, between TopSpin Medical, Inc. and Uri Ben-Or.

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Certifications as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002