Form 10-K
period 2010-12-31
TOPSPIN MEDICAL INC
filed 2011-04-14
CIK 1211805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 333-144472
TOPSPIN MEDICAL, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	510394637
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
Lechi 25
Bnei-Brak
Israel
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicated by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
As of April [•], 2011, 11,645,405 shares of the registrant’s Common Stock, $0.001 par value per share, were outstanding. As of June 30, 2010 (the last day of the registrant’s second fiscal quarter), the aggregate market value of the common equity held by non-affiliates of the registrant was approximately NIS 58 million (approximately $16 million, based upon the New Israeli Shekel (“NIS”)/U.S. Dollar exchange rate of NIS 3.611 for every U.S. Dollar as of June 30, 2010). Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the Tel Aviv Stock Exchange on June 30, 2010. For purposes of determining this amount only, the registrant has defined affiliates as including the executive officers and directors of the registrant on June 30, 2010.

PART I
This Annual Report on Form 10-K of TopSpin Medical, Inc. and its subsidiaries (“TopSpin” or the “Company”, or “us”, or “we” or “our”) for the fiscal year ending December 31, 2010 contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Those statements are therefore entitled to the protection of the safe harbor provisions of these laws. These forward-looking statements, which are usually accompanied by words such as “may,” “might,” “will,” “should,” “could,” “intends,” “estimates,” “predicts,” “potential,” “continue,” “believes,” “anticipates,” “plans,” “expects” and similar expressions, involve risks and uncertainties, and relate to, without limitation, statements about our market opportunities, our strategy, our competition, our projected revenue and expense levels and the adequacy of our available cash resources. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or forecasted in, or implied by, such forward-looking statements.
Although we believe that the expectations reflected in these forward-looking statements are based upon reasonable assumptions, no assurance can be given that such expectations will be attained or that any deviations will not be material. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report on Form 10-K for the fiscal year ending December 31, 2010 may not occur and our actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We disclaim any obligation or undertaking to disseminate any updates or revision to any forward-looking statement contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.
Unless specified otherwise, all U.S. Dollar amounts in this Annual Report on Form 10-K are calculated using the NIS/U.S. Dollar exchange rate of NIS 3.549 for every U.S. Dollar as of December 31, 2010. Historical numbers are calculated according to historical exchange rates. Profit and loss numbers are calculated using average exchange rates for years 2009 and 2010.
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
On September 1, 2005, we issued securities to the public in Israel and our shares of common stock began to trade on the Tel Aviv Stock Exchange (TASE). In 2007, we registered some of our securities with the U.S. Securities and Exchange Commission (SEC). Our securities are traded only on the TASE in NIS. (See PART II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”—“Market for Common Equity and Related Stockholder Matters”). On February 4, 2010, the Tel Aviv Stock Exchange (TASE) notified the Company that it failed to satisfy the minimum requirement that issuers whose securities are listed on TASE maintain a minimum equity value of NIS 2 million (approximately $509,609). Following two extensions, the Company will need to comply with this minimum required on or before June 18, 2012 in order to retain its listing on TASE.
In October 2008, we paid NIS 12,513,000 (approximately $3,291,163) as part of a settlement with holders of our Series A Debentures (see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation”). In addition, grants due to us for the years 2007 and 2008 from the Office of the Chief Scientist of the Israeli Ministry of Industry, Trade and Labor (OCS), an Israeli governmental agency, were not paid. As a result of the combination of the substantial outlay of cash in connection with the settlement and the lack of cash inflow from the OCS grants, on October 27, 2008, we decided to terminate the employment of all of TopSpin Israel’s employees (excluding the finance department and employees who were pregnant or on maternity leave) and suspend our operational activities.
In February 2009, we raised an aggregate of NIS 900,000 (approximately $238,410) through the issuance of shares of our Common Stock to support efforts to continue our activities.
On January 27, 2010, the Company entered into an investment agreement (the “Investment Agreement”) with Medgenesis Partners Ltd., a private company organized under the laws of Israel and controlled by Ascher Shmulewits (“Medgenesis” and the “Stockholder”, respectively). Under the terms of the Investment Agreement, the Company agreed to issue to Medgenesis (i) 423,346 shares of Common Stock of the Company; (ii) a warrant to purchase 245,871 shares of Common Stock; and (iii) a warrant to purchase 116,129 shares of Common Shares, all in exchange for payment by Medgenesis in the amount of $211,673 and the cancellation of a certain warrant issued by the Company to the Stockholder pursuant to a certain agreement, dated February 2, 2009, filed with the Securities and Exchange Commission on February 5, 2009.

On February 1, 2010 Medgenesis transferred $53,804 pursuant to the Investment Agreement (“Initial Payment”). The Investment Agreement has not been consummated since the Company failed to fulfill a precondition to the Closing pursuant to the Investment Agreement. The Initial Payment has been converted into Funds (as defined below) pursuant to the Loan Agreement entered into between the parties, as further detailed below.
In addition, the Company, Medgenesis and the Stockholder entered into a memorandum of understanding pursuant to which Medgenesis and the Stockholder will assist the Company to acquire interests in commercial and/or industrial biotech companies and/or assets. We are currently pursuing acquisition options.
Under the terms of the Investment Agreement, on April 29, 2010, we entered into a loan agreement (the “Loan Agreement”) with Medgenesis, pursuant to which Medgenesis agreed to loan the Company a total of $353,804 (the “Funds”), consisting of: (i) $53,804 already paid to the Company on February 1, 2010, pursuant to the Investment Agreement and (ii) an additional $300,000 to be placed in an escrow account and to be disbursed pursuant to an Escrow Instruction Letter (the “Letter”), dated April 29, 2010, between the Company, Medgenesis and the escrow agent. The Loan Agreement and the Letter provide that the Company may use the Funds for payment of legal fees, including fees associated with retaining its current counsel for bankruptcy counseling advice, and for the payment of all other outstanding obligations as may be required by the Plan (as defined below). The Loan Agreement also provides for the termination of the Investment Agreement and all obligations of the parties there-under.
Pursuant to the Loan Agreement, the Company filed a petition seeking relief under Chapter 11 of Title 11 of the United States Code, pursuant to which the Company applied to the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) to authorize the approval of transactions and all other actions required according to a plan to be prepared by the Company and approved by Medgenesis in writing prior to any filing (the “Plan”). Further, the Company covenanted not to engage in certain conduct while Funds loaned under the Loan Agreement are outstanding, including (i) hiring employees; (ii) applying for any credit or loan from a banking institution; (iii) amending any of the Company’s organizational documents; and (iv) acting in any manner that would result in a material adverse effect on the Company or in non-compliance with the Plan.
On June 28, 2010 the Company received a letter from Medgenesis requesting full repayment of the loan because, at that time, the Company had not yet filed its Chapter 11 petition pursuant to the Loan Agreement. On June 29, 2010, Medgenesis withdrew the remaining amount from the escrow account. As of December 31, 2010, the outstanding loan balance, including unpaid interest at a rate of 4.0%, was $427,695.
On July 12, 2010, in accordance with the Loan Agreement, the Company filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code with the Bankruptcy Court (Case No. 10-12213 (CSS)). As part of the Plan that the Company submitted to the Bankruptcy Court, the Company requested that the Bankruptcy Court approve an increase in its registered capital, a reverse split of the Company’s reorganized Common Stock (as further detailed below) and the conversion of the outstanding Funds into Company’s shares of Common Stock (all under terms that have not yet been authorized by the Company’s shareholders).
On September 26, 2010, the Company and Medgenesis signed another loan agreement totaling up to $200,000. The purpose of the loan is to cover the Company’s then current expenses, complete the Chapter 11 proceeding and settle some of the unsecured creditors’ claims based on the settlement approved by the Bankruptcy Court and the relevant regulatory entities. The loan agreement was contingent on the Bankruptcy Court’s approval of the Chapter 11 proceeding in Delaware (the “Second Loan”). As of December 30, 2010, the Company borrowed approximately NIS 485,613 (approximately $136,831) under the Second Loan.
On October 22, 2010, the Bankruptcy Court entered the Order Granting Motion Of Debtor And Debtor-In-Possession For Authority To Incur Unsecured Debt Under Loan Agreement And For Approval Of Loan Agreement, pursuant to which the Bankruptcy Court authorized the Company to incur up to an additional $200,000.00 under the Second Loan.
On December 13, 2010 the Plan was approved by the general meeting of the equity interest holders of the Company, and on December 21, 2010 the Plan was approved by the Bankruptcy Court. In accordance with the provisions of the Plan, the consolidation of the capital of the Company was approved, in such way that each 500 shares par value US$0.001 US$ each shall be consolidated into 1 share par value US$0.001 US$ each, and each warrant exercisable into 1 share par value US$0.001 each, shall be exercisable into 0.0002 shares par value US$0.001 each, with the exercise price remaining the same. The Amended and Restated Certificate of Incorporation of the Company was amended, in such way that the authorized share capital of the Company was increased to a total of 50,000,000 shares par value US$0.001 each. The aforesaid amendments to the Amended and Restated Certificate of Incorporation of the Company and the authorized capital of the Company were executed on February 13, 2011. In the course of the Plan, on February 13, 2011 the Company has allocated 10,122,463 shares to a Medgenesis as a repayment of a debt of US$484,000 of the Company to Medgenesis.
We have not generated any revenues to date and have not achieved profitable operations or positive cash flows from operations. We have an accumulated deficit of NIS 184,432,000 (approximately $51,967,315) as of December 31, 2010, and have incurred a net loss of NIS 2,315,000 (approximately $620,145) and negative cash flow from operating activities in the amount of NIS 2,570,000 (approximately $688,454) for the year ended December 31, 2010.

Expenditures on Research and Development
From the time of our inception in 1999 through December 31, 2010, we invested a total of NIS 135,023,000 (approximately $35,513,677) in gross research and development expenses. We funded our research and development expenses from our own resources and from the OCS. Due to the suspension of our operations in October 2008, we have not engaged in any research and development activities in 2010.
Intellectual Property
As of December 31, 2010, TopSpin Israel owned one registered patent in the United States. TopSpin Israel holds the exclusive rights to U.S. Patent No. 6,704,594 entitled Magnetic Resonance Imaging Device, issued March 9, 2004 concerning the basic technology for local MRI imaging from a miniature imaging probe that expires on September 9, 2011.
TopSpin Israel also registered Israel patent No. 149945 which concerns our basic technology for local MRI imaging from a miniature probe; this patent was abandoned on November 24, 2010.
On January 24, 2010, we decided to discontinue the maintenance and development of our intellectual property due to management’s assessment that the Company will not be able to complete the development of our intellectual property or sell products based on such intellectual property.
Employees
Due to financial difficulties, as of December 31, 2010, we had only one full-time employee, Mr. Eitan Shtarkman, serving as the Company’s CEO. We do not have any other employees. The Company is also receiving services from CFO Direct Ltd., a company providing financial services through Mr. Uri Ben-Or, CPA serving as the Company’s CFO.
Our employee is not represented by a collective bargaining agreement, nor have we experienced any work stoppages. We believe that our relations with our remaining employee are good. As of December 31, 2010, we have not adopted a code of ethics but intend to do so if and when we restart our suspended activities or enter into new business activities.
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
Item 1A. Risk Factors.
Not applicable.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
From January 2010 to May 2010, we leased offices located at Rothschild 65, Tel Aviv, Israel for a monthly rent payment of NIS 4,200 (approximately $1,125). In May 2010, the lease expired and the Company vacated the premises and sold certain technological and office equipment and supplies.
On June 15, 2010, the Company entered into an agreement with Tapuz Clothing Industry Ltd (“Tapuz”), a company affiliated with Mr. Zvi Linkovsky, one our directors, pursuant to which Tapuz provides us with office space and services for a monthly payment of NIS 2,000 (approximately $536). The agreement with Tapuz is on a month-to-month basis. Both parties may terminate the agreement upon 15 days’ notice. We believe that this arrangement is sufficient to meet our current needs. However, in the long-term, we will reevaluate the need for additional facilities based on our growth and future needs with respect to management, administration, marketing and manufacturing requirements.
Item 3. Legal Proceedings.
The Company filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware, as detailed in Item 1 above. Except for the Chapter 11 proceedings, as of December 31, 2010, we were not a party to any material legal proceeding.
Item 4. Removed and Reserved.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Common Equity and Related Stockholder Matters
Our shares of Common Stock are listed for trading on the TASE. On February 28, 2008, 22,522 of our outstanding Series 1 Warrants were converted into shares of our Common Stock and all warrants that remained unexercised as of the close of business of such date expired and were delisted from TASE. The information below refers to shares of our Common Stock that are currently traded on TASE under the symbols “TOPMD”. Public trading of our Common Stock commenced on September 6, 2005.
On February 11, 2011, the Company filed an amended and restated certificate of incorporation with the Secretary of State of the State of Delaware (Restated Charter). Pursuant to the Restated Charter, the Company effected a reverse split of its common stock (Split), such that every 500 shares of the common stock existing prior to the Split were automatically combined into 1 share of the Company’s common stock (such combined common stock, the “New Common Stock”). Pursuant to the Restated Charter, the authorized capital stock of the Company was reduced to 50,000,000 shares of New Common Stock.
The following tables set forth, for the periods indicated, the range of high and low per share sale prices for our Common Stock as reported on TASE.
Common Stock

	2009
	High		Low
First Quarter	NIS	0.014	NIS	0.01
Second Quarter	NIS	0.053	NIS	0.01
Third Quarter	NIS	0.034	NIS	0.025
Fourth Quarter	NIS	0.03	NIS	0.018

	2010
	High		Low
First Quarter	NIS	0.022	NIS	0.014
Second Quarter	NIS	0.022	NIS	0.013
Third Quarter	NIS	0.015	NIS	0.01
Fourth Quarter	NIS	0.018	NIS	0.01
Holders of Securities
As of December 31, 2010, we had 34 stockholders.
Dividends
Holders of our Common Stock are entitled to equal ratable rights to dividends and distributions with respect to the Common Stock, as may be declared by the Board of Directors out of funds legally available. We have never declared any dividends on any of our securities, and do not intend to do so in the foreseeable future.

Securities Authorized For Issuance Under the Equity Compensation Plans
The following table sets forth the aggregate number of securities to be issued upon the exercise of outstanding options, warrants and rights under our equity compensation plans, and the number of securities remaining available for future issuance under our equity compensation plans as of December 31, 2010:
Equity Compensation Plan Information

Number of
securities
remaining
available for
future
issuance
		Weighted-		Weighted-		under
	Number of	average		average		equity
	securities to be	exercise price		exercise price		compensation
	issued upon	of		of		plans
	exercise of	outstanding		outstanding		(excluding
	outstanding	options,		options,		securities
	options,	warrants and		warrants and		reflected in
Plan category	warrants and Rights	rights		rights		column (a))
	(a)	(b)(1)				(c)
Equity compensation plans approved by security holders	0		0			0
Equity compensation plans not approved by security holders	232,813	NIS	0.003	USD	0.001	24,832,438

Total	232,813	NIS	0.003	USD	0.001	24,832,438
Item 6. Selected Financial Data.
Not applicable.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Financial Statements and Notes and the other financial information included elsewhere in this Annual Report on Form 10-K for the fiscal year ending December 31, 2010. In addition to historical information, this discussion and analysis contains forward-looking statements based on current expectations that involve risks, uncertainties and assumptions, such as our plans, objectives, expectations and intentions. Our actual results and the timing of events may differ materially from those anticipated in these forward-looking statements as a result of various factors.
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

This payment significantly reduced our cash resources, and, together with the discontinuation of grants from OCS, materially and adversely affected our business and the cash we have available to maintain research and development, marketing, and other activities conducted in the ordinary course of our business. Our reduced cash position caused us to suspend our activities as of October 27, 2008. We were forced to terminate all of our employees except three employees in our finance department and three employees who were on maternity leave at the time (each of whose employment was terminated prior to March 31, 2009), and we incurred termination fees in connection with the early termination of our property and motor vehicle lease. As of December 31, 2010, we employed only one full-time employee—our CEO—and our financial function is currently satisfied by third-party provider.
Critical Accounting Policies
The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (US GAAP), applied on a consistent basis, as follows:
Financial statements in NIS: A majority of the Company’s costs and expenses are incurred in New Israeli Shekels, or NIS. In addition, the Company finances its operations from mainly NIS denominated resources, mainly from equity raisings. The Company’s management believes that the NIS is the primary currency of the economic environment in which the Company operates. Thus, the functional currency of the Company is the NIS. Accordingly, monetary accounts maintained in currencies other than the NIS are re-measured into NIS in accordance with ASC 830 (formerly — SFAS No. 52), “Foreign Currency Matters”.
All transaction gains and losses of re-measured monetary balance sheet items are reflected in the statement of operations as financial income or expenses, as appropriate. Substantially all the operations and assets of the Company are conducted in NIS in Israel and it has no assets and operations in the US. The Company’s equity securities are traded in Israel in NIS. As such the Company’s management believes that the functional and reporting currency is NIS.
Use of estimates: The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosure of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ from those estimates.
Principles of consolidation: The consolidated financial statements include the accounts of the subsidiary over which the Company exercises control. Significant inter-company balances and transactions between the two companies have been eliminated in the consolidated financial statements.
Results of Operations
Years Ended December 31, 2009 and 2010
Revenue — We did not have any revenues in 2010 or 2009.
Research and Development — We had no research and development expenses in 2010 or 2009 due to suspension of operations in October 2008.
Marketing and Sales — We had no marketing and sales expenses in 2010 or 2009 due to suspension of operations in October 2008.

General and Administrative — General and administrative expenses consist primarily of professional fees, rent, office maintenance, payroll related expenses and directors’ fees. General and administrative expenses increased by approximately 30% to NIS 2,512,000 (approximately $672,917) in 2010 from NIS 1,930,000 (approximately $490,769) in 2009. This increase was the result of reorganization of the Company in connection with our bankruptcy proceedings.
Financial Income, Net — In 2010, our financial income decreased by 22% to NIS 197,000 (approximately $52,773) as compared to financial income of NIS 254,000 (approximately $64,588) in 2009. This decrease is attributable primarily to the interest expenses from related party loan and foreign currency translation adjustments.
Taxes on income — Since its formation, the Company has had no income from operations and has no deferred tax liabilities. As a result of the settlement with our bondholders in 2008, we recorded a reserve in the amount of NIS 1,344,000 (approximately $374,603) for possible tax payments.
Net Loss — Our net loss for 2010 was NIS 2,315,000 (approximately $620,145) compared to a net loss of NIS 1,676,000 (approximately $426,181) in 2009, an increase of approximately 40% which is attributable to a reorganization of the company in connection with out bankruptcy proceedings.
Liquidity and Capital Resources
We have not had any revenues from operations since our inception in September 1999. We financed our operations principally through private and public sales of equity securities, convertible notes and through grants from the Office of the Chief Scientist of the Israeli Ministry of Industry, Trade and Labor, an Israeli governmental agency.
In February 2009, we raised net proceeds of NIS 900,000 (approximately $236,717) through the sale of 240,000 shares of our common shares of $0.001 par value and 58,064,516 warrants exercisable into 116,129 common. Each warrant is exercisable into one common share for the exercise price of NIS 0.01 for a period of 4 years following the issuance date.
As of December 31, 2010, our assets were approximately NIS 82,000 (approximately $23,105), of which cash and cash equivalents were approximately NIS 33,000 (approximately $9,298). As of December 31, 2010, our liabilities were approximately NIS 1,975,000 (approximately $529,065).
We believe that our cash resources are insufficient for our operations at current levels for the next twelve months. We are contemplating and pursuing possibilities for new business activities for the Company and new avenues for raising capital.
We may not be able to raise additional funds required to resume our regular business operations or to engage in new fields of business that we may decide to pursue. The global stock and credit markets are experiencing significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in certain cases have resulted in the unavailability of certain types of financing. Continued uncertainty in the stock and credit markets may negatively affect our ability to raise necessary additional funds
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.

Item 8. Financial Statements and Supplementary Data.
TOPSPIN MEDICAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
TOPSPIN MEDICAL, INC.
We have audited the accompanying consolidated balance sheets of Topspin Medical, Inc. (“the Company”) and its subsidiary as of December 31, 2009 and 2010, and the related consolidated statements of operations, changes in shareholders’ deficiency and cash flows for each of the two years in the period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiary as of December 31, 2009 and 2010 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1b and 1c in the last quarter of 2009, the Company terminated the employment of most of its employees and suspended its operational activities. On July 7, 2010 the Company’s board of directors unanimously approved the filing of chapter 11 (see note 1d). The Company has incurred losses in the amount of NIS 2,315 thousand during the year ended December 31, 2010 and has an accumulated deficit in the amount of NIS 184,432 thousand as of that date. These factors, among other factors described in that Note, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the carrying amounts and classification of assets and liabilities that might result should the Company be unable to continue to operate as a going concern.

Tal Aviv, Israel	KOST FORER GABBAY & KASIERER
April 14, 2011	A Member of Ernst & Young Global

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
NIS in thousands (except share and per share data)

		December 31,
	Note	2009	2010

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	3	1,002	33
Other receivables and prepaid expenses	4	242	49
Restricted deposits	9d	59	—

		1,303	82

PROPERTY AND EQUIPMENT, NET	5	9	—

		1,312	82

The accompanying notes are an integral part of the consolidated financial statements.

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
NIS in thousands (except share and per share data)

		December 31,
	Note	2009	2010

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Trade payables	6	140	658
Other payables and accrued expenses	7	1,011	63
Liabilities in respect of options to employees and consultants	11	3	—
Tax provision	13	1,334	1,254

		2,488	1,975

CONTINGENT LIABILITIES, COMMITMENTS AND CHARGES	8

SHAREHOLDERS’ DEFICIENCY:	10
Share capital:
Common shares of $0.001 par value:
Authorized 2,000,000 shares as of December 31, 2009 and 2010; Issued and outstanding 1,522,942 shares as of December 31, 2009 and 2010		6	6
Additional paid-in capital		180,935	181,015
Receipts on account of shares		—	1,518
Accumulated deficit		(182,117)	(184,432)

		(1,176)	(1,893)

		1,312	82

The accompanying notes are an integral part of the consolidated financial statements.

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
NIS in thousands (except share and per share data)

		Year ended
		December 31,
	Note	2009	2010

General and administrative expenses		1,930	2,512

Financial income, net	12	254	197

Net loss		(1,676)	(2,315)

Basic and diluted net loss per Common share		(1.1)	(1.52)

Weighted average number of Common shares outstanding used in basic and diluted net loss per share calculation		1,522,942	1,522,942

The accompanying notes are an integral part of the consolidated financial statements.

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIENCY
NIS in thousands (except share data)

	Number of
	outstanding			Additional	Receipts		Total
	shares	Share		paid-in	on account	Accumulated	shareholders’
	Common **)	capital		capital	of shares	deficit	deficiency

Balance as of January 1, 2009	1,273,742	5		179,639	—	(180,441)	(797)

Exercise of options	9,200	—	*)	19	—	—	19
Issuance of Common shares and warrants (series 3)	240,000	1		899	—	—	900
Classification of liability into equity in respect of exercise of options	—	—		161	—	—	161
Stock-based compensation expense	—	—		217	—	—	217
Net loss	—	—		—	—	(1,676)	(1,676)

Balance as of December 31, 2009	1,522,942	6		180,935	—	(182,117)	(1,176)

Stock-based compensation expense				80	—	—	80
Receipts on account of shares	—	—		—	1,518	—	1,518
Net loss	—	—		—	—	(2,315)	(2,315)

Balance as of December 31, 2010	1,522,942	6		181,015	1,518	(184,432)	(1,893)

*)	Represents an amount lower than $1 thousand.

**)
In December 2010, the Company recorded a share consolidation of 500 for one against all shares of the Company, see Note 1d. Accordingly, all share and per share data in the financial statements were retroactively adjusted to reflect the share consolidation.

The accompanying notes are an integral part of the consolidated financial statements.

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NIS in thousands

	Year ended
	December 31,
	2009	2010

Cash flows from operating activities:

Net loss	(1,676)	(2,315)
Adjustments to reconcile net loss to net cash used in operating activities (a)	(2,123)	(255)

Net cash used in operating activities	(3,799)	(2,570)

Cash flows from investing activities:

Change in restricted deposits, net	503	59
Purchase of property and equipment	(6)	—

Net cash provided by investing activities	497	59

Cash flows from financing activities:

Exercise of stock options and warrants	19	—
Proceeds from issuance of shares and warrants (series 3), net of issuance expenses	900	—
Loan from related party	—	1,542

Net cash provided by financing activities	919	1,542

Decrease in cash and cash equivalents	(2,383)	(969)
Cash and cash equivalents at the beginning of the year	3,385	1,002

Cash and cash equivalents at the end of the year	1,002	33

The accompanying notes are an integral part of the consolidated financial statements.

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NIS in thousands

	Year ended
	December 31,
	2009	2010

(a) Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	7	9
Interest on loan from related party	—	(24)
Change in fair value of liability in respect of warrants (series 2)	(250)	—
Change in fair value of embedded derivative	(500)	—
Stock-based compensation	217	80
Change in fair value and amortization of stock options classified as a liability	115	—
Accrued severance pay, net	(270)	—
Decrease in other receivables and prepaid expenses	192	193
Increase (decrease) in trade payables	(315)	518
Decrease in liabilities in respect of options to employees and consultants	—	(3)
Decrease in tax provision, other payables and accrued expenses	(1,319)	(1,028)

Total adjustments	(2,123)	(255)

(b) Supplemental disclosure of non cash flows activities:

Classification of liabilities into equity	161	—

Loan converted into receipts on account of shares	—	1,518

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

b.
Since the suspension of the Company’s operational activity and as of the date of the financial statements the Company is not engaged in any operational activity. Additionally, in January 2010, Company’s management decided to suspend the support in protection of its intellectual property (registered patent and patent applications).

c.
The Group has not generated any revenues and has not achieved profitable operations or positive cash flows from operations. The Company has an accumulated deficit of NIS 184,432 as of December 31, 2010, and it incurred a net loss of NIS 2,315 and negative cash flows from operating activities in the amount of NIS 2,570 for the year ended December 31, 2010.

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

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands, except share and per share data
NOTE 1:- GENERAL (Cont.)
d.
On July 7, 2010 the Company’s Board of Directors unanimously approved the filing of Chapter 11. Subject to the approval of the Company’s request the Company will be able to increase its capital, change its capital structure and convert the loan from with Medgenesis Partners Ltd. (“Medgenesis”), a private company incorporated under the laws of Israel and controlled by Mr. Ascher Shmuelevich (“the Investor” and “the Shareholder”, respectively) (see details on the loan in note 14b). The request was filed in Delaware on July 12, 2010.

As part of the restructuring plan, the Company requested the Bankruptcy Court to approve an increase in its registered capital, approve a reverse split of the Company’s reorganized Common Stock and approve converting the Medgenesis loan into Company’s common stock (under terms that have not yet been authorized by the Bankruptcy Court or the Company’s shareholders).

On August 30, 2010, the United Stated Bankruptcy Court — District of Delaware approved the Chapter 11 settlement sought by the Company (“the first proposed settlement”). The first proposed settlement consists of capital consolidation at a ratio of 1:500 without derogating from the rights arising from holding the Company’s shares or stock options. The first proposed settlement also prescribes that following the capital consolidation, 2,806,524 of the Company’s shares will be allocated to Medgenesis against the waiver of the first loan which as of the date of the approval of the first proposed settlement amounted to approximately $284 thousand. According to the first proposed settlement, after said share allocation, Medgenesis would hold 55.94% of the Company’s issued and outstanding share capital and the Shareholder would hold directly and through Medgenesis 71.7% of the issued and outstanding share capital.

On October 4, 2010, the Company’s Audit Committee and Board of Directors approved an amended Chapter 11 settlement (“the settlement”) according to which:
1.	A capital consolidation at a ratio of 1:500 will be carried out in the context of the consolidation.

2.	The conversion of loans totaling $484 thousand which were extended and/or will be extended to the Company by Medgenesis into 10,122,463 Company’s shares.

According to the settlement, after the share allocation, Medgenesis would hold 86.92% of the Company’s issued and outstanding share capital and the Shareholder would hold directly and through Medgenesis 88.68% of the issued and outstanding share capital.

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands, except share and per share data
NOTE 1:- GENERAL (Cont.)

On December 13, 2010 the settlement was approved by the Company’s general shareholders’ meeting. Accordingly, the capital consolidation was approved and the shares allocation was performed as described above. See more information on note 10b6. On December 21, 2010 the court approved the settlement. As of December 31, 2010 the shares were not issued to the Shareholder and Medgenesis.

e.	On March 18, 2010, due to lack of resources, the Company’s Board of Directors terminated the employment of the Company’s remaining finance department employees.

On April 28, 2010, the Company’s Board of Directors rescinded the termination of one finance employee of the Company and appointed her as controller and secretary of the Company. On September 12, 2010, the Company’s controller ceased her employment with the Company. On September 20, 2010, an outsourcing company provided financial services to the Company including a chief financial officer services.

f.
The Company’s management is currently operating to raise the necessary funds for the operation of the company and for finding operational activity for the Company in the field of life science or other fields.

g.
On February 4, 2010, the Tel Aviv Stock Exchange (“TASE”) notified the Company that it does not comply with the maintenance regulations since the Company’s equity is lower than NIS 2,000 in the last four reporting quarters. The Company was given an extension until June 30, 2010 to increase its equity.

On July 18, the Company received notification from TASE that w the Company’s shares will be transfer to the maintenance list beginning July 19, 2010. The Company was given an extension until July 18, 2012 to increase its equity, otherwise, its shares will be eliminated from trading commencing July 20, 2012.

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

Accordingly, monetary accounts maintained in currencies other than the NIS are re-measured into NIS in accordance with ASC 830, “Foreign Currency Matters”.
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

The Company’s long-lived assets are reviewed for impairment in accordance with ASC 360, “Property, Plant and Equipment”, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of the asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. For the year ended December 31, 2010, no impairment losses on its property and equipment were recorded.

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

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands, except share and per share data
NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Commencing 2009, the Company has defined deposited funds for all of its employees, pursuant to section 14 to the Severance Pay Law, under which, the Company pays fixed contributions and will have no legal or constructive obligations to pay further contributions upon termination of employees. As of December 31, 2010 the Company terminated the employment of all its employees.

Severance pay expenses for the years ended December 31, 2009 and 2010 amounted to approximately NIS 54 and NIS 16, respectively.

h.	Stock-based compensation:

ASC 718 requires the use of a valuation model to calculate the fair value of stock based awards. The Company has elected to use the binomial pricing model to determine the fair value of stock based awards on the dates of grant.

The following assumptions were used to estimate the fair value of the stock options granted during the years ended December 31, 2008, 2009 and 2010:

The Company recognizes compensation expenses for the value of its options based on the accelerated method over the requisite service period of the options.

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands, except share and per share data
NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (Cont.)
The Company estimates the fair value of stock options granted using the Binomial model with the following assumptions:

Binomial model	2009
Dividend yield	0%
Expected volatility	113%-136.4%
Risk-free interest rate	4.5%
Suboptimal exercise factor	3.09 for employees,
3.56 for officers

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

The Company applies ASC 718 and ASC 505-50, “Equity-Based Payment to Non-employees”, with respect to options issued to non-employees. ASC 718 requires the use of option valuation models to measure the fair value of the options and warrants. The Company uses the Binomial model to measure the fair value of options granted to non-employees. In 2010, no options were granted to non-employees.

i.	Fair value of financial instruments:

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

Basic net loss per share is computed based on the weighted average number of Common shares outstanding during each year. Diluted net loss per share is computed based on the weighted average number of Common shares outstanding during each period, plus dilutive potential Common shares considered outstanding during the year in accordance with ASC 260, “Earning per Share”. All outstanding stock options have been excluded from the calculation of the diluted loss per Common share because all such securities are anti-dilutive for each of the periods presented.

k.	Concentration of credit risks:

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

l.	Income taxes:

The Group accounts for income taxes in accordance with ASC 740 (, “Income Taxes”. This Statement prescribes the use of the liability method, whereby deferred tax assets and liability account balances are calculated for temporary differences between financial reporting and tax bases of assets and liabilities and net operating loss carryforward. The deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The Company and its subsidiary provide a valuation allowance if necessary, to reduce deferred tax assets to their estimated realizable value.

As for tax uncertainties, the Statement establishes a single model to address accounting for uncertain tax positions. The Statement clarified the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The Statement also provides guidance on recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company elected to classify interest expenses and penalties recognized in the financial statements as income taxes. For the years 2009 and 2010, no penalties were recognized.

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands, except share and per share data
NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (Cont.)
m.	Impact of recently issued Accounting Standards:

Adoption of New Accounting Standards during the period:

ASU 2010-06 — In January 2010, the FASB updated the “Fair Value Measurements Disclosures” codified in ASC 820. More specifically, this update require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This update clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value, and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. As applicable to the Company, this update became effective as of the first quarter ended December 31, 2010, except for the gross presentation of the Level 3 roll forward information, which is required for annual reporting of December 31, 2010. The adoption of the new guidance did not have a material impact on its consolidated financial statements.

NOTE 3:- CASH AND CASH EQUIVALENTS

	December 31,
	2009	2010

In New Israeli Shekels	978	9
In other currencies (mainly in U.S. dollars)	24	24

	1,002	33

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands, except share and per share data
NOTE 4:- OTHER RECEIVABLES AND PREPAID EXPENSES

	December 31,
	2009	2010

Prepaid expenses and suppliers advances	8	9
Government of Israel — VAT refund	45	37
Deduction of tax	175	—
Prepaid lease and other	14	3

	242	49

NOTE 5:- PROPERTY AND EQUIPMENT, NET

	December 31,
	2009	2010

Cost:

Computers and software	36	36
Office furniture and equipment	17	17

	53	53

Accumulated depreciation:

Computers and software	29	36
Office furniture and equipment	15	17

	44	53

	9	—

Depreciation expenses amounted to NIS 7 and NIS 9 for the years ended December 31, 2009 and 2010, respectively.
NOTE 6:- TRADE PAYABLES

	December 31,
	2009	2010

Open accounts	98	198
Accrued expenses	—	455
Notes payable	42	5

	140	658

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands, except share and per share data
NOTE 7:- OTHER PAYABLES AND ACCRUED EXPENSES

	December 31,
	2009	2010

Provision for payroll and related expenses	49	—
Vacation pay and recreation pay	11	—
Accrued expenses	951	63

	1,011	63

NOTE 8:- CONTINGENT LIABILITIES, COMMITMENTS AND CHARGES
Commitments to pay royalties to the Chief Scientist:
The Company’s subsidiary participated in program sponsored by the Israeli Government for the support of research and development activities. The Company is obligated to pay royalties to the Office of the Chief Scientist (“OCS”), amounting to 3%-3.5% of the sales of the products and other related revenues generated from such projects, up to 100% of the grants received, linked to the U.S. dollar and bearing interest at the rate of LIBOR. The obligation to pay these royalties is contingent on actual sales of the products and in the absence of such sales, no payment is required.
As of December 31, 2010, the Company had not paid or accrued royalties to the OCS and its outstanding contingent obligation for royalties amounted to approximately NIS 17,985 plus interest.
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

The warrants (series 2) are convertible into 50,000 Common shares of the Company, par value $0.001, such that each warrant is exercisable into one Common share of the Company in consideration of NIS 0.84 linked to the Israeli Consumer Price Index.

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

e.
On October 12, 2008, following the settlement, the bonds were converted into 900,000 shares of Common stock (see also Note 10b2). On October 26, 2008, the amount was paid in such a manner that each bond was exercisable into one share of Common stock of the Company, in consideration for a cash payment of NIS 0.0.250263.

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

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands, except share and per share data
NOTE 9:- CONVERTIBLE DEBENTURES AND WARRANTS (Cont.)
g.	Series 2 expired on May 31, 2009. As a result, the entire liability in the amount of NIS 250 on account of series 2 was written off against finance expenses.

h.	Due to the implementation of the Settlement Agreement, the Company recorded a tax provision in its financial statements (see Note 13).

i.
The Company had 22,800,000 registered options (series 1) which were exercisable into 45,600 Common shares of $0.001 par value with an exercise price of NIS 1.1 per share, linked to the changes in the dollar/NIS exchange rate from August 25, 2005. The options were exercisable up to February 28, 2008. In February 2008, 22,522 options (series 1) have been exercised and the rest have been forfeited.

NOTE 10:- SHAREHOLDERS’ DEFICIENCY
a.	Composition of share capital:

The Company’s authorized Common stock consists of 2,000,000 shares with a par value of $0.001 per share. All shares have equal voting rights and are entitled to one non-cumulative vote per share in all matters to be voted upon by shareholders. The shares have no preemptive, subscription, conversion or redemption rights and may be issued only as fully paid and non-assessable shares. Holders of the Common stock are entitled to equal ratable rights to dividends and distributions with respect to the Common stock, as may be declared by the Board of Directors out of funds legally available. The Common stock are listed and publicly traded on the Tel-Aviv Stock Exchange (“TASE”).

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

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands, except share and per share data
NOTE 10:- SHAREHOLDERS’ DEFICIENCY (Cont.)

On June 6, 2007, the Company issued 48,797 shares of Common stock which are listed for trade on the TASE together with 12,199,201 warrants C (series 3) that are listed for trade on the TASE since September 17, 2007. The issued securities were issued in consideration for NIS 1.586 in cash per Unit. The total net proceeds from the issuance amounted to approximately NIS 18,336 (net of issuance expenses of NIS 1,013).

Each warrant (series 3) was exercisable into one share of Common stock of the Company until June 30, 2009, in consideration for a cash payment of NIS 0.84.

On June 30, 2009, no warrants (series 3) were exercised and all were forfeited.

2.	On October 12, 2008, the Company issued 900,000 shares of Common stock following the settlement with convertible bond holders (see Note 9e).

3.
On February 2, 2009, the Company entered into a private placement agreement with an investor. According to the agreement, the Company issued 240,000 Common shares of $0.001 par value and 58,064,516 warrants exercisable into 116,129 Common shares of the Company for total consideration of NIS 900,000. Each warrant is exercisable into one Common share for the exercise price of NIS 0.01 for a period of 4 years following the issuance date. According to the Binomial model, with 92.96% volatility and 3.39% risk-free interest rate, the fair value of the warrants amounted to approximately NIS 401,000.

4.
On July 15, 2009, the Board of Directors decided to obtain the approval of the shareholders of the Company to increase the registered capital of the Company by 500,000 shares of Common stock and to amend the corporation’s certificate of incorporation whereby the total number of authorized shares of Common stock shall be increased by 500,000 shares.

A shareholders’ meeting was set for September 3, 2009. Since a sufficient quorum was not present at the shareholders’ meeting, the number of authorized shares of the Company was not increased. As of December 31, 2010, the increase in the Company’s number of authorized shares has not been approved.

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands, except share and per share data
NOTE 10:- SHAREHOLDERS’ DEFICIENCY (Cont.)
5.
On January 27, 2010, the Company entered into an investment agreement (“the Agreement”) with Medgenesis Partners Ltd. (“Medgenesis”), a private company incorporated under the laws of Israel and controlled by Mr. Ascher Shmuelevich (“the Investor” and “the Shareholder”, respectively). Under the terms of the Agreement, the Company will issue to the Investor: (i) 423,346 Common shares of the Company, par value $0.001; (ii) a warrant to purchase 245,871 Common shares (“the Investment Warrant”); and (iii) a warrant to purchase 116,129 Common shares (“the Substituted Warrant”, and together with the shares and the Investment Warrant, “the Securities”) in exchange for payment by the Investor of the amount of $212 thousand and the cancellation of a certain warrant issued by the Company to the Shareholder pursuant to a certain agreement, dated February 2, 2009, filed with the Securities and Exchange Commission on February 5, 2009 (“the Cancelled Warrant”) (collectively, “the Transaction”). The Common shares and the Investment Warrant will constitute 33.25% of the Company’s fully diluted equity. In total, the investor will hold privately and through Medgenesis 43.4% of the Company’s fully diluted equity. All the Securities issued in connection with the Agreement will be subject to certain transfer restrictions in compliance with U.S. and Israeli securities laws.

In addition, the Company, Medgenesis and the Shareholder signed an understanding agreement according to which they would assist the Company to acquire a commercial and industrial bio-tech activity.

On April 28, 2010, the investment agreement described above was cancelled and replaced by a loan agreement. See note 14b.

5.
On February 4, 2010, the Tel Aviv Stock Exchange (TASE) notified the Company that it does not withstand the maintenance regulations due to having equity lower than NIS 2 million in the last four reporting quarters. For more information see note 1g.

6.
On February 13, 2011 the Company effected the Chapter 11 settlement (see note 1d) according to which the Company’s capital structure was modified effective from that date. The Company’s authorized share capital increased to 50,000,000 shares of $0.001 par value each. The Company also initiated a proceeding for swapping the (unquoted) share and warrant certificates with the holders of shares and warrants that are registered at the registry of the Company’s shareholders and warrant holders. In addition, as part of the settlement, on February 13, 2011, the Company completed the allocation of 10,122,463 shares to Medgenesis against the write off of the Company’s debt totaling $484 thousand.

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands, except share and per share data
NOTE 11:- STOCK-BASED COMPENSATION
a.
The Company grants options to its employees, directors and consultants under the 2001 and 2003 Share Option Plans. As of December 31, 2010, there are 24,832,438 options available for future grant. Any options, which are canceled or forfeited before the expiration date, become available for future grants.

b.
On February 26, 2009, the Board of Directors approved an increase of an additional 25,000,000 shares of Common stock to be granted under the 2003 Israeli Share Option Plan. On January 24, 2010, the Board of Directors cancelled this decision.

c.
On December 30, 2008, the Board of Directors approved agreements with the former CEO, Yaron Tal, and the former CFO, Eyal Kolka, which include a modification to their option terms. According to the agreements:

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
According to ASC 718, modifications of the expiration date and reduction in the exercise price of the options are treated as an exchange of the original award, resulting in additional compensation expenses based on the differences between the fair value of the new award and the original award immediately before modification. Compensation expenses were recognized immediately as the modified options were fully vested. As a result of the modification, the Company recorded additional compensation expenses in the amount of approximately NIS 31 in 2008, using the Binomial model.

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands, except share and per share data
NOTE 11:- STOCK-BASED COMPENSATION (Cont.)
d.
On March 2, 2010, the Board of Directors approved to grant Mr. Zvi Linkovski, director in the Company, 10 million options which are exercisable into 10 million Common shares of $0.001 par value each constituting 1.19% of the Company’s fully diluted equity. The options’ exercise price is NIS 0.0143. 50% of the options would vest on February 16, 2011 and after then, every quarter 6.25% of the options would vest. The grant is conditional on expanding the option pool as part of increasing the Company’s issued stock, changing the Company’s status from a shell company (as defined in the ‘Securities Exchange Act of 1934’) into an active one. As of the date of the financial statements, the option pool and the Company’s status were not expanded. The compensation resulting from the grant amounted to approximately NIS 83.

e.	Options to employees:

A summary of the Company’s share option activities for options granted to employees under the plans excluding performance based options is as follows:

			Weighted
			average
		Weighted	remaining
		average	contractual	Aggregate
		exercise	terms	intrinsic
	Number	price (*)	(in years)	Value

Options outstanding at January 1, 2010	11,232,813	0.015	1.44	0.8
Options granted	—
Options exercised	—
Options forfeited and expired	(11,000,000)	0.015

Options outstanding at December 31, 2010	232,813	0.003	0.40	0.3

Options vested and expected to vest at December 31, 2010	232,813	0.003	0.40	0.3

Options exercisable at December 31, 2010	232,813	0.003	0.40	0.3

(*)	Exercise prices for options granted before 2009 were denominated in U.S. dollars, while exercise prices for options granted in 2009 were denominated in NIS.

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands, except share and per share data
NOTE 11:- STOCK-BASED COMPENSATION (Cont.)
The aggregate intrinsic value in the tables above represents the total intrinsic value (the difference between the Company’s closing stock price on the last trading day of December 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2010. This amount changes based on the fair market value of the Company’s stock.
As of December 31, 2010, there was NIS 62 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted to employees under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 3 years.
On December 10, 2009 two of the Company’s directors resigned. As a result 9,500,000 of their unvested options were forfeited. On March 10, 2010 the remaining 9,500,000 of the directors vested options became forfeited.
Compensation expenses (income) related to options granted to employees were recorded to research and development expenses and general and administrative expenses, as follows:

	Year ended
	December 31,
	2009	2010

Research and development expenses	(8)	—
General and administrative expenses	340	80

	332	80

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands, except share and per share data
NOTE 11:- STOCK-BASED COMPENSATION (Cont.)
f.	Options to non-employees:

A summary of the Company’s share option activities for options granted to non-employees under the plans excluding performance-based options is as follows:

Weighted
average
		Weighted	remaining
		average	contractual
		exercise	terms
	Number	price	(in years)

Options outstanding at January 1, 2010	566,010	1.31	4.04

Options expired	(566,010)	1.31

Options outstanding at December 31, 2010	—

The Company accounted for its options to non-employees under the fair value method in accordance of ASC 718 (formerly SFAS 123(R)) and ASC 505 (formerly EITF 96-18). The fair value for options granted to non-employees was estimated according to the principles determined in ASC 718 based on binomial option pricing model and amounts to approximately NIS 4. For the weighted-average assumptions see Note 2h.
A summary of the activity under the performance share-based options granted to non-employees is as follows:

Weighted
average
		Weighted	remaining
		average	contractual
		exercise	terms
	Number	price	(in years)

Options outstanding at January 1, 2010	900,000	0.42	6.7

Options expired	(900,000)	0.42

Options outstanding at December 31, 2010	—

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands, except share and per share data
NOTE 12:- FINANCIAL INCOME, NET

	Year ended
	December 31,
	2009	2010

Bank commissions	(7)	(16)
Interest income (expenses)	3	(34)
Change in fair value of liability in respect of warrants	250	—
Gain (loss) from exchange rates differences	(2)	177
Gain on short-term deposits	10	70

	254	197

NOTE 13:- INCOME TAXES
a.	Tax laws applicable to the companies:
1.	The Company is taxed under U.S. tax laws.

2.	The subsidiary is taxed under the Israeli Income Tax Ordinance.
b.	Tax assessments:

The Company has not received final tax assessments since its incorporation. The subsidiary has tax assessments considered as final through 2005.

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands, except share and per share data
NOTE 13:- INCOME TAXES (Cont.)
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

In the year ended December 31, 2010, the main reconciling items from the statutory tax rate of the Company (25%) to the effective tax rate (0%) are carryforward tax losses for which a full valuation allowance was provided.

Carryforward tax losses of the Company amount to approximately NIS 42,000 as of December 31, 2010. According to the tax laws in the U.S., these losses may be gradually carried forward until 2025. Carryforward tax losses of the subsidiary in Israel, which may be carried forward for an indefinite period, total approximately NIS 134,000 as of December 31, 2010. Deferred tax assets relating to these carryforward losses were not recorded due to the uncertainty of their utilization and as a result, the Company provided a valuation allowance on the total amount of the deferred assets.

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands, except share and per share data
NOTE 13:- INCOME TAXES (Cont.)
e.	Deferred tax assets:

Significant components of the Company’s deferred tax assets are as follows:

December 31, 2010

Tax assets with respect to tax loss carryforwards	38,820
Less — valuation allowance	(38,820)

Net deferred tax assets	—

Realization of deferred tax assets is depended on generating sufficient taxable income in the period that the deferred tax assets are realized. Based upon all available information and because of the Company’s lack of earnings history, deferred tax assets have been fully offset by a valuation allowance.

The Company has not been assessed for tax purposes since incorporation.

f.	Tax provision:

In 2008, as a result of the Settlement Agreement (see Note 9d), the Company recorded taxable income. The Company believes it has reasonable arguments to enable it to offset the taxable income against taxable losses from other sources. Due to uncertainties with respect to this matter and in accordance with ASC 740, “Income Taxes”, the Company has provided NIS 1,254 (2009 — NIS 1,344) for the potential tax exposure. The subsidiary filed its tax return in the U.S. during 2009.

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands, except share and per share data
NOTE 14:- RELATED PARTY TRANSACTIONS
a.	Investment agreement:

On January 27, 2010, the Company entered into an investment agreement (“the Agreement”) with Medgenesis Partners Ltd. (“Medgenesis”), a private company incorporated under the laws of Israel and controlled by Mr. Ascher Shmuelevich (“the Investor” and “the Shareholder”, respectively). For more information see note 10b5.

b.	Loan agreement:

On April 28, 2010 the Company’s Board of Directors entered into a loan and escrow agreement with Medgenesis. Pursuant to the loan agreement, Medgenesis will lend the Company approximately $354 thousand. An amount of $54 thousand was paid to the Company on February 1, 2010, and pursuant to the Investment Agreement (see a above), was used for on-going expenses of the Company. The remaining amount of $300 thousand was placed in escrow.

This amount was used for Chapter 11 proceedings in the U.S. as follows:
1.
An amount of $100,000 will be paid to the Company’s law firm in the United Stated ($25,000 on account of legal services rendered in the past and $75,000 on account of expected legal fees in connection with the Chapter 11 proceeding) for handling the filing of the Chapter 11 application to the Delaware Court.

2.
An amount of $200,000 will be paid once Medgenesis grants the order or at the close of the Chapter 11 proceeding and after all the required regulatory and corporate approvals are obtained, provided that a vesting event has not occurred. Upon the occurrence of a vesting event, all the funds still held with the trustee will be returned to Medgensis. A vesting event will occur in the following circumstances: (1) four weeks from the date of signing the loan agreement if the Company does not file for Chapter 11, (2) 90 days after filing for Chapter 11 in the event that the Court does not approve the application, (3) the Company does not complete the Chapter 11 proceeding and does not obtain all the required approvals from the Delaware Court, the Stock Exchange and the SEC within 120 days, (4) the Company is removed from the list of traded companies with no possibility of returning to be traded on the Stock Exchange, (5) the Company initiates liquidation proceedings, a claim is filed against the Company in respect of all or substantially all of its assets or the Company does not meet material conditions of the loan agreement.

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
On June 28, 2010 the Company received a letter from Medgenesis requesting full payment of the loan since as of June 29, 2010 the Company has not yet filed Chapter 11. On June 29, 2010 Medgenesis withdrew the remaining amount from the escrow account.
On September 26, 2010, the Company and Medgenesis signed another loan agreement totaling up to $200 thousand to cover the Company’s current expenses, complete the Chapter 11 proceeding and settle some of the unsecured creditors’ claims in accordance with the settlement approved by the Court. As of December 31, 2010, the Company received approximately NIS 486 (approximately $137 thousand).
As of December 31, 2010, the Company’s outstanding debt to Medgenesis approximates $428 thousand (for both loans).
Following the approval of the Chapter 11 proceedings by the Company’s general shareholders’ meeting on December 13, 2010 and by the court on December 21, 2010, as of the date of the financial statements the outstanding debt was classified as receipts on account of shares.
NOTE 15:- SUBSEQUENT EVENTS
For details on capital consolidation, increasing capital and private allocation, see note 10b6.

Item 9A. Controls and Procedures.
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
The Company’s principal executive officer and its principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures, as of the end of the period covered by this report. Based on that evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.
Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) or Exchange Act Rule 15d-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Management
As of December 31, 2010, our directors and executive officers, their ages and positions held, were as follows:

Name	Age	Position
Ran Ben-Or (1)(2)(3)(4)	47	Director
Zvi Linkovsy (2)	60	Director
Orly Ben Ami (2)(4)	45	Director

Eran Feldhay (1)(2)(4)	38	Director
Hanan Waksman (4)(5)	36	Director

Uri Ben-Or (6)	40	Chief Financial Officer

(1)	Directors were elected at the annual general meeting on December 10, 2008.

(2)	Member of the Audit Committee.

(3)	Audit Committee financial expert.

(4)	Independent Directors.

(5)	Directors were nominated on June 9th, 201

(6)	On September 20, 2010, Mr. Uri Ben-Or began to serve as the Finance Officer of both TopSpin and TopSpin Israel.
The following is a brief account of the education and business experience during the past five years of each director, executive officer and key employee, indicating the principal occupation during that period of time, and the name and principal business of the organization in which such occupation and employment were carried out:
Ran Ben-Or has served as a director of the Company since March 25, 2008. From 1994 to 2004, Mr. Ben-Or was a partner in Prof. Itzhak Swary & Co. Since 2004, he has served as the Chief Executive Officer and Founder of Bagira Investments Ltd. and also as it’s Chief Executive Officer. Since 2005 he has served as a Managing Partner of the Tene Private Equity Funds. Mr. Ben-Or also serves as a director of Hanita Coating RCA, Omen Die Casting RCA, Teldor Cables & Systems Ltd., Blue I Technologies Ltd., Gazit Industries RCA and Macabident Ltd. Until May 2010, Mr. Ben-Or also served as a director of Cidav Printed Circles Ltd. Mr. Ben-Or received a B.Sc. in Computer Science and Accounting and an M.B.A. from the Hebrew University of Jerusalem. Mr. Ben-Or is also a licensed Israeli C.P.A. Mr. Ben-Or’s accounting and investment experience will assist the Board in identifying, valuing and accounting for any future acquisition.
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
Orly Ben Ami has served as a director of the Company since June 9, 2010. Ms Ben Ami has previously worked as an advocate in the private sector and was the manager of the Northern District at Bank Leumi LeMashkanteot Ltd. (mortgages specialization). Ms Ben Ami holds an LLB from Sha’arei Mishpat College and holds as degree in Management of Education and General Studies from Haifa University. Ms Ben Ami’s legal and banking experience will be a great asset to the Board in identifying potential issues and in advising with respect regulatory matters

Hanan Waksman has served as a director of the Company since June 9, 2010. Mr Waksman has previously served as the vice president for business and property development at Capital Investment and as vice president for business development at Sage Capital Growth. Mr Waksman is currently serving as an external director at Rabintex Industries Ltd, an Israeli defense contractor which is publicly listed on the Tel-Aviv Stock Exchange. Mr Waksman holds an M.B.A, specializing in Finance from Baruch College in New York. Mr Waksman brings substantial experience in business and property development will assist the Board in evaluating future acquisition opportunities.
Uri Ben-Or, has served as the CFO of the Company since September 20, 2010. Mr. Ben-Or has served as the chief executive officer of CFO Direct Ltd. since January 2007; through CFO Direct, he has provided chief financial officer services to a number of biotechnology companies based in Israel and traded on the Tel-Aviv Stock Exchange. Prior to founding CFO Direct, Mr. Ben-Or served as the Vice President, Finance of Glycominds Ltd., a leading biotechnology company from 2001 until 2005. Mr. Ben-Or holds a BA (Business) from the College of Administration and an MBA from the Bar Ilan University, both in Israel; he is a Certified Public Accountant.
During the fiscal year ending December 31, 2010, the following directors and executive officers ceased their affiliation with the Company: (i) Fufi Fatal ceased serving as the Chairman of the Board of Directors, Acting Principal Executive Officer on May 26, 2010; (ii) Shlomit Oren ceased serving as a Director of the Company on April 11, 2010; (iii) Eldad Yehiely ceased serving as a Director of the Company on May 2, 2010; and (iv) Shiri Blackman served as a Controller of the Company since May 2, 2010 until September 26, 2010.
The following are additional directors, executive officers and key employees appointed after December 31, 2010 (both appointed to the Board on March 7, 2011):

Eitan Shtarkman	53	Chief Executive Officer and Director
Ascher Shmulewitz	54	Chairman of the Board of Directors
The following is a brief account of the education and business experience during the past five years of each additional director, executive officer and key employee appointed after December 31, 2010, indicating the principal occupation during that period of time, and the name and principal business of the organization in which such occupation and employment were carried out:
Eitan Shtarkman: From January 2009 until joining the Company as Chief Executive Officer in February  ,2011, Mr. Shtarkman worked as an entrepreneur in the dental medicine arena. He participated in the founding and management of three companies during this period: Precise Implant Systems, which manufactures dental implants based on proprietary technology; IGS Dental, which creates real-time positioning and monitoring technology for dental implant surgery; and ChainPlant, which developed the first dental implant system capable of being extended or shortened. Between January 2005 and December 2008, Mr. Shtarkman served as Chief Executive Officer of Chmir-Nir, a public Israeli avionics company. Mr. Shtarkman holds a B. Sc. in Physics from Tel Aviv University and a diploma from The Institute of Capital Market Studies.
Ascher Shmulewitz is the Company’s controlling shareholder and owns 88.98% of the outstanding voting securities of the Company. On April 4, 2011, he was appointed Chairman of the Board. Since 2002, Mr. Shmulewitz has led and managed Medgenesis Partners Ltd., an Israeli company that invests in, develops and commercializes innovative products, technologies and devices in various medical and wellness fields, aimed at improving the health and well-being of consumers and patients, and assisting medical practitioners. Dr. Shmulewitz holds a Ph.D in Engineering from Tel Aviv University and an MD from the Israel Institute of Technology (Technion).
Beneficial Ownership Reporting Compliance
As none of our securities have been registered as a class under Section 12 of the Exchange Act, none of our directors, executive officers and beneficial owners of more than ten percent of any class of our equity securities are required to file reports of ownership and changes in ownership with the SEC on Forms 3, 4 or 5.
Code of Ethics
As of December 31, 2010, we have not adopted a code of ethics but intend to do so if and when we restart our suspended activities or enter into new business activities.
Corporate Governance
We are not listed as an issuer, nor have we applied to be listed as an issuer, on any national securities exchange or inter-dealer quotation system in the United States. For the purposes of compliance with applicable securities rules, our Board of Directors affirmatively determines the independence of each of our directors using the independence standards required by a national securities exchange, the NASDAQ Stock Market, including the consideration of any relationship which, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the director’s responsibilities as a member of our Board of Directors. During its annual review of director independence, our Board of Directors determined that Messrs. Ben-Or and Mr. Feldhay and Ms. Ben Ami are each independent under the director independence standards of the NASDAQ Stock Market, Inc. as of December 31, 2010.

Although our Board of Directors has not separately designated a nominating committee or a committee performing similar functions, our Board of Directors determined that Messrs. Ben-Or and Feldhay and Ms. Ben Ami each would be independent under the NASDAQ nominating committee independence standards.
Our Board has a separately-designated standing audit committee composed of the following directors: Messrs. Ben-Or and Feldhay and Ms. Ben Ami. Under the independence standards required by a national securities exchange, the NASDAQ Stock Market for audit committee members, as of December 31, 2010, each of the audit committee members were independent.
Our Board of Directors determined that as of December 31, 2010, the Company had at least two audit committee financial experts serving on the Company’s Audit Committee: Hanan Waksman and Ran Ben-Or.
Item 11. Executive Compensation.
Executive Compensation
Summary Compensation Table
The following table sets forth the aggregate cash compensation paid during the 2010 fiscal year to Mr. Fatal, who served as our Chief Executive Officer during the fiscal year ending December 31, 2010 (our “Named Executive Officer”). We did not have any other executive officers who received compensation in excess of $100,000 during the fiscal year ended December 31, 2010.

Name of Named				Option	All Other
Executive Officer and		Salary	Bonus	Awards	Compensation	Total
Principal Position	Year	($)	($)	($)	($)(1)	($)(1)
Fufi Fatal (4)	2010	—	—	—	30,867	30,867
	2009	—	—	—	—	—

(1)
All compensation received by the executives of TopSpin and TopSpin Israel is paid in NIS. For the purpose of completing this table in U.S. Dollars, we have used the average NIS/U.S. Dollar exchange rate for compensation received by the executive officer in 2010 which was 3.733.

Employment Agreements
Fufi Fatal
On January 28, 2010, the Company entered into a consulting agreement with Nichsey F.N. Fatal Ltd., a private company organized under the laws of Israel and controlled by Mr. Fufi Fatal, who serves as a director of the Company with an effective date of March 1, 2010.
Pursuant to the terms of Mr. Fatal’s consulting agreement, the Company engages him to provide certain consulting services to the Company as may reasonably be requested by the Board. Mr. Fatal is required to provide at least 80 hours of services to the Company per month, which services shall be provided solely by Mr. Fatal. In exchange for these services, the Company will pay Mr. Fatal a monthly fee equal to NIS 34,105 (approximately $9,100) beginning on March 1, 2010. In addition to this monthly fee, we will issue to Mr. Fatal (subject to requisite approvals) options to purchase shares of the Common Stock representing ten percent (10%) of issued and outstanding shares of Common Stock immediately preceding such option issuance. The grant of these options is subject to: (i) execution of an investment in the Company by a third party (or, if earlier to occur, a rights offering), and (ii) the increase of the registered share capital of the Company. The options will vest as follows: (i) fifty percent (50%) of the Consultant Options will vest on December 17, 2010, and (ii) the remaining fifty percent (50%) will vest on December 17, 2011. The options will expire, if unexercised, on the earlier of the occurrence of a “merger or acquisition event” (as such term is defined in the consulting agreement) and the date that is seven (7) years after the date of grant. Unvested options will be cancelled and will cease to vest only upon termination of the agreement by Mr. Fatal or termination of the agreement by the Company for cause. The options issued in connection with the agreement will be subject to certain transfer restrictions in compliance with U.S. and Israeli securities laws. Fufi Fatal ceased serving as the Chairman of the Board of Directors, and Acting Principal Executive Officer on May 26, 2010 and his options expired.

Outstanding Equity Awards at Fiscal-Year End Table
There were no unexercised options, unvested shares of Common Stock or any awards under an equity incentive plan as of December 31, 2010 outstanding with respect to our Named Executive Officer.
Compensation of Directors
The following table sets forth information regarding the compensation paid to each individual who served as our director during the 2010 fiscal year:

	Fees				Nonqualified
	Earned			Non-Equity	Deferred
	or Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)

Ran Ben-Or (1)	19,420	—	—	—	—	—	19,420

Eran Feldhay (2)	26,010	—	—	—	—	—	26,010

Shlomit Oren (3)	7,401	—	—	—	—	—	7,401

Hanan Waksman (4)	—	—	—	—	—	—	—

Orly Ben-Ami (5)	—	—	—	—	—	—	—

Fufi Fatal (6)	—	—	—	—	—	—	—

(1)	Appointed to our Board of Directors on March 25, 2008.

(2)	Appointed to our Board of Directors on December 10, 2008.

(3)	Resigned from our Board of Directors on April 11, 2010.

(4)	Appointed to our Board of Directors on June 9, 2010.

(5)	Appointed to our Board of Directors on June 9, 2010.

(6)	Resigned from our Board of Directors on May 26, 2010; please see the Summary Compensation Table for compensation paid to Mr. Fatal during 2010.
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
During the fiscal year ended December 31, 2010, we maintained directors’ and officers’ liability insurance for the purpose of paying these types of claims in an amount of up to $3,000,000 per event for a year. We may decide to cancel our indemnification agreements with our officers and directors, but we will still be obligated to compensate an officer or director for any claims resulting from actions prior to the cancellation of the indemnification agreement. Currently, we have indemnification agreements with all present or past officers and directors of both us and our subsidiaries.
TopSpin Medical, Inc. 2001 Israeli Stock Option Plan
In accordance with resolutions adopted by our board of directors in February 2000, we adopted an option plan in 2001 for the allocation of up to 300,000 shares of our Common Stock to our directors, employees and consultants and the directors, employees and consultants of our subsidiaries. Options granted under this plan can be exercised into shares of our Common Stock at either $2.00 or $12.00. As of December 31, 2010, 280,910 options have been issued to employees, directors and consultants. 280,910 options have expired and are no longer exercisable. Our Board of Directors has resolved not to issue any additional options under this plan. The options under the 2001 Israeli Stock Option Plan are not registered for trading on TASE, but however, have been registered under the Securities Act pursuant to a Form S-8 registration statement that we filed with the SEC on October 15, 2007.
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
The existing outstanding options as of December 31, 2010 are exercisable at prices between $0.001 and $0.1886, depending on the individual grant. Unless stated otherwise in the individual grant, most grants of options vest and become exercisable according to the following schedule: 25% on the first anniversary of the option grant, and 6.25% at the end of each subsequent quarter over the course of the following three years. The committee, though, may, in its absolute discretion and on such terms and conditions as it deems appropriate, accelerate or otherwise change the time at which such option or any portion of an option will vest. The option grant may also contain performance goals and measures and the provisions in one option grant need not be identical to any other option grant. All options will expire ten years from the date of grant unless terminated earlier. If an individual option grant expires and has not been exercised, our Board of Directors has the authority to allocate those options to other employees, directors or consultants.
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
Outstanding Grants
As of December 31, 2010, we have issued 67,392,125 options under the 2003 Israeli Stock Option Plan with 232,813 options outstanding. During 2010, 11,000,000 options have expired and are no longer outstanding. As permitted under the plan, we have, from time to time, reissued these expired options in subsequent option grants as permitted by the plan. The options under the 2003 Israeli Stock Option Plan are not registered for trading on TASE, but however, have been registered under the Securities Act pursuant to a Form S-8 registration statement that we filed with the SEC on October 15, 2007.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth information regarding the shares of our Common Stock beneficially owned (including options exercisable within 60 days) as of April 1, 2011 by: (i) each of our Named Executive Officers and our directors, (ii) all directors and executive officers as a group and (iii) by each person known by us to beneficially own five percent (5%) or more of the outstanding shares of our Common Stock. Unless otherwise indicated, the address of each of the persons listed in this table is as follows: 25 Lechi Bnei Brak, Israel.

	Total Number of
	Shares
	Beneficially	Percentage
Beneficial Owners of Five Percent or More	Owned	of Class(1)
Asher Shmulewits(1)	10,478,592	88%
Lehi 27, Brak, Israel

Directors and Executive Officers
Ran Ben-Or	0	*
Eran Feldhay	0	*
Shlomit Oren	0	*
Hanan Waksman	0	*
Orly Ben Ami	0	*
Fufi Fatal	0	*
Eitan Shtarkman	0	*
All directors and executive officers as a group (7 persons)	0	*

(1)
Includes 116,129 shares of Common Stock underlying options, which Mr. Shmulewits has the right to acquire within 60 days of the date of March 1, 2010. Assumes the full exercise of all options and warrants that are exercisable by the holder within 60 days from March 1, 2010.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Except for: (i) our compensation arrangement with our former Chairman and Acting Principal Executive Officer, Fufi Fatal, pursuant to which we paid Mr. Fatal NIS 117,636 (approximately $30,867); (ii) the allocation of 10,122,463 shares of Common Stock to Medgenesis as a repayment of a debt of US$484,000 of the Company to Medgenesis, as a part of the chapter 11 settlement, as further detailed above; and (iii) the execution of the Company of an agreement to receive office services from a company affiliated with Mr Zvi Linkovsky, one of the directors of the Company, for a monthly rent of NIS 2,000, as further detailed above, during the fiscal year ended December 31, 2010, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were a party or are a party in which:
•	the amounts involved exceeded or will exceed the lesser of $120,000 or 1% of our average total assets at year-end for the last two completed fiscal years; and

•	a director, executive officer, holder of more than 5% of our Common Stock or any member of their immediate family had or will have a direct or indirect material interest.
Item 14. Principal Accounting Fees and Services
Audit Fees
The aggregate fees billed for the years ended December 31, 2010 and December 31, 2009 for the professional services rendered by Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, our independent public accounting firm, for the audit of the Company’s annual financial statements, review of financial statements or services that are normally provided by our independent public accounting firm in connection with statutory and regulatory filings or engagements for such fiscal years, and tax advisory and assistance in the preparation of tax returns and general tax research and planning equaled NIS 190,000 (approximately $50,897) and NIS 278,000 (approximately $73,642,), respectively.
Audit-Related Fees
The aggregate fees billed for the year ended December 31, 2010 for professional services rendered by Kost Forer Gabbay & Kasierer for the Company equaled NIS 30,000 (approximately $8,036).There were no fees billed for the years ended December 31, 2009.
Tax Fees
The aggregate fees billed for the years ended December 31, 2010 and December 31, 2009 for professional services rendered by Kost Forer Gabbay & Kasierer for tax compliance, tax advice and tax planning equaled NIS 20,000 (approximately $5,358) and NIS 127,000 (approximately $33,403), respectively, and consisted of assistance in the preparation of tax returns and general tax research and planning.
All Other Fees
The aggregate fees billed for the year ended December 31, 2010 for professional services rendered by Kost Forer Gabbay & Kasierer for isox equaled NIS 35,000 (approximately $9,376).No other fees were billed by Kost Forer Gabbay & Kasierer to the Company during the years ended December 31, 2009.
Pre-Approval Policies and Procedures
During fiscal year 2010, all services provided by Kost Forer Gabbay & Kasierer were pre-approved by our Audit Committee, which concluded that the provision of such services by Kost Forer Gabbay & Kasierer was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. On March 15, 2009, our Audit Committee adopted a pre-approval policy for services provided by the independent registered public accounting firm. Under that adopted pre-approval policy, our Audit Committee will pre-approve the provision by the independent registered public accounting firm of services that fall within specified categories (such as statutory audits or financial audit work for subsidiaries, services associated with SEC registration statements and consultations by management as to accounting interpretations) but only up to specified dollar amounts. Any services that exceed the pre-approved dollar limits, or any services that fall outside of the general pre-approved categories, require specific pre-approval by the Audit Committee. If our Audit Committee delegates pre-approval authority to one or more of its members, the member would be required to report any pre-approval decisions to our Audit Committee at its next meeting. All our audit fees were preapproved by our Audit Committee.

Item 15. Exhibits and Financial Statement Schedules.

Exhibit No.		Description of Document
3.1
Amended and Restated Certificate of Incorporation of TopSpin Medical, Inc, effective February 11, 2011. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 25, 2011)

3.2		Amended and Restated Bylaws of TopSpin Medical, Inc., adopted June 16, 2010. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 22, 2010)

10.1	#	TopSpin Medical, Inc. 2001 Israeli Stock Option Plan (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-142242) filed on April 20, 2007)

10.2	(i) #	TopSpin Medical, Inc. 2003 Israeli Stock Option Plan (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-142242) filed on April 20, 2007)

10.2	(ii) #	TopSpin Medical, Inc. 2003 Stock Option Plan, as amended on February 26, 2009 (Incorporated by reference to our quarterly report on Form 10-Q filed May 15, 2009)

10.3	#	Form of Option Agreement (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-142242) filed on April 20, 2007)

10.4	(i) *	Distribution Agreement with Top Medical B.V. dated as of October 3, 2006 (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-142242) filed on April 20, 2007)

10.4	(ii) *	Termination Agreement with Top Medical B.V. dated as of August 28, 2008 (Incorporated by reference to the Company’s Form 8-K filed on September 3, 2008)

10.7	#	Form of TopSpin Medical, Inc. Indemnification Agreement (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-142242) filed on April 20, 2007)

10.8		Investment Agreement with Asher Shmulewitz dated as of February 2, 2009 (Incorporated by reference to the Company’s quarterly report on Form 10-Q filed on May 15, 2009)

10.9	#	Consulting Agreement between TopSpin Medical (Israel) and Top-Notch Consultancy, dated April 19, 2009 (Incorporated by reference to the Company’s current report on Form 8-K filed May 11, 2009)

10.10	#	Letter agreement between TopSpin Medical (Israel) and Top-Notch Consultancy, dated May 5, 2009 (Incorporated by reference to the Company’s current report on Form 8-K filed May 11, 2009)

10.11	#	Employment Agreement by and between TopSpin Medical, Inc. and Eldad Yehieli, dated May 6, 2009 (Incorporated by reference to the Company’s quarterly report on Form 10-Q filed May 15, 2009)

10.12	#	Form of Director Indemnification Director by and between TopSpin Medical, Inc. and each of its Directors (Incorporated by reference to the Company’s quarterly report on Form 10-Q filed May 15, 2009)

10.13
Share Purchase and Investment Agreement by and among TopSpin Medical (Israel), Ltd., Kiryat Anavim — Silicon Technologies, Ltd., Anavid Insulation Products Kiryat Anavim Agricultural Cooperative Ltd., and Ahzakot Upituach Qiryat Anavim Agudah Shitufit Haklait Ltd., dated June 2, 2009 (Incorporated by reference to the Company’s current report on Form 8-K filed on June 8, 2009)

10.14
Investment Agreement by and among TopSpin Medical, Inc. and Medgenesis Partners Ltd., dated January 27, 2010 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 2, 2010)

Exhibit No.		Description of Document
10.15	#
Consulting Agreement by and among TopSpin Medical, Inc., TopSpin Medical (Israel) Ltd., and Nichsey F.N. Fatal Ltd., dated January 28, 2010 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 2, 2010)

10.16		Loan Agreement by and among TopSpin Medical, Inc. and Medgenesis Partners Ltd., effective April 30, 2010 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 6, 2010).

21.1		Subsidiaries of TopSpin Medical, Inc.

23.1		Consent of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, an independent registered public accounting firm.

31.1		Certification by Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2		Certification by Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1		Certification Furnished pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 13 of this Annual Report on Form 10-K for the fiscal year ending December 31, 2009.

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

TOPSPIN MEDICAL, INC.
Date: April 14, 2011	By:	/s/ Eitan Shtarkman
		Name:	Eitan Shtarkman
		Title:	Chief Executive Officer
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DATE

By:	/s/ Eitan Shtarkman Name: Eitan Shtarkman Title: Chief Executive Officer and Director (Principal Executive Officer)	April 14, 2011

By:	/s/ Uri Ben Or	April 14, 2011
Name: Uri Ben Or
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

By:	/s/ Hanan Waksman	April 14, 2011
Name: Hanan Waksman
Title: Director

By:	/s/ Eran Feldhay	April 14, 2011
Name: Eran Feldhay
Title: Director

By:	/s/ Orly Ben Ami	April 14, 2011
Name: Orly Ben Ami
Title: Director

By:	/s/ Ran Ben-Or	April 14, 2011
Name: Ran Ben-Or
Title: Director

By:	/s/ Zvi Linkovski	April 14, 2011
Name: Zvi Linkovski
Title: Director

By:	/s/ Ascher Shmulewitz	April 14, 2011
Name: Ascher Shmulewitz
Title: Chairman of the Board of Directors

EXHIBIT INDEX

Exhibit No.	Description of Document

21.1	Subsidiaries of TopSpin Medical, Inc.

23.1	Consent of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, an independent registered public accounting firm.

31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification Furnished pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002