Form 10-Q
period 2011-03-31
TOPSPIN MEDICAL INC
filed 2011-06-10
CIK 1211805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2011.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
Commission File Number: 333-144472
Topspin Medical, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	51-0394637
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

25 Lechi
Bnei-Brak, Israel	N/A
(Address of registrant’s principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☑ Yes ☐ No
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No
The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of March 31, 2011, was 11,645,405.

TOPSPIN MEDICAL, INC.
FORM 10-Q
FOR THE QUARTER ENDED March 31, 2011

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q for the fiscal quarter ending March 31, 2011 contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Those statements are therefore entitled to the protection of the safe harbor provisions of these laws. These forward-looking statements, which are usually accompanied by words such as “may,” “might,” “will,” “should,” “could,” “intends,” “estimates,” “predicts,” “potential,” “continue,” “believes,” “anticipates,” “plans,” “expects” and similar expressions, involve risks and uncertainties, and relate to, without limitation, statements about our market opportunities, our strategy, our competition, our projected revenue and expense levels and the adequacy of our available cash resources. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or forecasted in, or implied by, such forward-looking statements.
Although we believe that the expectations reflected in these forward-looking statements are based upon reasonable assumptions, no assurance can be given that such expectations will be attained or that any deviations will not be material. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q for the quarter ending March 31, 2011 may not occur and our actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We disclaim any obligation or undertaking to disseminate any updates or revision to any forward-looking statement contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
TOPSPIN MEDICAL, INC.
(A Development Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2011

TOPSPIN MEDICAL, INC.
(A Development Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS
AS OF March 31, 2011

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
On September 1, 2005, we issued securities to the public in Israel and our shares of common stock began to trade on the Tel Aviv Stock Exchange (TASE). In 2007, we registered some of our securities with the U.S. Securities and Exchange Commission (SEC). Our securities are traded only on the TASE in NIS. (See PART II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”—”Market for Common Equity and Related Stockholder Matters”). On February 4, 2010, the Tel Aviv Stock Exchange (TASE) notified the Company that it failed to satisfy the minimum requirement that issuers whose securities are listed on TASE maintain a minimum equity value of NIS 2 million (approximately $509,609). Following two extensions, the Company will need to comply with this minimum required on or before June 18, 2012 in order to retain its listing on TASE.
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
On December 13, 2010 the Plan was approved by the general meeting of the equity interest holders of the Company, and on December 21, 2010 the Plan was approved by the Bankruptcy Court. In accordance with the provisions of the Plan, the consolidation of the capital of the Company was approved, in such way that each 500 shares par value US $0.001 each shall be consolidated into 1 share par value US $0.001 US$ each, and each warrant exercisable into 1 share par value US $0.001 each, shall be exercisable into 0.0002 shares par value US $0.001 each, with the exercise price remaining the same. The Amended and Restated Certificate of Incorporation of the Company was amended, in such way that the authorized share capital of the Company was increased to a total of 50,000,000 shares par value US $0.001 each.
The aforesaid amendments to the Amended and Restated Certificate of Incorporation of the Company and the authorized capital of the Company were executed on February 13, 2011. In the course of the Plan, on February 13, 2011 the Company has allocated 10,122,463 shares to a Medgenesis as a repayment of a debt of US $484 thousand of the Company to Medgenesis.
Liquidity and Capital Resources
Since our inception, we have financed our operations principally through private and public sales of equity securities, issuance of convertible notes and receipt of grants from the Office of the Chief Scientist of the Israeli Ministry of Industry, Trade and Labor, an Israeli governmental agency.
On February 2009, we raised net proceeds of NIS 900,000 (approximately $236,717) through the sale of 240,000 shares of our Common shares of $0.001 par value and 58,064,516 warrants exercisable into 116,129 common shares of the company for total consideration of NIS 900,000. Each warrant is exercisable into one Common share for the exercise price of NIS 0.01 for a period of 4 years following the issuance date. According to the Binomial model, with 92.96% volatility and 3.39% risk-free interest rate, the fair value of the warrants amounted to approximately NIS 401,000.
As of March 31, 2011, we held approximately NIS 74 thousand (approximately $21,000) in cash and cash equivalents.
The Company and its Subsidiary have not generated any revenues and have not achieved profitable operations or positive cash flows from operations. The Company has an accumulated deficit of NIS 185,147 thousand (approximately $51,413,000) as of March 31, 2011, and it incurred a net loss of NIS 715 thousand (approximately $101,000) and negative cash flow from operating activities in the amount of NIS 186,000 (approximately $52,000) for the three month period ended March 31, 2011.
We believe that our cash resources are insufficient for our operations at current levels for the next twelve months. We are contemplating and pursuing possibilities for new business activities for the Company and new avenues for raising capital.
We may not be able to raise additional funds required to resume our regular business operations or to engage in new fields of business that we may decide to pursue. The global stock and credit markets are experiencing significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in certain cases have resulted in the unavailability of certain types of financing. Continued uncertainty in the stock and credit markets may negatively affect our ability to raise necessary additional funds

Operating Activities
In the three months ended on March 31, 2011, we used NIS 186,000 (approximately $52,000) and in the same period in 2010 we used NIS 1,068,000 (approximately $291,000). The decrease in net cash used in operating activities in 2011 is primarily attributable to the completion of the arrangement according to chapter 11.
Financing Activities
In the three months ended on March 31, 2011, the cash from financing activities was NIS 227,000 (approximately $63,000) and in the same period in 2010 we used NIS 200,000 (approximately $54,000). The increase was primary due to loan from interested party.
Investing Activities
In the three month period ended March 31, 2011, we did not released restricted deposits, compared to NIS 48,000 (approximately $13,000) released in the same period in 2010.
Results of Operations
In the three months ended March 31, 2011 the net loss was NIS 715,000 (approximately $199,000), and in the same period in 2010 the net loss was NIS 779,000 (approximately $210,000).
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
Selling and Marketing Expense
Following our Board’s decision in April 2008 to shift the Company’s focus to the Urology Product, which was not yet in the marketing phase, we did not incur any selling or marketing expenses during the three months ended March 31, 2010, or during the corresponding period in 2010.
General and Administrative Expense
General and Administrative (G&A) expenses include legal services, audit services and other professional services. G&A expenses for the three months ended on March 31, 2011 decreased to NIS 700,000, (approximately $194,000) from NIS 803,000, (approximately $215,000) spent in the same period in 2010. General and administrative expenses in the first quarter of 2011 are mainly due to legal service of NIS 107,000 (approximately $30,000), audit services of NIS 71,000 (approximately $20,000), management fees of NIS 100,000 (approximately $28,000), directors fees of NIS 310,000 (approximately $86,000), share based payment of NIS 27,000 (approximately $7,000) and other services of NIS 85,000 (approximately $24,000).
Financing Income
Finance expenses, net for the three months ended on March 31, 2011 was NIS 15,000 (approximately $4,000) compared to finance income, net of NIS 24,000 (approximately $6,000) in the same period in 2010. The decrease resulted mainly from financial expenses revaluation of loan from interested party.
Taxes on Income
In connection with the implementation of the Settlement Agreement, the Company recorded in December 2008, NIS 1,344,000 (approximately $353,000) which was revalued in March 2011 to NIS 1,231,000 (approximately $353,000) of provisional liabilities representing an estimate of potential tax liability that we may incur in connection with the conversion of the Series A Bonds.
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

Office Lease Commitments
From January 2010 to May 2010, we leased offices in Rothschild 65, Tel Aviv, Israel for the monthly rent payment of NIS 4,200 (approximately $1,206). In May 2010, the lease expired and the Company vacated the premises and sold certain technological and office equipment and supplies.
On June 15, 2010, the Company entered into an agreement with Tapuz clothing industry LTD, a company affiliated with Mr. Zvi Linkovsky, one our directors. The monthly rental fees are NIS 2,000 (approximately $575) plus the applicable value-added tax. The agreement with Tapuz clothing industry LTD is on a month-to-month basis. Both of the side may terminate this agreement by a notice of 15 days. We believe that this arrangement is sufficient to meet our current needs. However, in the long-term, we will reevaluate the need for additional facilities based on our growth and future needs with respect to management, administration, marketing and manufacturing requirements

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
The Company’s principal executive officer and its principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures, as of the end of the period covered by this report. Based on that evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.
Changes in Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) or Exchange Act Rule 15d-15(f). Under the supervision and with the participation of our management, including the Chairman of our Board of Directors who is currently acting as our Principal Executive Officer and our Finance Manager, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Tread way Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2011.
There have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: June 9, 2011	TOPSPIN MEDICAL, INC.
	By:	Ascher Smuelevitz
Chairman of the Board of Directors and acting Principal Executive Officer

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Certifications as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002