Form 10-Q/A
period 2011-03-31
TOPSPIN MEDICAL INC
filed 2011-06-13
CIK 1211805

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
TOPSPIN MEDICAL, INC.
(A Development Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2011

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY
INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2011

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY
INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2011
UNAUDITED

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
NIS in thousands (except share and per share data)

	December 31,	March 31,
	2010	2011
		Unaudited

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	33	74
Accounts receivable and prepaid expenses	49	72

	82	146

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Trade payables	658	795
Other payables and accrued expenses	63	452
Tax provision	1,254	1,231

	1,975	2,478

SHAREHOLDERS’ DEFICIENCY:
Share capital -
Common shares of $0.001 par value -
Authorized 2,000,000 and 50,000,000 shares as of December 31, 2010 and March 31, 2011; Issued and outstanding 1,522,942 and 11,645,405 shares as of December 31, 2010 and March 31, 2011, respectively	6	43
Additional paid-in capital	181,015	182,772
Receipts on account of shares	1,518	—
Accumulated deficit	(184,432)	(185,147)

	(1,893)	(2,332)

	82	146

The accompanying notes are an integral part of the interim consolidated financial statements.

May 31, 2011
Date of approval of the	Ascher Shmulewitz	Eitan Shtarkman	Uri Ben-Or
financial statements	Chairman of the Board	CEO	CFO

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
NIS in thousands (except share and per share data)

	Year ended	Three months ended
	December 31,	March 31,
	2010	2010	2011
		Unaudited

General and administrative expenses	2,512	803	700

Financial income (expenses), net	197	24	(15)

Net loss	(2,315)	(779)	(715)

Basic and diluted loss per Common share	(1.520)	(0.511)	(0.109)

Weighted average number of Common shares outstanding used in basic and diluted net loss per share calculation	1,522,942	1,522,942	6,584,174

The accompanying notes are an integral part of the interim consolidated financial statements.

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIENCY
NIS in thousands (except share data)

	Number of
	outstanding	Share	Additional	Receipts		Total
	shares	capital	paid-in	on account	Accumulated	shareholders’
	Common *)		capital	of shares	deficit	deficiency

Balance as of January 1, 2010	1,522,942	6	180,935	—	(182,117)	(1,176)

Stock-based compensation expense	—	—	80	—	—	80
Receipts on account of shares	—	—	—	1,518	—	1,518
Net loss	—	—	—	—	(2,315)	(2,315)

Balance as of December 31, 2010	1,522,942	6	181,015	1,518	(184,432)	(1,893)

Stock-based compensation expense	—	—	27	—	—	27
Shares issuance	10,122,463	37	1,730	(1,518)		249
Net loss	—	—	—	—	(715)	(715)

Balance as of March 31, 2011 (unaudited)	11,645,405	43	182,772	—	(185,147)	(2,332)

*)
In December 2010, the Company recorded a share consolidation of 500 for one against all shares of the Company, see Note 1d. Accordingly, all share and per share data in the financial statements were retroactively adjusted to reflect the share consolidation.

The accompanying notes are an integral part of the interim consolidated financial statements.

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NIS in thousands

	Year ended	Three months ended
	December 31,	March 31,
	2010	2010	2011
		Unaudited
Cash flows from operating activities:

Net loss	(2,315)	(779)	(715)
Adjustments to reconcile net loss to net cash used in operating activities (a)	(255)	(289)	529

Net cash used in operating activities	(2,570)	(1,068)	(186)

Cash flows from investing activities:

Change in restricted deposits, net	59	48	—

Net cash provided by investing activities	59	48	—

Cash flows from financing activities:

Issuance of shares	—	—	208
Loan from related party	1,542	200	19

Net cash provided by financing activities	1,542	200	227

Increase (decrease) in cash and cash equivalents	(969)	(820)	41
Cash and cash equivalents at the beginning of the period	1,002	1,002	33

Cash and cash equivalents at the end of the period	33	182	74

The accompanying notes are an integral part of the interim consolidated financial statements.

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NIS in thousands

	Year ended	Three months ended
	December 31,	March 31,
	2010	2010	2011
		Unaudited
(a) Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	9	1	—
Finance expenses (income) on loan from interested party	(24)	—	41
Stock-based compensation	80	2	27
Decrease (increase) in accounts receivables and prepaid expenses	193	(68)	(23)
Increase (decrease) in trade payables	518	(58)	137
Decrease in liabilities in respect of options to employees and consultants	(3)	—	—
Increase (decrease) in tax provision, other payables and accrued expenses	(1,028)	(166)	347

Total adjustments	(255)	(289)	529

(b) Supplemental disclosure of non cash flows activities:

Loan converted into receipts on account of shares	1,518	—	—

Issuance of shares	—	—	1,518

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

b.
Since the suspension of the Company’s operational activity in October 2008 and as of the date of the financial statements, the Company is not engaged in any operational activity. Additionally, in January 2010, Company’s management decided to suspend the support in protection of its intellectual property (registered patent and patent applications).

c.
The Group has not generated any revenues and has not achieved profitable operations or positive cash flows from operations. The Company has an accumulated deficit of NIS 185,147 as of March 31, 2011, and it incurred a net loss of NIS 715 and negative cash flows from operating activities in the amount of NIS 186 for the three months ended March 31, 2011.

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

The Company’s management is currently acting to raise the necessary funds for the operation of the Company and for finding operational activities for the Company in the field of life science or other fields.

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands (except share and per share data)
NOTE 1:- GENERAL (Cont.)
d.
On February 13, 2011 the Company effected the Chapter 11 settlement according to which the Company’s capital structure was modified effective from that date. The Company’s authorized share capital increased to 50,000,000 shares of $ 0.001 par value each. The Company also initiated a proceeding for swapping the (unquoted) share and warrant certificates with the holders of shares and warrants that are registered in the registry of the Company’s shareholders and warrant holders.

In addition, as part of the settlement, on February 13, 2011, the Company completed the allocation of 10,122,463 shares to Medgenesis against the write off of the Company’s debt totaling $484 thousand.

e.
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

On July 18, 2010, the Company received notification from TASE that the Company’s shares will be transferred to the maintenance list beginning July 19, 2010. The Company was given an extension until July 18, 2012 to increase its equity, otherwise, its shares will be eliminated from trading commencing July 20, 2012.

f.
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

As of March 31, 2011, an expense was recorded in the amount of approximately NIS 107.
NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES
The significant accounting policies applied in the annual financial statements of the Company as of December 31, 2010 are applied consistently in these consolidated financial statements.

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
NIS in thousands (except share and per share data)
NOTE 3:- UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.

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