Form 10-Q
period 2011-06-30
TOPSPIN MEDICAL INC
filed 2011-08-22
CIK 1211805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 333-144472
Topspin Medical, Inc.
(Exact name of registrant as specified in its charter)

Delaware	51-0394637

State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)
25 Lechi, Bnei-Brak, Israel
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: 972-3-5257368
N/A
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☑
The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of August 22, 2011, was 11,645,405.

TOPSPIN MEDICAL, INC.

PART I — FINANCIAL INFORMATION	1

ITEM 1. FINANCIAL STATEMENTS	1

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	9

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	13

ITEM 4. CONTROLS AND PROCEDURES	13

PART II — OTHER INFORMATION	14

ITEM 6. EXHIBITS	14

Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011 contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Those statements are therefore entitled to the protection of the safe harbor provisions of these laws. These forward-looking statements, which are usually accompanied by words such as “may,” “might,” “will,” “should,” “could,” “intends,” “estimates,” “predicts,” “potential,” “continues,” “believes,” “anticipates,” “plans,” “expects” and similar expressions, involve risks and uncertainties, and relate to, without limitation, statements about our market opportunities, our strategy, our competition, our projected revenue and expense levels and the adequacy of our available cash resources. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or forecasted in, or implied by, such forward-looking statements.
Although we believe that the expectations reflected in these forward-looking statements are based upon reasonable assumptions, no assurance can be given that such expectations will be attained or that any deviations will not be material. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 may not occur and our actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We disclaim any obligation or undertaking to disseminate any updates or revision to any forward-looking statement contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
NIS in thousands (except share and per share data)

	December 31,	June 30,
	2010	2011
		Unaudited

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	33	8
Accounts receivable and prepaid expenses	49	33

	82	41

NON-CURRENT ASSETS:
Investment in an affiliated company	—	9,538

	82	9,579

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Trade payables	658	1,259
Other payables and accrued expenses	63	462
Loan from interested party	—	123
Tax provision	1,254	1,207

	1,975	3,051

SHAREHOLDERS’ EQUITY (DEFICIENCY):
Share capital -
Common shares of $0.001 par value - Authorized 2,000,000 and 50,000,000 shares as of December 31, 2010 and June 30, 2011; Issued and outstanding 1,522,942 and 11,645,405 shares as of December 31, 2010 and June 30, 2011, respectively	6	43
Additional paid-in capital	181,015	192,319
Receipts on account of shares	1,518	—
Accumulated deficit	(184,432)	(185,834)

	(1,893)	6,528

	82	9,579

The accompanying notes are an integral part of the interim consolidated financial statements.

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
NIS in thousands (except share and per share data)

	Year ended	Six months ended		Three months ended
	December 31,	June 30,		June 30,
	2010	2010	2011	2010	2011
		Unaudited

General and administrative expenses	2,512	1,475	1,417	672	717

Financing income (expense), net	197	(16)	15	(42)	30

Net loss	(2,315)	(1,491)	(1,402)	(714)	(687)

Basic and diluted loss per Common share	(1.52)	(0.98)	(0.15)	(0.47)	(0.06)

Weighted average number of Common shares outstanding used in basic and diluted net loss per share calculation	1,522,942	1,522,942	9,114,789	1,522,942	11,645,405

The accompanying notes are an integral part of the interim consolidated financial statements.

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIENCY
NIS in thousands (except share data)

	Number of					Total
	outstanding	Share	Additional	Receipts		Shareholders’
	shares	capital	paid-in	on account	Accumulated	Equity
	Common *)		capital	of shares	deficit	(deficiency)

Balance as of January 1, 2010	1,522,942	6	180,935	—	(182,117)	(1,176)

Stock-based compensation expense	—	—	80	—	—	80
Receipts on account of shares	—	—	—	1,518	—	1,518
Net loss	—	—	—	—	(2,315)	(2,315)

Balance as of December 31, 2010	1,522,942	6	181,015	1,518	(184,432)	(1,893)

Stock-based compensation expense	—	—	36	—	—	36
Issuance of common stock	10,122,463	37	1,730	(1,518)	—	249
Receive shares of Investment in affiliated company (Note 4)	—	—	9,538	—	—	9,538
Net loss	—	—	—	—	(1,402)	(1,402)

Balance as of June 30, 2011 (unaudited)	11,645,405	43	192,319	—	(185,834)	6,528

1)
In December 2010, the Company recorded a share consolidation of 500 for one against all shares of the Company, see Note 1d. Accordingly, all share and per share data in the financial statements were retroactively adjusted to reflect the share consolidation.

The accompanying notes are an integral part of the interim consolidated financial statements.

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NIS in thousands

	Year ended	Six months ended
	December 31,	June 30,
	2010	2010	2011
		Unaudited
Cash flows from operating activities:

Net loss	(2,315)	(1,491)	(1,402)
Adjustments to reconcile net loss to net cash used in operating activities (a)	(255)	(543)	1,150

Net cash used in operating activities	(2,570)	(2,034)	(252)

Cash flows from investing activities:

Change in restricted deposits, net	59	52	—

Net cash provided by investing activities	59	52	—

Cash flows from financing activities:

Issuance of shares	—	—	208
Loan from related party	1,542	1,101	19

Net cash provided by financing activities	1,542	1,101	227

Increase (decrease) in cash and cash equivalents	(969)	(881)	(25)
Cash and cash equivalents at the beginning of the period	1,002	1,002	33

Cash and cash equivalents at the end of the period	33	121	8

The accompanying notes are an integral part of the interim consolidated financial statements.

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NIS in thousands

	Year ended	Six months ended
	December 31,	June 30,
	2010	2010	2011
		Unaudited
(a) Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	9	2	—
Finance expenses (income) on loan from interested party	(24)	—	41
Stock-based compensation	80	(3)	36
Decrease (increase) in accounts receivables and prepaid expenses	193	113	16
Increase (decrease) in trade payables	518	(57)	601
Decrease in liabilities in respect of options to employees and consultants	(3)	—	—
Increase (decrease) in tax provision, other payables and accrued expenses	(1,028)	(598)	456

Total adjustments	(255)	(543)	1,150

(b) Supplemental disclosure of non cash flows activities:

Loan converted into receipts on account of shares	1,518	—	—

Issuance of shares	—	—	1,518

The accompanying notes are an integral part of the interim consolidated financial statements.

NOTE 1 — GENERAL
a.
Topspin Medical, Inc. (the “Company”) and its subsidiary, Topspin Medical (Israel) Ltd. (the “subsidiary”) (collectively, the “Group”) were engaged in research and development of a medical MRI technology.

In October 2008, the Company suspended its activities as described in subsection b below.

The Company was incorporated in Delaware and commenced operation in September 1999. On September 1, 2005, the Company issued securities to the public in Israel and became publicly traded on the Tel Aviv Stock Exchange (“TASE”). In 2007, the Company sold some of its securities pursuant to a registration statement filed with the U.S. Securities and Exchange Commission (“SEC”). The Company’s shares are traded only in Israel in NIS.

On January 24, 2010, the Company decided to discontinue the development of its intellectual property due to management’s assessment from December 2009 that the Company will not be able to finalize the development of its intellectual property or sell products based on such intellectual property.

b.
Since the suspension of the Company’s operational activity in October 2008 and as of the date of these unaudited consolidated financial statements, the Company is not engaged in any operational activity. Additionally, in January 2010, Company’s management decided to suspend the support in protection of its intellectual property (registered patents and patent applications) .

c.
The Group has not generated any revenues and has not achieved profitable operations or positive cash flows from operations. The Company has an accumulated deficit of NIS 185,834 as of June 30, 2011, and it incurred a net loss of NIS 1,402 and negative cash flows from operating activities in the amount of NIS 252 for the six months ended June 30, 2011.

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

The Company’s management is currently acting to raise the necessary funds for the operation of the Company and for finding operational activities for the Company in the field of life science or other fields

d.
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

NOTE 1:— GENERAL (Cont.)
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

As of June 30, 2011, an expense was recorded in the amount of approximately NIS 36.
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
The significant accounting policies applied in the annual financial statements of the Company as of December 31, 2010 are applied consistently in these consolidated financial statements.
NOTE 3 — UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.

NOTE 4 — SIGNIFICANT EVENTS DURING THE REPORTING PERIOD

On June 15, 2011, the Company entered into an agreement with Israel Healthcare Ventures 2 LP Incorporated (“IHCV”) under which the Company shall receive (directly and/or by its subsidiary) from IHCV its holdings in Metamorfix Ltd.( “Metamorfix”) (an amount of 1,400,000 ordinary shares of NIS 0.01 par value) at no consideration. Together with that, IHCV entered into agreement with the Company’s existing stockholders, Medgenesis, under which Medgenesis shall transfer to IHCV 1,095,295 ordinary shares of the Company’s stock, at no consideration (“Medgenesis Transaction”). Following the Medgenesis Transaction, the Company will hold approximately 20% of Metamorphix shares.

Under the Medgenesis Transaction, certain provisions were determined to protect IHCV rights, in certain events, which are detailed below:
a.
The parties’ intention is that the transferred shares shall constitute 10% of the authorized share capital of the Company (not fully diluted) after the Company’s delisting from the maintenance list. If additional actions will be performed for the purpose of delisting the Company from the Company’s maintenance list resulting in holding of IHCV in the Company under 10%, Medgenesis shall transfer additional shares of the Company to IHCV in order to bring its holding to 10% of the Company’s shares after the delisting from the maintenance list.

b.
In the event that prior to new offering to the public of the Company’s shares other shareholders in Metamorfix will perform more profitable agreements with Medgenesis in connection with sale or transfer of their shares, IHCV shall be compensated for the loss it incurred.

c.
During a period commencing upon consummating the agreement regarding the Medgenesis Transaction and terminating upon the earlier of (i) 12 months following the consummation, or (ii) the date the Company or its shareholders shall effect purchase or merger, after which, the Company shall cease from operating as an independent entity, or that 100% of its shares shall be transferred to third parties, IHCV shall have the right to receive from Medgenesis (together with Asher Smulevitz) shares of the Company in an amount equal to amount of shares IHCV transferred to Topspin, against all Topspin shares IHCV received from Medgenesis. In addition, an effort shall be made to change the right (name) to appoint a director from Medgenesis to IHCV.

It is clarified in the agreement that all protections detailed above are only between Medgenesis and IHCV and the Company is not a party to such protections.

The Company recorded its investment in Metamorfix at its fair value on the transaction date against an identical increase in capital reserve of approximately NIS 9,538 thousand. The fair value of the Company’s investment in Metamorfix as of June 30, 2011 was evaluated by an external appraiser in the amount of approximately NIS 9,538 thousand and includes the Company’s share in the fair value of assets and liabilities of Metamorfix (as appeared in Metamorfix books) plus the Company’s share in intangible assets, net (technology net of tax provision) in the amount of approximately NIS 6,590 thousand and goodwill in the amount of approximately NIS 2,948 thousand.

The purchase consideration and the fair value of the Company’s share in the assets and liabilities of Metamorfix may be adjusted up to 12 months from the purchase date. At the final measurement, the adjustments are carried out by restatement of comparative figures that were previously reported according to the temporary measurement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is intended to assist you in understanding our financial condition and plan of operations. You should read the following discussion along with our financial statements and related notes included in this Quarterly Report on Form 10-Q. Amounts discussed are presented in New Israeli Sheckels, or NIS, and U.S. dollars.
Overview
We were incorporated in Delaware on September 20, 1999. We have conducted all of our business operations through our wholly-owned Israeli subsidiary, TopSpin Medical (Israel) Ltd. (“TopSpin Israel”). TopSpin Israel was incorporated on October 5, 1999 to engage in research and development of MRI technology using miniaturized MRI sensors. Until we suspended our activities due to financial considerations in October 2008, we were engaged through TopSpin Israel in the design, research, development and manufacture of imaging devices that utilize MRI technology by means of miniature probes for various body organs.
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
Critical Accounting Policies
The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 for a description of critical accounting policies.

Results of Operations
Three and Six Months Ended June 30, 2010 and 2011
Net Loss
In the three and six months ended June 30, 2011 our net losses were NIS 687 (approximately $200) and NIS 1,402 (approximately $398), respectively, and in the same periods in 2010 our net losses were NIS 714 (approximately $189) and NIS 1,491 (approximately $397), respectively. The net loss in the three and six months ended June 30, 2011 mainly represents the costs of Metamorfix acquisition as describe above.
Revenues
We have not recorded any revenues from operations since the time of our inception in September 1999. We have financed our operations principally through private and public sales of equity securities, issuance of convertible notes and the receipt of grants from the Office of the Chief Scientist of the Israeli Ministry of Industry, Trade and Labor, an Israeli governmental agency. We used the funds generated by these activities to support research and development, administrative, and other expenses associated with developing, testing and marketing our proposed products. As discussed above under “— Overview,” our reduced cash status caused us to suspend our operational activities as of October 2008.
Research and Development Expense
Since our Board’s decision to suspend non-administrative operations in October 2008, we have not incurred any research and development expense.
Selling and Marketing Expense
Following our Board’s decision in April 2008 to shift the Company’s focus to a single product, which was not yet in the marketing phase, we did not incur any selling or marketing expenses during the three or six months ended June 30, 2011, or during the corresponding periods in 2010.
General and Administrative Expense
General and administrative (“G&A”) expenses include include legal services, audit services and other professional services. G&A expenses for the three and six months ended June 30, 2011 were NIS 717 (approximately $208) and NIS 1,417 (approximately $402), respectively, compared to NIS 672 (approximately $178) and NIS 1,475 (approximately $390), respectively, for the same periods in 2010. G&A expenses for the three and six months ended June 30, 2011 are primarily due to legal service fees of NIS 199 (approximately $55) and NIS 297 (approximately $84), respectively, audit service fees of NIS 155 (approximately $45) and NIS 226 (approximately $64), respectively, management fees of NIS 100 (approximately $29) and NIS 0 (approximately $0), respectively, director fees of NIS 44 (approximately $13) and NIS 354 (approximately $101), respectively, share based payment of NIS 9 (approximately $3) and NIS 36 (approximately $11), respectively, and other services of NIS 100 (approximately $29) and NIS 185 (approximately $53), respectively.
Financing Income
Financing income and/or expenses includes revaluations of certain balance sheet accounts that are linked to the U.S. Dollar exchange rate. Finance incomes, net for the three months ended on June 30, 2011 was NIS 30 (approximately $9) compared to finance expense, net of NIS 42 (approximately $11) in the same periods in 2010. Finance expenses, net for the six months ended on June 30, 2011 were NIS 15 (approximately $4) compared to NIS 16 (approximately $4) in the same period in 2010.
Income Taxes
In connection with the implementation of the Settlement Agreement, in December 2008 the Company recorded NIS 1,344,000 (approximately $353,000) which was revalued in March 2011 to NIS 1,231,000 (approximately $353,000) of provisional liabilities representing an estimate of potential tax liability that we may incur in connection with the conversion of the Series A Bonds.

Liquidity and Capital Resources
Since our inception, we have financed our operations principally through private and public sales of equity securities, issuance of convertible notes and receipt of grants from the Office of the Chief Scientist of the Israeli Ministry of Industry, Trade and Labor, an Israeli governmental agency.
In February 2009, we raised net proceeds of NIS 900,000 (approximately $236,717) through the sale of 240,000 shares of our Common Stock and 58,064,516 warrants exercisable into 116,129 shares of Common Stock for total consideration of NIS 900,000. Each warrant is exercisable into one share of Common Stock for the exercise price of NIS 0.01 for a period of 4 years following the issuance date. According to the Binomial model, with 92.96% volatility and 3.39% risk-free interest rate, the fair value of the warrants amounted to approximately NIS 401,000.
The amendment to the Amended and Restated Certificate of Incorporation of the Company was executed and filed with the Secretary of State of the State of Delaware on February 13, 2011. Pursuant to the plan prepared by the Company and approved by the United States Bankruptcy Court for the District of Delaware , the Company has issued 10,122,463 shares of Common Stock to Medgenesis as repayment of a debt of US $484.
On June 14, 2011, the Company terminated, prior to the closing, an agreement entered into on May 31, 2011, pursuant to which Dr. Schmulewitz was to transfer to the Company for no consideration other than the transaction costs, shares of Innosense Ltd., an Israeli company. The transaction was entered into as part of the efforts to increase the Company’s shareholders equity. The Company terminated the agreement because it was advised that the transaction would result in adverse tax consequences to the Company.
On June 15, 2011, the Company entered into a Shares Assignment Agreement (the “Assignment Agreement”) with the subsidiary and Israel Healthcare Ventures 2 LP Incorporated, a Guernsey limited partnership (“IHCV”). IHCV is the holder of 1,400,000 ordinary shares, nominal value NIS 0.01 per share (“Metamorefix Ordinary Shares”), of Metamorefix Ltd., an Israeli company (“Metamorefix”), representing 19.65% of the issued and outstanding capital stock of Metamorefix.
Pursuant to the Assignment Agreement, the subsidiary acquired Metamorefix Ordinary Shares from IHCV. In connection with entering into the Assignment Agreement, IHCV also entered into a Share Transfer Agreement, dated as of June 15, 2011 as amended as of July 11, 2011 (the “Transfer Agreement”), with Medgenesis Partners Ltd., an Israeli company (“Medgenesis”), which is wholly-owned by Dr. Smuelevitz, the Company’s controlling stockholder. Under the Transfer Agreement, Medgenesis agreed to transfer to IHCV 1,015,295 shares (the “Company Shares”) of the Company’s Common Stock held by it. Prior to entering into the foregoing agreements, Medgenesis and Dr. Smuelewitz held 50,000 shares and 1,350,000 shares of Metamorefix, respectively.
The purpose of the transactions contemplated by the Assignment Agreement and Transfer Agreement was to increase the Company’s shareholders equity to meet the TASE requirements and resume the trading of the Common Stock.
The Transfer Agreement provides that if, immediately upon the Company’s return to the main list on the TASE, IHCV owns less than 10% of the Company’s issued and outstanding capital stock, ICHV and Medgenesis will enter into additional transactions to increase IHCV’s ownership to 10% of the Company’s issued and outstanding capital stock. If prior to any public offering of the Common Stock, any other shareholder of Metamorefix enters into a more beneficial transaction (to such sharesholder) with Medgenesis concerning the sale or transfer of shares, than the transaction described above, then a compensation mechanism shall be reached between IHCV and Medgenesis. The Transfer Agreement also provides that the holdings of IHCV will not be diluted if the Company issues shares of its Common Stock to any other holder of Metamorefix shares in exchange for the transfer of Metamorefix shares to the Company. In such case, Medgenesis has to transfer its shares of the Company to IHCV in order to increase IHCV’s ownership to the same percentage it was before the Company’s share issuances.

In addition, under the Transfer Agreement, during the period commencing at the closing and terminating 12 months after the closing of the transactions contemplated by the Transfer Agreement, if Metamorefix or its shareholders consummate a transaction in which Metamorefix is not the surviving entity or 100% of Metamorefix shares are transferred to a third party, IHCV has the right, including immediately prior to such transaction, to transfer to Medgenesis all Company Shares, and Medgenesis will transfer to IHCV all Metamorefix Ordinary Shares.
On June 30, 2011, pursuant to the Assignment Agreement, the Company acquired Metarmorefix Ordinary Shares from IHCV.
As of June 30, 2011, we held approximately NIS 8 (approximately $2) in cash and cash equivalents.
The Company and its Subsidiary have not generated any revenues and have not achieved profitable operations or positive cash flows from operations. The Company has an accumulated deficit of NIS 185,834 (approximately $54,417) as of June 30, 2011, and it incurred net losses of NIS 687(approximately $200) and NIS 1,402 (approximately $398) and negative cash flow from operating activities in the amounts of NIS 66 (approximately $19) and NIS 252 (approximately $72) for the three and six month periods ended June 30, 2011, respectively.
Cash Flows
Operating Activities
In the three months ended June 30, 2011, we used NIS 66 (approximately $19) and in the same period in 2010 we used NIS 966 (approximately $255). In the six months ended June 30, 2011, we used NIS 252 (approximately $72) and in the same period in 2010 we used NIS 2,034 (approximately $541). The decrease in net cash used in operating activities in 2011 is primarily attributable to our bankruptcy proceedings.
Financing Activities
In the three months ended June 30, 2011, there was no cash from financing activities and in the same period in 2010 the cash from financing activities was NIS 901 (approximately $238). In the six months ended June 30, 2011, the cash from financing activities was NIS 227 (approximately $64) and in the same period in 2010 it was NIS 1,101 (approximately $293). The cash from financing activities in 2010 was primary due to a loan from an interested party. The cash from financing activities in 2011 was primary due to issuance of shares.
Investing Activities
In the three and six month periods ended June 30, 2011, we did not released restricted deposits, compared to NIS 48 (approximately $13) and NIS 52 (approximately $14), respectively, released during the same periods in 2010.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) that are designed to provide reasonable assurance that the information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission rules, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.
The Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures, as of June 30, 2011. Based on that evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2011.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit No.	Description
10.1	Shares Assignment Agreement, dated as of June 15, 2011, by and among Israel Healthcare Ventures 2 LP Incorporated, Topspin Medical, Inc. and Topspin Medical (Israel) Ltd.
10.2	Share Transfer Agreement, dated as of June 15, 2011, by and between Israel Healthcare Ventures 2 LP Incorporated and Medgenesis Partners Ltd.
10.3	Amendment of the Share Transfer Agreement, dated as of July 11, 2011, by and between Israel Healthcare Ventures 2 LP Incorporated and Medgenesis Partners Ltd.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOPSPIN MEDICAL, INC.

Date: August 22, 2011	By:	/s/ Ascher Smuelevitz Ascher Smuelevitz
Chairman of the Board of Directors and
acting Principal Executive Officer
(Principal Executive Officer)

Date: August 22, 2011	By:	/s/ Uri Ben-Or Uri Ben-Or
Chief Financial Officer
(Principal Financial Officer)

S-1

EXHIBIT INDEX

Exhibit No.	Description
10.1	Shares Assignment Agreement, dated as of June 15, 2011, by and among Israel Healthcare Ventures 2 LP Incorporated, Topspin Medical, Inc. and Topspin Medical (Israel) Ltd.
10.2	Share Transfer Agreement, dated as of June 15, 2011, by and between Israel Healthcare Ventures 2 LP Incorporated and Medgenesis Partners Ltd.
10.3	Amendment of the Share Transfer Agreement, dated as of July 11, 2011, by and between Israel Healthcare Ventures 2 LP Incorporated and Medgenesis Partners Ltd.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-1