Form 10-Q/A
period 2011-06-30
TOPSPIN MEDICAL INC
filed 2011-09-14
CIK 1211805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number:  333-144472

Topspin Medical, Inc.
(Exact name of registrant as specified in its charter)

Delaware	51-0394637
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

25 Lechi, Bnei-Brak, Israel
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: 972-3-6167055

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

Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐    No ☒

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of August 22, 2011, was 11,645,405.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q of TopSpin Medical, Inc. (the “Company”) for the period ended June 30, 2011 (the “Form 10-Q”), as filed with the Securities and Exchange Commission on August 22, 2011, is to furnish Exhibit 101 to the Form 10-Q which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the Company’s financial statements and notes included in Part I, Item 1 of the Form 10-Q. As permitted by Rule 405(a)(2)(ii) of Regulation S-T, the Company is furnishing Exhibit 101 by amendment within 30 days of the original due date of the Form 10-Q.

No changes have been made to the Form 10-Q other than the furnishing of Exhibit 101 described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

PART II — OTHER INFORMATION

ITEM 6.  EXHIBITS

Exhibit No.	Description
10.1*	Shares Assignment Agreement, dated as of June 15, 2011, by and among Israel Healthcare Ventures 2 LP Incorporated, Topspin Medical, Inc. and Topspin Medical (Israel) Ltd.
10.2*	Share Transfer Agreement, dated as of June 15, 2011, by and between Israel Healthcare Ventures 2 LP Incorporated and Medgenesis Partners Ltd.
10.3*	Amendment of the Share Transfer Agreement, dated as of July 11, 2011, by and between Israel Healthcare Ventures 2 LP Incorporated and Medgenesis Partners Ltd.
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2011, and December 31, 2010; (ii) Consolidated Statements of Operations for the year ended December 31, 2010 and the three and six months ended June 30, 2011 and 2010; (iii) Statements of Changes in Shareholders’ Deficiency as of June 30, 2011; (iv) Consolidated Statements of Cash Flows for the year ended December 31, 2010 and the six months ended June 30, 2011 and 2010; and (v) Notes to the Consolidated Financial Statements.  Users of this data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of Topspin Medical, Inc.

_______________
*  Previously filed.

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOPSPIN MEDICAL, INC.

Date: September 14, 2011	By:	/s/ Uri Ben-Or
Uri Ben-Or
Chief Financial Officer
(Principal Financial Officer)

S-1

EXHIBIT INDEX

Exhibit No.	Description
10.1*	Shares Assignment Agreement, dated as of June 15, 2011, by and among Israel Healthcare Ventures 2 LP Incorporated, Topspin Medical, Inc. and Topspin Medical (Israel) Ltd.
10.2*	Share Transfer Agreement, dated as of June 15, 2011, by and between Israel Healthcare Ventures 2 LP Incorporated and Medgenesis Partners Ltd.
10.3*	Amendment of the Share Transfer Agreement, dated as of July 11, 2011, by and between Israel Healthcare Ventures 2 LP Incorporated and Medgenesis Partners Ltd.
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Attached as Exhibit 101 to this report are the following Interactive Data Files formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2011, and December 31, 2010; (ii) Consolidated Statements of Operations for the year ended December 31, 2010 and the three and six months ended June 30, 2011 and 2010; (iii) Statements of Changes in Shareholders’ Deficiency as of June 30, 2011; (iv) Consolidated Statements of Cash Flows for the year ended December 31, 2010 and the six months ended June 30, 2011 and 2010; and (v) Notes to the Consolidated Financial Statements.  Users of this data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of Topspin Medical, Inc.

_______________
*  Previously filed.

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

E-1