Form 10-Q
period 2011-09-30
TOPSPIN MEDICAL INC
filed 2011-11-21
CIK 1211805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

or

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
Registrant’s telephone number, including area code: 972-9-7442440
N/A
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

Yes ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒    No ☐

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐    No ☒

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of November 20, 2011, was 11,645,405.

TOPSPIN MEDICAL, INC.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011 contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Those statements are therefore entitled to the protection of the safe harbor provisions of these laws. These forward-looking statements, which are usually accompanied by words such as “may,” “might,” “will,” “should,” “could,” “intends,” “estimates,” “predicts,” “potential,” “continues,” “believes,” “anticipates,” “plans,” “expects” and similar expressions, involve risks and uncertainties, and relate to, without limitation, statements about our market opportunities, our strategy, our competition, our projected revenue and expense levels and the adequacy of our available cash resources. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or forecasted in, or implied by, such forward-looking statements.

Although we believe that the expectations reflected in these forward-looking statements are based upon reasonable assumptions, no assurance can be given that such expectations will be attained or that any deviations will not be material. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 may not occur and our actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We disclaim any obligation or undertaking to disseminate any updates or revision to any forward-looking statement contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

PART I  — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY

INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30 2011

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2011

UNAUDITED

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

NIS in thousands (except share and per share data)

	December 31,	September 30,
	2010	2011
		Unaudited

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	33	-
Accounts receivable and prepaid expenses	49	137

	82	137
NON-CURRENT ASSETS:
Investment in affiliate company	-	9,428

	82	9,565

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Trade payables	658	1,415
Other payables and accrued expenses	63	644
Loan from interested party	-	481
Tax provision	1,254	1,312

	1,975	3,852

SHAREHOLDERS' DEFICIENCY:
Share capital -
Common shares of $ 0.001 par value -
Authorized 2,000,000 and 50,000,000 shares as of December 31, 2010 and September 30, 2011, respectively; Issued and outstanding 1,522,942 and 11,645,405 shares as of December 31, 2010 and September 30, 2011, respectively	6	43
Additional paid-in capital	181,015	182,788
Receipts on account of shares	1,518	-
Capital fund	-	9,538
Accumulated deficit	(184,432)	(186,656)

	(1,893)	5,713

	82	9,565

The accompanying notes are an integral part of the interim consolidated financial statements.

November 20, 2011
Date of approval of the financial statements	Ascher Shmulewitz Chairman of the Board	Hanan Waksman Director	Uri Ben-Or CFO

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

NIS in thousands (except share and per share data)

	Year ended December 31,	Nine months ended September 30,		Three months ended September 30,
	2010	2010	2011	2010	2011
		Unaudited

General and administrative expenses	2,512	1,997	1,983	522	566

Financing income (expense) , net	197	118	(131)	102	(146)

Loss from Subsidiary	-	-	110	-	110

Net loss	(2,315)	(1,879)	(2,224)	(420)	(822)

Basic and diluted loss per Common share	(1.52)	(1.23)	(0.22)	(0.26)	(0.07)

Weighted average number of Common shares outstanding used in basic and diluted net loss per share calculation	1,522,942	1,522,942	9,958,328	1,522,942	11,645,405

The accompanying notes are an integral part of the interim consolidated financial statements.

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY

STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIENCY

NIS in thousands (except share data)

	Number of outstanding	Share	Additional		Receipts		Total
	shares	capital	paid-in		on account	Accumulated	shareholders'
	Common *)		capital	Capital Fund	of shares	deficit	deficiency

Balance as of January 1, 2010	1,522,942	6	180,935	-	-	(182,117)	(1,176)

Stock-based compensation expense	-	-	80	-	-	-	80
Receipts on account of shares	-	-	-	-	1,518	-	1,518
Net loss	-	-	-	-	-	(2,315)	(2,315)

Balance as of December 31, 2010	1,522,942	6	181,015	-	1,518	(184,432)	(1,893)

Stock-based compensation expense	-	-	43	-	-	-	43
Issuance of common stock	10,122,463	37	1,730	-	(1,518)	-	249
Investment in affiliated company (Note 4)	-	-	-	9,538	-	-	9,538
Net loss	-	-	-	-	-	(2,224)	(2,224)

Balance as of September 30, 2011 (unaudited)	11,645,405	43	182,788	9,538	-	(186,656)	5,713

*)
In December 2010, the Company recorded a share consolidation of 500 for one against all shares of the Company, see Note 1d. Accordingly, all share and per share data in the financial statements were retroactively adjusted to reflect the share consolidation.

The accompanying notes are an integral part of the interim consolidated financial statements.

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NIS in thousands

	Year ended December 31,	Nine months ended September 30,
	2010	2010	2011
		Unaudited
Cash flows from operating activities:

Net loss	(2,315)	(1,879)	(2,224)
Adjustments to reconcile net loss to net cash used inoperating activities (a)	(255)	(219)	1,964

Net cash used in operating activities	(2,570)	(2,098)	(260)

Cash flows from investing activities:

Change in restricted deposits, net	59	52	-

Net cash provided by investing activities	59	52	-

Cash flows from financing activities:

Issuance of shares	-	-	208
Loan from related party	1,542	1,102	19

Net cash provided by financing activities	1,542	1,102	227

Decrease in cash and cash equivalents	(969)	(944)	(33)
Cash and cash equivalents at the beginning of the period	1,002	1,002	33

Cash and cash equivalents at the end of the period	33	58	-

The accompanying notes are an integral part of the interim consolidated financial statements.

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NIS in thousands

		Year ended December 31,	Nine months ended September 30,
		2010	2010	2011
			Unaudited
(a)	Adjustments to reconcile net loss to net cash used in operating activities:

	Depreciation	9	4	-
	Finance expenses (income) on loan from interested party	(24)	-	41
	(Reversal of) stock-based compensation	80	(3)	43
	Loss from Subsidiary	-	-	110
	Decrease (increase) in accounts receivables and prepaid expenses	193	198	(88)
	Increase (decrease) in trade payables	518	(60)	757
	Decrease in liabilities in respect of options to employees and consultants	(3)	-	-
	Increase (decrease) in tax provision, other payables and accrued expenses	(1,028)	(358)	1,101

	Total adjustments	(255)	(219)	1,964

(b)	Supplemental disclosure of non cash flows activities:

	Loan converted into receipts on account of shares	1,518	-	-

	Issuance of shares	-	-	1,518

The accompanying notes are an integral part of the interim consolidated financial statements.

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NIS in thousands (except share and per share data)

NOTE 1:-	GENERAL

a.
Topspin Medical, Inc. ("the Company") and its subsidiary, Topspin Medical (Israel) Ltd. ("the subsidiary") (collectively "the Group") were engaged in research and development of a medical MRI technology.

In October 2008, the Company suspended its activities as described in b below.

The Company was incorporated and commenced operation in September 1999 as a private company registered in Delaware, U.S. On September 1, 2005, the Company issued securities to the public in Israel and became publicly traded on the Tel Aviv Stock Exchange ("TASE"). In 2007, the Company listed some of its securities with the U.S. Securities and Exchange Commission ("SEC"). The Company's shares are traded only in Israel in NIS.

On January 24, 2010, the Company decided to discontinue the development of its intellectual property due to management's assessment from December 2009 that the Company will not be able to finalize the development of its intellectual property or sell products based on such intellectual property.

b.
Since the suspension of the Company's operational activity in October 2008 and as of the date of the financial statements, the Company is not engaged in any operational activity.  Additionally, in January 2010, Company's management decided to suspend the support in protection of its intellectual property (registered patent and patent applications).

c.
The Group has not generated any revenues and has not achieved profitable operations or positive cash flows from operations. The Company has an accumulated deficit of NIS 186,656 as of September 30, 2011, and it incurred a net loss of NIS 2,224 and positive cash flows from operating activities in the amount of NIS 1,964 for the period ended of September 30, 2011.

There is uncertainty about the Company's ability to generate revenues or raise sufficient funds in the near term, if any. These factors, among other factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company's management is currently acting to raise the necessary funds for the operation of the Company and for finding operational activities for the Company in the field of life science or other fields.

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NIS in thousands (except share and per share data)

NOTE 1:-	GENERAL (Cont.)

d.
On February 13, 2011 the Company effected the Chapter 11 settlement according to which the Company's capital structure was modified effective from that date. The Company's authorized share capital increased to 50,000,000 shares of $ 0.001 par value each. The Company also initiated a proceeding for swapping the (unquoted) share and warrant certificates with the holders of shares and warrants that are registered in the registry of the Company's shareholders and warrant holders.

In addition, as part of the settlement, on February 13, 2011, the Company completed the allocation of 10,122,463 shares to Medgenesis against the write off of the Company's debt totaling $ 484 thousand.

e.
On February 4, 2010, the Tel Aviv Stock Exchange ("TASE") notified the Company that it does not comply with the preservation regulations due to having equity lower than NIS 2,000 in the last four reporting quarters. The Company was given an extension until June 30, 2010 to increase its equity. If the required increase in equity does not occur until that date, the TASE Board of Directors will discuss transferring the Company's shares to the preservation list.

On July 18, 2010, the Company received notification from TASE that the Company's shares will be transferred to the maintenance list beginning July 19, 2010. The Company was given an extension until July 18, 2012 to increase its equity, otherwise, its shares will be eliminated from trading commencing July 20, 2012.

On November 2, 2011, the TASE notified the Company that commencing December 15, 2011 the Company's shares will be included in the list of low traded shares. Shares included in the list are traded twice a day and not traded continuously.

f.
On March 2, 2010, the Board of Directors approved to grant Mr. Zvi Linkovski, director in the Company, 10 million options which are exercisable into 10 million Common shares of $ 0.001 par value each which make up 1.19% of the Company's fully diluted equity. The options' exercise price is NIS 0.0143. 50% of the options would vest on February 16, 2011 and after then, every quarter 6.25% of the options would vest. The grant is conditional on enlarging the option pool as part of increasing the Company's issued stock, changing the Company's status from a shell company (as defined in the  'Securities Exchange Act of 1934') into an active one. As of the date of the financial statements, the option pool and the Company's status were not enlarged.

As of September 30, 2011, an expense was recorded in the amount of approximately NIS 43.

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

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.

NOTE 4:-	SIGNIFICANT EVENTS DURING THE REPORTING PERIOD

On June 15, 2011, the Company entered into an agreement with Israel Healthcare Ventures 2 LP Incorporated (“IHCV”) under which the Company received (directly and/or by its subsidiary) all of IHCV’s holdings in Metamorfix Ltd. ( “Metamorfix”) (an amount of 1,400,000 shares, NIS 0.01 par value) for no consideration. Simultaneously with the Company entering into the aforesaid agreement with IHCV, IHCV entered into an agreement with the Company’s existing stockholders, Medgenesis, under which Medgenesis transferred to IHCV 1,095,295 ordinary shares of the Company’s stock, for no consideration (the “Medgenesis Transaction”).

Under the Medgenesis Transaction, certain provisions were agreed upon to protect IHCV’s rights, in certain events, which are detailed below:

a.
The parties’ intention is that the transferred shares shall constitute 10% of the authorized share capital of the Company (not fully diluted) after the Company's delisting from the maintenance list. If additional actions will be performed for the purpose of delisting the Company from the Company’s maintenance list resulting in holding of IHCV in the Company under 10%, Medgenesis shall transfer additional shares of the Company to IHCV in order to bring its holding to 10% of the Company’s shares after the delisting from the maintenance list.

b.
In the event that prior to the new offering to the public of the Company’s shares other shareholders in Metamorfix will enter into more profitable agreements with Medgenesis in connection with sale or transfer of their shares, IHCV shall be compensated for the loss it incurs.

c.
If during the 12-months after consummating the Medgenesis Transaction, the Company or its shareholders effect a purchase or merger, the Company ceases to operate as an independent entity, or 100% of its shares are transferred to third parties, IHCV shall have the right to receive from Medgenesis (together with Asher Smuelevitz) shares of the Company in an amount equal to the amount of shares IHCV transferred to the Company, against all Company shares IHCV received from Medgenesis. In addition, an effort shall be made to change the right (name) to appoint a director from Medgenesis to IHCV.

It is clarified in the agreement that all protections detailed above are only between Medgenesis and IHCV and the Company is not a party to such protections.

On June 30, 2011 the Medgensis Transaction was consummated, such that the subsidiary of the Company, Topspin Medical (Israel) Ltd. (the “Subsidiary”), received from IHCV, for no consideration, 1,400,000 shares, par value NIS 0.01, of Metamorfix (700,000 ordinary shares and 700,000 protected shares), constituting 19.56% of Metamorphix 's issued shares. Simultaneously with the execution of the aforesaid transfer, Medgenesis transferred to IHCV 1,015,295 ordinary shares of the Company, constituting 8.72% of Metamorphix 's issued shares. The Medgensis Transaction is a beneficial transaction for the Company as the Company does not pay any consideration for Metamorfix's shares, nor does it issue any shares to IHCV.The main goal of the Company was to increase the Company's share capital in order to enable it resume trading on the main trading list on the TASE.

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NIS in thousands (except share and per share data)

NOTE 4:-	SIGNIFICANT EVENTS DURING THE REPORTING PERIOD (Cont.)

Following the consummation of the Medgensis Transaction, IHCV became an interested shareholder in the Company.

The Company recorded its investment in Metamorfix at its fair market value of approximately NIS 9,538,000 on the transaction date against an identical increase in capital reserve. The Company estimated the fair market value of its investment in Metamorfix using a combination of the Real Option Valuation (ROV) approach combined and the discounted cash flow method of valuation (DCF). ROV is based on the concept that each stage of an enterprise’s development can be considered as a call option on the next stage, in which each stage has its own technical risk and value. The ROV approach is the most appropriate method of valuation for companies in the biomedical industry that face critical development milestones.  Separately from the ROV analysis, the Company estimated the operational value of Metamorfix’s core activities in the areas of aesthetics and wound care. We used an independent selling and distribution model, with Metamorfix bearing the marketing risk, for the aesthetics portion of the business. For the wound care segment, we used a royalty model in which Metamorfix will work with a significant distributer in the field which will carry the marketing risks.

The fair market value of the Company’s investment in Metamorfix as of September 30, 2011 was evaluated by an external appraiser—Variance—in the amount of approximately NIS 9,538, and includes the Company’s share in the fair value of assets and liabilities of Metamorfix (as appeared in Metamorfix books) plus the Company’s share in intangible assets, net (technology net of tax provision) in the amount of approximately NIS 6,590,000 and goodwill in the amount of approximately NIS 2,948,000.  Variance is an independent multi-disciplinary consulting boutique specializing in financial and business consulting services. Variance’s team provides financial and economic analysis for a diverse range of local and international clients focusing on comprehensive personalized services.

The purchase consideration and the fair market value of the Company’s share of the assets and liabilities of Metamorfix may be adjusted up to 12 months from the purchase date. At the final measurement, the adjustments are carried out by a restatement of comparative figures that were previously reported according to the temporary measurement.

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NIS in thousands (except share and per share data)

NOTE 4:-	SIGNIFICANT EVENTS DURING THE REPORTING PERIOD (Cont.)

Effective July 7, 2011, Eitan Shtarkman resigned as the Chief Executive Officer of the Company. Mr. Shtarkman resigned as director of the Company effective August 10, 2011.

On August 15, 2011, the Board of Directors of the Company approved, following the approval of the Audit Committee of the Company, the receipt of a credit line in the amount of NIS 1,000,000 from Ascher Smuelevitz, the controlling shareholder (the “Credit Line”). The Company shall utilize the Credit Line for the settlement of certain payments, as shall be agreed upon by the Chief Financial Officer of the Company and Dr. Smuelevitz.

Any funds drawn through the Credit Line shall be linked to the Consumer Price Index of July 2011, and shall bear no interest. The repayment of any such funds by the Company to Dr. Smuelevitz shall be subject to one of the following events: (i) the Company consummating a capital raise; (ii) a change of control in the Company has occurred; (iii) cash flow of the Company permitting the repayment of the aforesaid funds.
On September 22, 2011 the Company filed a report with the Tel Aviv Stock Exchange   regarding the interim results of a clinical trial conducted by Metamorfix (the “Clinical Trial”). The Clinical Trial was defined as a “First in Man” trial for proving the level of reaction of a human body to Metamorfix's product for the treatment of wrinkles. On August 30, 2011, 3 months after the commencement of the Clinical Trial, an interim review of the level of wrinkles was conducted, and a preliminary report suggested that both the trial subjects and their physicians were satisfied with the efficacy of the anti-wrinkle treatment and absence of side effects. Tracking of the performance of the product of Metamorfix during the course of the Clinical Trial shall be conducted for a period of one year from the date of commencement of the Clinical Trial. Interim reviews shall be conducted every 3 months.

NOTE 5:-	SIGNIFICANT EVENTS SUBSEQUENT TO THE REPORTING PERIOD

a.
On October 6, 2011, the Company's board of directors approved the grant of 625,658 options for ordinary shares of $ 0.001 to directors and officers. The grant of these options is in consideration of a debt waiver by the optionees of NIS 490,516. The exercise price of the options is NIS 0.01.

In October 2011, one of the directors resigned and his debt balance of NIS 47 thousand was paid to him. As a result, the number of options was changed to 542,092 options for ordinary shares of $ 0.001 and that is for a debt waiver of NIS 425 thousand.

The value of the vested options was valued by an independent appraiser. Since the exercise price of each warrant is close to zero (NIS 0.01) compared to a share price upon grant, was derived from that the option value is approximate to share price without dependency on other parameters affecting the option value. Accordingly, the options' value on the grant date is approximately NIS 1,870 thousand. As a result, the Company shall record in the fourth quarter of 2011 an additional expense of NIS 1,445 thousand.

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NIS in thousands (except share and per share data)

NOTE 5:-	SIGNIFICANT EVENTS SUBSEQUENT TO THE REPORTING PERIOD (Cont.)

b.
On October 6, 2011, the Company's board of directors, subject to the general meeting approval, approved an agreement to receive the services of the Chairman of the Board of Directors from Asher Shmulevitz effective April 1, 2011 for a period of three years. In consideration of these services, Asher Shmulevitz will receive NIS 30 thousand. These amounts will recorded to his credit and will be paid only after the raising of at least NIS 5 million by the Company.

As of the date of signing the financial statements, the transaction was not approved by the general meeting. The Company called for a general meeting of the shareholders to be held on November 29, 2011 for approving this transaction.

c.
On November, 2011 the Company signed several agreements with some of its shareholders, Metamorfix' shareholders and third parties to receive a convertible loan in a total amount of NIS1,450 thousands. According to the agreements the loan will be converted to the Company's shares as described in note 4c. If the Metamorfix transaction will not be completed until December 31, 2011 the loan payment terms will become one year from the date of the agreement. The loan will be linked to the CPA and will bear 8% interest which will be paid with the loan principle. The loan also should be repaid upon certain circumstances as detailed in the agreements.

Through the date of signing the financial statements the Company received a total amount of NIS 1,200 thousands from the loan amount.

NOTE 6:-	CONDENSED INFORMATION OF METAMORFIX ACCOUNTED FOR UNDER THE EQUITY METHOD

The following is condensed information taken out of the statement of financial position, statement of income and statement of comprehensive income of Metamorfix:

	September 30,		December 31,
	2011	2010	2010
	Unaudited		Audited
	NIS in thousands

Current assets	404	1,901	1,055

Noncurrent assets	238	269	268

Current liabilities	209	416	459

Equity attributed to the Company's shareholders	(727)	(1,878)	561

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NIS in thousands (except share and per share data)

NOTE 6:-	CONDENSED INFORMATION OF METAMORFIX ACCOUNTED FOR UNDER THE EQUITY METHOD (Cont.)

	Nine months ended		Three months ended		Year ended
	September 30,		September 30,		December 31,
	2011	2010	2011	2010	2010
	Unaudited				Audited
	NIS in thousands

Operating loss	1,275	3,347	418	1,022	4,148

Loss	1,428	3,653	561	1,083	4,571

Comprehensive loss	1,428	3,653	561	1,083	4,571

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist you in understanding our financial condition and plan of operations. You should read the following discussion along with our financial statements and related notes included in this Quarterly Report on Form 10-Q. Amounts discussed are presented in New Israeli Shekels (“NIS”) and U.S. Dollars.

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

We may not be able to raise additional funds required to resume our regular business operations or to engage in new fields of business that we may decide to pursue. The global stock and credit markets are experiencing significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the [spreads] on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in certain cases have resulted in the unavailability of certain types of financing. Continued uncertainty in the stock and credit markets may negatively affect our ability to raise necessary additional funds.

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

Results of Operations

Three and Nine Months Ended September 30, 2010 and 2011

Net Loss

In the three and Nine months ended September 30, 2011 our net losses were NIS 822 (approximately $221) and NIS 2,224 (approximately $599), respectively, and in the same periods in 2010 our net losses were NIS 420 (approximately $114) and NIS 1,879 (approximately $511), respectively. The net loss in the nine months ended September 30, 2011 mainly represents the costs of the Metamorfix acquisition as describe above.

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

Selling and Marketing Expense

Following our Board’s decision in April 2008 to shift the Company’s focus to a single product, which was not yet in the marketing phase, we did not incur any selling or marketing expenses during the three or six months ended September 30, 2011, or during the corresponding periods in 2010.

General and Administrative Expense

General and administrative (“G&A”) expenses include legal services, audit services and other professional services. G&A expenses for the three and nine months ended September 30, 2011 were NIS 566 (approximately $152) and NIS 1,983 (approximately $534), respectively, compared to NIS 522 (approximately $141) and NIS 1,997 (approximately $538), respectively, for the same periods in 2010. G&A expenses for the three and nine months ended September 30, 2011 are primarily due to legal service fees of NIS 88 (approximately $24) and NIS 385 (approximately $104), respectively, director fees of NIS 113 (approximately $30) and NIS 467 (approximately $126), respectively, share based payment of NIS 7 (approximately $2) and NIS 43 (approximately $12), respectively.

Financing Income

Financing income and/or expenses includes revaluations of certain balance sheet accounts that are linked to the U.S. Dollar exchange rate. Finance expense, net for the three months ended on September 30, 2011 was NIS 146 (approximately $39) compared to finance incomes, net of NIS 102 (approximately $27) in the same periods in 2010. Finance expenses, net for the nine months ended on September 30, 2011 were NIS 131 (approximately $35) compared to NIS 118 (approximately $32) in the same period in 2010.

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

The amendment to the Amended and Restated Certificate of Incorporation of the Company was executed and filed with the Secretary of State of the State of Delaware on February 13, 2011. Pursuant to the plan prepared by the Company and approved by the United States Bankruptcy Court for the District of Delaware, the Company has issued 10,122,463 shares of common stock to Medgenesis as repayment of a debt of $484.

On June 14, 2011, the Company terminated, prior to the closing, an agreement entered into on May 31, 2011, which Dr. Schmulewitz was to transfer to the Company for no consideration other than the transaction costs, shares of Innosense Ltd., an Israeli company. The transaction was entered into as part of the efforts to increase the Company’s shareholders equity. The Company terminated the agreement because it was advised that the transaction would result in adverse tax consequences.

On June 15, 2011, the Company entered into a Shares Assignment Agreement (the “Assignment Agreement”) with the subsidiary and Israel Healthcare Ventures 2 LP Incorporated, a Guernsey limited partnership (“IHCV”). IHCV is the holder of 1,400,000 ordinary shares, nominal value NIS 0.01 per share (“Metamorfix Ordinary Shares”), of Metamorfix Ltd., an Israeli company (“Metamorfix”), representing 19.65% of the issued and outstanding capital stock of Metamorfix.

Pursuant to the Assignment Agreement, the subsidiary acquired Metamorfix Ordinary Shares from IHCV. In connection with entering into the Assignment Agreement, IHCV also entered into a Share Transfer Agreement, dated as of June 15, 2011 as amended as of July 11, 2011 (the “Transfer Agreement”), with Medgenesis Partners Ltd., an Israeli company (“Medgenesis”), which is wholly-owned by Dr. Smuelevitz, the Company’s controlling stockholder. Under the Transfer Agreement, Medgenesis agreed to transfer to IHCV 1,015,295 shares (the “Company Shares”) of the Company’s common stock held by it. Prior to entering into the foregoing agreements, Medgenesis and Dr. Smuelewitz held 50,000 shares and 1,350,000 shares of Metamorfix, respectively.

The purpose of the transactions contemplated by the Assignment Agreement and Transfer Agreement was to increase the Company’s shareholders equity to meet the TASE requirements and resume the trading of the common stock.

The Transfer Agreement provides that if, immediately upon the Company’s return to the main list on the TASE, IHCV owns less than 10% of the Company’s issued and outstanding capital stock, ICHV and Medgenesis will enter into additional transactions to increase IHCV’s ownership to 10% of the Company’s issued and outstanding capital stock. If prior to any public offering of the common stock, any other shareholder of Metamorfix enters into a more beneficial transaction (to such shareholders) with Medgenesis concerning the sale or transfer of shares than the transaction described above, then a compensation mechanism will trigger between IHCV and Medgenesis. The Transfer Agreement also provides that the holdings of IHCV will not be diluted if the Company issues shares of its common stock to any other holder of Metamorfix shares in exchange for the transfer of Metamorfix shares to the Company. In such case, Medgenesis has to transfer its shares of the Company to IHCV in order to increase IHCV’s ownership to the same percentage it was prior to the Company’s share issuances.

In addition, under the Transfer Agreement, during the period commencing at the closing and terminating 12 months after the closing of the transactions contemplated by the Transfer Agreement, if Metamorfix or its shareholders consummate a transaction in which Metamorfix is not the surviving entity or 100% of Metamorfix shares are transferred to a third party, IHCV has the right, including immediately prior to such transaction, to transfer to Medgenesis all Company Shares, and Medgenesis will transfer to IHCV all Metamorfix Ordinary Shares.

On June 30, 2011, pursuant to the Assignment Agreement, the Company acquired Metamorfix Ordinary Shares from IHCV.

As of September 30, 2011, are no cash and cash equivalents.

The Company and its Subsidiary have not generated any revenue and have not achieved profitable operations or positive cash flows from operations. The Company has an accumulated deficit of NIS 186,656 (approximately $50,284) as of September 30, 2011, and it incurred net losses of NIS 822 (approximately $221) and NIS 2,224 (approximately $599) and negative cash flow from operating activities in the amounts of NIS 8 (approximately $2) and NIS 260 (approximately $70) for the three and nine month periods ended September 30, 2011, respectively.

Cash Flows (in thousands)

Operating Activities

In the three months ended September 30, 2011, we used NIS 8 (approximately $2) and in the same period in 2010 we used NIS 64 (approximately $17). In the nine months ended September 30, 2011, we used NIS 260 (approximately $70) and in the same period in 2010 we used NIS 2,098 (approximately $565). The decrease in net cash used in operating activities in 2011 is primarily attributable to our bankruptcy proceedings.

Financing Activities

In the three months ended September 30, 2011, there was no cash from financing activities and in the same period in 2010. In the nine months ended September 30, 2011, the cash from financing activities was NIS 227 (approximately $64) and in the same period in 2010 it was NIS 1,102 (approximately $293). The cash from financing activities in 2010 was primary due to a loan from an interested party. The cash from financing activities in 2011 was primary due to issuance of shares.

Investing Activities

In the three and nine month periods ended September 30, 2011, we did not released restricted deposits, compared to zero flow NIS 52 (approximately $14) and NIS 52 (approximately $14), respectively, released during the same periods in 2010.

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

As of September 30, 2011, the Company’s Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II  — OTHER INFORMATION

ITEM 5.	OTHER INFORMATION

On June 15, 2011, the Company entered into an agreement with Israel Healthcare Ventures 2 LP Incorporated (“IHCV”) under which the Company received (directly and/or by its subsidiary) all of IHCV’s holdings in Metamorfix Ltd. (“Metamorfix”) (an amount of 1,400,000 shares, NIS 0.01 par value) for no consideration. Simultaneously with the Company entering into the aforesaid agreement with IHCV, IHCV entered into an agreement with the Company’s existing stockholders, Medgenesis, under which Medgenesis transferred to IHCV 1,095,295 ordinary shares of the Company’s stock, for no consideration (the “Medgenesis Transaction”).

On August 15, 2011, the Board of Directors of the Company approved, following the approval of the Audit Committee of the Company, the receipt of a credit line in the amount of NIS 1,000,000 from Ascher Smuelevitz, the controlling shareholder (the “Credit Line”). The Company shall utilize the Credit Line for the settlement of certain payments, as shall be agreed upon by the Chief Financial Officer of the Company and Dr. Smuelevitz.

Any funds drawn through the Credit Line shall be linked to the Consumer Price Index of July 2011, and shall bear no interest. The repayment of any such funds by the Company to Dr. Smuelevitz shall be subject to one of the following events: (i) the Company consummating a capital raise; (ii) a change of control in the Company has occurred; (iii) cash flow of the Company permitting the repayment of the aforesaid funds.

ITEM 6.	EXHIBITS

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOPSPIN MEDICAL, INC.

Date: November 21, 2011	By:	/s/ Ascher Smuelevitz
Ascher Smuelevitz Chairman of the Board of Directors and acting Principal Executive Officer

Date: November 21, 2011	By:	/s/ Uri Ben-Or
Uri Ben-Or Chief Financial Officer (Principal Financial Officer)

S - 1

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files.

E - 1