Form 10-K
period 2011-12-31
TOPSPIN MEDICAL INC
filed 2012-03-30
CIK 1211805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2011 to December 31, 2011
Commission File Number: 333-144472

TOPSPIN MEDICAL, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	510394637
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

16 Hatidhar St., P.O. Box 4131, Raanana, Israel 43652
(Address of Principal Executive Offices)

Registrant’s Telephone Number, Including Area Code: 972-9-7442440
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

Yes ☑   No ☐

Indicate by check mark disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Yes ☑   No ☐

As of March 30, 2012, 23,814,428 shares of the registrant’s Common Stock, $0.001 par value per share, were outstanding.

As of June 30, 2011 (the last day of the registrant’s second fiscal quarter), the aggregate market value of the common equity held by non-affiliates of the registrant was approximately NIS 34 million (approximately $10 million, based upon the New Israeli Shekel (“NIS”)/U.S. Dollar exchange rate of NIS 3.415 for every U.S. Dollar as of June 30, 2011). Such aggregate market value was computed by reference to the closing price of the Common Stock as reported on the Tel Aviv Stock Exchange on June 30, 2011. For purposes of determining this amount only, the registrant has defined affiliates as including the executive officers and directors of the registrant on June 30, 2011.

PART I

This Annual Report on Form 10-K of TopSpin Medical, Inc. and its subsidiaries (“TopSpin” or the “Company”, or “us”, or “we” or “our”) for the fiscal year ending December 31, 2011 contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Those statements are therefore entitled to the protection of the safe harbor provisions of these laws. These forward-looking statements, which are usually accompanied by words such as “may,” “might,” “will,” “should,” “could,” “intends,” “estimates,” “predicts,” “potential,”“continue,” “believes,” “anticipates,” “plans,” “expects” and similar expressions, involve risks and uncertainties, and relate to, without limitation, statements about our market opportunities, our strategy, our competition, our projected revenue and expense levels and the adequacy of our available cash resources. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or forecasted in, or implied by, such forward-looking statements.

Although we believe that the expectations reflected in these forward-looking statements are based upon reasonable assumptions, no assurance can be given that such expectations will be attained or that any deviations will not be material. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report on Form 10-K for the fiscal year ending December 31, 2011 may not occur and our actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We disclaim any obligation or undertaking to disseminate any updates or revision to any forward-looking statement contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Unless specified otherwise, all U.S. Dollar amounts in this Annual Report on Form 10-K are calculated using the NIS/U.S. Dollar exchange rate of NIS 3.821for every U.S. Dollar as of December 31, 2011. Historical numbers are calculated according to historical exchange rates. Profit and loss numbers are calculated using average exchange rates for years 2009, 2010 and 2011.

Item 1.Description of Business.

Overview

Until the Company was forced to suspend its activities due to financial considerations in October 2008, it was engaged through TopSpin Medical (Israel) Ltd., which we refer to as the Subsidiary, in the design, research, development and manufacture of imaging devices that utilize MRI technology by means of miniature probes for various body organs. In particular, the Company was developing technology for use in the diagnosis and treatment of heart disease and prostate cancer. Until October 2008, our research and development activities were primarily funded by grants from the Office of the Chief Scientist of the Israeli Ministry of Industry, Trade and Labor (OCS), an Israeli governmental agency, and through offerings of our Common Stock.

In October 2008, we paid NIS 12,513,000 (approximately $3,291,163) as part of a settlement with holders of our Series A Debentures. In addition, the Company did not receive OCS grants that were anticipated in respect of 2007 and 2008 activities. As a result of the combination of the substantial outlay of cash in connection with the settlement and the lack of expected cash inflow from the OCS grants, on October 27, 2008, we decided to terminate the employment of all of TopSpin Israel’s employees (excluding the finance department and certain other employees protected under applicable law) and suspend our operational activities.

In February 2009, we raised an aggregate of NIS 900,000 (approximately $238,410) through the issuance of shares of our Common Stock to support efforts to continue our activities.

On January 27, 2010, the Company entered into an investment agreement with Medgenesis. Under the terms of this agreement, the Company agreed to issue to Medgenesis (i) 423,346 shares of common stock of the Company and warrants to purchase an aggregate of 362,000 shares of common stock of the Company, all in exchange for payment by Medgenesis of $211,673 and the cancellation of a certain warrant issued by the Company to Mr. Shmulewitz (the controlling stockholder of Medgenesis) and dated February 2, 2009.

On February 1, 2010, Medgenesis paid $53,804 to the Company pursuant to the investment agreement described above. The investment agreement was not consummated because the Company failed to fulfill a precondition to the Closing. The Initial Payment was converted into the Medgenesis Loan (as defined below). In addition, the Company, Medgenesis and the Stockholder entered into a memorandum of understanding pursuant to which Medgenesis and the Stockholder will assist the Company to acquire interests in commercial and/or industrial biotech companies and/or assets. We are currently pursuing acquisition options.

On April 29, 2010, we entered into a loan agreement (the “Loan Agreement”) with Medgenesis, pursuant to which Medgenesis agreed to loan the Company a total of $353,804 (the “Medgenesis Loan”), consisting of: (i) $53,804 already paid to the Company on February 1, 2010, pursuant to the Investment Agreement and (ii) an additional $300,000 to be placed in an escrow account and to be disbursed pursuant to an Escrow Instruction Letter (the “Letter”), dated April 29, 2010, between the Company, Medgenesis and the escrow agent. The Loan Agreement and the Letter provide that the Company may use the Medgenesis Loan for payment of legal fees, including fees associated with retaining its current counsel for bankruptcy counseling advice, and for the payment of all other outstanding obligations as may be required by the Plan (as defined below). The Loan Agreement also provides for the termination of the Investment Agreement and all obligations of the parties there-under.

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

On June 28, 2010 the Company received a letter from Medgenesis requesting full repayment of the loan because, at that time, the Company had not yet filed its Chapter 11 petition pursuant to the Loan Agreement. On June 29, 2010, Medgenesis withdrew the remaining amount from the escrow account. As of December 31, 2010, the outstanding loan balance, including unpaid interest at a rate of 4.0%, was $289,916.   The outstanding loan balance was ultimately converted into 5,941,489 shares of Common Stock in connection with the Company’s bankruptcy proceedings described below.

On July 12, 2010, in accordance with the Loan Agreement, the Company filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code with the Bankruptcy Court (Case No. 10-12213 (CSS)). As part of the Plan that the Company submitted to the Bankruptcy Court, the Company requested that the Bankruptcy Court approve an increase in its registered capital, a reverse split of the Company’s reorganized Common Stock (as further detailed below) and the conversion of the outstanding amount of the Medgenesis Loan into Company’s shares of Common Stock (all under terms that have not yet been authorized by the Company’s shareholders).

On September 26, 2010, the Company and Medgenesis entered into another loan agreement under which Medgenesis agreed to loan the Company up to $200,000. The loan agreement was contingent on the Bankruptcy Court’s approval of the Chapter 11 proceeding in Delaware (the “Second Loan”). As of December 30, 2010, the Company had borrowed approximately NIS 485,613 (approximately $136,831) under the Second Loan.  The outstanding balance of the Second Loan was ultimately converted into 4,180,974 shares of Common Stock (for a total of 10,122,463 shares of Common Stock, including the shares issued upon conversion of the outstanding balance under the Loan Agreement as described above) in connection with the Company’s bankruptcy proceedings described below.

On October 22, 2010, the Bankruptcy Court entered the Order Granting Motion Of Debtor And Debtor-In-Possession For Authority To Incur Unsecured Debt Under Loan Agreement And For Approval Of Loan Agreement, pursuant to which the Bankruptcy Court authorized the Company to incur up to an additional $200,000.00 under the Second Loan.

On December 13, 2010 the Plan was approved by the general meeting of the equity interest holders of the Company, and on December 21, 2010, the Plan was approved by the Bankruptcy Court. In accordance with the provisions of the Plan, the consolidation of the capital of the Company was approved such that every 500 shares of the Company’s outstanding capital stock, par value $0.001 per share, were consolidated into 1 share, par value $ 0.001 per share, and each warrant exercisable to purchase 1 share, par value $0.001 per share, became exercisable to purchase 0.0002 shares, par value $0.001 per share, with the exercise price remaining the same. The Amended and Restated Certificate of Incorporation of the Company was amended, effective February 13, 2011, to increase the authorized share capital of the Company to a total of 50,000,000 shares, par value $0.001 per share.

On June 15, 2011, the Company entered into an agreement with Israel Healthcare Ventures 2 LP Incorporated (“IHCV”), pursuant to which IHCV transferred all of its equity interest in Metamorefix, consisting of 1,400,000 ordinary shares, par value NIS 0.01 per share (of which 700,000 are “Protected Shares” as described below under the heading “Investments in Metamorefix’s Capital and Transaction in Shares”), to the Subsidiary (the “IHCV Agreement”). As a result of this transaction, the Company acquired 19.65% of the issued and outstanding shares of Metamorefix.

Concurrently with execution of the IHCV Agreement, IHCV entered into an agreement (the “Medgenesis Agreement”) with the Company’s largest existing stockholder, Medgenesis Partners, Ltd., an Israeli company controlled by Dr. Ascher Shmulewitz, the Chairman of the Company’s board of directors (“Medgenesis”), under which Medgenesis transferred 1,095,295 shares of common stock of the Company, par value US $0.0001 per share (the “Common Stock”) to IHCV (together with the transaction pursuant to the IHCV Agreement, the “Medgenesis Transaction”). The Medgenesis Transaction was consummated on June 30, 2011. Prior to entering into the foregoing agreements, Medgenesis and Dr. Shmulewitz held 50,000 shares and 1,350,000 shares of Metamorefix, respectively.

Pursuant to the Medgenesis Agreement, and for the purpose of protecting IHCV’s rights upon the occurrence of certain events, Medgenesis and IHCV agreed to the following (collectively, the “Protective Provisions”):

•
The intent of the Medgenesis Agreement was that the shares of the Company transferred to IHCV by Medgenesis would constitute 10% of the undiluted share capital of the Company after the reinstatement of unrestricted trading of the Common Stock on the TASE. Accordingly, it was agreed that in the event that additional actions were taken in order to reinstate trading of the Common Stock which resulted in IHCV’s holdings in the Company falling below 10%, Medgenesis would transfer such additional shares of Common Stock to IHCV, for no consideration, as required in order to bring IHCV’s holdings in the Company back to 10% on an undiluted basis.

•
In the event that prior to a new public offering of the Common Stock, shareholders of Metamorefix other than IHCV enter into an agreement with Medgenesis in connection with the sale or transfer of such shareholders’ shares at a higher price than IHCV received in exchange for its shares of Metamorefix, IHCV shall be paid such difference.

•
Between the closing of the Medgenesis Transaction and the earlier of (i) the 12-month anniversary of that closing and (ii) the consummation of a change in control transaction relating to Metamorefix, IHCV had the right (which it was entitled to exercise immediately prior to the consummation of a change in control transaction) to unwind the Medgenesis Transaction such that all shares of Common Stock transferred to IHCV under the Medgenesis Agreement would be returned to Medgenesis, and Medgenesis and Dr. Shmulewitz would transfer to IHCV all of the shares in Metamorefix transferred by IHCV to the Subsidiary pursuant to the IHCV Agreement. During the term of this covenant, Medgenesis was prohibited from disposing of any of its shares of Metamorefix so that it would have adequate shares to satisfy any obligation under this covenant.  This covenant expired upon the consummation of the Metamorefix Transaction described below.

The Company was not a party to the Medgenesis Agreement, and therefore was not a party to any of the Protective Provisions.

The Company did not pay any consideration in connection with the Medgenesis Transaction; however, its controlling shareholder, Dr. Shmulewitz, disposed of a portion of his ownership interest in the Company in order to consummate the transaction.  As a result of the Medgenesis Transaction, the Company was able to increase its shareholders’ equity, thus enabling it to resume trading, on an unrestricted basis, on the Tel Aviv Stock Exchange (the “TASE”). Prior to the Medgenesis Transaction, the Common Stock had been traded on a restricted basis for nearly one year, and had the Company not qualified for unrestricted trading by July 11, 2011, we would have had to satisfy additional requirements in order to list the Common Stock on the TASE on an unrestricted basis.

On November 17, 2011, the Company, together with the Subsidiary and the other shareholders of Metamorefix, entered into an agreement (the “Equity Purchase Agreement”) for the purchase by the Subsidiary of 5,725,000 ordinary shares of Metamorefix, constituting 80.35% of the issued and outstanding shares of Metamorefix, in exchange for (i) the issuance of an aggregate of 8,009,009 shares of Common Stock to the shareholders of Metamorefix (other than the Subsidiary); (ii) the cancellation of all outstanding options to purchase shares of Metamorefix, and (iii) the grant of options to purchase 363,728 shares of Common Stock to the former option holders of Metamorefix (collectively, the “TopSpin Equity Consideration”). The TopSpin Equity Consideration constitutes 40.49% of the Company`s share capital on a fully diluted basis. The Equity Purchase Agreement, and the transactions contemplated thereby (collectively, the “Metamorefix Transaction”), were consummated on December 29, 2011, whereupon the Company, through its Subsidiary, became the sole shareholder of Metamorefix.

Upon the consummation of the Metamorefix Transaction, the Company consummated three related transactions with shareholders of the Company, former shareholders of Metamorefix and third parties, as follows:

•
Conversion of Metamorefix Loans: Former shareholders of Metamorefix furnished Metamorefix with loans in May and August 2011 in the aggregate sum of US$ 225,000, bearing interest at an annual rate of 2%. These loans, valued at $225,800, were converted into 859,889 shares of Common Stock in accordance with a pre-money valuation of the Company of NIS 20,000,000.

•
Conversion of Topspin Loan: On August 15, 2011, the Company accepted a NIS 1,000,000 credit line from Mr. Ascher Shmulewitz, in the form of a loan bearing no interest and linked to the July 2011 price consumer index. On November 29, 2011, the Company approved the conversion of a portion of said loan equal to NIS 531,000 into Common Stock. Upon the consummation of the Metamorefix Transaction, a sum of NIS 331,000 was converted to 342,591 shares of Common Stock of the Company, based on the same valuation of the Company described above. Mr. Shmulewitz retains the right to convert the remaining NIS 200,000 in principal into Common Stock on the same terms.

•
Convertible Metamorefix Loans: The Company executed convertible loan agreements with third parties and shareholders of Metamorefix, including Mr. Mr. Moshe Mizrahi, a director of the Company, and Mr. Amir Valdman, an interested shareholder (together, the “Lenders”) pursuant to which the Lenders agreed to grant Topspin convertible loans in the aggregate principal amount of NIS 2.68 million (approximately $722,000). Of these convertible loans, loans in the principal amount of NIS 1.45 million (approximately $398,000) were converted into 1,499,036 shares of Common Stock upon the consummation of the Medgenesis Transaction, while the balance of the loans with an aggregate principal amount of NIS 1.23 million (approximately $322,000), were converted into 1,271,897 shares of Common Stock on March 11, 2012.

Metamorefix’s History

Metamorefix was incorporated on January 31, 2007, as an Israeli private limited liability company. It is engaged in the examination, research and development of technologies that facilitate the healing, rejuvenation and repair of tissues − especially skin tissues - that have sustained damage from injuries, wounds or due to aging. The technologies developed by Metamorefix are based on an integration of developed products into the body’s natural and spontaneous healing processes. The first technology developed by Metamorefix was based on a combination of hyaluronic acid and fibrin. Hyaluronic acid is a polymer that is normally found in various human tissues (such as skin and cartilage). It is known as a substance that promotes healing processes, although the mechanism of this promotion is yet to be defined and completely understood. Fibrin is a protein that is created naturally in the body after sustaining skin tissue damage (also known as “blood clotting”), Metamorefix developed unique and controlled processes that allow for the formation of fibrin based on a combination of thrombin and fibrinogen, as a stable, functional powder, which serves as an optimal environment for cell growth. Metamorefix has chosen two fields for the implementation of the Technology: aesthetics (the filling and treatment of wrinkles) and the healing of wounds.

We have not generated any revenues to date and have not achieved profitable operations or positive cash flows from operations. We have an accumulated deficit of NIS 10,159,653 (approximately $2,658,728) as of December 31, 2011, and have incurred a net loss of NIS 1,042,625 (approximately $272,867) and negative cash flow from operating activities in the amount of NIS 1,940,000 (approximately $507,720) for the year ended December 31, 2011.

The Company has received a going concern opinion from its independent auditors as of December 31, 2010.

Industry

In recent decades, as a result of medical progress and advancement, as well as the culture of economic prosperity that has taken root (especially, but not only) in Western countries, various medical fields have developed for the purpose of improving the quality of human life, rather than merely focusing on survival.

As part of this progress and advancement, our understanding of the rejuvenation and repair processes of tissues has improved. This improved understanding allows us to view medical conditions that, on the surface, seem different and unconnected, as phenomena that derive from the same biological cycle of events. For example, the biological understanding of a wrinkle is identical to that of other instances of damage to the skin, like wounds, burns, cuts and skin affected by radiation.

For many years, efforts have been made to develop treatments targeted at eliminating or preventing wrinkles resulting from aging of the skin, environmental effects, and the inevitable weakening of collagen, elastin and fat in the skin of the face and the rest of the body. The scientific approach accepted today for aesthetic treatments, which lies at the heart of these developments, is based on the healing process in general and on the rejuvenating and repair processes of the human skin in particular. In an attempt to ‘repair’ wrinkles, a variety of treatments were developed, including: Botox injections, the use of various filling substances, peeling, laser treatments and even more complex procedures such as face lifting surgeries.

These treatments attempt to enhance the natural process of skin rejuvenation, which is activated when skin tissues sustain damage. This healing process is divided into four successive stages:

•
Homeostasis: as blood platelets pass into the affected tissue, they activate the production of the protein thrombin by causing changes in fibrinogen, a protein present in the blood. The sequence of chemical changes in the fibrinogen protein triggers the creation of a blood clot, also known as fibrin.

•	Inflammation: The body responds with an immunological reaction to the penetration of foreign bodies by transferring cells of various kinds from the immune system.
•
Proliferation: Fibroblasts, which are the cells that release growth factors and substances essential for the creation of new tissues (collagen, elastin and hyaluronic acid), appear to rebuild the damaged tissue.

•	Remodeling: In the last stage of the healing process, new collagen is created. Scars appear when there is a surplus of collagen.

Existing treatments differ from one another with respect to the stage of the healing process in which they are integrated and in their manner of their operation. One of the most common and accepted types of wrinkle treatments in the market today is a dermal filler, which stands out both in its simplicity and effect. The dermal filler material is injected through a thin needle and the skin recovers immediately, with short-term side effects, a low percentage of complications and a positive effect on surface and medium wrinkles. There are various types of substances used for the filling of wrinkles, each with its own unique characteristics. Thus far, no optimal filling substance has been discovered that combines relatively long-term efficacy with minimal side effects and quick and easy injection process.

Some filling substances take the form of synthetic polymers that are not absorbed into the body, such as silicon, plastic or other synthetic polymer particles. These materials create an inflammatory reaction, which in turn triggers the proliferation stage, and the ultimate creation of collagen septa. Collagen septa isolates the filling substance from the rest of the body and repairs the damaged tissue. The filling material becomes an implant and the casing is made up of the new collagen. These types of filling substances have the advantage of being long-lasting, but carry many drawbacks, including difficulty of use, undesirable movement of the implant from its original position, incompatibility with future changes in the structure of the face, lumps, fibrosis (an overreaction to the creation of collagen), allergic reactions, etc.

Alternatively, natural and biocompatible substances that are found naturally in the body may be used to fill wrinkles and indirectly contribute to making up the deficiencies of collagen, including hyaluronic acid, collagen, etc. The major advantage of these materials is that they are found naturally in the body and thus do not cause serious side effects or immunological responses. However, natural substances experience enzymatic breakdown and are thus absorbed quickly into the body, limiting their effect to short periods of time of up to an average of 4 months only. In attempting to extend the effect of natural and biocompatible substances used in wrinkle treatment applications, many companies have begun to produce these materials in a manner that modifies their chemical structures to prevent quick absorption and enzymatic breakdown. Although the cross-linked substances indeed provide for a longer lasting effect, an undesired result of this chemical modification is that the biological identification process, which causes the body to commence the healing process of the damaged tissue, is barely activated upon injection. In addition, considerable difficulty arises in injecting the substances into gentle skin areas (such as the face) while the medical practitioner is required to apply an increased amount of pressure in order to release the material from the syringe. This results in a longer, more painful and more expensive procedure. Moreover, the chemical change is, at times, so significant that the body does not identify the material and even develops an immunological reaction to it. Today, preliminary indication show that such changes may lead to the creation of granulomas.

To the best of Metamorefix’s knowledge, there is no natural and biocompatible filling substance on the market today capable of ensuring the filling of wrinkles with a long-term, albeit not permanent, effect, while retaining its natural characteristics, which contributes to the skin’s rejuvenation and repair process. In addition, to the best of Metamorefix’s knowledge, the existing methods currently in the market either do not provide for a long term sustained effect or cause difficulties for the medical practitioner resulting, at times, in serious side effects, some of which are dangerous for the patient.

Metamorefix’s Product

The product developed by Metamorefix is a natural tissue healing and dermal filler substance, which we refer to throughout this filing as the Dermal Filler. The Dermal Filler contains hyaluronic acid combined with the fibrin powder and encourages the fibroblastic cells arriving at the injection area to adhere to each other as a part of the healing process. These fibroblasts contribute to the increased production of collagen, growth factors, elastin, hyaluronic acid and other substances, thus strengthening the extracellular matrix or, in other words, repairing the damaged skin. Metamorefix believes that the Dermal Filler is not expected to trigger an adverse immune reaction because it is made of a human protein already recognized by the body.

Raw Materials

The primary raw materials used in creating the Dermal Filler are:

•
Hyaluronic acid. Hyaluronic acid is a polysaccharide found in the connective tissue of both humans and animals. Hyaluronic acid is produced by many manufacturers worldwide from animal sources (mainly rooster combs) and through bacterial strains (as the result of a fermentation process). The synthetic source (derived from bacterial cultures) is considered to be safer.

Metamorefix uses a premium quality, Good Manufacturing Practice, or GMP, grade Hyaluronic acid from a bacterial stain, purchased from BioTechnology General (BTG) Israel, a company owned by Ferring Pharmaceuticals. Metamorefix and BTG entered into a Material Transfer Agreement that governs the terms of the manufacturing and supply relationship. BTG is an FDA- and CE-approved manufacturer. In order to avoid depending on BTG as its sole source of hyaluronic acid, Metamorefix has also entered into a material transfer agreement with Novozymes A/S - a Denmark-based premium manufacturer – to purchase synthetic, GMP-grade hyaluronic acid.

The Company and Metamorefix do not expect to encounter difficulty in securing an additional source of hyaluronic acid. However, any change in the hyaluronic acid supplier may require approval and further submissions to regulatory authorities.

•
Fibrinogen and thrombin. Metamorefix has chosen to use a commercial fibrin sealant kit, manufactured by Baxter Healthcare Corp., to produce the Dermal Filler. Metamorefix has entered into a Material Transfer Agreement with Baxter, pursuant to which Baxter will supply fibrin sealant kits for Metamorefix’s use during the development and clinical study phases.

Thrombin, which is included in the fibrin sealant kits, is abundant and usually derived from animal sources.  Fibrinogen, on the other hand, is a blood derivative and is much less widely available, due in part to the purification process that is required to isolate it. There are only a few FDA- and CE-approved fibrin sealant kits available commercially. Therefore, Metamorefix expects to depend on Baxter to provide fibrin sealant kits going forward.  In order to decrease this dependency, and increase its flexibility, Metamorefix has established an alternative production process using a cryoprecipitate as a raw material. Cryoprecipitate is a component of blood, rich in fibrinogen, available from any blood bank in the world. Cryoprecipitate is more widely available and cheaper than the purified commercial fibrinogen included in fibrin sealant kits, but it requires additional regulatory approvals in order to be approved as a raw material.

•	Lidocain HCl. Lidocain HCl is an anesthetic reagent available from many manufacturers in a GMP grade.

There are certain risks associated with using a molecule from a human source, like fibrinogen, in a medical device or product, the most relevant of which is the risk that the molecule will carry a viral infection which will, in turn, affect the treated patient.  To combat the risk of infection, all products derived from human blood are controlled, tested and treated using processes designed to de-activate and eliminate any known viral infection. These processes – known as “viral deactivation processes” – are carefully implemented, validated and supervised.  We have chosen to use pre-treated (i.e. virally de-activated), validated and cleared raw materials from commercially available kits as our source of fibrinogen, a critical raw material used to manufacture our product. Furthermore, our manufacturing process includes further viral de-activation and elimination processes that we believe reduce the risk associated with using molecules from human sources to a near-zero, negligible level.

Production of the Dermal Filler

The production process for the Dermal Filler requires simple and commonly-used pharmaceutical equipment available in a range of capacities (from lab scale to industrial scale). As a result, we expect the scale-up of the production process to be fast and robust. The Company and Metamorefix do not expect to establish a production facility in the early stages of sales. Instead, Metamorefix has executed a letter agreement with BTG pursuant to which BTG will supply subcontracting services on the final product production.

Metamorefix has produced the final version of the Dermal Filler in industrial batches. The Dermal Filler is divided into individual doses that are loaded onto individual syringes and packaged in blister packs (so packaged, the “Wrinkle Product”). We have not yet developed a separate packaging and delivery mechanism for the wound treatment application of the Dermal Filler (the “Wound Treatment Product”), but the Dermal Filler material that will be at the center of the Wound Treatment Product is identical to the Dermal Filler material used in the Wrinkle Product.

The Wrinkle Product will be used by injecting the Dermal Filler (which is pre-loaded in the appropriate dose onto syringes) into the deep dermis along a wrinkle line. These treatments are expected to be performed by dermatologists, plastic surgeons and other trained professionals in clinic settings. In the wound treatment application, the Dermal Filler is expected to be applied topically onto the wounded area, although treatment protocol may be changed according to clinical results. These treatments are expected to be performed by doctors, nurses and other trained professionals in clinics and hospitals.

Metamorefix’s activities are subject to compliance with various local and international standards and the regulation of various authorities, as described below:

The United States Food & Drugs Administration (“FDA”)

Foreign companies that manufacture medical devices and/or develop drugs that they intend to export to the United States are required to comply with the regulatory requirements of the FDA before they can export to the United States because the FDA does not recognize regulatory approvals granted by institutions and government agencies of other countries. The FDA requires, among other things, that (1) medical products be manufactured in accordance with specific quality control regulations, (2) foreign manufacturers appointing an American agent; and (3) foreign manufacturers provide FDA representatives the ability to supervise and/or observe its production procedures at the applicable manufacturing facilities.

After obtaining marketing approval from the FDA, Metamorefix intends to market the product solely for the purposes for which it obtains marketing approval. The FDA is entitled to conduct audits, inquiries and investigations in order to ascertain that Metamorefix is indeed complying with the terms of the approval as well as the requirements of the applicable laws and regulations. Failure by Metamorefix to comply with any of the abovementioned requirements can lead to sanctions being instituted against Metamorefix, including the publication of a public warning with regard to its product, requiring Metamorefix to pay fines and other forms of civil compensation, refusing to approve its new products and/or removing the licensing from existing products.

There are three different tracks for receiving FDA approval:

•
The 510 (k) track: This is a relatively short procedure during which it is demonstrated to the FDA that the medical devices for which the approval is being requested are safe and effective and that they are comparable with other products that are lawfully marketed in the United States in different fields and consequently are not subject to the premarket approval procedure (described below).

A 510(k) submission submitted involves the following steps:

o	Confirmation of the classification of the product as a device.

o	Determination of whether any standards and/or guidance documents apply.

o	Identification of any predicate devices already cleared for sale in the U.S.

o	Preparation and submission of the 510(k) application to the FDA. The application must include safety and performance testing data on the finished product.

o
FDA review of the submission, which initial review must be completed within 90 days. The FDA may either approve the submission, or determine that a more comprehensive approval process (most commonly, the PMA process described below) must be used. If the FDA approves the submission, it will issue a 510(k) clearance letter with a 510(k) number for the product.

o	Registration of the products as a medical device through the FDA’s website.

Because the FDA is obligated to review submitted files within 90 days of receipt, and clinical studies are not required, the entire 510(k) process is relatively short, compared with a full PMA submission.

•
Premarket Approval (PMA) procedure: This procedure is similar to the drug approval procedure in the sense that it includes a preclinical stage that includes tests regarding safety, efficacy, the manner of use and long-term effectiveness. This procedure is intended for the approval of medical devices and procedures that are completely new and whose effect on the human body is unclear and/or not entirely known. This track, requires, among other things, clinical trials to be performed on a larger sample of the population and under stricter conditions in order to prove safety and efficacy in a manner that is similar to that required in the drug development procedure. This could result in prolongation of the time until regulatory approvals are obtained, thereby increasing the costs and expenses involved. In recent years, the FDA initiated a track called Modular PMA, which is intended to allow small companies that operate under high risk conditions a graduated filing process and application for the FDA’s approval in different stages. In this track, the applicant for the approval is required to carry out all of the trials that are performed, and provide the same proofs and data that are submitted, on the regular PMA track, but the submission can be carried out in three stages. In each stage, one or two chapters of the file are submitted (in accordance with a preliminary agreement with the FDA). This track provides the applicant with the advantage of being in regular contact with the FDA representatives during the approval process and the planning stage of the studies for the medical device, including the clinical trials (especially significant in Metamorefix’s case) thereby reducing the uncertainty with respect to the FDA`s responses regarding the fulfillment of its requirements for marketing approval.

In a standard PMA application, the FDA’s allotted review time is typically at least 180 days. However, in the modular PMA track, the FDA is expected to review each module within 90 days from submission.  As noted below with regard to the 510(k) track, correspondence between the FDA and the applicant may extend the process.  Because the modular PMA track is a relatively new method of approval, the time period required for completion of an application using the PMA track is uncertain.

•
510 (k) De Novo: This is an interim track, which includes efficacy-focused trials that are consistent with the declaration or labeling of the substances. Following the enactment of the FDA Modernization Act of 1997, the FDA established a new regulatory route for medical devices that (1) present a lower level of risk than Class III medical devices and (2) do not have a predicate. 510(k) de novo applications involve two phases: the first phase consists of the 510(k) process described above, wherein the FDA determines that there is no substantial equivalence between the medical device seeking approval and any other approved devices. The second phase requires the applicant to persuade the FDA that its medical device is a low-risk device (i.e. Class I or Class II). Because Metamorefix’s product is expected to be classified as a Class III medical device, the 510(k) de novo application track will not be available for Metamorefix’s product.

Once an application is submitted, the FDA is expected to review the file within 90 days in order to determine whether there is a “substantial equivalent.”  If the FDA determines that there is a substantial equivalent to the product subject to the 510(k) application, it will send the applicant a letter clearing the product for distribution in the United States. In reaching a determination, the FDA often corresponds with applicants.  The entire process, assuming some correspondence with the FDA before it makes a determination of substantial equivalence, may take as many as 9 months to complete.

Although we believe that we will be able to pursue FDA approval using the modular PMA track (with respect to our Wrinkle Product) and the 510(k) track (with respect to the wound treatment application of the Dermal Filler), it is possible that we will need to pursue alternative, and more complex, approval procedures that may be more expensive, time-consuming and provide a lower probability of ultimate approval.

FDA Approval for Marketing the Wrinkle Product

To the best of Metamorefix’s knowledge, dermal fillers used for the treatment of wrinkles have been approved in the past by the FDA, including products based on hyaluronic acid only and without any unique characteristic or any innovation, were approved on the full PMA track. In light of this, Metamorefix originally intended to apply for FDA marketing approval for the Wrinkle Product on the PMA track. However, because Metamorefix has completed the preclinical phase, as well as extensive parts of the production phase, Metamorefix will attempt to submit the application for marketing approval of the Wrinkle Product via the Modular PMA track. As mentioned above, this will enable Metamorefix to maintain close contact with FDA representatives during the course of the formulation of the clinical trials, thereby reducing the uncertainty regarding future requirements as the approval process moves forward. We currently expect to submit an application for FDA approval of our Wrinkle Product during the fourth quarter of the fiscal year ending December 31, 2013.

FDA Approval for Marketing the Wound Treatment Product

There are currently many products on the market for the treatment and healing of wounds to human tissues, including many precedent products which have already received FDA approval, allowing Metamorefix to use the 510(k) track for its application to market the Wound Treatment Product.

Among the FDA-approved products relating to the treatment and healing of wounds are:

o
Thrombi-Paste (510(k) number: K070938), consisting of a powdered gelatin (for staunching bleeding by absorption) and thrombin with mixed with a liquid to be dissolved just before use and be applied on the bleeding area. This product functions by forming fibrin at the wound site by activating the fibrinogen in the blood.

o
Thrombix Patch (510(k) number: K072117), based on a lyophilized patch containing bovine thrombin and carboxy methyl cellulose. Carboxy methyl cellulose is a polymer capable of liquid absorption. It serves as a hemostat, while the thrombin is expected to activate the fibrinogen in the blood to form a fibrin.

o
CollaWound (510(k) number: K071557) is a Collagen-based emulsion (porcine source). Collagen is a component of the extra cellular matrix and is thought to promote granulation tissue formation. The granulation tissue is the primary tissue formed in wound closure.

o
Integra (510(k) number: K081635), features a porous, cross-linked collagen, glycosaminoglycan and silicone layer. This device combines collagen (for its enhancement of granulation tissue formation), along with a glycosaminoglycan (the family of materials including hyaluronic acid) for hydration control and a silicone patch which is believed to enhance healing and scar reduction (although the mechanism is yet to be identified and proved).

Metamorefix intends to submit the application for marketing approval of the Wound Treatment Product under the category of ‘wound dressing with a biological ingredient’, with reference to precedent products that use thrombin and collagen as biological substances. In this submission, we are entitled to rely upon results regarding the safety of the Dermal Filler in preclinical trials that tested its use in the Wrinkle Product application. If we determine to use the same packaging—pre-loaded syringes—with respect to the Wound Treatment Product as used in connection with the Wrinkle Product, Metamorefix expects to submit an application for FDA marketing approval for the Wound Treatment Product as early as the end of 2012. However, in light of our expectation that we will need to develop different packaging for our wound-healing treatments (other than the syringe packaging that we use with our Wrinkle Product), we will likely need to conduct new and additional studies to test new delivery and packaging methods.  We will need to disclose and seek approval from the FDA with respect to any such modification in packaging and/or method of delivery with the FDA, either through an amendment to an existing cleared device application, or by filing a new application for FDA approval using the 510(k) track. The regulatory path that we select will be determined by the nature of the changes that we make to the packaging of our wound treatment product.

At this stage Metamorefix has not yet applied for, nor has it received, any FDA approval to market any of its products in the United States.

Quality Mark of the European Community - CE Mark

The CE mark indicates compliance with the requirements of the laws and technical specifications of the European Union. It is used for various products and constitutes a declaration by a manufacturer that its product complies with the essential criteria and technical specifications of the relevant authorities, such as: health, safety and environmental protection. The CE mark permits a product to be freely traded not only in the member states of the European Union but also in additional countries that rely on the CE mark. Accordingly, the enforcement and customs authorities in such additional countries have the authority to withhold marketing approval within their jurisdiction from similar products that do not carry a CE mark.

The approval process for the CE mark includes an examination of the technical characteristics of the product in question and the manufacturer’s quality control system. Certain entities, called “Notified Bodies,” are responsible for the grant of the CE mark. The grant is subject to compliance by the manufacturer, in this case Metamorefix, and the relevant product with various conditions that are stated in the application and approval and, after a CE mark is received, the manufacturer must also comply with annual inspections performed by a Notified Body to ensure compliance with such conditions. In addition, prior to the receipt of an approval, the product in question is required to comply with additional European safety requirements and prove its effectiveness according to established criteria. This is a product-specific process and varies according to each company, and the type of device or substance for which the CE mark is applied for.

CE Mark for the Wrinkle Product

In March 2010, the revised directive MDD-93/42 of the European Union entered into effect. According to this revised directive, Metamorefix’s product should be defined as a Class III Medical Device. However, since it contains an anesthetic substance (i.e. lidocaine, which is defined as a drug) and uses fibrinogen (which is a substance that is a human blood derivative), as raw materials, Metamorefix’s product is actually defined as a drug-device combination product. The approval track of a drug-device combination product requires an examination of the application for a CE Mark by a Notified Body in consultation with the European Medicines Agency (“EMA”), with the final decision resting with the Notified Body. In light of this process, throughout the last two years, Metamorefix has held preliminary meetings with a Notified Body called DEKRA, from which it procured a binding opinion dated January 11, 2010, defining Metamorefix’s Wrinkle Product as a medical device in essence, with an ancillary application as a drug, as opposed to being defined as a drug product. This is significant because the approval process for a drug product is lengthier and features a much stricter directive. In view of the Notified Body’s opinion, Metamorefix intends to hold a preliminary meeting with the EMA together with the Notified Body, in order to outline the requirements for the clinical trial that Metamorefix will be required to carry out in order to obtain the CE mark for its product. The meeting has not yet been scheduled. Metamorefix estimates that the clinical trial will start during the second quarter of 2012 and, should the clinical trial provide satisfactory results and Metamorefix will not be required to carry out additional trials and/or provide additional explanations, the CE mark should be received at the beginning of 2013.

CE Mark for the Wound Treatment Product

Metamorefix expects to follow a substantially similar process for obtaining a CE mark for its Wound Treatment Product as described above in relation to the Wrinkle Product.

In light of that and in order to enable Metamorefix to focus on the other activities planned for the next two years, Metamorefix intends to file an application for a CE mark for the Wound Treatment Product only after completing the clinical trial in the United States and obtaining FDA approval with respect to such product. In addition, Metamorefix estimates that receipt of the FDA approval for the Wrinkle Product will make it easier to obtain a CE mark for the Wound Treatment Product because both products are comprised primarily of the same Dermal Filler.

Metamorefix has not yet applied for, nor has it received, the CE mark for any of its products.

The Israeli Ministry of Health

Metamorefix’s activity in Israel is conditional upon the receipt of a permit from the Israeli Ministry of Health (the “MOH”), which regulates medical accessories and devices. ‘Medical accessories and devices’ are defined as ‘a device, accessory, chemical substance, or biological or technological substance, which is used for medical treatment or is required in order to operate a device or accessory that is used for treatment and that is not mainly intended to operate on the human body as a method of medication.’ The Medical Accessories and Devices Unit at the MOH is the entity responsible for granting permits to import various kinds of medical accessories and devices; monitoring the marketing of medical accessories and devices in Israel; and approving clinical trials for medical accessories and devices.

The shipment of the commercial fibrin sealant kits to Metamorefix in Israel requires an approval of the MOH pursuant to the regulations for the import of drugs not registered by the MOH.

Metamorefix intends to submit applications for MOH approvals for the marketing of any of its products in Israel only after, and on the basis of, the FDA and CE mark approvals, insofar as they are received.

Clinical Studies

On May 30, 2011, Metamorefix began a study, based in Slovakia, by injecting four subjects with the Wrinkle Treatment Product. The study protocol was approved by the Slovakian authorities. Each of the injected subjects is obligated to come to four follow-up meetings (one week, and three, six, and twelve months post-injection) at which the safety and efficacy of the Wrinkle Treatment Product are assessed by a medical practitioner.

Based on the positive results and feedback from these subjects, we obtained permission to extend the study to a total of ten subjects (which is the maximum number of subjects allowed in “First In Man”, or FIM, studies). This extended phase of the Slovakian study began on December 13, 2011, and the patients participating in this phase will be assessed at follow-up meetings in accordance with the initial study protocol. Reported results from the six month follow-up of the first four subjects are excellent and we expect to receive results from the three-month assessment for the later phase subjects during the second quarter of 2012.

In connection with development of the Dermal Filler, the Wrinkle Product and the Wound Treatment Product, Metamorefix intends to conduct three clinical studies in the near term:

•
Study Relating to the CE mark application:  As described below under the heading “Plan of Operations,” we currently intend to prepare and submit our application for a CE mark in late 2012.  To do so, we will need to conduct a study similar to the FIM study that we are conducting in Slovakia, which will likely take place in at least two centers (one in Western Europe and one or more in Eastern Europe and/or Israel).  We expect to use data from the Slovakian FIM study for purposes of regulatory approval, but we need to conduct the larger, two-center study with at least fifty subjects in order to satisfy the safety testing thresholds imposed by European authorities.

•
FDA Study. In order to complete the application for FDA approval for our Wrinkle Product, we will need to conduct a clinical study that is larger in scale than the European study described above.  In addition, the FDA study requires that we submit a statistical comparison of the effects of the Wrinkle Product with the outcomes in patients that are used as “controls” (i.e. that do not receive the Wrinkle Product). This study will be performed in North America, and has not yet been fully designed.

•
Study of Wound Treatment Product. A clinical study on the dermal filler product as wound treating device will be performed  either in Europe or Israel and will be designed based on a market study we do for best indication choice.

Market Size

According to market research, the market for dermal fillers designed for aesthetic treatments amounted to $442 million in 2005. 23,000 physicians carried out 11.8 million (surgical and non-surgical) procedures at a total value of $12.5 billion in the United States alone. The rate of growth of the non-surgical procedures, especially dermal filler procedures, was three times greater than the rate of growth of the surgical procedures. The trend in 2005 was to move away from invasive, painful, dangerous and expensive treatments towards the use of perishable dermal fillers. The scope of the dermal fillers market alone in 2011 (which does not include Botox treatments) is expected to reach approximately $1.5 billion. According to market research performed in 2009, the total market value of dermal fillers (for aesthetic treatments) in 2009 reached a total of $3.8 billion, with an expectation of annual growth of 12.3% up to a value of more than $6.8 billion in 2014.

The market for substances and methods for the treatment of wounds was estimated at approximately $12 billion in 2008. Part of the market is based on the treatment of chronic wounds (wounds that are not healed after three months of treatment) and the other part is based on acute wounds (wounds that are cured spontaneously by the body, without control of the quality of the healing and the level of scarring). Most chronic wounds can be classified in three categories: diabetic ulcers, venous and arterial ulcers and pressure ulcers. Due to the constant increase in the prevalence of diabetes in modern society, as well as the continuous increase in life expectancy, the population of persons suffering from chronic wounds is constantly growing.

At the same time, there has been a continuous increase in the number of surgical treatments creating a need for treating acute wounds faster (in order to prevent infection risks or the wound from becoming a chronic wound) and with better quality (reducing scarring, for example). According to industry research, approximately 43 million surgeries are performed each year in the United States alone, in which approximately 60% of patients are not pleased with the healing of the surgical incisions (the visibility of the scar, the rate of healing, etc.). This population constitutes the initial target population for Metamorefix’s Wound Treatment Product, which, we believe facilitates quick healing of surgical incisions, cuts and other wounds without scarring. The scope of the market for healing scars with biological materials is expected to reach approximately $554 million in 2011 and approximately $1 billion in 2015. It should be emphasized that experts in the field estimate that the trend in the market is favoring the use of more advanced and sophisticated treatments which may involve a relatively high direct cost per treatment unit, however they provide for a lower overall treatment cost in the long term due to the shorter duration of such advanced treatment.

Metamorefix intends for its product to belong precisely to the group of substances that enable comprehensive and advanced treatment including protection of the wound, retention of moisture and acceleration of healing by biological means.

Description of Property and Assets

Metamorefix owns fixed assets, which are used by it for its operations and activities, and includes, inter alia, various types of machinery and equipment used in the development process of the products, as well as laboratory equipment, furniture, software, computers and communications equipment.

Metamorefix’s operations and activities are carried out in its offices and its laboratory, comprising an area of approximately 142 square meters, located at the Science Park in Rehovot, Israel (“Metamorefix’s Offices”), and as of the date hereof, are leased, pursuant to a lease agreement dated May 30, 2011 from a third party unrelated to Metamorefix and/or to the Group and/or to any of their respective interested parties. The duration of the current lease is twelve months, starting on July 1, 2011 and ending on June 30, 2012. Currently, Metamorefix intends to extend the lease by at least one year.

Metamorefix’s assets and property in Metamorefix’s Offices are insured by the Eliyahu Insurance Company Ltd., in a ‘Complete Business’ shekel policy, on the basis of the replacement value until June 30, 2012), which includes the following three insurance chapters:

•
Property insurance, which insures Metamorefix’s assets (the leased structure where Metamorefix’s Offices are located, including improvements and fixtures and inventory of every kind), against loss or damage as a result of the accepted risks in extended fire insurance, and earthquakes and other damages from natural disasters up to a sum of NIS 1,110,000;

•	Third party insurance up to a sum of NIS 697,000 per incident and up to NIS 1,395,000 in the aggregate for the whole insurance period.
•	Employers’ liability insurance up to a sum of $5,000,000.

The aforesaid policies are subject to a deductible that is mostly derived from the scope of the damage, subject to minimum restrictions set out in the policies themselves. In addition to the aforesaid insurance policies, Metamorefix has purchased international insurance for clinical trials liability in Slovakia with Allianz-Slovenska Poistovna, A.S. (Germany) with a combined liability limit of 1 million Euros per incident and in the aggregate for the whole clinical trial period.

Employees and Service Providers

Metamorefix’s employees, as of December 31, 2009; December 31, 2010 and shortly before the date hereof, are as follows (divided in accordance with Metamorefix’s organizational structure):

Field of activity	January 1, 2012	December 31, 2010	December 31, 2009
Research and development	1.7	2.7	1.7
Management, financial, human resources, information systems and information technologies	0.3	0.3	0.3
Total	2	3	2

Metamorefix’s employment agreements with its employees and service provider agreements with its service providers are generally based on a global monthly remuneration (including a global payment for overtime) and can be terminated by either party by providing the other party with advanced written notice. The employees’ terms of employment usually include, inter alia, pension insurance, a study fund, work disability insurance coverage as well as entitlement to vacation and holiday pay. The employment agreements also include the terms for the employees’ employment, a confidentiality undertaking, obligations to assign to Metamorefix intellectual property that is developed by the employee within the framework of employment and usually a prohibition against competing with Metamorefix and recruiting its employees, advisers and/or customers for a certain period from the end of the employee’s term of employment. Metamorefix also provides some of its employees with cars that are leased from a leasing company, as is customary in Israel for companies similar to Metamorefix.

Metamorefix is accustomed to making salary revisions for its employees from time to time. Metamorefix’s undertakings due the termination of employment relations are covered by regular payments of managers’ insurance premiums and/or payments to pension funds.

Competition

Dermal Fillers

There are two leading companies that control the market for dermal filer-based wrinkle treatments: Allergan, which markets the brand Juvederm; Q-Med, which markets the brand Restylane; and Merz Aesthetics, which markets Radiesse.

o
Juvéderm® is the trade name of a range of fillers consisting of a [60]-90% cross-linked hyaluronic acid matrix with local anesthetic. Juvéderm as a brand has an approximately 50% share of the U.S. dermal fillers market, and is considered to last for 9 months, on average. Because it is a relatively new product-- launched in the UK in February 2008—there is only limited information available to date regarding its efficacy and other features. According to reports,  Juvéderm  products are difficult to inject (likely because of the cross-linked hyaluronic acid matrix) and, based on initial data, may carry a higher risk of certain long-term side effects (such as granulomas).

o
Restylane is a trade name of a range of fillers consisting of a maximum 80% cross-linked hyaluronic acid matrix, with and without local anesthetic. Restylane was available in Europe since 1996, has been FDA-approved since December 2003. The brand has an approximately 40% share of the U.S. dermal fillers market, and is considered to last for 6 months on average.  Q-Med, the manufacturer of Restylane, recommends a “touch up treatment” any time between 4-6 months.

o
Radiesse™ is another product that accounts for approximately 5% of the U.S. dermal filler market, and is relatively new product in the dermal filler market. Radiesse provides longer-lasting results compared with hyaluronic acid matrix fillers such as Juvederm and Restylane, because Radiesse is made of very tiny, smooth calcium hydroxylapatite (CaHA) particles which form a “scaffold” (as the result of the body’s reaction to their presence).

In the United States, there is almost no competition for these companies (other than between themselves), due to the difficulty in obtaining the FDA’s approval for marking such substances. In Europe, there are a larger number of substances that have been approved, all based on hyaluronic acid, such that most of the players in this market are trying to emulate the two market leaders. However, the combined market share of these additional players in relation to the aforesaid two leading companies, is negligible. According to Medical Insight’s market research carried out in 2006 and 2009, the size of the market for Dermal Fillers will reach approximately $1.5 billion dollars in 2011, and it is increasing annually at a rate of more than 9%. In addition, this market research determined that the use of these substances is expected to increase due to the increase in the number of treatments performed utilizing them, which is expected to reach approximately 13 million by the end of 2011. The increase in this market derives from several factors, such as an increase in awareness of aesthetics, including among men, as well as the increasing supply of solutions offered in the field.

There are also several technologies currently in use for eliminating wrinkles and skin peeling, some of which are invasive and others are non-invasive.

•
Invasive methods. The most accepted invasive method (which is not surgical) is injection (which also includes treatment with Metamorefix’s product) of various types of substances into a wrinkle, some of which are based on non-biodegradable substances, some on biodegradable substances, some on fat injections and some on cell injections. The substances that are not degradable are considered very risky, since it is not possible to remove them from the body should the need arise and because their use leads to an increase in the risk of side effects.

The degradable substances suffer from a short term efficacy, a fact that requires repeated and frequent treatments, resulting in increased customer costs. Among other existing substances used are fat injections and cell injections, which are mainly based on enriching the damaged tissue with external source of fibroblasts cells. Such procedures require an autologous extraction of fat (from the person himself) or a biopsy of autologous skin tissue, as applicable. Such procedures are in dangerous, painful and expensive.

•
Non-invasive methods. These methods are based on the use of creams and chemical substances. However, the use of creams has very limited effect, despite the claims of the cosmetics industry. Only a few of these substances are known to be are capable of penetrating the skin and their use involves a certain amount of risk. In addition, use is made of other chemical substances such as reagents for peeling of the skin, oxygen and CO2 to stimulate the skin. These methods, insofar as it has been proven, are accompanied by considerable pain and disability after the treatment, and their effect is limited to a short time.

•
Surgical methods. These methods are based on removal of access skin by surgery. These processes are lengthy, painful and expensive and they may also involve various risks associated with any surgical procedure, such as infections, response to anesthesia, etc.

Wrinkle Treatment

Metamorefix’s products are intended to constitute an innovation in that it combines ease of use, effectiveness and amount of safety to the customer. The substance will be injected without any prior preparation in a short procedure, where the presence of the lidocaine (an anesthetic reagent) is supposed to reduce the feeling of pain caused as a result of surgical injection and the molding procedures performed by the practitioner. The patients will not be subject to any restrictions with regard to post treatment activity, including exposure to the sun. The price of the product is expected to be one that will be within reach of the average customers and appropriate based a multi-year perspective when viewing the results together with the duration thereof.

Wound Treatment

The wound treatment market is large and highly fragmented. It captures a broad array of products used in a variety of clinical settings, from treating a surgical incision to dressing traumatic wounds to treating chronic wounds caused by a variety of conditions. Because many wound treatment products are tailored to a specific type of wound, there is no single leading competitor in the wound treatment market, but rather a series of competitors within many distinct niches in the wound treatment market. We believe that the most significant competitors in the wound care market are Kinetic Concepts (KCI), Smith & Nephew, ConvaTec, Molnlycke Health Care, Systagenix Wound Management (previously Johnson & Johnson Wound Management) and Coloplast, all of which are predominately focused on moist wound care products. Because many companies do not disclose their advanced wound care sales separately from other sales, it is difficult to provide exact market share percentages for each competitor. According to some industry sources, three competitors controlled over 50% of the market.

Most wound treatment products fall into one of two general categories:

•	Emergency wound care: These products are characterized by their application-to trauma-induced or surgical wounds-and include hemostats, bandages and cleaning reagents.

•
Wound management: These products, generally categorized as medical devices, include electrostimulation products, hyperbaric oxygen therapies, vacuum assisted therapies, bandages with certain antimicrobial reagents, and gel ointments for hydration control. Recently, the trend in this segment of the wound treatment market has been to develop “smart” products, which act not only by preventing regression in the wound but also by promoting and enhancing healing processes. In addition, collagen dressings, growth factors, skin substitutes and gene and stem cell therapy technologies to aid wound healing (not all of which have classified as medical devices) are expanding rapidly.

Most wound treatment products share a common concept: they are designed to provide a cleaner and more controlled environment for the wound to heal. Many products ensure such an environment by focusing on moisture control. Certain competing products claim to stimulate the body’s natural healing cascade by introducing foreign substances that enhance inflammation, which is the second stage in the healing cascade.

We believe that existing wound treatment products do not, however, adequately support or stimulate the healing cascade when the wounded tissue is compromised, either as a result of disease, due to lack of a provisional matrix or protein, or other factors

Expenditures on Research and Development

From the time of our inception in 2007 through December 31, 2011, we invested a total of NIS 7,890,000 (approximately $2,064,904) in gross research and development expenses. We funded our research and development expenses from our own resources and from the Governmental Grants.

Intellectual Property

As of December 31, 2011, the Subsidiary owned one registered patents in the United States. The Subsidiary holds the exclusive rights to U.S. Patent No. 6,704,594 entitled Magnetic Resonance Imaging Device, issued March 9, 2004 concerning the basic technology for local MRI imaging from a miniature imaging probe was expired on September 9, 2011. The Subsidiary also registered Israel patent No. 149945 which concerns our basic technology for local MRI imaging from a miniature probe; this patent was abandoned on November 24, 2010.

The following table summarizes the status of Metamorefix patent applications as of the date of this filing. In each instance, Metamorefix owns all right, title and interest, and no licenses, security interests, or other encumbrances have been granted on such patents and patent applications:

Patent Cooperation Treaty - Publication no.	Patent Title	Filing date	Status	Remarks
WO 2009/022340	Peptides and Pharmaceutical Compositions for Treating Connective Tissue	14/08/2007	National Phase entered in : USA, Europe, Israel	Examination in progress in Europe and Israel, awaiting examination in USA
WO 2009/081408	Pulverized Fibrin Clots and Pharmaceutical Compositions Containing Them	25/12/2007	National Phase entered in : USA, Europe, Israel	Awaiting examination in USA, Europe, Israel.
WO 2010/061377	Tissue Adhesive	03/11/2008	National Phase entered in : USA, Europe, Israel	Awaiting examination in USA, Europe, Israel.
WO 2010/100646	Peptide Enhancers of Transdermal Permeation	03/03/2009	National Phase entered in : USA, Europe, Israel	Awaiting examination in USA, Europe, Israel.

Metamorefix has not entered into any royalty or licensing agreements in connection with any of the above-listed intellectual property.

Employees

The Company’s employees, as of December 31, 2009, December 31, 2010 and December 31, 2011 are as follows (divided in accordance with our Metamorefix’s organizational structure):

Field of activity	December 31, 2011	December 31, 2010	December 31, 2009
Research and development	1.7	2.7	1.7
Management, financial, human resources, information systems and information technologies	1.3	1.3	3.3
Total	3	4	5

The Company is also receiving services from CFO Direct Ltd., a company providing financial services through Mr. Uri Ben-Or, CPA serving as the Company’s CFO.

We, through Metamorefix, have entered into employment agreements with our employees and independent contractor agreements with our independent contractors that are generally based on a fixed monthly compensation schedule (including fixed overtime rates) and can be terminated by either party by providing the other party with advanced written notice. The employees’ terms of employment usually include, inter alia, pension insurance, a study fund, work disability insurance coverage as well as entitlement to vacation and holiday pay. The employment agreements also include the terms for the employees’ employment, a confidentiality undertaking, obligations to assign to Metamorefix intellectual property that is developed by the employee within the framework of employment and usually a prohibition against competing with Metamorefix and recruiting its employees, advisers and/or customers for a certain period from the end of the employee’s term of employment. Metamorefix also provides some of its employees with cars that are leased from a leasing company, as is customary in Israel for companies similar to Metamorefix.

Our employees are not represented by a collective bargaining agreement, nor have we experienced any work stoppages. We believe that our relations with our employees are good.

Availability of SEC Reports

We file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and other information with the SEC. Members of the public may read and copy materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 on official business days during the hours of 10:00 a.m. to 3:00 p.m. Members of the public may also obtain information in the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet web site that contains reports, proxy and information statements and other information regarding issuers, including TopSpin, that file electronically with the SEC. The address of that site is http://www.sec.gov. We are not required to deliver an annual report to our shareholders; electronic copies of such reports, however, are available on the SEC website described above.

Item 1A.Risk Factors.

Risks related to the business

We have incurred losses since our inception, we expect our operating expenses to continue to exceed our revenues for the foreseeable future and we may never generate revenues sufficient to achieve profitability.

We are a development stage company and have not generated any revenues from operations or been profitable since inception, and it is possible we will never achieve profitability or positive cash flows from operations. We have an accumulated deficit of NIS 10,159,000 (approximately $2,658,728) as of December 31, 2011, and have incurred a net loss of NIS 1,042,000 (approximately $272,703) and negative cash flow from operating activities in the amount of NIS 1,940,000 (approximately $507,720) for the year ended December 31, 2011.

Metamorefix, being a small, non-profitable company, may not be able to complete the development of its technology to commercial products.

Metamorefix has not recorded any revenues from operations or profits since the time of its inception in January 2007, and there is no assurance that Metamorefix will generate revenues from operations or profits in the near future, if ever. Due to the long period of time from the commencement of product development until penetration into the market, Metamorefix is exposed to a risk that by the time its product is ready for the market, similar and alternative product(s) will be available, which may significantly harm Metamorefix’s profit forecasts.

Metamorefix has devoted its resources to developing proprietary product candidates, but such product candidates cannot be marketed until the regulatory process is completed and governmental approvals have been obtained. Accordingly, Metamorefix has no current source of revenues from operations, much less profits, to sustain its current and planned business activities, and no revenues from operations will likely be available until, and unless, our product candidates are approved by the FDA or other regulatory agencies and successfully marketed, either by us or a partner, an outcome which we may not achieve.

We may not be able to file our pending patents.

There is no certainty that any or all of the patent applications filed by Metamorefix will result in the registration of a patent and/or that there will not be attempts by third parties to challenge Metamorefix’s patents and/or patent claims, which could result in Metamorefix’s competitors manufacturing products identical or very similar to Metamorefix’s products, thereby harming Metamorefix’s ability to compete in the market even after its products have been introduced into the market.

We may not be able to defend our intellectual property from third party imitating it.

The company is following strict procedures in protecting its know-how and expertise, including signing Non -Disclosure Agreements with all its consultants and potential collaborators. All employees are signed and obligated to keep the data, knowledge and knowhow of the company. Although much attention and efforts were put into decreasing the risk of bypassing the patents limits by third party, one can never exclude the possibility of such evolution.

We may not be able to regulate our products or regulate them following the expected routes.

Our technology and future products are intended for use in markets where regulation approval is a crucial requirement for selling. Thus, a failure to regulate the products in any of the states will limit our ability to reach revenues as expected. The regulation process duration and demand rely dramatically on the classification of the product. Although the regulatory routes planned for our products are based on the judgment of professional consultants, the actual filing route will be determined by the regulatory agencies. Any deviation from the expected filing route for each of the products might extend the time and costs needed prior to commercializing. Such delay and increase in costs might risk the whole process.

We may not be able to obtain FDA approval in the time frame that we currently expect for either or both applications of our product.

The FDA has the discretion to determine the application “track” for which our products are eligible, and that track determines the nature, scope and depth of the application that we will need to submit as well as the likely timeframe for approval. If the FDA determines that we are not eligible to pursue the modular PMA track (with respect to our dermal filler products) or the 510(k) track (with respect to our wound treatment products), we may be required to pursue alternative and substantially more intensive application tracks that will require additional time, funds and expertise to prepare and submit. In addition, if we are required to pursue such alternative application tracks, we may need to raise additional funds in order to continue operations until we obtain approval, and there is no guarantee that we will be able to secure sufficient funds on reasonable terms, if at all.

We might face changes in raw materials supply.

Although Metamorefix has developed backup processes for production of its products, the regulatory and production processes are strongly correlated to the chosen raw materials and suppliers. Any change in availability of the crucial raw materials (and mainly the fibrinogen) will enforce a change in the progress plan of the company.

A possible increase in the prices of the raw materials used by Metamorefix in its products may have a critical effect on Metamorefix’s profits and business projections. In addition, since Metamorefix’s competitors’ may not necessarily use the same raw materials in their products, they would not be necessarily be affected by any such price increase, which will further affect Metamorefix’s position in the market.

Metamorefix is not planning to build production facilities in the near future, thus exposing the Company to higher risks.

Metamorefix does not have independent production capacity for commercial production nor does it intend, in the foreseeable future, to establish any. Therefore, it needs to ensure the commercial production of its products, when applicable and relevant, through subcontractors, which satisfy the requirements of the various authorities. Any changes in the agreements with these subcontractors including the cancellation thereof and/or a change in the status of the subcontractors in relation to the various authorities might require Metamorefix to locate alternative subcontractors and a period of readjustment of Metamorefix’s approvals file with the applicable authorities.

Metamorefix may be exposed to claims for product and manufacturer’s liability.

Product liability claims (for the standard and/or quality of Metamorefix’s products) and manufacturer’s liability (for personal injury that may be caused as a result of the use of Metamorefix’s products), insofar as they apply to Metamorefix, may constitute a risk factor for Metamorefix. Future claims for such liability (irrespective of their chances or results) may cause Metamorefix significant costs and expenses as a defendant, especially in view of the fact that the main potential market for the product is outside Israel. Moreover, such claims may damage Metamorefix’s goodwill and reputation and result in a decrease in its projected and actual income.

Risks related to the industry

Metamorefix operates in a highly competitive environment.

Metamorefix’s products compete with products of companies that develop and/or market similar or alternative products which may subtract from Metamorefix’s share of the target markets, if and when Metamorefix commences to market its products. Additional companies, which are not currently active in the market, may enter into the market and increase the competition with Metamorefix. Metamorefix does not have the ability to prevent the entry of new competitors into the market or the continued development by existing competitors of their products and therefore it intends to continue to invest in the development of the Technology as well as in the development of additional applications for the Technology, in order to protect and maintain its competitive position.

Metamorefix might face changes in regulations, permits and international standards.

The marketing of Metamorefix’s products is subject to various local and international standards. A change in the regulatory standards and directives with regard to these products may impose various unplanned restrictions on Metamorefix’s activity, including on the grant of approvals in the future for the marketing of its products.

As an Israeli company, Metamorefix is exposed to damages caused during strikes at airports.

The vast majority of Metamorefix’s sales are expected to be exported by air shipments. Consequently, long strikes and/or sanctions at airports may result in high costs associated with expensive alternative forms of shipment and even, in extreme cases, in the cancellation of shipments, loss of markets, and customers’ refunds. Moreover, long strikes and/or sanctions at airports are likely to cause difficulties in obtaining raw materials which may result in a significant slowdown in the rate of production of Metamorefix’s products.

Macro and geopolitical risks

We may not be able to raise funds in the extent and timing we need it.

The recession and uncertainty both in the Israeli and global markets may have an adverse effect on Metamorefix’s ability to raise the additional capital required for its ongoing operations and activities and also on its ability to sell its existing and future products, especially in the aesthetics market.

Metamorefix is an Israeli company and is affected by the geopolitical situation in Israel.

Changes in the security and political situation in Israel and in the Middle East have an effect on Metamorefix’s ongoing operations and activities. Any regression in the security and political situation could, inter alia, have a detrimental effect on Metamorefix’s ability to raise the additional capital required for its ongoing operations and activities.

Israeli identity of our products might affect the acceptance of our products.

The sale of Metamorefix’s products is affected by the international status of the State of Israel. The Israeli identity may be both advantageous (in view of the recognition of Israel status as a technological leader in specific fields), as well as disadvantageous even leading to the cancellation of transactions (such as within the context of the Arab boycott, etc.).

Item 2.                      Properties.

On June 15, 2010, the Company entered into an agreement with Tapuz Clothing Industry Ltd (“Tapuz”), a company affiliated with Mr. Zvi Linkovsky, one our directors, pursuant to which Tapuz provides us with office space and services for a monthly payment of NIS 2,000 (approximately $536). The agreement with Tapuz was on a month-to-month basis. This Agreement was terminated on March 31, 2011. As of the date of this report, the registered address is the address of its CFO, CFO Direct, Ltd.

Metamorefix’s operations and activities are carried out in its offices and its laboratory, comprising an area of approximately 142 square meters, located at the Science Park in Rehovot, Israel, and as of the date hereof, are leased, pursuant to a lease agreement dated May 30, 2011. The current term of the lease will expire on June 30, 2012. Metamorefix anticipate extending the term of the lease.

Metamorefix’s assets and property in Metamorefix’s Offices are insured by the Eliyahu Insurance Company Ltd., in a ‘Complete Business’ shekel policy, on the basis of the replacement value until June 30, 2012), which includes the following three insurance chapters:

•
Property insurance, which insures Metamorefix’s assets (the leased structure where Metamorefix’s Offices are located, including improvements and fixtures and inventory of every kind), against loss or damage as a result of the accepted risks in extended fire insurance, and earthquakes and other damages from natural disasters up to a sum of NIS 1,110,000;

•	Third party insurance up to a sum of NIS 697,000 per incident and up to NIS 1,395,000 in the aggregate for the whole insurance period.
•	Employers’ liability insurance up to a sum of $5,000,000.

The aforesaid policies are subject to a deductible that is mostly derived from the scope of the damage, subject to minimum restrictions set out in the policies themselves. In addition to the aforesaid insurance policies, Metamorefix has purchased international insurance for clinical trials liability in Slovakia with Allianz-Slovenska Poistovna, A.S. (Germany) with a combined liability limit of 1 million Euros per incident and in the aggregate for the whole clinical trial period.

Item 3.                      Legal Proceedings.

The Company filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware, as detailed in Item 1 above. Except for the Chapter 11 proceedings, as of December 31, 2011, we were not a party to any material legal proceeding.

Item 4.                      Mine Safety Disclosure.

Not applicable.

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

On February 11, 2011, the Company filed an amended and restated certificate of incorporation with the Secretary of State of the State of Delaware (the “Restated Charter”). Pursuant to the Restated Charter, the Company effected a reverse split of its common stock (“Split”), such that every 500 shares of the common stock existing prior to the Split were automatically combined into 1 share of the Company’s common stock. Pursuant to the Restated Charter, the authorized capital stock of the Company was reduced to 50,000,000 shares of common stock.

The following tables set forth, for the periods indicated, the range of high and low per share sale prices for our common stock as reported on TASE. The share prices for periods prior to February 11, 2011 have been retroactively adjusted to give effect to the Split.

2010
	High	Low
First Quarter	NIS 0.022	NIS 0.014
Second Quarter	NIS 0.022	NIS 0.013
Third Quarter	NIS 0.015	NIS 0.01
Fourth Quarter	NIS 0.018	NIS 0.01

2011
	High	Low
First Quarter	NIS 5.06	NIS 0.01
Second Quarter	NIS 5.00	NIS 2.81
Third Quarter	NIS 3.99	NIS 2.40
Fourth Quarter	NIS 3.80	NIS 1.60

Unregistered Sales of Equity Securities

Investment Agreement with Medgenesis

On January 27, 2010, the Company entered into an investment agreement with Medgenesis. Under the terms of this agreement, the Company agreed to issue to Medgenesis (i) 423,346 shares of common stock of the Company and warrants to purchase an aggregate of 362,000 shares of common stock of the Company, all in exchange for payment by Medgenesis of $211,673 and the cancellation of a certain warrant issued by the Company to Mr. Shmulewitz (the controlling stockholder of Medgenesis) and dated February 2, 2009.

Subsequently, in 2010, the Company filed a petition seeking relief under Chapter 11 of Title 11 of the United States Code, pursuant to which the Company applied to the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) to authorize the approval of transactions and all other actions required according to a plan to be prepared by the Company and approved by Medgenesis in writing prior to any filing (the “Plan”).

On December 13, 2010 the Plan was approved by the general meeting of the equity interest holders of the Company, and on December 21, 2010, the Plan was approved by the Bankruptcy Court. In accordance with the provisions of the Plan, the consolidation of the capital of the Company was approved such that every 500 shares of the Company’s outstanding capital stock, par value $0.001 per share, were consolidated into 1 share, par value $ 0.001 per share, and each warrant exercisable to purchase 1 share, par value $0.001 per share, became exercisable to purchase 0.0002 shares, par value $0.001 per share, with the exercise price remaining the same. The Amended and Restated Certificate of Incorporation of the Company was amended, effective February 13, 2011, to increase the authorized share capital of the Company to a total of 50,000,000 shares, par value $0.001 per share.

On February 15, 2011, the Company issued 10,122,463 ordinary shares to Medgenesis as repayment of a debt incurred in connection with loan agreements between Medgenesis and the Company dated February 1, 2010; April 29, 2010 and September 26, 2010, in the amount of $484,000, as a part of the chapter 11 settlement.

On December 29, 2011, the Company entered into convertible loan agreement with third parties and shareholders of Metamorefix, including Mr. Moshe Mizrahi (one of the Company’s directors) and Mr. Amir Valdman, an interested shareholder, pursuant to which such third parties agreed to grant the Company convertible loans in the aggregate principal amount of NIS 2.68 million (approximately $722,000). Of these convertible loans, loans in the principal amount of NIS 1.45 million (approximately $398,000) were converted into 1,499,036 ordinary shares of the Company upon the consummation of the Medgenesis Transaction, and the remaining balance was converted into 1,271,897 ordinary shares on March 11, 2012 as described in greater detail above under the heading “Recent Transactions.”

The sales of securities described above were exempt from registration under the Securities Act pursuant to Regulation S promulgated thereunder or pursuant to an exemption under Section 4(2) of the Securities Act.

Holders of Securities

As of December 31, 2011, we had 49 known stockholders of record.

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

Item 7.                       Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Financial Statements and Notes and the other financial information included elsewhere in this Annual Report on Form 10-K for the fiscal year ending December 31, 2011. In addition to historical information, this discussion and analysis contains forward-looking statements based on current expectations that involve risks, uncertainties and assumptions, such as our plans, objectives, expectations and intentions. Our actual results and the timing of events may differ materially from those anticipated in these forward-looking statements as a result of various factors.

Overview

Until suspension of our business activities due to financial considerations in October 2008, we, through the Subsidiary, were engaged in the design, research, development and manufacturing of imaging devices that utilize MRI technology by means of miniature probes that image various body organs. Until 2008, our main product was an intravascular MRI, or IVMRI, catheter system for imaging and characterizing the tissue composition of coronary plaque during a conventional cardiac catheterization procedure.

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

As contemplated by the supplemental indenture and the settlement agreement, dated July 13, 2008, between the Company and the Co-Trustee, on October 12, 2008 (the “Settlement Agreement”), all of the outstanding NIS 50,000,000 of the Series A Debentures were converted into 450,000,000 shares of our Common Stock. Upon the completion of this conversion, all of our outstanding Series A Debentures were removed from trading on the TASE. We issued the cash payment contemplated by the Settlement Agreement on October 26, 2008 in the amount of NIS 12,513,000 (approximately $3,291,162).

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

As a result of the Metamorefix Transaction, we have resumed operations and plan to focus our energies and resources towards the development of the Metamorefix business for the foreseeable future.

We expect that the Company’s expenses will increase in future periods in connection with the clinical trials that we must conduct in order to obtain FDA approval for Metamorefix’s products, as well as disclosure relating to expected fundraising sources. Because the Company did not have on-going operations at the time it acquired Metamorefix, there will be no significant elements of historical income or loss, other than the Company’s existing liabilities, that will continue to affect our operations going forward.

Critical Accounting Policies

he consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (US GAAP), applied on a consistent basis, as follows:

Financial statements in NIS: A majority of the Company’s costs and expenses are incurred in New Israeli Shekels, or NIS. In addition, the Company finances its operations from mainly NIS denominated resources, mainly from equity raisings. The Company’s management believes that the NIS is the primary currency of the economic environment in which the Company operates. Thus, the functional currency of the Company is the NIS. Accordingly, monetary accounts maintained in currencies other than the NIS are re-measured into NIS in accordance with ASC 830 (formerly SFAS No. 52), “Foreign Currency Matters.”

All transaction gains and losses of re-measured monetary balance sheet items are reflected in the Company’s statement of operations as financial income or expenses, as appropriate. Substantially all the operations and assets of the Company are conducted in NIS in Israel and it has no assets and operations in the US. The Company’s equity securities are traded in Israel in NIS. As such the Company’s management believes that the functional and reporting currency is NIS.

Use of estimates: The preparation of consolidated financial statements in conformity with US GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Principles of consolidation: The Company’s consolidated financial statements include the accounts of the Subsidiary over which the Company exercises control. Significant inter-company balances and transactions between the Company and the Subsidiary have been eliminated in the consolidated financial statements.

Accounting for stock-based compensation: The Company accounts for stock-based compensation in accordance with ASC 718, "Compensation-Stock Compensation" (formerly: Statement of Financial Accounting Standard No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)")). ASC 718 requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company's consolidated income statements.

The Company recognizes compensation expenses for the value of its awards granted based on the straight line method over the requisite service period of each of the awards, net of estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Estimated forfeitures are based on actual historical pre-vesting forfeitures.

The Company selected the Binomial option pricing model for grants to employees' and the Black & Scholes model for grants to consultants as the most appropriate fair value methods for its stock-options awards. The option-pricing model requires a number of assumptions, of which the most significant are the expected stock price volatility and the expected option term.

Options with exercise price denominated in US Dollars, which is different from the Company's functional currency, are presented as a liability with changes in their fair value recorded through financial expenses in each reporting period.

Results of Operations

Years Ended December 31, 2010 and 2011

Revenue - We had no revenue in 2011 or 2010.

Research and development expenses consist primarily of professional fees, rent, office maintenance, and payroll related expenses. Research and development expenses decreased by approximately 80% to NIS 734,000 (approximately $192,096) in 2011 from NIS 3,642,000 (approximately $975,623) in 2010.

Marketing and Sales - We had no marketing and sales expenses in 2011 or 2010 due to the fact that we are still in a development stage.

General and Administrative - General and administrative expenses consist primarily of professional fees, rent, office maintenance, payroll related expenses and directors’ fees. General and administrative expenses decreased by approximately 5% to NIS 546,000 (approximately $154,299) in 2011 from NIS 576,000 (approximately $154,299) in 2010.

Financial Income, Net - In 2011, we had financial income, net of NIS 238,000 (approximately $66,516) as compared to a financial loss, net of NIS 485,000 (approximately $129,922) in 2010. This decrease is attributable primarily to the revaluation of stock options and warrants liability.

Taxes on income - Since its inspection, the Company has had no income from operations and has no deferred tax liabilities. As a result of the settlement with our bondholders in 2008, we recorded a reserve in the amount of NIS 1,351,000 (approximately $353,572) for possible tax payments.

Net Loss — Our net loss for 2011 was NIS 1,042,000 (approximately $272,703) compared to a net loss of NIS 4,703,000 (approximately $1,259,844) in 2010, a decrease of approximately 78% which is attributable to the decrease in research and developments expenses and to revaluation of options and warrants revaluation

Liquidity and Capital Resources

We have not had any revenues from operations since our inception in January2007. We financed our operations principally through private and public sales of equity securities, and through grants from the Office of the Chief Scientist of the Israeli Ministry of Industry, Trade and Labor, an Israeli governmental agency.

In February 2009, we raised net proceeds of NIS 900,000 (approximately $236,717) through the sale of 240,000 shares of our common shares of $0.001 par value and 58,064,516 warrants exercisable into 116,129 common. Each warrant is exercisable into one common share for the exercise price of NIS 0.01 for a period of 4 years following the issuance date.

As of December 31, 2011, our assets were approximately NIS 1,565,000 (approximately $409,578), of which cash and cash equivalents were approximately NIS 929,000 (approximately $243,130). As of December 31, 2011, our liabilities were approximately NIS 3,110,000 (approximately $813,923).

We believe that our cash resources are insufficient for our operations at current levels for the next twelve months. We are contemplating and pursuing possibilities for new business activities for the Company and new avenues for raising capital.

We may not be able to raise additional funds required to resume our regular business operations or to engage in new fields of business that we may decide to pursue. The global stock and credit markets are experiencing significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in certain cases have resulted in the unavailability of certain types of financing. Continued uncertainty in the stock and credit markets may negatively affect our ability to raise necessary additional funds

Plans of Operation

From October 2008 until the completion of the Metamorefix Transaction, our business activities were suspended due to financial considerations. As a result of the Metamorefix Transaction, we have resumed business operations and plan to focus our energies and resources towards the development of the Metamorefix business for the foreseeable future.

Prior to the suspension of our business activities in October 2008, we, through the Subsidiary, were engaged in the design, research, development and manufacturing of imaging devices that utilize MRI technology by means of miniature probes that image various body organs. Our main product was an intravascular MRI, or IVMRI, catheter system for imaging and characterizing the tissue composition of coronary plaque during a conventional cardiac catheterization procedure. We have no current intention to further pursue this line of business.

Along with its plans to proceed with the detailed missions in the approval of the product as a wound treating material and as dermal filler, Metamorefix intends to examine the fibrin powder as a hemostat. Hemostats are reagents that are capable of stopping severe bleedings in first care treatments. There are few treatments designed to stop and manage bleeding, especially “in field.” Absorbing materials, powders and bandages are the most commonly used hemostats. However, none of them contributes to the healing process of the damaged area and blood vessels. Fibrin, in powder form, introduces both absorption capability and enhances the healing process. As part of the development process, Metamorefix will need to determine the amounts and best formulation of the fibrin powder as a hemostat.

On another note, Metamorefix has tested proprietary peptides (synthetic short sequences of amino acids) as cell adhesion peptides. These peptides will be bonded and immobilized to a polymeric scaffold. This new synthetic, chemical entity is expected to mimic the fibrin molecule, eliminating all the risks and concerns related with the use of a molecule from human source. Metamorefix has invested around $100,000 in establishing the most active peptides. Further research is required on the bonding of the peptides onto the polymeric matrix, and the optimization of the system.

Targets met in 2011 include:

•
The initiation of a clinical “first in man” study on 10 subjects. This study included an initial group of 4 subjects, who were enrolled as of May 30, 2011, and a second group of 6 subjects, who were enrolled as of December 13, 2011.

•	Stability and shelf life study on the product (on-going).

•	Preclinical study on acute wound healing (porcine model).

•	Evaluation of alternative raw materials.

The following is a description in tabular form of Metamorefix’s goals for the years 2012 and 2013:

2012			2013		2014
Wrinkle Product
●	Finalize on-going clinical proof of concept study in Slovakia.	●	Complete application for CE mark.	●	Subject to receiving CE mark for the Wrinkle Product, establish a sales infrastructure in the European Union member states and other relevant non-member states and beginning full scale sales.
●	Extend clinical study to follow the outline and design of ongoing in Slovakia.	●	Establish sales system, subject to CE mark.
●	Prepare and submit application for CE mark.	●	Complete validation processes (production and analytical methods).
Wound Treatment Product
●	Further establish the efficacy of the Dermal Filler in different wound healing applications using pre-clinical studies.	●	Finalize clinical study in chosen indication.	●	Subject to proceeding towards FDA approval for a dermal filler, setting up a sales infrastructure in the United States and beginning full scale sales.
●	Determine initial indication in order to allow short effective clinical study,	●	File application for FDA approval.
●	Prepare and submit application to FDA.	●	Complete validation processes (production and analytical methods).

Anticipated Development

In the coming year, the Company, through Metamorefix, intends to carry out the following operations:

•	Establish an industrial production process for its products and begin to test critical parts of the process.
•	Validate analytical methods.
•	Continue monitoring the clinical POC study.
•	Extend the clinical trial in Europe (dermal filler) to 50 subjects in order to file for CE.
•	Commence clinical studies on acute wound healing.
•	Commence writing the technical files for submission to the applicable regulatory authorities and agencies.

Off-Balance Sheet Arrangements

The Company has not engaged in any off-balance sheet arrangements.

Item 7A.                    Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.                       Financial Statements and Supplementary Data

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARY
(Development stage company)

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2011

NEW ISRAELI SHEKEL (NIS)

IN THOUSANDS

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of

TOPSPIN MEDICAL, INC.
(Development stage company)

We have audited the accompanying balance sheets of Topspin Medical, Inc. (the "Company") as of December 31, 2011 and 2010, and the related statements of operations, changes in shareholders' equity (deficiency) and cash flows for each of the two years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1e, the Company has incurred net losses of NIS 962 during the year ended December 31, 2011 and has an accumulated deficit in the amount of NIS 10,079 as of that date. Additionally, the Company has negative cash flows from operating activities for the year ended December 31, 2011 in the amount of NIS 1,940. These conditions, among other matters described in Note 1b, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Tel-Aviv, Israel	KOST FORER GABBAY & KASIERER
March 29, 2012	A Member of Ernst & Young Global

TOPSPIN MEDICAL, INC.
AND ITS SUBSIDIARY

BALANCE SHEETS

NIS in thousands

		December 31,
	Note	2011	2010

ASSETS

CURRENT ASSETS:

Cash and cash equivalents		929	922
Accounts receivable and prepaid expenses	3	411	133

Total current assets		1,340	1,055

LONG-TERM ASSETS:

Property and equipment, net	4	225	268

Total long-term assets		225	268

Total assets		1,565	1,323

The accompanying notes are an integral part of the interim financial statements.

TOPSPIN MEDICAL, INC.
AND ITS SUBSIDIARY

BALANCE SHEETS

NIS in thousands (except share and per share data)

		December 31,
	Note	2011	2010

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

Trade payables		386	226
Employees and payroll accruals		132	233
Other accrued expenses		1,064	-
Tax provision		1,351	-

Total current liabilities		2,933	459

LONG-TERM LIABILITIES:

Stock options and warrants liability	7	175	966
Accrued severance pay, net		2	73

Total long-term liabilities		177	1,039

COMMITMENTS AND CONTINGENT LIABILITIES	5

SHAREHOLDERS' DEFICIENCY:

Share capital:	6
Ordinary shares of $ 0.001 par value:50,000,000 shares authorized at December 31,2011; 22,355,929 shares issued and outstanding at December 31, 2011;		87	38
Additional paid-in capital		8,527	8,904
Accumulated deficit		(10,159)	(9,117)

Total shareholders' equity deficiency		(1,545)	(175)

Total liabilities and equity deficiency		1,565	1,323

The accompanying notes are an integral part of the interim financial statements.

TOPSPIN MEDICAL, INC.
AND ITS SUBSIDIARY

STATEMENTS OF OPERATIONS

NIS in thousands

		Year ended December 31,		Period from January 31, 2007(inception date) to December 31
	Note	2011	2010	,2011

Operating expenses:

Research and development, net		734	3,642	7,890
General and administrative		546	576	1,963

Total operating expenses		1,280	4,218	9,853

Operating loss		1,280	4,218	9,853

Financial expense (income), net	8	(238)	485	306

Net loss		1,042	4,703	10,159

Basic and diluted loss per ordinary share of NIS		0.10	0.52	1.14
Weighted average number of shares used to compute loss per share		9,967,875	8,673,800	8,673,800

The accompanying notes are an integral part of the interim financial statements.

TOPSPIN MEDICAL, INC.
AND ITS SUBSIDIARY

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIENCY)

NIS in thousands (except share data)

	Number of Ordinary shares	Number of Preferred shares	Share capital	Additional paid-in capital	Accumulated deficit	Total shareholders' equity (deficiency)

Balance at of January 31, 2007 (inception date):	-	-	-	-	-	-
Issuance of shares	7,694,500		29	1,952		1,981
Net loss	-				(1,053)	(1,053)

Balance at of December 31, 2007(*)	7,694,500	-	29	1,952	(1,053)	928

Issuance of shares	979,300	-	4	2,601	-	2,605
Share based compensation	-			394		394
Net loss	-	-	-	-	(1,646)	(1,646)

Balance at of December 31, 2008(*)	8,673,800	-	33	4,947	(2,699)	2,281
Net loss	-	-	-	-	(1,715)	(1,715)

Balance at of December 31, 2009(*)	8,673,800	-	33	4,947	(4,414)	566

Issuance of preferred shares	-	699,500	3	204	-	207

Exercise of warrants to Preferred shares	-	595,575	2	3,344	-	3,346
Share based compensation related to warrants	-	-	-	409	-	409
Net loss	-	-	-	-	(4,703)	(4,703)

Balance at of December 31, 2010 (*)	8,673,800	1,294,075	38	8,904	(9,117)	(175)

Convergence of loan from related party	859,889	-	-	858	-	858
Recapitalization of equity upon reverse acquisition	12,822,240	(1,294,075)	49	(1,235)	-	(1,186)
Net loss	-	-	-	-	(1,042)	(1,042)

Balance at of December 31, 2011	22,355,929	-	87	8,527	(10,159)	(1,545)

(*) Including an exchange of previously issued and outstanding shares of Metamorefix ordinary and preferred shares for common shares of the Company according to exchange rate of 1.399 (see details on note 1c).

TOPSPIN MEDICAL, INC.
AND ITS SUBSIDIARY

STATEMENTS OF CASH FLOWS

NIS in thousands

	Year ended December 31,		Period from January 31, 2007(inception date) to December 31
	2011	2010	,2011
Cash flows from operating activities:

Net loss	(1,042)	(4,703)	(10,159)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	43	31	92
Revaluation of warrants liability	(310)	399	89
Interest on loan from related party	70		70
Increase (decrease) in accrued severance pay, net	(71)	22	2
Share based compensation related to stock option and warrants	(481)	1,012	977
Decrease (increase) in accounts receivable and prepaid expenses	(24)	140	(157)
Increase (decrease) in trade payables	(110)	(109)	209
Increase (decrease) in employees and payroll accruals And other accrued expenses	(15)	114	124

Net cash used in operating activities	(1,940)	(3,094)	(8,753)

Cash flows from investing activities:

Purchase of property and equipment	-	(195)	(316)

Net cash used in investing activities	-	(195)	(316)

Cash flows from financing activities:

Recapitalization of equity upon reverse acquisition of Topspin (a)	595	-	595
Proceeds from loan from related party	1,352	-	1,352
Issuance of shares	-	-	4,586
Issuance of preferred shares	-	1,870	1,870
Exercise of warrants to preferred shares	-	1,595	1,595

Net cash provided by financing activities	1,947	3,465	9,998

Increase in cash and cash equivalents	7	176	929
Cash and cash equivalents at beginning of year	922	746	-

Cash and cash equivalents at end of year	929	922	929

The accompanying notes are an integral part of the interim financial statements.

TOPSPIN MEDICAL, INC.
AND ITS SUBSIDIARY

STATEMENTS OF CASH FLOWS

NIS in thousands

		Year ended December 31,		Period from January 31, 2007(inception date) to December 31
		2011	2010	,2011

(a)	Recapitalization of equity upon reverse acquisition:

	Topspin' assets and liabilities at date of recapitalization
	Tax provision	1,351	-	1,351
	Other accounts receivable and prepaid expenses	(818)	-	(818)
	Related party	270	-	270
	Other accounts payable and accruals	978	-	978

		1,781	-	1,781
	Acquired through issuance of shares	(1,186)	-	(1,186)

	Cash inflow	595	-	595

(b)	Supplemental disclosure of non-cash financing activities:
	Convergence of loan from related party	858	-	858
	Reclassification of warrants liability into shareholders' equity upon their exercise	-	1,743	1,743

The accompanying notes are an integral part of the interim financial statements.

 TOPSPIN MEDICAL, INC.
AND ITS SUBSIDIARY

NOTE 1:-	GENERAL

a.	TopSpin Medical, Inc. ("Topspin") and its subsidiary, TopSpin Medical (Israel) Ltd. ("the subsidiary") were engaged in research and development of a medical MRI technology.

Topspin was incorporated and commenced operation in September 1999 as a private company registered in Delaware, U.S. On September 1, 2005, Topspin issued securities to the public in Israel and became publicly traded on the Tel Aviv Stock Exchange ("TASE"). In 2007, Topspin listed some of its securities with the U.S. Securities and Exchange Commission ("SEC"). Topspin's shares are traded only in Israel in NIS.

In October 2008, Topspin suspended its activities.

In 2011 Topspin acquired the shares of Metamorefix Ltd ("Metamorefix") and as of December 31, 2011, it has become a wholly owned subsidiary (see details on the acquisition on note c below).

Metamorefix is engaged in developing solutions for tissue regeneration and skin tissue regeneration in particular. Metamorefix was incorporated on January 31, 2007.

b.
Metamorefix is in the development stage as it has devoted since inception substantially most of its efforts to business planning, research and development, marketing, recruiting management and technical staff, acquiring assets and raising capital.

c.
On November 29, 2011, further to the approval of Topspin's board of October 23, 2011, Topspin's general meeting approved entering into an engagement with the controlling shareholders in Topspin and in Metamorefix (the "Metamorefix Transaction") according to which Topspin will receive (through the subsidiary) 5,725,000 shares of Metamorefix, representing 80.35% of Metamorefix' issued and outstanding share capital as well as 260,000 options for Ordinary shares of Metamorefix granted to Metamorefix' employees and service providers and in return, during 2012, Topspin will allocate to the holders of the shares and options in Metamorefix 8,009,009 Ordinary shares and 363,728 non-marketable options, representing collectively 40.49% of Topspin's issued and outstanding share capital (on a fully diluted basis). In addition, upon consummation of the Metamorefix Transaction, a loan totaling $ 224,800 which had been granted to Metamorefix by its shareholders will be automatically converted into 859,889 Ordinary shares of the Company. Following the Metamorefix Transaction, Topspin is holding 100% of Metamorefix' issued and outstanding share capital.

The general meeting also approved the conversion of a loan totaling NIS 1,450 which had been granted to Topspin (by certain of its shareholders, shareholders in Metamorefix and third parties) into 1,499,036 Ordinary shares of Topspin and the conversion of a credit facility totaling NIS 331 from the controlling shareholder in Topspin into 342,591 Ordinary shares of Topspin.

 TOPSPIN MEDICAL, INC.
AND ITS SUBSIDIARY

NOTE 1:-	GENERAL (Cont.)

d.	On December 29, 2011 ("the Transaction Date"), the Metamorefix Transaction was consummated. Following the transaction, Topspin holds 100% of the control and earning interests in Metamorefix.

As of the Transaction Date, Topspin had no business activity. According to the Metamorefix Transaction, Topspin is the legal acquirer of Metamorefix and Metamorefix is viewed as the acquirer for accounting purposes. Since Topspin has no business activity, it is considered a shell company and it does not represent a business pursuant to ASC 805 "business combinations", the transaction is accounted for as the listing for trade of Metamorefix activity and not as a business combination. Accordingly, the transaction is accounted for as a recapitalization, equivalent to the issuance of stock by Metamorefix for the net monetary liabilities of Topspin.

In fact, the consolidated financial statements of Topspin and its subsidiaries (collectively "the Company") represent a continuation of the financial statements of Metamorefix (the acquirer in the transaction for accounting purposes) and the comparative data included in these financial statements represent Metamorefix's data, excluding comparative data regarding net loss per share, share capital and share premium which are presented in accordance with the provisions of ASC 805.

The amount of Metamorefix' shares in the financial statements were adjusted according to the exchange rate of the transaction, as described above.

The profit and loss data included in the Company's financial statements represent Metamorefix' profit and loss for the reporting period with the addition of Topspin's profit and loss data from the Transaction Date and thereafter.

e.
The Company incurred losses of NIS 962 during the year ended December 31, 2011 and has an accumulated deficit in the amount of NIS 10,079 as of that date. Additionally, the Company has negative cash flows from operating activities for the year ended December 31, 2011, in the amount of NIS 1,940.

There is uncertainty about the Company's ability to generate revenues or raise sufficient funds in the near term, if any. To date, the main source of the Company's funding, for its operations, was due to the issuance of Ordinary shares and Preferred shares. These factors, among other factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company's management is currently operating to raise the necessary funds for the operation of the company and for finding operational activity for the Company in the field of life science or other fields.

TOPSPIN MEDICAL, INC.
AND ITS SUBSIDIARY

NOTE 1:-	GENERAL (Cont.)

f.
On November 2, 2011, the TASE notified the Company that commencing December 15, 2011, the Company's shares will be included in the list of low traded shares. Shares included in the list are traded twice a day and not traded continuously.

On December 11, 2011, the Company signed an agreement with Clal Finances Betucha Investment Management Ltd. in order to improve the trading volume of the Company's shares and ascertain their exclusion from the TASE's list of low liquidity shares. The period of the agreement is one year and it will be automatically extended for one-year periods each. Following this agreement, the Company's shares were excluded from the TASE's list of low liquidity shares.

On January 25, 2012, the TASE notified the Company that it does not comply with the maintenance regulations since the public holding share in the Company's shares is lower than 15%.

The Company was given an extension until June 30, 2012 to increase the public holding share before it will be transferred to the maintenance list.

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

The financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP").

a.	Financial statements in NIS:

Since the company has no revenues and substantially all of the Company's costs and expenses are incurred in New Israeli Shekels ("NIS"), the Company's management believes that the NIS is the primary currency of the economic environment in which the Company operates. Thus, the functional currency of the Company is the NIS.

Accordingly, monetary accounts maintained in currencies other than the NIS are re-measured into NIS in accordance with ASC 830, "Foreign Currency Matters".

All transaction gains and losses of the re-measured monetary balance sheet items are reflected in the statement of operations as financial income or expenses, as appropriate.

b.	Use of estimates:

The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 TOPSPIN MEDICAL, INC.
AND ITS SUBSIDIARY

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

c.	Cash equivalents:

Cash equivalents include short-term highly liquid investments that are readily convertible to cash with original maturities of three months or less from time of deposit.

d.	Property and equipment:

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets.

The annual depreciation rates are as follows:

%

Computer equipment	33
Electronics and laboratory equipment	7 - 15 (mainly 15)

e.	Impairment of long-lived assets:

The long-lived assets of the Company and its subsidiaries and all identifiable intangible assets that are subject to amortization are reviewed for impairment in accordance with
ASC 360-10-35, "Property, Plant and Equipment - Subsequent Measurement"/ ASC 250, "Presentation of Financial Statements" (formerly: Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets"), whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets

f.	Research and development expenses, net:

Research and development expenses include costs of salaries and related expenses, activities related to intellectual property, research materials and supplies. All research and development costs are expensed as incurred. During the years ended December 31, 2011 and 2010, the Company recorded research and development expenses of NIS 562 and NIS 3,642, respectively.

 TOPSPIN MEDICAL, INC.
AND ITS SUBSIDIARY

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

g.	Accounting for stock-based compensation:

The Company accounts for stock-based compensation in accordance with ASC 718, "Compensation-Stock Compensation" (formerly: Statement of Financial Accounting Standard No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)")). ASC 718 requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company's consolidated income statements.

The Company recognizes compensation expenses for the value of its awards granted based on the straight line method over the requisite service period of each of the awards, net of estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Estimated forfeitures are based on actual historical pre-vesting forfeitures.

The Company selected the Binomial option pricing model for grants to employees' and the Black & Scholes model for grants to consultants as the most appropriate fair value methods for its stock-options awards. The option-pricing model requires a number of assumptions, of which the most significant are the expected stock price volatility and the expected option term.

Options with exercise price denominated in US Dollars, which is different from the Company's functional currency, are presented as a liability with changes in their fair value recorded through financial expenses in each reporting period.

The weighted-average estimated fair value of employee stock options was calculated using the Binomial and Black-Scholes option pricing model with the following weighted-average assumptions:

	Year ended December 31,
	2011	2010

Dividend yield	0	0
Expected volatility	75%	75%
Risk-free interest	1.79%-2.42%	2.01% - 2.71%
Expected life	3.2-6.8	4.2- 6.8
Early exercise multiple (*)	4	5

(*)	For options granted using the Binominal pricing model.

TOPSPIN MEDICAL, INC.
AND ITS SUBSIDIARY

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

h.	Income taxes:

The Company  accounts for income taxes and uncertain tax positions in accordance with ASC 740, "Income Taxes" (formerly: Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". ASC 740 prescribes the use of the liability method whereby deferred tax assets and liability account balances are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The Company and its subsidiaries provide a valuation allowance, if necessary, to reduce deferred tax assets to the amounts that are more likely-than-not to be realized.

The Company adopted ASC 740-10 (formerly: Statement of Financial Accounting Standards Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109") ASC 740-10 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with ASC 740. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement.

i.	Severance pay:

Part of the employees are included under section 14 of the Israeli Severance Compensation Law ("Section 14"). Under Section 14, the Israeli employees are entitled only to monthly deposits, at a rate of 8.33% of their monthly salary, made on their behalf with insurance companies. Payments in accordance with Section 14 release the Israeli companies from any future severance payments in respect of those employees. Deposits under Section 14 are not recorded as an asset in the Company's balance sheet.

For those Israeli employees who are not included under Section 14, the liability for severance pay is calculated pursuant to Israel's Severance Pay Law based on the most recent salary of the employees multiplied by the number of years of employment, as of the balance sheet date. Employees are entitled to one month's salary for each year of employment or a portion thereof. The Israeli subsidiary's liability for all of its employees is fully provided by monthly deposits with insurance policies and by an accrual. The value of these policies is recorded as an asset in the Company's balance sheet.

TOPSPIN MEDICAL, INC.
AND ITS SUBSIDIARY

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israel's Severance Pay Law or labor agreements. The value of the deposited funds is based on the cash surrendered value of these policies, and includes immaterial profits.

Severance income for the year ended December 31, 2011 were NIS 71. Severance expenses for the year ended December 31, 2010 NIS 22.

j.	Fair value of financial instruments:

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate their fair value due to the short-term maturities of these instruments.

The Company adopted ASC 820, "Fair Value Measurements and Disclosures". ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1 -	Observable input that reflects quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 -	Include other inputs that are directly or indirectly observable in the marketplace.

Level 3 -	Unobservable inputs that are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Level III liabilities that are measured at fair value on a recurring basis consist of options to employees warrant liabilities. The fair values of the options and the outstanding preferred stock warrants are measured using the binominal and the Black-Scholes option-pricing models (see Note 2g).

 TOPSPIN MEDICAL, INC.
AND ITS SUBSIDIARY
NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

k.	Impact of recently issued Accounting Standards:

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which specifies that the total of comprehensive income, the components of net income and the components of other comprehensive income are to be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. No change has been made in the items to be reported in comprehensive income. ASU No. 2011-05 is effective for the interim and annual periods beginning after December 15, 2011, and should be applied retrospectively. Early adoption is permitted. The Company is currently adopted the accounting guidance which presents the components of net income and the components of other comprehensive income in a single continuous statement of income and comprehensive income.

NOTE 3:-	ACCOUNTS RECEIVABLE AND PREPAID EXPENSES

	December 31,
	2011	2010

Government authorities	180	109
Prepaid expenses and other receivables	231	24

	411	133

NOTE 4:-	PROPERTY AND EQUIPMENT

	December 31,
	2011	2010
Cost:
Computers	23	23
Electronics and laboratory equipment	294	294

	317	317

Accumulated depreciation	92	49

Depreciated cost	225	268

Depreciation expenses for the years ended December 31, 2011 and 2010 were NIS 43 and 31 NIS, respectively.

 TOPSPIN MEDICAL, INC.
AND ITS SUBSIDIARY

NOTE 5: -	COMMITMENTS AND CONTINGENT LIABILITIES

a.
The Company rented its facilities under an operating lease agreement signed on March 11, 2009. The agreement ended in May 2011 and the Company entered into a new lease agreement for twelve additional months.

Future minimum payments under non-cancelable contractual obligations as of December 31, 2011, are as follows:

NIS

2012	37.8

b.	The Company leases its motor vehicles under cancelable operating lease agreements.

Lease expenses for motor vehicles for the years ended December 31, 2011 and 2010, were NIS 31 and NIS 57, respectively.

c.	Commitments to pay royalties to the Chief Scientist:

The Company's subsidiary participated in program sponsored by the Israeli Government for the support of research and development activities. The Company is obligated to pay royalties to the Office of the Chief Scientist ("OCS"), amounting to 3%-3.5% of the sales of the products and other related revenues generated from such projects, up to 100% of the grants received, linked to the U.S. dollar and bearing interest at the rate of LIBOR. The obligation to pay these royalties is contingent on actual sales of the products and in the absence of such sales, no payment is required.

As of December 31, 2011, the Company had not paid or accrued royalties to the OCS and its outstanding contingent obligation for royalties amounted to approximately NIS 446plus interest.

 TOPSPIN MEDICAL, INC.
AND ITS SUBSIDIARY

NOTE 6:-	SHARE CAPITAL

Common shares:

a.
The Common shares confer to their holders the right to participate and vote in the general meetings of the Company, the right to participate in the Company's earnings in the event of the Company's liquidation and the right to receive a dividend if declared.

Topspin's share capital

b.
On February 2, 2009, Topspin entered into a private placement agreement with an investor. According to the agreement, Topspin issued 240,000 Common shares of $ 0.001 par value and 58,064,516 warrants exercisable into 116,129 Common shares of Topspin for total consideration of NIS 900,000. Each warrant is exercisable into one Common share for the exercise price of NIS 0.01 for a period of 4 years following the issuance date. According to the Binomial model, with 92.96% volatility and 3.39% risk-free interest rate, the fair value of the warrants amounted to approximately NIS 401,000.

c.
On July 7, 2010 Topspin's Board of Directors unanimously approved the filing of Chapter 11. Subject to the approval of Topspin's request Topspin will be able to increase its capital, change its capital structure and convert the loan from with Medgenesis Partners Ltd. ("Medgenesis"), a private company incorporated under the laws of Israel and controlled by Mr. Ascher Shmuelevich ("the Investor" and "the Shareholder", respectively). The request was filed in Delaware on July 12, 2010.

As part of the restructuring plan, Topspin requested the Bankruptcy Court to approve an increase in its registered capital, approve a reverse split of Topspin's reorganized Common Stock and approve converting the Medgenesis loan into Company's common stock (under terms that have not yet been authorized by the Bankruptcy Court or Topspin's shareholders).

On August 30, 2010, the United Stated Bankruptcy Court - District of Delaware approved the Chapter 11 settlement sought by Topspin ("the first proposed settlement"). The first proposed settlement consists of capital consolidation at a ratio of 1:500 without derogating from the rights arising from holding Topspin's shares or stock options. The first proposed settlement also prescribes that following the capital consolidation, 2,806,524 of Topspin's shares will be allocated to Medgenesis against the waiver of the first loan which as of the date of the approval of the first proposed settlement amounted to approximately $ 284 thousand. According to the first proposed settlement, after said share allocation, Medgenesis would hold 55.94% of Topspin's issued and outstanding share capital and the Shareholder would hold 71.7% of the issued and outstanding share capital.

 TOPSPIN MEDICAL, INC.
AND ITS SUBSIDIARY

NOTE 6:-	SHARE CAPITAL (Cont.)

On October 4, 2010, Topspin's Audit Committee and Board of Directors approved an amended Chapter 11 settlement ("the settlement") according to which:

1.	A capital consolidation at a ratio of 1:500 will be carried out in the context of the consolidation.

2.	The conversion of loans totaling $ 484 thousand which were extended and/or will be extended to Topspin by Medgenesis into 10,122,463 Company's shares.

According to the settlement, after the share allocation, Medgenesis would hold 86.92% of Topspin's issued and outstanding share capital and the Shareholder would hold 88.68% of the issued and outstanding share capital, under final chaining.

On October 25, 2010, the Delaware Bankruptcy Court approved the format of the settlement filed by Topspin decided, among other things, that Topspin should convene a meeting of holders of equity interests in Topspin to approve the proposed settlement.

On December 13, 2010 the settlement was approved by Topspin's general shareholders' meeting. Accordingly, the capital consolidation was approved and the shares allocation was performed as described above. On December 21, 2010 the court approved the settlement.

d.
In May 2011, Metamorefix received a shareholders' loan in the amount of $ 125 thousand, bearing 2% interest (including an amount of $ 25 thousand which was already received in 2010 and recorded as other accounts payable).

The loan, including accrued interest, will be repaid to the shareholders at the earlier of:

1.	Reaching a mutual agreement by the parties.

2.	Immediately prior to a "default event" or "exit event" as defined below.

According to the loan agreement, a "default event" is defined as one of the following: (1) if Metamorefix files a request to appoint a receiver, trustee, custodian or liquidator for its assets; (2) if Metamorefix announces in writing that it is unable to repay its outstanding debts; (3) if Metamorefix reaches a creditors' settlement; (4) if a motion for bankruptcy, reorganization, insolvency, debt settlement, liquidation or dissolution is filed provided that the motion is not dismissed within 60 days from the date of filing. Also according to the loan agreement, an "exit event" is defined as the consummation of an M&A event or the exercise of a bring-along right (as defined in Metamorefix articles of association) or an IPO of Metamorefix securities.

 TOPSPIN MEDICAL, INC.
AND ITS SUBSIDIARY

NOTE 6:-	SHARE CAPITAL (Cont.)

In September 2011, Metamorefix received additional shareholders' loan in a total amount of $ 100 thousand with the same terms and conditions of the loan received in May 2011.

On December 29, 2011 all shareholders’ loans in total amount of $ 225 thousand, were converted into 859,889 ordinary shares of Topspin, as part of the "Metamorefix Transaction" described in Note 1 (c(.
Metamorefix capital share

e.
In November 2008, Metamorefix issued 700,000 Common shares NIS 0.01 par value each, in consideration of $ 1 per share. The total net proceeds that Metamorefix received in respect to this issuance amount to a total of about NIS 2,605 thousand.

f.
In August 2009, Metamorefix affected a share split, in a manner where each share NIS 1 par value was split into 100 shares NIS 0.01 par value each. Accordingly all shares, options, warrants and earnings per share amounts have been retroactively adjusted for all periods presented to reflect the 1:100 stock split.

g.
In March 2010, Metamorefix issued preferred shares and warrants to investors and consultants for an aggregate consideration of NIS 1,870 thousand. The following are the principal conditions of the issuance:

1.
500,000 of Metamorefix' Preferred shares NIS 0.01 par value each. The Preferred shares have rights in preference to those of the Common shares in the event of Metamorefix' liquidation, as detailed below.

2.
Warrants to purchase up to 500,000 Preferred shares in consideration of an exercise price in the amount of $ 1 per Preferred share, exercisable during a period of up to 24 months from the date of the issuance or additional capital raising round, whichever is earlier.

Pursuant to the investment agreement, in the event Metamorefix will enter into a voluntary or involuntary liquidation proceeding, or as the result of the consummation of an M&A transaction (as defined in Metamorefix' articles of association), the assets that will be available for distribution to the shareholders will be distributed  in a manner that will assure the Preferred shareholders of the return of the investment for each Preferred share, in the amount of $ 1 per share (the Preferred price for each Preferred share), even prior to the distribution of the assets to the Common shareholders. In the event that the proportional distribution of the assets to each of Metamorefix' shareholders will provide the Preferred shareholders with at least the Preferred price for each Preferred share, then the aforesaid preference will not be set into motion, and the Preferred shareholders will participate with the other shareholders in the proportional distribution of the entire consideration.

 TOPSPIN MEDICAL, INC.
AND ITS SUBSIDIARY

NOTE 6:-	SHARE CAPITAL (Cont.)

According to the Black & Scholes options pricing model with a volatility of 80%, and risk-free interest on the yield of zero-coupon Government bonds, the fair value of the warrants at the issuance date was determined to be NIS 1,654 thousand.

Out of the aforesaid issuance, 75,000 shares and warrants to the purchase 75,000 Preferred shares, were issued to consultants of Metamorefix. The excess of the value of the shares and the warrants over the amounts paid by the consultants in consideration for these shares and warrants was recorded at the time of the issuance as a share based payment in the amount of NIS 409 thousand. The total 500,000 warrants were presented at their fair value as a liability with changes in fair value recorded through financial expenses in each reporting period until the date they were exercised, since their exercise price is denominated in US Dollars, which is different from Metamorefix' functional currency.

In October, 2010, 425,000 options were exercised to 425,000 preferred shares of NIS 0.01 par value in consideration of NIS 1,595.

As of December 31, 2011 the fair value of the warrants is 0 and the Company revaluated the liability accordingly. As a result of the revaluation an income of $ 310 was recorded.

h.
On June 15, 2011, Topspin entered into an agreement with Israel Healthcare Ventures 2 LP Incorporated ("IHCV") pursuant to which IHCV transferred all of its holdings in Metamorefix (a total of 1,400,000 shares, NIS 0.01 par value each) to the subsidiary. Concurrently with the entry into the aforesaid agreement with Topspin, IHCV entered into an agreement with the Topspin's existing stockholder, Medgenesis Partner, Ltd. ("Medgenesis"), under which Medgenesis transferred to IHCV 1,095,295 Ordinary Shares of Topspin, par value US$ 0.0001 each.

NOTE 7: -	SHARE BASED COMPENSATION

Topspin's share based compensation

a.
On March 2, 2010, the Board of Directors approved to grant Mr. Zvi Linkovski, director in Topspin, 10 million options which are exercisable into 10 million Common shares of $ 0.001 par value each constituting 1.19% of Topspin's fully diluted equity. The options' exercise price is NIS 0.0143. 50% of the options would vest on February 16, 2011 and after then, every quarter 6.25% of the options would vest. The grant is conditional on expanding the option pool as part of increasing Topspin's issued stock, changing Topspin's status from a shell company (as defined in the 'Securities Exchange Act of 1934') into an active one. As of the date of the financial statements, the options were not granted.

 TOPSPIN MEDICAL, INC.
AND ITS SUBSIDIARY

NOTE 7: -	SHARE BASED COMPENSATION (Cont.)

b.
On October 6, 2011, Topspin's board of directors approved the grant of 625,658 options for ordinary shares of $ 0.001 to directors and officers. The grant of these options is in consideration of a debt waiver by the optionees of NIS 490,516. The exercise price of the options is NIS 0.01.

In October 2011, one of the directors resigned and his debt balance of NIS 47 thousand was paid to him. As a result, the number of options was changed to 542,092 options for ordinary shares of $ 0.001 and that is for a debt waiver of NIS 425 thousand.

The value of the vested options was valued by an independent appraiser. Since the exercise price of each warrant is close to zero (NIS 0.01) compared to a share price upon grant, was derived from that the option value is approximate to share price without dependency on other parameters affecting the option value. Accordingly, the options' value on the grant date is approximately NIS 1,870 thousand. As a result, Topspin recorded the expense in its financial statements before the completion of the Metamorefix Transaction.

Metamorefix' share based compensation

a.	During 2008, Metamorefix adopted the 2008 Israeli Share Option Plan ("the 2008 Plan"), pursuant to which options may be granted to Metamorefix's officers, directors, employees and consultants.

Pursuant to the 2008 Plan, Metamorefix has reserved a total of 800,000 shares for this plan and for any other option plans, which may be adopted by Metamorefix in the future.

The total number of options authorized for grant under the plans amounted to 363,740. As of December 31, 2011, an aggregate of 436,260 options of Metamorefix are available for future grants.

b.
In July 2009, Metamorefix granted 20,925 options to an employee of Metamorefix. Each option includes the right to purchase one Common share NIS 0.01 par value each, in consideration of an exercise price of $ 1 per share. One third of the options will vest at the end of one year from the date of grant, and an additional two thirds will vest on a quarterly basis at the end of a year from the date of the grant during two years. The options are exercisable for seven years following the grant date. The value of the benefit in respect to the aforesaid grant according to the binomial model as of 31 December, 2011 is NIS 12 thousand. As of December 31, 2011, there was NIS 4 thousand of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under Metamorefix's stock option plans. The cost is expected to be recognized over a weighted average period of 3 years.

 TOPSPIN MEDICAL, INC.
AND ITS SUBSIDIARY

NOTE 7: -	SHARE BASED COMPENSATION (Cont.)

c.
In October 2009, Metamorefix granted 33,576 options to one of Metamorefix' consultants. Each option includes the right to purchase one Common share of Metamorefix NIS 0.01 par value each, in consideration of an exercise price of $ 1 per share. The options will vest on a monthly basis during two years from the date of the grant. The options are exercisable for seven years following the grant date. The value of the benefit in respect to the aforesaid grant according to the Black & Scholes model as of December 31, 2011 is NIS 48 thousand. All of the aforesaid options have expired unexercised following the termination of the services to Metamorefix.

d.
In February 2010, Metamorefix granted 160,885 options to certain other consultants and its CEO. Each option includes the right to purchase one Common share of Metamorefix NIS 0.01 par value each, in consideration of an exercise price of $ 1 per share. The options will vest on a monthly basis during two years from the date of the grant. The options are exercisable for seven years following the grant date. The total value of the benefit in respect to the aforesaid grant using the Black & Scholes option pricing model for consultants, and using the binomial model for the CEO is about NIS 110 thousand as of December 31, 2011. As of December 31, 2011, there was NIS 16 thousand of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under Metamorefix's stock option plans. The cost is expected to be recognized over a weighted average period of 2 years.

e.	Regarding the options granted to the consultants who invested in the Preferred shares in March 2010, see Note 6g.

f.
In September 2010, Metamorefix granted 6,995 fully vested options to Metamorefix' consultant. Each option includes the right to purchase one Common share of Metamorefix NIS 0.01 par value each, in consideration of an exercise price of $ 1 per share. The options are exercisable for seven years following the grant date. The value of the benefit in respect to the aforesaid grant according to the binomial model as of December 31, 2011 is about NIS 6 thousand.

 TOPSPIN MEDICAL, INC.
AND ITS SUBSIDIARY

NOTE 7: -	SHARE BASED COMPENSATION (Cont.)

g.	Activity during the year:

A summary of Metamorefix's stock option activity and related information is as follows:

	Number of options	Weighted average exercise price *	Weighted average remaining contractual term (in years)	Aggregate intrinsic value*

Options outstanding at January 1, 2010	229,436	0.44
Options granted	272,805	1.00
Options forfeited and expired	(20,985)	1.04

Options outstanding at December 31, 2010	481,256	0.77

Options forfeited and expired	(12,591)	1.00

Options outstanding at December 31, 2011	468,665	0.72	7.74	-

Options exercisable December 31, 2011	370,378	0.53	7.74	-
Options vested and excepted to vest at December 31, 2011	377,730	0.66	7.74	-

*)	Nominated in US Dollar.

TOPSPIN MEDICAL, INC.
AND ITS SUBSIDIARY
NOTE 8:-	FINANCIAL EXPENSES (INCOME)

The following table sets forth the total stock-based compensation expense resulting from stock options granted to employees and directors included in the Company's consolidated statement of operations:

	Year ended December 31,		Period from January 31, 2007(inception date) to December 31
	2011	2010	2011

Research and development expenses (income)	(406)	505	546
General and administrative expenses (income)	(75)	98	22

	(481)	603	568

	Year ended December 31,		Period from January 31, 2007(inception date) to December 31
	2011	,2010	2011

Financial income:
Revaluation of stock option and warrants liability	(310)	-	-

	(310)	-	-
Financial expenses:
Revaluation of stock option and warrants liability	-	399	89
Interest on loan from related party	70	-	70
Foreign currency adjustments	-	78	126
Bank charges and interest expenses	2	8	21

	72	485	306

	(238)	485	306

 TOPSPIN MEDICAL, INC.
AND ITS SUBSIDIARY

NOTE 9:-	INCOME TAXES

a.	Tax rates applicable to the income of the Company:

The Israeli corporate tax rate was 25% in 2010 and 24% in 2011.

On December 5, 2011, the Israeli Parliament (the Knesset) passed the Law for Tax Burden Reform (Legislative Amendments), 2011 ("the Law") which, among others, cancels effective from 2012, the scheduled progressive reduction in the corporate tax rate. The Law also increases the corporate tax rate to 25% in 2012. In view of this increase in the corporate tax rate to 25% in 2012, the real capital gains tax rate and the real betterment tax rate were also increased accordingly.

b.
The main reconciling item between the statutory tax rate of the Company and the effective tax rate is the recognition of a valuation allowance in respect of deferred taxes relating to accumulated net operating losses carried forward due to the uncertainty of the realization of such deferred taxes.

c.	Net operating losses carry forward:

Metamorefix has estimated accumulated losses for tax purposes as of December 31, 2011, in the amount of approximately NIS 9,558 which may be carried forward and offset against taxable income in the future for an indefinite period.
Topspin has estimated accumulated losses for tax purposes as of December 31, 2011, in the amount of approximately NIS 148,000 which may be carried forward and offset against taxable income in the future for an indefinite period.

e.	Deferred taxes:

Recognition of deferred tax assets is appropriate when realization of these assets is more likely than not. Based upon the weight of available evidence, which includes the Company's historical operating performance and the recorded cumulative net losses in all prior fiscal periods, the Company has provided a full valuation allowance against its deferred tax assets.

f.
The Company followed the provisions of ASC 740 for uncertain tax positions since inception and to date it had no effect on the financial statements. As a result, the Company did not record a liability deriving from the implementation of ASC 740 for uncertain tax positions.

 TOPSPIN MEDICAL, INC.
AND ITS SUBSIDIARY

NOTE 10:-	SUBSEQUENT EVENTS

a.
On January 25, 2012, a notification was received from the Tel-Aviv Stock Exchange ("TASE") whereby the Company is not complying with the preservation regulations stipulated in the TASE's articles of association and the guidelines prescribed thereunder given that the minimum percentage of public interests in the Company is 13.44% as opposed to the TASE's minimum threshold of 15%.

Based on the TASE's notification, the Company received an extension for complying with the TASE's preservation regulations as above through June 20, 2012. Also according to the TASE's notification, to the extent that the Company does not meet the minimum public interest requirement, the TASE's will discuss transferring the Company's shares to the preservation list in its meeting in July 2012. It should be noted that the Company is planning to execute a private placement of shares and warrants, which is expected to increase the percentage of public interests as above.

b.
On March 11, 2012, the Company issued 1,271,597 Ordinary shares of the Company of $ 0.001 par value each to third parties which are not and will not be interested parties in the Company after the issuance is effected, this in the context of their separate investments in the Company, in an aggregate of NIS 1,230 thousand.

The Company will also issue 186,902 of its Ordinary shares to three of its debtors for a debt in the amount of NIS164 and is expected to issuance 107,248 warrants to two other optionees in exchange for its financial obligations towards these optionees in respect of certain consultancy services provided by them in the amount of NIS79. The optionees have consented to receiving the warrants in return for waiving said debts.

c.
On February 6, 2012, the Company issued a notice of the approval of the issuance of 62,500 non-marketable warrants of the Company which are exercisable into 62,500 Ordinary shares of the Company of $ 0.001 par value each to each of the Company's five directors. The fair value of the warrants granted was estimated at the date of grant using the binomial model. The parameters used to compute the fair value were: risk-free interest of 4.99%, dividend yield of 0%, standard deviation of 71.02%, share price of NIS 1.943 and exercise period of 10 years. The overall fair value of the warrants in this grant approximates NIS 419.

Item 9.                       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

The Company’s principal executive officer and its principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures, as of the end of the period covered by this report. Based on that evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) or Exchange Act Rule 15d-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                    Other Information.

Appointment of New Director

On March 1, 2012, Anya Eldan was appointed as a director of TopSpin Medical, Inc.  A description of Ms. Eldan’s business experience is included in Item 10 of this Annual Report and incorporated by reference herein.

Adoption of the 2012 Option Plan

Unregistered Sales of Equity Securities

On March 11, 2012, the Company issued 1,271,597 Ordinary shares of the Company of $ 0.001 par value each to third parties which are not and will not be interested parties in the Company after the issuance is effected, this in the context of their separate investments in the Company, in an aggregate of NIS 1,230 thousand.

PART III

Item 10.                     Directors, Executive Officers and Corporate Governance.

As of the date of this filing, our directors and executive officers, their ages and positions held, are as follows:

Name	Age	Position
Ascher Shmulewitz	55	Chairman of the Board of Directors
Ran Ben-Or (1)(2)(3)(4)	48	Director
Zvi Linkovsy (2)	61	Director
Tamar Kfir (2)	45	Director
Hanan Waksman (5)	37	Chief Executive Officer and Director
Moshe Mizrahi	59	Director
Anya Eldan (6)	51	Director
Uri Ben-Or	41	Chief Financial Officer
_______________

(1)	Directors were elected at the annual general meeting on December 10, 2008.
(2)	Member of the Audit Committee.
(3)	Audit Committee financial expert.
(4)	Independent Directors.
(5)	Directors were nominated on June 9, 2011.
(6)	On March 1, 2012, Ms. Eldan was appointed to serve as a director.

Ascher Shmulewitz is the Company’s controlling shareholder and owns 41.03% of the outstanding voting securities of the Company. Since 2002, Mr. Shmulewitz has led and managed Medgenesis Partners Ltd., an Israeli company that invests in, develops and commercializes innovative products, technologies and devices in various medical and wellness fields, aimed at improving the health and well-being of consumers and patients, and assisting medical practitioners. Dr. Shmulewitz holds a PhD in Engineering from Tel Aviv University and an MD from the Israel Institute of Technology (Technion).  Mr. Shmulewitz brings to the Board his extensive experience and subject-matter expertise in development and commercialization of new technologies, as well as significant experience in management and governance as the result of his prior roles in Israeli technology companies.

Ran Ben-Or has served as a director of the Company since March 25, 2008. From 1994 to 2004, Mr. Ben-Or was a partner in Prof. Itzhak Swary & Co. Since 2004, he has served as the Chief Executive Officer and Founder of Bagira Investments Ltd. and also as its Chief Executive Officer. Since 2005 he has served as a Managing Partner of the Tene Private Equity Funds. Mr. Ben-Or also serves as a director of Hanita Coating RCA, Cidav Printed Circles Ltd., Omen Die Casting RCA, Teldor Cables & Systems Ltd., Blue I Technologies Ltd., Gazit Industries RCA and Macabident Ltd. Mr. Ben-Or received a B.Sc. in Computer Science and Accounting and an M.B.A. from the Hebrew University of Jerusalem. Mr. Ben-Or is also a licensed Israeli C.P.A. Mr. Ben-Or’s accounting and investment experience will assist the Board in identifying, valuing and accounting for any future acquisition.

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

Tamar Kfir has served as the CEO of the BP&C Consulting Group and as a venture partner in the Infinity IP Bank, and also as a VP of Licensing, Healthcare in Yissum Research Development Company of the Hebrew University of Jerusalem. Mrs. Kfir serves as a director on the Board of Directors of the Maayan Ventures Ltd., BioLite Ltd., Capital Point Ltd. and Surgix Ltd. Mrs. Kfir received MBA degree and a BA degree in Economics and Management from Bar Ilan University. Ms. Kafir’s experience as an executive officer of venture and consulting firms further enables her to assist in shaping the Company’s long-term strategy and assessing its management needs.

Hanan Waksman has served as a director of the Company since June 9, 2010. Mr. Waksman has previously served as the vice president for business and property development at Capital International and as vice president for business development at Sage Capital Growth. Mr Waksman also served as an external director at Rabintex Industries Ltd, an Israeli defense contractor which is publicly listed on the Tel-Aviv Stock Exchange. Mr Waksman holds a B.B.A, specializing in Finance from Baruch College in New York. Mr Waksman brings substantial experience in business and property development will assist the Board in evaluating future acquisition opportunities.

Moshe Mizrahi is serving as the CEO and strategic consultant of M.N. Business Strategy Ltd., and as a member of the Board of Directors of N.A.M.N. Valuations and Business Betterment Ltd., Shachar-On Management Services Ltd., Technomachen P.D.M. Ltd., M.S. Maof Investments Ltd., New Bakers Family (2009) Ltd., Mizrahi and Sons Cigarettes Ltd., The Municipal Corporation for Youth Culture, Sport (Five) Ltd., Invasics Ltd., Blue Sky events Ltd., and Farmer Center Pri Artzenu (S.M.R.) Ltd. Mr. Mizrahi received a BSC degree in Engineering and MBA degree from New York University. Mr. Mizrahi’s extensive service on boards of directors allows him to make meaningful contributions to the Board’s consideration of governance and strategic matters.

Anya Eldan has served as the CEO of WideMed Ltd., a TASE-traded medical device company specializing is sleep, neurological and respiratory disorder diagnostics, since 2004. Prior to WideMed Ltd., Ms. Eldan served as the Managing Partner of Platinum Venture Capital, specializing in early stage investments in enterprise software and medical devices between 1995and 2004. Ms. Eldan has over 25 years of executive experience in high-tech industry, mentoring start-ups, technology transfer, Venture Capital investments, private and public fundraising, international strategic development. Ms. Eldan serves as a VP Business Development in the RAD Group, a leading high-tech group that includes under its umbrella more than twenty successful startups. She holds an MBA and a BSc in Computer Sciences from Tel Aviv University, both magna cum laude. Ms. Eldan brings expertise in the areas of venture capital and biotechnology to the Board, which will enable her to contribute to the Board’s evaluation of financing opportunities and develop strategies to achieve long-term growth.

Uri Ben-Or has served as the CFO of the Company since September 20, 2010. Mr. Ben-Or has served as the chief executive officer of CFO Direct Ltd. since January 2007; through CFO Direct, he has provided chief financial officer services to a number of biotechnology companies based in Israel and traded on the Tel-Aviv Stock Exchange. Prior to founding CFO Direct, Mr. Ben-Or served as the Vice President, Finance of Glycominds Ltd., a leading biotechnology company from 2001 until 2011. Mr. Ben-Or holds a BA (Business) from the College of Administration and an MBA from the Bar Ilan University, both in Israel; he is a Certified Public Accountant.

During the fiscal year ending December 31, 2011, the following directors and executive officers ceased their affiliation with the Company: (i) Zvi Linkowsky ceased serving as the Chairman of the Board of Directors on March 30, 2011 (but is still serving as a Director in the Company); (ii) Mr Eitan Shtarkman ceased serving as CEO of the Company on July 7, 2011 and ceased serving as a Director of the Company on August 10, 2011; (iii) Mr. Eran Feldhay ceased serving as an external Director of the Company on December 10, 2011; and (iv) Mrs. Orly Ben Ami ceased serving as a Director of the Company on October 23, 2011.

The following is an additional director appointed after December 31, 2011 (appointed to the Board on March 1, 2012):

Anya Eldan	51	External Director

The following is a brief account of the education and business experience during the past five years of Mrs. Anya Eldan appointed after December 31, 2010, indicating the principal occupation during that period of time, and the name and principal business of the organization in which such occupation and employment were carried out:

Anya Eldan (51) is the CEO of WideMed Ltd., a TASE traded medical device company specializing is sleep, neurological and respiratory disorder diagnostics. Prior Ms. Eldan has served as the Managing Partner of Platinum Venture Capital, specializing in early stage investments in enterprise software and medical devices. Ms. Eldan has over 25 years of executive experience in high-tech industry, mentoring start-ups, technology transfer, Venture Capital investments, private and public fundraising, international strategic development. Ms. Eldan serves as a VP Business Development in the RAD Group, a leading high-tech group that includes under its umbrella more than twenty successful startups. She holds MBA and BSc in Computer Sciences from Tel Aviv University, both Magna Cum Laude.

Beneficial Ownership Reporting Compliance

As none of our securities have been registered as a class under Section 12 of the Exchange Act, none of our directors, executive officers and beneficial owners of more than ten percent of any class of our equity securities are required to file reports of ownership and changes in ownership with the SEC on Forms 3, 4 or 5.

Code of Ethics

As of December 31, 2011, we have not adopted a code of ethics but intend to do so if and when we restart our suspended activities or enter into new business activities.

Corporate Governance

We are not listed as an issuer, nor have we applied to be listed as an issuer, on any national securities exchange or inter-dealer quotation system in the United States. For the purposes of compliance with applicable securities rules, our Board of Directors affirmatively determines the independence of each of our directors using the independence standards required by a national securities exchange, the NASDAQ Stock Market, including the consideration of any relationship which, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the director’s responsibilities as a member of our Board of Directors. During its annual review of director independence, our Board of Directors determined that Mr. Ben-Or and Mr. Feldhay were independent under the director independence standards of TASE as of December 31, 2011.

Although our Board of Directors has not separately designated a nominating committee or a committee performing similar functions, our Board of Directors determined that Mr. Ben-Or and Ms. Eldan each would be independent under the TASE nominating committee independence standards

Our Board has a separately-designated standing audit committee composed of the following directors: Mr. Ben-Or,, Mrs. Kfir and Mrs. Eldan. Under the independence standards required by a national securities exchange, the NASDAQ Stock Market for audit committee members, as of December 31, 2011, each of the audit committee members was independent.

Our Board of Directors determined that as of December 31, 2011, the Company had at least two financial experts serving on the Company’s Board of Directors: Messrs. Waksman and Ben-Or.

Item 11.                    Executive Compensation.

Summary Compensation Table

The following table sets forth the aggregate cash compensation paid during the 2011 fiscal year to Mr. Waksman, who served as our Chief Executive Officer since October 2011 (our “Named Executive Officer”). We did not have any other executive officers who received compensation in excess of $100,000 during the fiscal year ended December 31, 2011.

Name of Name				Option	All Other
Executive Officer and		Salary	Bonus	Awards	Compensation	Total
Principal Position	Year	(NIS)	(NIS)	(NIS)	(NIS)	(NIS)
Hanan Waksman	2011	-	-	175,000	135,000	310,000
	2010	-	-	-	-	-
Eitan Shtarkman (1)	2011	-	-	-	60,000	60,000
	2010	-	-	-	-	-
Uri Ben-Or	2011	-	-	45,125	281,000	326,000
	2010	-	-	-	-	-

(1)	Represents the aggregate grant date fair value of options calculated in accordance with FASB ASC Topic 718. Please see Note [●] of our Annual Report on Form 10-K for the year ended December 31, 2011.
(2)	Resigned from the Company on July 7, 2011.

The following table sets forth the aggregate cash compensation paid during the fiscal years ended December 31, 2011 and 2010 to Ms. Mazal Dahan, who has served as the Chief Executive of Officer since 2009. Metamorefix did not have any other executive officer who received compensation in excess of $100,000 during the fiscal year ended December 31, 2011.

Name of Named			Option
Executive Officer &		Salary	Awards	Total
Principal Position	Year	(NIS)	(NIS)(1)	(NIS)
Mazal Dahan -CEO	2011	488,577	72,373	560,950
	2010	533,438	178,320	711,758

(1) Represents the aggregate grant date fair value of options to purchase ordinary shares of Metamorefix, calculated in accordance with FASB ASC Topic 718. The weighted-average estimated fair value of employee stock options was calculated using the Binomial and Black-Scholes option pricing model with the following weighted-average assumptions:

	Year ended December 31, 2011	Year ended December 31, 2010
Dividend yield	0	0
Expected volatility	75%	75%
Risk-free interest	1.79-2.42%	2.01-2.71%
Expected life	3.2-6.8%	4.2-6.8%
Early exercise multiple (*)	4	5

Employment Agreements

Hanan Waksman

On October 6, 2011 the Board of Directors of the Company approved a consulting arrangement with Mr. Waksman, pursuant to which Mr. Waksman shall serve as a member of the Board of Directors of the Company for a monthly consideration equal to NIS 20,000 and the Chief Executive Officer of the Company, for an additional monthly consideration equal to NIS 20,000 (NIS 40,000 total).

The Company expects to reduce this arrangement to a written agreement during 2012.

Arrangement with CFO Direct

CFO Direct, and its chief executive officer, Uri Ben-Or, provide chief financial officer services to the Company pursuant to an agreement that provides for payment of monthly fees in the amount of 20,500 NIS (approximately $5,726) to CFO Direct. In addition, in connection with the Metamorefix transaction, the Company has agreed to pay CFO Direct 80,000 NIS (approximately $20,937), approximately half of which will be paid by issuance of options to purchase Common Stock.

Mazal Dahan

On February 7, 2007, Metamorefix entered into an employment agreement with Dr. Mazal Dahan, which became effective on May 7, 2007.  Pursuant to this employment agreement, Metamorefix initially engaged Dr. Dahan as the Vice President, R&D of Metamorefix. The agreement provides for a monthly gross salary of 30,000 NIS (approximately $7,850), as may be adjusted from time to time, as well as certain other customary benefits including use of a company-provided mobile phone, short- and long-term disability insurance and contributions into a scholarship fund in accordance with applicable Israeli labor regulations.  Pursuant to her employment agreement, Dr. Dahan was also granted 160 options to purchase shares of common stock of Metamorefix, at an exercise price of NIS 0.1 per share, which vested in eight equal bi-annual installments ending on May 7, 2011. Both Metamorefix and Dr. Dahan may terminate the employment agreement at any time, in their discretion.

Dr. Dahan’s employment agreement contains customary non-competition, assignment of inventions, and confidentiality provisions that restrict Dr. Dahan’s ability to compete with Metamorefix or use its proprietary information after the termination of her employment.

Outstanding Equity Awards at Fiscal-Year End Table

There were no unexercised options, unvested shares of common stock or any awards under an equity incentive plan as of December 31, 2011 outstanding with respect to our Named Executive Officer.

Compensation of Directors

The following table sets forth information regarding the compensation paid to each individual who served as our director during the 2011 fiscal year:

Name	Fees Earned of Paid in Cash (NIS)	Total
Ran Ben-Or	59,777	59,777
Eran Feldhay	50,797	50,797
Moshe Mizrahi (1)	-	-
Hanan Waksman	135,000	135,000
Tamar Kfir (2)	17,510	17,510
Zvi Linkovsy	30,536	30,536
Orly Ben-Ami (3)	46,819	46,819

(1) Appointed to our Board of Directors on June 2, 2011.
(2) Appointed to our Board of Directors on October 9, 2011.
(3) Resigned from our Board of Directors on October 23, 2011.

On October 6, 2011 the Company agreed to issue options to purchase shares of the Common Stock in lieu of paying director fees owed with respect to prior service in cash to each of Hanan Waksman (who was owed NIS 175,000 in fees), Zvi Linkovsky (who was owed NIS 250,000 in fees) and former director Orly Ben Ami (who was owed NIS 65,615 in fees). A total of 625,628 options are to be issued in connection with satisfaction of the Company’s fee obligations to these directors. As of the date of this filing, the options had not yet been issued, pending the Company’s adoption of a new employee stock ownership plan, or ESOP. In light of this delay, and given Ms. Ben Ami’s resignation from the Board, in January 2012, the director fees owed to her were paid in cash.

On November 20, 2011, the shareholders of the Company approved the execution by the Company of an agreement with Dr. Shmulewitz, pursuant to which he is entitled to receive a monthly fee for services rendered as chairman of the Board in the sum of NIS 30,000 (commencing on April 3, 2011).  However, these monthly fees do not become payable (but do accrue) unless and until a total of NIS 5,000,000 has been invested in the Company.  To date, no fees have been paid under this arrangement.

The compensation of external directors in public companies is determined in accordance with the provisions of Companies Regulations (Rules regarding Compensation and Expense Reimbursement of External Directors) 2000, in which certain categories are set in connection with the capital of the company and certain compensation is set for each category.

Dr. Feldhay and Mr. Ben-Or, each an “external director” during the year ended December 31, 2011, received compensation for their services according to the Israeli regulations concerning payment to external directors. Pursuant to our board’s decision, no other directors currently receive any compensation.

Under the Israeli Companies Law and regulations promulgated under the Israeli Companies Law, the Companies Regulations (the “Regulations”) define the compensation provided to the external directors, which is set in different sums and categories (determined in accordance with the equity of the Company). Said compensation can vary between these set sums and maximum sums (also set in Regulations), and any deviation from such sums requires the approval of the general shareholders meeting. Further, if such external directors are defined by the company as experts, then an additional compensation is allowed under the Regulations. In general, the terms of such compensation are set in the beginning of such external director`s term of office, and cannot be revised throughout his term. The compensation for our currently serving external directors was determined within the parameters of the categorically set sums.

TopSpin Medical, Inc. 2003 Israeli Stock Option Plan and 2012 Israeli Stock Option Plan

General Provisions

Our Board of Directors passed resolutions in January 2003, September 2003, August 2005 and September 2007, under which it adopted a 2003 Israeli Stock Option Plan (“2003 Stock Option Plan”).  In February 2012, the Board of Directors adopted the 2012 Stock Option Plan (the “2012 Stock Option Plan”), Each plan provides for the grant of options for the purchase of our Common Stock to our directors, employees and consultants and the directors, employees and consultants of our subsidiaries.  The plans ares administered by the Board of Directors and any committee that the Board of Directors may appoint for such purpose. The appointed committee may grant four types of options under each plan: Approved 102 Capital Gains Options, which are granted only to employees of our subsidiaries and qualify for capital gains tax treatments, Approved 102 Ordinary Income Options, which qualify for ordinary income tax treatment, Unapproved 102 Options, and 3(9) Options, which are non-qualified stock options which are granted mostly to non-employees of our subsidiaries. The number of shares authorized to be issued under each plan will be proportionately adjusted for any increase or decrease in the number of issued shares of Common Stock resulting from a stock split, reverse stock split, combination or reclassification of the stock or the payment of a stock dividend with respect to the Common Stock or any other increase or decrease in the number of issued shares of Common Stock effected without receipt of consideration.

Unless stated otherwise in the individual grant, most grants of options vest and become exercisable according to the following schedule: 25% on the first anniversary of the option grant, and 6.25% at the end of each subsequent quarter over the course of the following three years. The committee, though, may, in its absolute discretion and on such terms and conditions as it deems appropriate, accelerate or otherwise change the time at which such option or any portion of an option will vest. Option grants may also contain performance goals and measures and the provisions in one option grant need not be identical to any other option grant. All options will expire ten years from the date of grant unless terminated earlier. If an individual option grant expires and has not been exercised, our Board of Directors has the authority to allocate those options to other employees, directors or consultants.

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

Termination of an Option

Subject to the Board of Director’s approval, the committee administering these option plans may, from time to time, cancel all or any portion of an option granted under either plan and our obligation will be discharged with respect to that option through either (i) payment to the grantee of an amount in cash equal to the excess, if any, of the fair market value of the cancelled option at the date of such cancellation over the aggregate exercise price of the option, (ii) the issuance or transfer to the grantee of Common Stock with a fair market value at the date of such transfer equal to any such excess, or (iii) a combination of cash and shares with a combined value equal to any such excess, as determined by the committee, in its sole discretion.

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

Outstanding Grants

No options were outstanding under the 2003 Stock Option Plan or the 2012 Stock Option Plan as of December 31, 2011.  As of the December 31, 2011, we had obligations to grant options to purchase 1,024,340 shares of Common Stock under the 2012 Stock Option Plan, but the actual grants have been deferred pending the resolution of certain Israeli tax matters. The options under our 2003 Stock Option Plan and 2012 Stock option Plan are not registered for trading on the TASE.

Item 12.                     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the shares of our common stock beneficially owned (including options exercisable within 60 days) as of March 30, 2012 by: (i) each of our Named Executive Officers and our directors, (ii) all directors and executive officers as a group and (iii) by each person known by us to beneficially own five percent (5%) or more of the outstanding shares of our common stock. Unless otherwise indicated, the address of each of the persons listed in this table is the address of the Company.

	Total Shares Beneficially Owned	Percent of Class Owned
Beneficial Owners of Five Percent or More
Ascher Shmulewitz 27 Lehi St., Bnei Brak, Israel (1)	9,772,065	41.0	3%
Moshe Mizrahi 2 Yatiztz, Tel Aviv Israel	3,395,516	14.26%
Israel Healthcare Ventures 2 LP Incorporated 32 Habarzel, Tel Aviv, Israel (2)	2,216,142	9.31%
Mr. Amir Valdman 113 Hatzeelon, Yarkona, Israel	2,134,584	8.96%
Mr. Eitan Nahum 11/15 Hana Rubina St., Tel Aviv	1,693,774	7.11%
Directors and Executive Officers
Ran Ben-Or	0	*
Anya Eldan	0	*
Hanan Waksman	0	*
Zvi Linkovsky	0	*
Tamar Kfir	0	*
Uri Ben-Or	0	*
Mazal Dahan (3)	139,895	0.59%
All directors and executive officers as a group (9 persons)	19,351,976	81.26%

(1) Includes shares owned by Mr. Shmulewitz directly as well as shares beneficially owned by him as the result of his control of Medgenesis Partners, Ltd.

(2) Israel Healthcare Ventures 2 LP Incorporated is a venture capital fund. Its managing directors are Dr. Hadar Ron, Mr. Avner Lushi and Mr. Eran Perry.

(3) Chief executive officer of Metamorefix.

Investments in Metamorefix’s capital and transactions in its shares

The following are details of the investments in Metamorefix’s capital and other material transactions that were made by interested parties in Metamorefix and its shares, from 2009 through the date hereof:

•
On August 2, 2009, Metamorefix executed a 1:100 share split, such that each ordinary share of Metamorefix with a nominal value of NIS 1 prior to the share split was equal to 100 ordinary shares with a nominal value of NIS 0.01 each post share split.

•
During 2009, Metamorefix issued to an employee and adviser, 39,000 options to purchase ordinary shares of Metamorefix. As of the Report Date, only 15,000 options of the aforesaid number are still exercisable. Please see below for additional information regarding the exercisable options.

•
In March 2010, a financing round was consummated in Metamorefix, pursuant to which $500,000 was invested in Metamorefix at a pre-money valuation of $7,000,000. Almost all of the existing shareholders of Metamorefix at that time participated in this financing round, in addition to two new investors, all of whom received as consideration for their investment, 500,000 Protected Shares of Metamorefix and were issued 500,000 options to purchase additional Protected Shares at an exercise price of $1 per Protected Share (the “2010 Options”), pro rata according to their respective investment in the financing round the number of shares received accordingly.

The Protected Shares that were issued as part of the abovementioned financing round are identical to the Metamorefix’s ordinary shares, save for the following additional rights afforded to them under Metamorefix’s Articles of Association (the “Protected Shares” and the “Articles”, respectively): In the event of liquidation of Metamorefix, whether voluntarily or otherwise, or in the event of an M&A event,  the Assets that will be available for distribution to the shareholders of Metamorefix from any of the aforesaid events (for the purpose of this paragraph only, the “Assets”) shall be distributed in the following manner: (a) if the distribution of the Assets proportionately between all of the shareholders of Metamorefix (ordinary shareholders together with holders of the Protected Shares) does not allow the holders of the Protected Shares to receive for each Protected Share that they own the protected price per share, which is $1 for each protected share, subject to adjustments that were determined in the Articles (‘the “Protected Price per Share”), then the holders of the Protected Shares shall receive preference in the distribution of the Assets as aforesaid over the holders of Ordinary Shares, in such a way that first the holders of the Protected Shares shall receive the Protected Price per Share for each Protected Share held by them and the balance, insofar as any remains, will be distributed only between the holders of Ordinary Shares; (b) If a proportionate distribution of the Assets between all of Metamorefix’s shareholders (ordinary shares together with Protected Shares) will allow the holders of the Protected Shares to receive for each protected share that they own at least the Protected Price per Share, then there shall be no preference of the Protected Shares and the Assets will be distributed proportionately between all of the shareholders of Metamorefix (ordinary shares together with Protected Shares); (c) the preference stated in subparagraph (a) with regard to the Protected Shares can be transferred only to the authorized transferees of the initial shareholders of the Protected Shares.

Each of the 2010 Options can be exercised until the earlier of (i) the lapse of 24 months from the date of grant of the 2010 Options (i.e., until March 4, 2012) or (ii) the date when Metamorefix consummates a financing round.

On October 4, 2010, 425,000 of the 2010 Options were exercised in exchange for $425,000.

During 2010, Metamorefix granted an employee as well as advisors and service providers of Metamorefix a total of 120,000 options to purchase ordinary shares of Metamorefix. On June 15, 2011 and November 17, 2011, the Group entered into agreements with IHCV and with Metamorefix as detailed above. As a result of such transactions, the Company holds all the issued and outstanding share capital of Metamorefix.

Securities Authorized For Issuance Under the Equity Compensation Plans

As of December 31, 2011, there were no outstanding options, warrants or rights to acquire Common Stock or other securities under our equity compensation plans.

Item 13.                    Certain Relationships and Related Transactions, and Director Independence.

Except for the transactions described below, during the fiscal year ended December 31, 2011, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were a party or are a party in which: (i) the amounts involved exceeded or will exceed the lesser of $120,000 or 1% of our average total assets at year-end for the last two completed fiscal years; and (ii) a director, executive officer, holder of more than 5% of our Common Stock or any member of their immediate family had or will have a direct or indirect material interest.

•
On December 29, 2011, the Company entered into convertible loan agreement with third parties and shareholders of Metamorefix, including Mr. Moshe Mizrahi (one of the Company’s directors) and Mr. Amir Valdman, an interested shareholder, pursuant to which such third parties agreed to grant the Company convertible loans in the aggregate principal amount of NIS 2.68 million (approximately $722,000). Of these convertible loans, loans in the principal amount of NIS 1.45 million (approximately $398,000) were converted into 1,499,036 ordinary shares of the Company upon the consummation of the Medgenesis Transaction, as described in greater detail above under the heading “Recent Transactions,” while the balance of the loans with an aggregate principal amount of NIS 1.23 million (approximately $324,000). was converted into 1,271,897 ordinary shares on March 11, 2012

•
On June 15, 2011, the Company entered into an agreement with Israel Healthcare Ventures 2 LP Incorporated (“IHCV”) which is described in greater detail above under the heading “Recent Transactions.” Pursuant to this agreement, IHCV, which is now a significant shareholder of the Company, transferred all of its equity interests in Metamorefix to the Subsidiary;

•
On February 15, 2011, the Company issued 10,122,463 ordinary shares to Medgenesis (which is controlled by the Company’s largest stockholder, Mr. Ascher Shmulewitz) as repayment of a debt of in the amount of $484,000, as a part of the chapter 11 settlement;

Item 14.                     Principal Accounting Fees and Services

Audit and Audit-Related Fees

The aggregate fees billed for the years ended December 31, 2011 and December 31, 2010 for the professional services rendered by Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, our independent public accounting firm, for the audit of the Company’s annual financial statements, review of financial statements or services that are normally provided by our independent public accounting firm in connection with statutory and regulatory filings or engagements for such fiscal years, and tax advisory and assistance in the preparation of tax returns and general tax research and planning equaled NIS 435,000 (approximately $113,870) and NIS 280,000 (approximately $73,642), respectively.

Pre-Approval Policies and Procedures

During fiscal year 2011, all services provided by Kost Forer Gabbay & Kasierer were pre-approved by our Audit Committee, which concluded that the provision of such services by Kost Forer Gabbay &Kasierer was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. On March 15, 2009, our Audit Committee adopted a pre-approval policy for services provided by the independent registered public accounting firm. Under that adopted pre-approval policy, our Audit Committee will pre-approve the provision by the independent registered public accounting firm of services that fall within specified categories (such as statutory audits or financial audit work for subsidiaries, services associated with SEC registration statements and consultations by management as to accounting interpretations) but only up to specified dollar amounts. Any services that exceed the pre-approved dollar limits, or any services that fall outside of the general pre-approved categories, require specific pre-approval by the Audit Committee. If our Audit Committee delegates pre-approval authority to one or more of its members, the member would be required to report any pre-approval decisions to our Audit Committee at its next meeting. All our audit fees were preapproved by our Audit Committee.

Item 15.                     Exhibits and Financial Statement Schedules.

Exhibit No.		Description of Document
3.1
Amended and Restated Certificate of Incorporation of TopSpin Medical, Inc., effective February 11, 2011. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 25, 2011).

3.2		Amended and Restated Bylaws of TopSpin Medical, Inc., adopted June 16, 2010. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 22, 2010).
10.1	#	TopSpin Medical, Inc. 2001 Israeli Stock Option Plan (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-142242) filed on April 20, 2007).
10.2	#	TopSpin Medical, Inc. 2003 Stock Option Plan, as amended on February 26, 2009 (Incorporated by reference to our quarterly report on Form 10-Q filed May 15, 2009).
10.3	#	Form of Option Agreement (Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-142242) filed on April 20, 2007).
10.4		Investment Agreement with Ascher Shmulewitz dated as of February 2, 2009 (Incorporated by reference to the Company’s quarterly report on Form 10-Q filed on May 15, 2009).
10.5	#	Form of Director Indemnification Director by and between TopSpin Medical, Inc. and each of its Directors (Incorporated by reference to the Company’s quarterly report on Form 10-Q filed May 15, 2009).
10.6
Investment Agreement by and among TopSpin Medical, Inc. and Medgenesis Partners Ltd., dated January 27, 2010 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 2, 2010).

10.7	#
Consulting Agreement by and among TopSpin Medical, Inc., TopSpin Medical (Israel) Ltd., and Nichsey F.N. Fatal Ltd., dated January 28, 2010 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 2, 2010).

10.8		Loan Agreement by and among TopSpin Medical, Inc. and Medgenesis Partners Ltd., effective April 30, 2010 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 6, 2010).
10.9
Share Assignment Agreement, dated June 15, 2011, by and among Israel Healthcare Ventures 2 LP Incorporated, TopSpin Medical, Inc. and TopSpin Medical (Israel) Ltd. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.10
Agreement, dated November 17, 2011, by and among TopSpin Medical, Inc. and Metamorefix Ltd. (Incorporated by reference to Amendment No. 1 to the Company’s Current Report on Form 8-K/A filed on February 23, 2012).

10.11	†
Supply Agreement, dated September 10, 2009, by and among Metamorefix Ltd., Baxter Healthcare Corporation and Teva Medical (Marketing) Ltd. (Incorporated by reference to Amendment No. 1 to the Company’s Current Report on Form 8-K/A filed on February 23, 2012).

10.12	†
Letter Agreement, dated November 1, 2010, by and among Metamorefix Ltd. and Bio-Technology General (Israel) Ltd.  (Incorporated by reference to Amendment No. 1 to the Company’s Current Report on Form 8-K/A filed on February 23, 2012).

10.13	^
Summary of Lease Agreement, dated May 26, 2011, by and among Metamorefix Ltd. and Tiv Hakeramika Ltd. (Incorporated by reference to Amendment No. 1 to the Company’s Current Report on Form 8-K/A filed on February 23, 2012).

10.14	#
Employment Agreement, dated September 26, 2010, by and among TopSpin Medical, Inc. and Uri Ben-Or (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.15
Loan Agreement, dated September 26, 2010, by and among TopSpin Medical, Inc. and Medgenesis Partners Ltd. (Incorporated by reference to Amendment No. 1 to the Company’s Current Report on Form 8-K/A filed on February 23, 2012).

10.16
Share Transfer Agreement, dated as of June 15, 2011, by and among Israel Healthcare Ventures 2 LP Incorporated and Medgenesis Partners Ltd. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.17
Amendment of the Share Transfer Agreement, dated as of July 11, 2011, by and among Israel Healthcare Ventures 2 LP Incorporated and Medgenesis Partners Ltd. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.18
Form of Convertible Loan Agreement by and among TopSpin Medical, Inc. and certain investors. (Incorporated by reference to Amendment No. 1 to the Company’s Current Report on Form 8-K/A filed on February 23, 2012).

10.19	#*	Employment Agreement, dated February 7, 2007, by and among Mazal Dahan and Metamorefix Ltd.
23.1	*	Consent of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, an independent registered public accounting firm.
31.1	*	Certification by Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	*	Certification by Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32	*	Certification Furnished pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	*	Interactive Data File.
_____________

#	Management contracts and compensatory plans and arrangements.
*	Filed herewith.
†	Confidential treatment has been requested with respect to certain portions of this Exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
^	English summary.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOPSPIN MEDICAL, INC.

Date: March 30, 2012	By:	/s/ Hanan Waksman
Name: Hanan Waksman
Title: Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DATE

By:	/s/ Hanan Waksman Name: Hanan Waksman Title: Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2012

By:	/s/ Uri Ben Or	March 30, 2012
Name: Uri Ben Or
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

By:	/s/ Moshe Mizrahi	March 30, 2012
Name: Moshe Mizrahi
Title: Director
By:	/s/ Anya Eldan	March 30, 2012
Name: Anya Eldan
Title: Director

By:	/s Tamar Kfir	March 30, 2012
Name: Tamar Kfir
Title: Director

By:	/s/ Ran Ben-Or	March 30, 2012
Name: Ran Ben-Or
Title: Director

By:	/s/ Zvi Linkovski	March 30, 2012
Name: Zvi Linkovski
Title: Director

By:	/s/ Ascher Shmulewitz	March 30, 2012
Name: Ascher Shmulewitz
Title: Chairman of the Board of Directors

EXHIBIT INDEX

Exhibit No.	Description of Document
10.19	Employment Agreement, dated February 7, 2007, by and among Mazal Dahan and Metamorefix Ltd.
23.1	Consent of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, an independent registered public accounting firm.
31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32	Certification Furnished pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data File.