Form 10-Q
period 2012-03-31
TOPSPIN MEDICAL INC
filed 2012-05-17
CIK 1211805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 333-144472

Topspin Medical, Inc.
(Exact name of registrant as specified in its charter)
Delaware	51-0394637
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)
16 Hatidhar St. Raanana, 43652 PO Box 4131 ISRAEL
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

Yes ☒    No ☐

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

Yes ☒    No ☐

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of May15, 2012, was 23, 814, 428.

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012 contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Those statements are therefore entitled to the protection of the safe harbor provisions of these laws. These forward-looking statements, which are usually accompanied by words such as “may,” “might,” “will,” “should,” “could,” “intends,” “estimates,” “predicts,” “potential,” “continues,” “believes,” “anticipates,” “plans,” “expects” and similar expressions, involve risks and uncertainties, and relate to, without limitation, statements about our market opportunities, our strategy, our competition, our projected revenue and expense levels and the adequacy of our available cash resources. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from those expressed or forecasted in, or implied by, such forward-looking statements.

Although we believe that the expectations reflected in these forward-looking statements are based upon reasonable assumptions, no assurance can be given that such expectations will be attained or that any deviations will not be material. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 may not occur and our actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We disclaim any obligation or undertaking to disseminate any updates or revision to any forward-looking statement contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARIES

INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31 2012

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARIES

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Development stage company)

AS OF MARCH 31, 2012

UNAUDITED

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARIES

(Development stage company)

CONSOLIDATED BALANCE SHEETS

NIS in thousands (except share and per share data)

	December 31,	March 31,
	2011	2012
		Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	929	90
Accounts receivable and prepaid expenses	411	330

Total current assets	1,340	420

LONG-TERM ASSETS:
Property and equipment, net	225	217

Total long-term assets	225	217

Total assets	1,565	637

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Trade payables	386	404
Employees and payroll accruals	132	127
Other payables and accrued expenses	1,064	1,217
Tax provision	1,351	1,313

	2,933	3,061

The accompanying notes are an integral part of the interim consolidated financial statements.

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARIES

(Development stage company)

CONSOLIDATED BALANCE SHEETS

NIS in thousands (except share and per share data)

	December 31,	March 31,
	2011	2012
		Unaudited
LONG-TERM LIABILITIES:
Stock options and warrants liability	175	183
Accrued severance pay, net	2	2

Total long-term liabilities	177	185

COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS' DEFICIENCY:
Share capital -
Common shares of $ 0.001 par value - Authorized: 50,000,000 shares as of December 31, 2011 and March 31, 2012; Issued and outstanding: 22,355,929 and 23,814,428 shares as of December 31, 2011 and March 31, 2012, respectively	87	93
Additional paid-in capital	8,527	8,886
Accumulated deficit	(10,159)	(11,588)

	(1,545)	(2,609)

	1,565	637

The accompanying notes are an integral part of the interim consolidated financial statements.

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARIES

(Development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

NIS in thousands (except share and per share data)

	Year ended December 31,	Three months ended March 31,		Period from January 31, 2007(inception date) to March 31,
	2011	2011	2012	2012
		Unaudited

Operating expenses:

Research and development, net	734	398	297	8,187
General and administrative expenses	546	121	1,178	3,141

Total operating expenses	1,280	519	1,475	11,328

Operating loss	1,280	519	1,475	11,328

Financial expense (income), net	(238)	(30)	(46)	260

Net loss	1,042	489	1,429	11,588

Basic and diluted loss per Common share	0.10	0.06	0.06	1.20

Weighted average number of Common shares outstanding used in basic and diluted net loss per share calculation	9,967,875	8,673,800	23,085,179	23,085,179

The accompanying notes are an integral part of the interim consolidated financial statements.

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARIES

(Development stage company)

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

 TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARIES

(Development stage company)

STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIENCY

NIS in thousands (except share data)

	Number of Ordinary shares	Number of Preferred shares	Share capital	Additional paid-in capital	Accumulated deficit	Total shareholders' equity (deficiency)
Balance at of January 1, 2010(*)	8,673,800	-	33	4,947	(4,414)	566
Issuance of preferred shares	-	699,500	3	204	-	207
Exercise of warrants to Preferred shares	-	595,575	2	3,344	-	3,346
Share based compensation related to warrants	-	-	-	409	-	409
Net loss	-	-	-	-	(4,703)	(4,703)

Balance at of December 31, 2010 (*)	8,673,800	1,294,075	38	8,904	(9,117)	(175)

Convergence of loan from related party	859,889	-	-	858	-	858
Recapitalization of equity upon reverse acquisition	12,822,240	(1,294,075)	49	(1,235)	-	(1,186)
Net loss	-	-	-	-	(1,042)	(1,042)

Balance at of December 31, 2011	22,355,929	-	87	8,527	(10,159)	(1,545)

Share based compensation related to options and warrants	-	-	-	96	-	96
Issuance of shares	1,458,499		6	263	-	269
Net loss	-	-		-	(1,429)	(1,429)
Balance at of March 31, 2012	23,814,428	-	93	8,886	(11,588)	(2,609)

(*) Including an exchange of previously issued and outstanding shares of Metamorefix ordinary and preferred shares for common shares of the Company according to exchange rate of 1.399 (see details on note 1c).

The accompanying notes are an integral part of the interim consolidated financial statements.

 TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARIES

(Development stage company

CONSOLIDATED STATEMENTS OF CASH FLOWS

NIS in thousands

	Year ended December 31,	Three months ended March 31,		Period from January 31,2007 (inception date) to March 31,
	2011	2011	2012	2012
		Unaudited
Cash flows from operating activities:
Net loss	(1,042)	(489)	(1,429)	(11,588)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	43	8	13	105
Revaluation of stock options and warrants liability	(310)	42	8	97
Interest on loan from related party	70	-	-	70
Increase (decrease) in accrued severance pay, net	(71)	5	-	2
Share based compensation related to stock option and warrants	(481)	-	96	1,073
Decrease (increase) in accounts receivable and prepaid expenses	(24)	(159)	81	(76)
Revaluation of tax provision	-	-	(38)	(38)
Increase (decrease) in trade payables	(110)	(183)	(72)	137
Increase in related party payables	-	-	90	90
Increase (decrease) in employees and payroll accruals and other accrued expenses	(15)	(41)	313	437

Net cash used in operating activities	(1,940)	(817)	(938)	(9,691)

Cash flows from investing activities:

Purchase of property and equipment	-	-	(5)	(321)

Net cash used in investing activities	-	-	(5)	(321)

Cash flows from financing activities:
Recapitalization of equity upon reverse acquisition of Topspin (a)	595	-	-	595
Proceeds from loan from related party	1,352	-	-	1,352
Issuance of shares	-	-	104	4,690
Issuance of preferred shares	-	-	-	1,870
Exercise of warrants to preferred shares	-	-	-	1,595

Net cash provided by financing activities	1,947	-	104	10,102

Increase (decrease) in cash and cash equivalents	7	(817)	(839)	90
Cash and cash equivalents at beginning of year	922	922	929	-

Cash and cash equivalents at end of year	929	105	90	90

The accompanying notes are an integral part of the interim financial statements.

 TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARIES

(Development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

NIS in thousands

		Year ended December 31,	Three months ended March 31,		Period from January 31, 2007(inception date) to March 31,
		2011	2011	2012	2012
			Unaudited

(a)	Recapitalization of equity upon reverse acquisition:

	Topspin' assets and liabilities at date of recapitalization
	Tax provision	1,351	-	-	1,351
	Other accounts receivable and prepaid expenses	(818)	-	-	(818)
	Related party	270	-	-	270
	Other accounts payable and accruals	978	-	-	978

		1,781	-	-	1,781
	Acquired through issuance of shares	(1,186)	-	-	(1,186)

	Cash inflow	595	-	-	595

(b)	Supplemental disclosure of non-cash financing activities:
	Convergence of loan from related party	858	-	-	858

	Issuance of shares on account of other payables	-	-	165	165

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARIES

                                                                             (Development stage company)

NOTE 1:-	GENERAL

a.	Topspin Medical, Inc. ("the Company") and its subsidiary, Topspin Medical (Israel) Ltd. ("the subsidiary") were engaged in research and development of a medical MRI technology.

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

In 2011 the Company acquired the full shares of Metamorefix Ltd. (Metamorefix").

Metamorefix is engaged in developing solutions for tissue regeneration and skin tissue regeneration in particular. Metamorefix was incorporated and commenced operation on January 31, 2007.

Metamorefix is in the development stage as it has devoted since inception substantially most of its efforts to business planning, research and development, marketing, recruiting management and technical staff, acquiring assets and raising capital.

b.
Since the suspension of the Company's operational activity in October 2008 and through the date of acquisition of Metamorefix, the Company was not engaged in any operational activity.  Additionally, in January 2010, Company's management decided to suspend the support in protection of its intellectual property (registered patent and patent applications).

c.
As detailed in Company's Financial Statement of December 31, 2011, the consolidated financial statements of Topspin and Topspin Ltd. and Metamorefix Ltd. (together "its Subsidiaries") represent a continuation of the financial statements of Metamorefix (the acquirer in the transaction for accounting purposes) and the comparative data included in these financial statements represent Metamorefix's data, excluding comparative data regarding net loss per share, share capital and share premium which are presented in accordance with the provisions of ASC 805.

d.
Topspin and its Subsidiaries (collectively "the Group")  have not generated any revenues and have not achieved profitable operations or positive cash flows from operations. The Group have an accumulated deficit of NIS 11,588 thousands as of March 31, 2012, and incurred a net loss of NIS 1,429 thousands and negative cash flows from operating activities in the amount of NIS 938 thousands for the three months ended March 31, 2012.

TOPSPIN MEDICAL, INC. AND ITS SUBSIDIARIES

                                                                             (Development stage company)

NOTE 1:-	GENERAL (Cont.)

There is uncertainty about the Group's ability to generate revenues or raise sufficient funds in the near term, if any. These factors, among other factors raise substantial doubt about the Group's ability to continue as a going concern.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As of the date of the Financial Statement, the Company has no cash or other financial resources to finance the Company's activities. In addition, the Company has ceased payments to the Company's employees and suppliers.
The Company's management is currently acting to raise the necessary funds for the operation of the Group and for finding additional operational activities for the Group in the field of life science or other fields.

e.	On January 25, 2012, the TASE notified the Company that it does not comply with the maintenance regulations, of a minimum public holdings in the Company's shares of at least 15%.

The Company was given an extension until June 30, 2012, to increase the public holding shares, to comply with the regulation described above. If the Company will not comply with this regulation it will be transferred to the maintenance list.

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies applied in the annual financial statements of the Company as of December 31, 2011 are applied consistently in these consolidated financial statements.

NOTE 3:-	UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

a.
In March, 2012, the Company issued 1,271,597 ordinary shares of $0.001 par value each, as part of financing round in an aggregated amount of NIS 1,234 thousands (NIS 1,130 thousands were received prior to December 31, 2011 and were also presented in the Financial statement of December 31, 2011, as part of the Additional paid-in capital. The Company also issued 186,902 Ordinary Shares in lieu of repayments of debts in the aggregate amount of NIS 165 thousands.

b.
On March 1, 2012,("Approval date")  the Company's shareholders meeting approved a Grant of 62,500 non-listed company options, which can be materialized to 62,500 Company's ordinary stock of $ 0.001 par value each, for each of the Company's five Directors. The granted options Fair Value estimated on the Approval date according to the Binomial model. The parameters being used for the calculation are: risk-free interest of 4.99%, Dividend yield 0%, expected volatility 71.02%, stock price NIS 1.6 and term life of 10 years. The options aggregated Fair value of these options accumulated to NIS 332 in thousands, and is recognized over the vesting period.

The options described above have not been issued as of the date of the Financial Statement.

NOTE 4:-	SUBSEQUENT EVENTS

a.
On  April 15, 2012 the Company's Board of directors approved the accumulated private issuance of 23,660 non-listed Company's options in return for Director fees debt in the total amount of  NIS 18 thousands.

The options described above has not been issued until the date of the Financial Statement.

b.	In April 2012, the Company issued 107,248 options in exchange for liabilities in aggregate amount of NIS 79 thousands.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Financial Statements and Notes and the other financial information included elsewhere in this Quarterly Report on Form 10-Q for the period ending March 31, 2012. In addition to historical information, this discussion and analysis contains forward-looking statements based on current expectations that involve risks, uncertainties and assumptions, such as our plans, objectives, expectations and intentions. Our actual results and the timing of events may differ materially from those anticipated in these forward-looking statements as a result of various factors.

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

Critical Accounting Policies

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (US GAAP), applied on a consistent basis, as follows:

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

Results of Operations

Three Months Ended March 31, 2012

Prior to December 29, 2011, we were a public shell company without material assets or liabilities.  On December 29, 2011, we completed the Metamorefix Transaction, pursuant to which Metamorefix became our wholly owned subsidiary and we succeeded to the business of Metamorefix. For financial reporting purposes, Metamorefix is considered the acquirer in the transaction and the former public shell company is considered the acquired company. Accordingly, the historical financial statements presented and the discussion of financial condition and results of operations herein are those of Metamorefix and do not include the historical financial results of our former business. The accumulated deficit of Metamorefix was also carried forward after the Metamorefix Transaction for all periods presented. Operations reported for periods prior to the Metamorefix Transaction are those of Metamorefix.

Net Loss

In the three months ended March 31, 2012 our net loss were NIS 1,429,000 (approximately $385,000), and in the same period in 2011 our net loss was NIS 489,000 (approximately $132,000). The net loss in the three months ended March 31, 2012 mainly represents the research and development expenses of NIS 297,000 (approximately $80,000), expenses for service providers about NIS 835,000 (approximately $224,764) and share based payment about NIS 100, 000 (approximately $27,000).

Revenues

None.

Research and Development Expense

Research and Development — Research and development expenses include costs of salaries and related expenses, activities related to intellectual property, research materials and supplies. Research and development expenses decreased by approximately 25% to NIS 297,000 (approximately $79,946) in the three months ended March 31, 2012 from NIS 398,000 (approximately $107,133) in the same period in 2011. The decrease in the expenses resulted from a decrease in subcontractor costs (due to completion of our preclinical and clinical trial requirements, which had generated significant subcontractor costs in 2011) .

General and Administrative Expense

General and administrative (“G&A”) expenses include legal services, audit services and other professional services. G&A expenses for the three months ended March 31, 2012 were NIS 1,178,000 (approximately $317,000), compared to NIS 121,000 (approximately $33,000), for the same period in 2011. G&A expenses for the three month ended March 31, 2012 and for the same period 2011, are primarily due to service providers fees of NIS 835,000 (approximately $224,764) and NIS 53,000 (approximately $14,000), respectively, director in the three month ended March 31, 2012 fees of NIS 52,000 (approximately $14,000) in the same period in 2011 there was no director fees, share based payment of NIS 100,000 (approximately $27,000) and NIS 48,000 (approximately $13,000), in the three month ended March 31, 2012 and 2011, respectively. Likewise G&A expenses for the three months ended March 31, 2012 including management fees of NIS 99,000 (approximately $26,600), rent and maintenance fees of NIS 42,000 (approximately $11,000) .

Financing Income

Financing income and/or expenses includes revaluations of certain balance sheet accounts that are linked to the U.S. Dollar exchange rate. Finance expense, net for the three months ended March 31, 2012 was NIS 46,000 (approximately $12,000) compared to financing income, net of NIS 30,000 (approximately $8,000) in the same period in 2011.

Liquidity and Capital Resources

We have not had any revenues from operations since our inception in January 2007. We financed our operations principally through private and public sales of equity securities, and through grants from the Office of the Chief Scientist of the Israeli Ministry of Industry, Trade and Labor, an Israeli governmental agency.

As of March 31, 2012, our assets were approximately NIS 637,000 (approximately $171,467), of which cash and cash equivalents were approximately NIS 90,000 (approximately $24,000). As of March 31, 2012, our liabilities were approximately NIS 3,246,000 (approximately $873,755).

We believe that our cash resources are insufficient for our operations at current levels for the next twelve months. We are contemplating and pursuing possibilities for new business activities for the Company and new avenues for raising capital in order to support and sustain the product development and other business activities of Metamorefix, including execution of private placements of our securities, follow-on offerings of securities of the Company on the Tel-Aviv Stock Exchange, direct investments in Metamorefix and the licensing of Metamorefix’s technology.

We may not be able to raise additional funds required to resume our regular business operations or to engage in new fields of business that we may decide to pursue. The global stock and credit markets are experiencing significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many securities to fluctuate substantially and the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in certain cases have resulted in the unavailability of certain types of financing. Continued uncertainty in the stock and credit markets may negatively affect our ability to raise necessary additional funds.

Since our inception, we have financed our operations principally through private sales of equity securities, issuance of convertible notes and receipt of grants from the Office of the Chief Scientist of the Israeli Ministry of Industry, Trade and Labor, an Israeli governmental agency.  The Company, through its Subsidiary, participated in program sponsored by the Israeli Government for the support of research and development activities. The Company is obligated to pay royalties to the Office of the Chief Scientist (“OCS”), amounting to 3.0−3.5% of the sales of products and other related revenues generated from such projects, up to 100% of the grants received. The obligation to pay these royalties is contingent on actual sales of the products and in the absence of such sales, no payment is required. As of March 31, 2012, the Company had not paid or accrued royalties to the OCS and its outstanding contingent obligation for royalties amounted to approximately NIS 446 plus interest.

Neither Topspin nor Metamorefix is currently eligible to receive grants from the OCS.

The Company and its Subsidiary have not generated any revenue and have not achieved profitable operations or positive cash flows from operations. The Company has an accumulated deficit of NIS 11,588,000 (approximately $3,119,000) as of March 31, 2012, and it incurred net losses of NIS 1,429,000 (approximately $384,657) and negative cash flow from operating activities in the amounts of NIS 938,000 (approximately $252,490) and NIS 817,000 (approximately $220,000) for the three month periods ended March 31, 2011, respectively.

Cash Flows

Operating Activities

In the three months ended March 31, 2012, we used NIS 938,000 (approximately $252,000) and in the same period in 2011 we used NIS 817,000 (approximately $220,000). The increase in net cash used in operating activities in 2012 is primarily attributable to expenses paid to service providers and share based compensation.

Financing Activities

In the three months ended March 31, 2012, the cash provided by financing activities was NIS 104,000 (approximately $28,000) and in the same period in 2011 there was no cash from financing activities. The cash from financing activities in 2012 was primarily due to issuance of shares.

Investing Activities

In the three months ended March 31, 2012, we used NIS 5,000 (approximately $1,000) in investing activities and in the same period in 2011, there was no cash used in investing activities. Cash used in investing activities in the three months ended March 31, 2012 included cash used to purchase property and equipment. In the same period in 2011, there were no such purchases.

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

The Company’s principal executive officer and its principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures, as of the end of the period covered by this report. Based on that evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II  - OTHER INFORMATION

ITEM 5.	OTHER INFORMATION

Negotiations with First Care Products

On March 18 2012 the Company announced it is conducting negotiations with the shareholders of First Care Products Ltd. regarding the possible  acquisition of their shares, whereby upon completion of the said purchase the company will own a minimum of 55% of First Care's outstanding share capital. There can be no assurance (i) that an acquisition agreement will be successfully negotiated, (ii) that if such an agreement is negotiated, that the acquisition will be completed, or (iii) that if the acquisition is completed, that it will be able to be completed on terms favorable to the Company and its stockholders

Unregistered Sales of Equity Securities

On March 11, 2012, the Company issued 1,271,597 Ordinary shares of the Company of $ 0.001 par value each to third parties which are not and will not be interested parties in the Company after the issuance is effected, this in the context of their separate investments in the Company, in an aggregate of NIS 1,234,000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOPSPIN MEDICAL, INC.

Date: May 15, 2012	By:	/s/ Ascher Smuelevitz
Ascher Smuelevitz Chairman of the Board of Directors and acting Principal Executive Officer

Date: May 15, 2012	By:	/s/ Uri Ben-Or
Uri Ben-Or Chief Financial Officer (Principal Financial Officer)

S-1

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-1