Form 10-Q
period 2015-06-30
My Size, Inc.
filed 2015-08-20
CIK 1211805

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

 Commission File No.

MY SIZE, INC.

(Name of Registrant in its Charter)

Delaware
(State of Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

Yisrash Meshek 76, Israel, 7683800

(Address of Principal Executive Offices)

Issuer’s Telephone Number: +972 72 3331002

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

August 19, 2015

Common Voting Stock: 15,313,793

MY SIZE, INC.

INDEX TO FORM 10-Q FILING

FOR THE THREE MONTHS ENDED JUNE 30, 2015

PART I

FINANCIAL INFORMATION

The accompanying interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's Form 10 filed on June 15, 2015.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three months ended June 30, 2015 are not necessarily indicative of the results that can be expected for the year ending December 31, 2015.

1

MY SIZE INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2015

U.S. DOLLARS IN THOUSANDS

- - - - - - - - - - - - - -

MY SIZE INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands (except share data) (Unaudited)

	June 30,	December 31,
	2015	2014

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$545	$645
Other receivables and prepaid expenses	75	43

Total current assets	620	688

PROPERTY AND EQUIPMENT, NET	36	24

DEFERRED ISSUANCE COST	-	67

Total assets	$656	$779

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Short-term convertible loans	$492	$72
Accounts payable	180	186
Other accounts payables	36	6
Options	457	-
Warrant to purchase Common stock	88	37

Total current liabilities	1,253	301

COMMITMENT AND CONTINGENT

STOCKHOLDERS’ EQUITY (DEFICIENCY):
Stock capital -
Common stock of $ 0.001 par value -
Authorized: 50,000,000 shares; Issued and outstanding: 15,313,793 shares	15	15
Additional paid-in capital	4,655	4,455
Accumulated other comprehensive loss	(137)	(119)
Accumulated deficit	(5,130)	(3,873)

Total stockholders’ equity (deficiency)	(597)	478

Total liabilities and stockholders’ equity (deficiency)	$656	$779

The accompanying notes are an integral part of the consolidated financial statements.

MY SIZE INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
U.S. dollars in thousands (except share data and per share data) (Unaudited)

	Six-Months Ended June 30,		Three-Months Ended June 30,
	2015	2014	2015	2014

Operating expenses:
Research and development	$105	$-	$69	-
Marketing	382	-	212	-
General and administrative	382	186	246	97

Total operating expenses	869	186	527	97

Operating loss	(869)	(186)	(527)	(97)

Financial income (expense), net	(388)	46	(366)	11
Other income (expense)	-	209	-	(2)
Net income (loss) from continuing operations	$(1,257)	$69	$(893)	$(88)

Other comprehensive income (loss):
Foreign currency translation differences	(18)	40	(11)	26

Total comprehensive income (loss)	$(1,275)	$109	$(904)	$(62)

Basic earnings (loss) per share	$(0.08)	$0.01	$(0.06)	$(0.01)

Diluted earnings (loss) per share	$(0.08)	$0.00	$(0.06)	$(0.01)

Basic weighted average number shares outstanding	15,313,798	9,919,445	15,313,798	12,521,918

Diluted weighted average number of shares outstanding	15,313,798	10,815,611	15,313,798	12,521,918

The accompanying notes are an integral part of the consolidated financial statements.

MY SIZE INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIENCY)
U.S. dollars in thousands (except share data) (Unaudited)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’ equity
	Number	Amount	capital	income (loss)	Deficit	(deficiency)

Balance as of January 1, 2015	15,313,793	$15	$4,455	$(119)	$(3,873)	$478

Stock-based compensation related to options granted to consultants	-	-	200	-	-	200
Total comprehensive loss	-	-	-	(18)	(1,257)	(1,275)

Balance as of June 30, 2015	15,313,793	$15	$4,655	$(137)	$(5,130)	$(597)

*) Represent an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

MY SIZE INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIENCY)
U.S. dollars in thousands (except share data) (Unaudited)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’ equity
	Number	Amount	capital	income (loss)	Deficit	(deficiency)

Balance as of January 1, 2014	1,627,845	2	2,554	(40)	(3,405)	(889)

Issuance of Common stock, net of $26 issuance costs	7,436,273	8	180	-	-	188
Conversion of debt to Common stock	3,457,800	3	93	-	-	96
Waiver of related parties debt	-	-	253	-	-	253
Total comprehensive income	-	-	-	40	69	109

Balance as of June 30, 2014	12,521,918	$13	$3,080	$-	$(3,336)	$(243)

*) Represent an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

MY SIZE INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands (Unaudited)

	Six-Months Ended June 30,
	2015	2014
Cash flows from operating activities:

Net income (loss)	$(1,257)	$69
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	3
Accrued interest on loans	399	(58)
Valuation of warrant to purchase Common stock		-
Stock based compensation	200	-
Waiver of accounts payable debt	-	(197)
Decrease (increase) in other receivables and prepaid expenses	39	(19)
Decrease in accounts payable	(11)	(65)
Increase in other accounts payable	30	-

Net cash used in operating activities	(597)	(270)

Cash flows from investing activities:

Purchase of property and equipment	(14)	-

Net cash used in investing activities	(14)	-

Cash flows from financing activities:

Proceeds from convertible note	-	57
Issuing financial package	525
Issuance of Common stock, net	-	188

Net cash provided by financing activities	525	245

Effect of exchange rate changes on cash and cash equivalents	(14)	24

Increase (decrease) in cash and cash equivalents	(100)	(1)
Cash and cash equivalents at the beginning of the period	645	5

Cash and cash equivalents at the end of the period	$545	$4

Non cash transactions
Conversion of convertible debt to shares	$-	$96

Waiver of shareholder debt	$-	$253

The accompanying notes are an integral part of the consolidated financial statements.

MY SIZE INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share data and per share data) (Unaudited)

NOTE 1:-	GENERAL

a.	My Size Inc. (the “Company”), was incorporated and commenced operations in September 1999, as Topspin Medical Inc. (“Topspin”), a private company registered in the State of Delaware, U.S. Topspin was engaged, through its Israeli subsidiary, in research and development in the field of cardiology and urology.

During 2008, in light of the Company’s cash flow situation, the Company discontinued its above operations and soon after dismissed all of its employees.

During 2011, the Company acquired all of the outstanding stock of Metamorefix Ltd. (“Metamorefix”), a privately-held company incorporated on January 31, 2007, and engaged in developing solutions for tissue restoration, particularly skin tissue restoration, for no consideration.

In January 2013, the Company sold its subsidiary, Metamorefix, for consideration of $ 180 in cash (net of $ 30 transaction costs) and future royalties of 5% from Metamorfix product sales for a period of 7 years. In addition, the Company waived a loan in the amount of $ 208 (NIS 803 thousand) given to Metamorfix during 2012. The Company recorded a gain of $ 317 in the year ended December 31, 2013 as result of this sale.

Following the sale, Metamorefix’s results of operations and statement of financial position balances are disclosed as a discontinued operation, including the resulting gain from the sale.

From September 1, 2005 the Company is traded on the Tel Aviv Stock Exchange.

In December 2013, the Company changed its name from Topspin Medical Inc. to Knowledgetree Ventures Inc. and on February 16, 2014 the Company changed its name to My Size Inc.

In February 2014, the Company established a wholly-owned subsidiary, My Size (Israel) 2014 Ltd., a company registered in Israel, engaged in the development of the Venture described below.

b.	On January 9, 2014, the Company’s General Meeting approved an engagement with one of the Company’s investors (the “Seller”) for the purchase of rights in a Venture. The Venture is a development of an application which assists the consumer to accurately take the measurements of his own body in order to fit clothing in the best way possible without the need to try them on using a mobile device.

In return for purchasing the Venture, the Company shall undertake to pay the Seller 18% of the Company’s operating profit, direct or indirect, connected to the Venture for a period of 7 years starting from the end of the Ventures development period. As part of the agreement, the Seller received an option to buy back the Venture, for consideration which will reflect the market fair value at that time, on the occurrence of the following events: a) If a motion has been filed to liquidate the Company; b) If 7 years after signing the agreement, the Company’s total accumulated revenues, direct or indirect, from the Venture or the commercialization of the patent will be lower than 3.6 million NIS.

MY SIZE INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share data and per share data) (Unaudited)

In Such an event, seller may repurchase the property being sold at a market price to be determined by an external and independent valuer, who shall be chosen by agreement by the parties, and the audit committee shall conduct the negotiations on behalf of the company to determine the identity of the valuer. In the absence of agreement on the identity of the valuer, the valuer shall be appointed by the president of the Institute of Certified Public Accountants in Israel. If one of the parties appeals against the valuation, with the company’s decision to appeal being made by the audit committee of the company, the parties shall approach another agreed valuer from one of the four large accounting firms in Israel (and in the absence of agreement he shall be chosen by the president of the Institute of Certified Public Accountants) and an average shall be taken of the two valuations which are received. The parties shall bear the valuers’ fees and all the expenses of the valuation in equal shares.

c.	During the year ended December 31, 2014, the Company continues to incur losses and negative cash flows from operating activities amounting to $ 468 and $ 733, respectively. These conditions raise substantial doubts about the Company’s ability to continue as a going concern. The Company’s ability to continue to operate is dependent upon raising additional funds to finance its activities. The Company plans to raise capital to finance its operations. There are no assurances, however’ that the Company will be successful in obtaining an adequate level of financing needed for the long-term development and commercialization of its products. The consolidated financial statements do not include any adjustment with respect to the carrying amounts of assets and liabilities and their classification that might be necessary should the Company be unable to continue as a going concern.

d.	The Company operates in one reportable segment and all of its long-lived assets are located in Israel.

e.	The accompanying unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements are comprised of the financial statements of the Company and its subsidiaries collectively referred to as the Company. In management’s opinion, the interim financial data presented includes all adjustments (consisting solely of normal recurring items) necessary for a fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by U.S. generally accepted accounting principles has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2015.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2014.

The preparation of the unaudited condensed consolidated financial statements requires management to make estimates and assumptions relating to reporting of the assets and liabilities and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period in conformity with U.S. generally accepted accounting principles. Actual results could differ from these estimates.

MY SIZE INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share data and per share data) (Unaudited)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

a.	Use of estimates:

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

b.	Financial statements in U.S. dollars:

The presentation currency of the financial statements is the U.S. dollar.

The majority of the Company and its subsidiaries expenses are denominated in New Israeli Shekel (“NIS”). Therefore, the Company’s management believes that the currency of the primary economic environment in which the operations of the Company and its subsidiaries are conducted is the NIS and thus its functional currency. The financial statements are translated as follows:

1.	Assets and liabilities at the end of each reporting period (including comparative data) are translated at the closing rate at the end of the reporting period.

2.	Income and expenses for each period included in profit or loss (including comparative data) are translated at average exchange rates for the relevant periods; however, if exchange rates fluctuate significantly, income and expenses are translated at the exchange rates at the date of the transactions.

3.	Stock capital, capital reserves and other changes in capital are translated at the exchange rate prevailing at the date of incurrence.

4.	Retained earnings are translated based on the opening balance translated at the exchange rate at that date and other relevant transactions (such as dividend) during the period are translated as described in 2) and 3) above.

5.	All resulting translation adjustments are recognized as a separate component of accumulated other comprehensive loss in equity.

c.	Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.

MY SIZE INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share data and per share data) (Unaudited)

d.	Cash equivalents:

Cash equivalents are short-term highly liquid investments that are readily convertible to cash with original maturities of three months or less at the date acquired.

e.	Property and equipment:

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets, at the following annual rates:

%

Computers and peripheral equipment	33
Office furniture and equipment	7
Leasehold improvements	Over the term of the lease or the useful life of the improvements, whichever is shorter

f.	Impairment of long-lived assets:

The Company’s property and equipment are reviewed for impairment in accordance with ASC 360, “Property Plant and Equipment”, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs. During the periods ended March 31, 2015 and December 31, 2014, no impairment losses have been identified.

g.	Severance pay:

The Company’s liability for severance pay is covered by Section 14 of the Severance Pay Law (“Section 14”). Under Section 14, employees are entitled to have monthly deposits, at a rate of 8.33% of their monthly salary, made on their behalf to their insurance funds. Payments in accordance with Section 14 release the Company from the liability for any future severance payments in respect of those employees. As a result, the Company does not recognize any liability for severance pay due to these employees and the deposits under Section 14 are not recorded as an asset in the Company’s balance sheet. These contributions for compensation represent defined contribution plans.

h.	Research and development costs:

Research and development costs are charged to the statement of operations, as incurred.

i.	Income taxes:

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes”. This Statement prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value. As of June 30, 2015 and December 31, 2014, a full valuation allowance was provided by the Company.

MY SIZE INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share data and per share data) (Unaudited)

The Company implements a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% (cumulative basis) likely to be realized upon ultimate settlement. The Company believes that its tax positions are all highly certain of being upheld upon examination. As such, as of June 30, 2015 and December 31, 2014 the Company has not recorded a liability for uncertain tax positions.

j.	Accounting for stock-based compensation:

The Company accounts for stock-based compensation in accordance with ASC 718, “Compensation-Stock Compensation” (“ASC 718”) which requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company’s consolidated statements of operations.

The Company recognizes compensation expenses for the value of its awards granted based on the accelerated method over the requisite service period of each of the awards, net of estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company selected the Binomial option pricing model (“the Binomial model”) as the most appropriate fair value method for its stock-options awards. The Binomial model requires a number of assumptions, of which the most significant are the suboptimal exercise factor and expected stock price volatility. The suboptimal exercise factor is estimated based on employees’ historical option exercise behavior.

The suboptimal exercise factor is the ratio by which the stock price must increase over the exercise price before employees are expected to exercise their stock options.

The expected volatility of the share prices reflects the assumption that the historical volatility of the share prices is reasonably indicative of expected future trends.

The expected option term represents the period that the Company’s stock options are expected to be outstanding. The Company currently uses a simplified method until sufficient historical exercise data will support using expected life assumptions. The risk-free interest rate is based on the yield from Israel treasury zero-coupon bonds with an equivalent term.

The Company has historically not paid dividends and has no foreseeable plans to pay dividends.

The Company applies ASC 505-50, “Equity-Based Payments to Non-Employees” with respect to options and warrants issued to non-employees.

k.	Fair value of financial instruments:

ASC 820, “Fair Value Measurements and Disclosures”, defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

In determining fair value, the Company uses various valuation approaches. ASC 820 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

MY SIZE INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share data and per share data) (Unaudited)

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

As a basis for considering such assumptions, ASC 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1 -	Valuations based on quoted prices in active markets for identical assets that the Company has the ability to access. Valuation adjustments and block discounts are not applied to Level 1 instruments. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

Level 2 -	Valuations based on one or more quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3 -	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The carrying amounts of cash and cash equivalents, other accounts receivable, short-term loan, accounts payable and other accounts payable approximate their fair value due to the short-term maturities of such instruments.

l.	Convertible promissory notes:

The Company applies ASC 470-20, “Debt with Conversion and Other Options” (“ASC 470-20”). Under the guidelines of ASC 470-20, the Company measures and recognizes the beneficial conversion feature on the commitment date. The beneficial conversion feature is measured by allocating a portion of the proceeds equal to the intrinsic value of the feature to additional paid-in-capital. The intrinsic value of the feature is calculated on the commitment date using the conversion price. This intrinsic value is limited to the portion of the proceeds allocated to the convertible debt.

The Company applied ASC 470-20 and ASC 815 to the Convertible promissory notes (see Note 6a).

m.	Basic and diluted net income (loss) per share:

Basic net income (loss) per share is computed based on the weighted average number of Common stock outstanding during each year. Diluted net income per share is computed based on the weighted average number of Common stock outstanding during each year plus dilutive potential equivalent Common stock considered outstanding during the year, in accordance with ASC 260, “Earnings per Share.”

n.	Concentrations of credit risk:

Financial instruments that potentially subject the Company and its subsidiaries to concentrations of credit risk consist principally of cash and cash equivalents.

MY SIZE INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share data and per share data) (Unaudited)

Cash and cash equivalents are invested in major banks in Israel. Such deposits in Israel may be in excess of insured limits and are not insured in other jurisdictions. Management believes that the financial institutions that hold the Company’s investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.

The Company and its subsidiaries have no off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

o.	Impact of recently issued accounting standard not yet adopted:

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern for a period of one year after the date that the financial statements are issued. If such conditions or events exist, an entity should disclose that there is substantial doubt about the entity’s ability to continue as a going concern for a period of one year after the date that the financial statements are issued. Disclosure should include the principal conditions or events that raise substantial doubt, management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations, and management’s plans that are intended to mitigate those conditions or events. ASU 2014-15 will be effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted.

In April 2014, the FASB issued Accounting Standards Update No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity” (“ASU 2014-08”). ASU 2014-08 guidance allows companies to have significant continuing involvement and continuing cash flows with the disposed component. The standard requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. ASU 2014-08 will be effective for the annual period ending after December 15, 2015, and for annual periods and interim periods thereafter. Early adoption is permitted.

NOTE 3:-	BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of the Company’s basic and diluted net loss per share of Common stock:

	Six-Months Ended June 30,
	2015	2014

Numerator for basic net income (loss) per share - Net income (loss) available to holders of Common stock: From continuing operations	$(1,257)	$69

Numerator for diluted net income (loss) per share - Net income (loss) available to holders of Common stock: From continuing operations	$(1,257)	$34
Denominator - Weighted average number of Common stock used in computing basic income (loss) per share	15,313,793	9,919,445

Denominator - Weighted average number of Common stock used in computing diluted net income (loss) per share	15,313,793	10,815,611

Net basic income (loss) per share:
Total basic income (loss) per share	$(0.08)	$0.01

Net diluted income (loss) per share:
Total diluted income (loss) per share	$(0.08)	$0.00

MY SIZE INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share data and per share data) (Unaudited)

For the six months ended June 30, 2015, all outstanding options and warrants have been excluded from the calculation of the diluted net income (loss) per share since their effect was anti-dilutive.

The following adjustments were made to the numerators and denominators of the basic and diluted EPS computations for the period ended June 30, 2014.

	Income (numerator)	Weighted average number of outstanding shares (denominator)	Amount per share

Net income	$69
Basic EPS
Income available to common stockholders	$69	9,919,445	$0.01
Effects of dilutive securities
Warrant to purchase Common stock	(39)	24,146
Options to purchase common stock	-	45,990
Convertible debt	4	826,030
Diluted EPS
Income available to common stockholders adjusted for the effects of assumed exercise of options and conversion of debt	$34	10,815,611	$0.00

Debt that is convertible into 1,375 shares was not included in the computation of diluted EPS because it was anti-dilutive.

NOTE 4:-	STOCK BASED COMPENSATION

The stock based expense recognized in the financial statements for services received from employees and non-employees is shown in the following table:

	Six-Months Ended June 30,
	2015	2014

Marketing	$96	$-
General and administrative	-	-

	$96	$-

MY SIZE INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share data and per share data) (Unaudited)

NOTE 5:-	MATERIAL EVENTS DURING REPORTING PERIOD

a.	Between February and March, 2015 the Company signed a convertible loans agreement with new investors for total consideration of $ 2,025. The convertible loans does not bear any interest and is for a period of 8 months. During the convertible loans agreement period the new investors can convert the loan amount to 578,570 shares of common stock of the Company, which reflects a conversion price of $ 3.5 per share, at his discretion. In the event that the Company becomes listed on a national securities exchange in the United States the outstanding amount of the note shall be deemed to have been converted automatically into common stock of the Company.

As part of the convertible loan agreements the Company granted the new investors 578,570 warrants to common stock with an exercise price of $ 4.5 per share. The warrants are exercisable for a period of 18 months from date of grant.

As of June 30, 2015 The company has received $525 of the total loans due which are convertible into 149,999 shares and 149,999 warrants were issued. As of publication of this report we have received $1,500 which are convertible in to 428,571.

In connection of the issuance the loans was accounted for under 3 different componts

Warrants for companies common stock – which is measured at fair value changes are recorded on the income and loss statement.

The following table sets forth the assumptions used to measure the fair value of the warrant using the Black and Scholes.

	Day of issuance	As of June 30th, 2015
Fair Value	$103	$144
Stirke Price	4.5	4.5
Dividend Yield %	0	0
Expected volatility	79%-82%	82%
Risk free rate	0.39%-0.51%	0.46%
Contractual term of warrant	1.5	1.45
Stock Price	2.62-3.47	3.37
Early exercise ratio	0	0

MY SIZE INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share data and per share data) (Unaudited)

Short-term convertible loans – Financial Expense for this component are realized using the effective rate over time, as of the issuance day the value of the loans were $374.

Embedded derivative – an option held by the lender is measured at fair value. Changes in fair value are recorded in the income and loss statement.

The following table sets forth the assumptions used to measure the fair value of the option using the Black and Scholes.

	Day of issuance	As of June 30th, 2015
Fair Value	$48	$62
Stirke Price	3.5	3.5
Dividend Yield %	0	0
Expected volatility	55%-57%	47%
Risk free rate	0.16%-0.19%	0.11%
Expected term	0.67	0.54-0.62
Stock Price	2.62-3.47	3.37
Early exercise ratio	0	0

b.	On April 15, 2015 the Company signed an additional convertible loan agreements with a new investor for total consideration of $ 2,000. The consideration was given in Public stock of the company Diamante Minerals, Inc. (DIMN) which is traded on the OTC. The convertible loan does not bear any interest and is for a period of 8 months. During the convertible loan agreement period the new investor can convert the loan amount to 571,485 Shares of common stock of the Company, which reflects a conversion price of $ 3.5 per share, at his discretion. In the event that the Company becomes listed on a national securities exchange in the United States the outstanding amount of the note shall be deemed to have been converted automatically into common stock of the Company.

As part of the convertible loan agreement the Company granted the new investor 571,485 warrants to Common stock with an exercise price of $ 4.5 per share. The warrants are exercisable for a period of 18 months from date of grant.

c.	On April 30, 2015 the company has filed a registration document Form-10.

NOTE 6:-	SUBSEQUENT EVENTS

During the reporting period, the Company entered into agreements with several investors to provide convertible loans and the issuance of warrants for a total of $4,025. The convertible loans will be converted automatically and increase the company’s capital upon completion of registration of the Company’s shares for trading on a US stock exchange.

In consideration of the convertible loans and warrants the Company received $525 as of the balance sheet date and $1,500 subsequent to the balance sheet date. Additionally, subsequent to the balance sheet date the Company received consideration of $2,000 in the form of public stock of Diamante Minerals, Inc. (DIMN) which is traded on the OTC.

For further details, see Note 5.

- - - - - - - - - - - - - -

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion along with our financial statements and the related notes included in this prospectus. The following discussion contains forward-looking statements that are subject to risks, uncertainties and assumptions, including those discussed under “Risk Factors.”. Our actual results, performance and achievements may differ materially from those expressed in, or implied by, these forward-looking statements. See “Special Note About Forward-Looking Statements.” We have prepared our financial statements in accordance with U.S. generally accepted accounting principles issued by the FASB , as issued by the IASB.

Six month Ended June 30, 2015 Compared to Six month Ended June 30, 2014

Research and Development Expenses

Our research and development expenses for the Six-Months Ended June 30, 2015 amounted to USD 105K. We have not recorded any research and development expenses for the Six-Months Ended June 30, 2014. Research and development expenses began in mid- 2014 and therefore we did not have any expenses during the same period last year

Marketing Expenses

Our marketing, general and administrative expenses for the Six-Months Ended June 30, 2015 amounted to USD 382K. We have not recorded any marketing expenses for the Six-Months Ended June 30, 2014. Selling and marketing expenses began in mid- 2014 and therefore we did not have any expenses during the same period last year.

General and Administrative Expenses

Our marketing, general and administrative expenses for the Six-Months Ended June 30, 2015 amounted to USD 382K compared to USD 186K for the Six-Months Ended June 30, 2014. The increase in general and administrative expenses relative to last year is due professional fees derived from listing the companies’ share in the US.

Financial income and expense, net

Our financial expense for the Six-Months Ended June 30, 2015 amounted to USD 388K compared to financial income of USD 46K for the Six-Months Ended June 30, 2014. The increase in financial expense relative to last year is due primarily to valuation of options.

Other Income, Net

We have not recorded any other income for the Six-Months Ended June 30, 2015. Our other income, net for the Six-Months Ended June 30, 2014 amounted to NIS 209K.

Net Loss from continuing operations

As a result of the foregoing research and development, marketing general and administrative expenses, and as we have not yet generate revenues since our inception, our net loss for the Six-Months Ended June 30, 2015 was USD 1,257K, compared to our net income for the Six-Months Ended June 30,2014 of USD 69K. The main reason for the change is that the company has begun research and development, and marketing activities.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private offerings of our equity securities in Israel.

As of June 30, 2015, we had cash and cash of USD 545K as compared to USD 4K as of June 30, 2014. The decline in cash balances is due to the continued investment in product development offset the company private investment.

We had negative cash flow from operating activities of USD 597K for the Six-Months Ended June 30, 2015, compared with negative cash flow from operating activities of USD 270K for the Six-Months Ended June 30, 2014. The increase in negative cash flow for operating activities is due to the companies activates which started mid 2014 which resulted payments to service providers and employees.

We had negative cash flow from investing activities of USD 14K for the Six-Months Ended June 30, 2015. The investment activity is due to equipment Purchase of the company. We have not recorded any investing activities for the Six-Months Ended June 30, 2014.

We had positive cash flow from financing activities of USD 525K for the Six-Months Ended June 30, 2015 as compared to USD 245K for the Six-Months Ended June 30, 2014. The cash flow from financing activities for the Six-Months Ended June 30, 2015 was due to the issuance of a convertible loan and option. The cash flow from financing activities for the Six-Months Ended June 30, 2014 was due to a private issuance of shares and convertible loans.

Application of Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles issued by the FASB. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses during the reporting periods. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in the notes to our financial statements appearing elsewhere in this prospectus, we believe that the accounting policies discussed below are critical to our financial results and to the understanding of our past and future performance, as these policies relate to the more significant areas involving management’s estimates and assumptions. We consider an accounting estimate to be critical if: (1) it requires us to make assumptions because information was not available at the time or it included matters that were highly uncertain at the time we were making our estimate; and (2) changes in the estimate could have a material impact on our financial condition or results of operations.

Research and development expenses

Research expenses are recognized as expenses when incurred. Costs incurred on development projects are recognized as intangible assets as of the date as of which it can be established that it is probable that future economic benefits attributable to the asset will flow to us considering its commercial feasibility. This is generally the case when regulatory approval for commercialization is achieved and costs can be measured reliably. Given the current stage of the development of our products, no development expenditures have yet been capitalized. Intellectual property-related costs for patents are part of the expenditure for the research and development projects. Therefore, registration costs for patents are expensed when incurred as long as the research and development project concerned does not meet the criteria for capitalization.

Equity-based compensation

The Company accounts for stock-based compensation in accordance with ASC 718, “Compensation-Stock Compensation” (“ASC 718”) which requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company’s consolidated statements of operations.

The Company recognizes compensation expenses for the value of its awards granted based on the accelerated method over the requisite service period of each of the awards, net of estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company selected the Binomial option pricing model (“the Binomial model”) as the most appropriate fair value method for its stock-options awards. The Binomial model requires a number of assumptions, of which the most significant are the suboptimal exercise factor and expected stock price volatility. The suboptimal exercise factor is estimated based on employees’ historical option exercise behavior.

The suboptimal exercise factor is the ratio by which the stock price must increase over the exercise price before employees are expected to exercise their stock options.

The expected volatility of the share prices reflects the assumption that the historical volatility of the share prices is reasonably indicative of expected future trends.

The expected option term represents the period that the Company’s stock options are expected to be outstanding. The Company currently uses simplified method until sufficient historical exercise data will support using expected life assumptions. The risk-free interest rate is based on the yield from Israel treasury zero-coupon bonds with an equivalent term.

The Company has historically not paid dividends and has no foreseeable plans to pay dividends.

The Company applies ASC 505-50, “Equity-Based Payments to Non-Employees” with respect to options and warrants issued to non-employees.

If any of the assumptions used in the binomial model change significantly, equity-based compensation for future awards may differ materially compared with the awards granted previously.

Convertible promissory notes:

The Company applies ASC 470-20, “Debt with Conversion and Other Options” (“ASC 470-20”). Under the guidelines of ASC 470-20, the Company measures and recognizes the beneficial conversion feature on the commitment date. The beneficial conversion feature is measured by allocating a portion of the proceeds equal to the intrinsic value of the feature to additional paid-in-capital. The intrinsic value of the feature is calculated on the commitment date using the conversion price. This intrinsic value is limited to the portion of the proceeds allocated to the convertible debt.

The Company applied ASC 470-20 and ASC 815 to the Convertible promissory notes.

Selected Financial Data

The following table sets forth our selected consolidated financial data for the periods and as of the dates indicated. You should read the following selected consolidated financial data in conjunction with our audited consolidated financial statements and the related notes thereto included elsewhere in this Registration Statement on Form 10 and “—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Six-Months Ended June 30,
	2015	2014

Operating expenses:
Research and development	$105	$-
Marketing	382	-
General and administrative	382	186

Total operating expenses	869	186

Operating loss	(869)	(186)

Financial income (expense), net	(388)	46
Other income (expense)	-	209
Net income (loss) from continuing operations	$(1,257)	$69

Other comprehensive income (loss):
Foreign currency translation differences	(18)	40
Total comprehensive income (loss)	$(1,275)	$109

Basic earnings (loss) per share	$(0.08)	$0.01

Diluted earnings (loss) per share	$(0.08)	$0.00

Basic weighted average number shares outstanding	15,313,798	9,919,445

Diluted weighted average number of shares outstanding	15,313,798	10,815,611

	30 June, 2015	30 June, 2014
Statement of financial position
Cash and cash equivalents	545	4
Other accounts receivable	75	44
Property and equipment, net	36	-
Total assets	656	48
Short-term convertible loans	492	77
Accounts payable	180	156
Other accounts payables	36	58
Options	457	-
Warrant to purchase Common stock	88	-
Total liabilities	1,253	291
Total shareholders’ equity (deficiency)	(597)	(243)

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

a. On May 30, 2013, the Company announced that a NIS 138 thousand suit had been filed against the Company and against Company officers including the Company’s former Controlling shareholder Mr. Asher Shmulevich for a debt to a former Company legal counsel. In August 2013 the court ruled that the Company must pay the full sum plus interest and linkage and plus court expenses and legal fees in the sum of NIS 19 thousand. On October 16, 2013 the court decided to dismiss the claim with both parties’ consent.

b. On January 16, 2014, the Company announced that a $ 1,400 claim had been filed against the Company and against the Company’s former Controlling shareholder Mr. Asher Shmulevich for breach of the investment agreement from 2011 between the Company, its former Controlling shareholder and Metamorfix stockholders. Based on external counsel's opinion, the Company does not believe that this claim has any merits, as such no provision was recorded in the financial statements in this regards. This claim was in the form of a letter which was received by the company on January 16, 2014. Other than said letter, the company did not receive any additional claims or actions regarding this action.

c. In February 2015, an investor of the Company filed a lawsuit against the Company for the repayment $ 72 representing the full loan and accrued interest amount given by the investor to the Company during 2012 (see also Note 6a). The Company rejects all claims against the investor and is assessing its options for action.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  Other than described herein, we are not involved in, or the subject of, any pending legal proceedings or governmental actions the outcome of which, in management’s opinion, would be material to our financial condition or results of operations.

ITEM 1A - RISK FACTORS

Risks Related to Our Company and Our Business

Changes in economic conditions, including continuing effects from the recent recession, could materially affect our business, financial condition and results of operations.

Because our customers are retailers, we, together with the rest of the retail industry, depend upon consumer discretionary spending. The recent recession, coupled with high unemployment rates, reduced home values, increases in home foreclosures, investment losses, personal bankruptcies and reduced access to credit and reduced consumer confidence, has impacted consumers’ ability and willingness to spend discretionary dollars. Economic conditions may remain volatile and may continue to repress consumer confidence and discretionary spending for the near term.

Damage to our reputation or lack of acceptance of our brand in existing and new markets could negatively impact our business, financial condition and results of operations.

We believe we are building a strong reputation for the quality of our technology, and we must protect and grow the value of our brand to continue to be successful in the future. Any incident that erodes consumer affinity for our brand could significantly reduce its value and damage our business. If guests perceive or experience a reduction in quality, or in any way believe we failed to deliver a consistently positive experience, our brand value could suffer and our business may be adversely affected.

In addition, our ability to successfully develop new retailers in new markets may be adversely affected by a lack of awareness or acceptance of our brand in these new markets. To the extent that we are unable to foster name recognition and affinity for our brand in new markets, our growth may be significantly delayed or impaired.

As a result, adverse economic conditions in any of these areas could have a material adverse effect on our overall results of operations. In recent years, certain of these states have been more negatively impacted by the housing decline, high unemployment rates and the overall economic crisis than other geographic areas. In addition, given our geographic concentration, negative publicity regarding any of our retailers in these areas could have a material adverse effect on our business and operations, as could other regional occurrences such as local strikes, terrorist attacks, increases in energy prices, adverse weather conditions, hurricanes, droughts or other natural or man-made disasters.

In particular, adverse weather conditions can impact guest traffic at our retailers, and, in more severe cases, cause temporary retail closures, sometimes for prolonged periods. Our business is subject to seasonal fluctuations, with retail sales typically higher during certain months, such as December. Adverse weather conditions during our most favorable months or periods may exacerbate the effect of adverse weather on guest traffic and may cause fluctuations in our operating results from quarter-to-quarter within a fiscal year.

We might not be able to market our products.

We expend significant resources in our marketing efforts, using a variety of media, including social media venues. We expect to continue to conduct brand awareness programs and guest initiatives to attract and retain guests. These initiatives may not be successful, resulting in expenses incurred without the benefit of higher revenues. Additionally, some of our competitors have greater financial resources, which enable them to purchase significantly more advertising than we are able to purchase. Should our competitors increase spending on advertising and promotions or our advertising funds decrease for any reason, or should our advertising and promotions be less effective than our competitors, there could be a material adverse effect on our results of operations and financial condition.

Our business operations and future development could be significantly disrupted if we lose key members of our management team.

The success of our business continues to depend to a significant degree upon the continued contributions of our senior officers and key employees, both individually and as a group. Our future performance will be substantially dependent in particular on our ability to retain and motivate our Chief Executive Officer, and certain of our other senior executive officers. We currently do not have an employment agreement in place with these officers. The loss of the services of our CEO, senior officers or other key employees could have a material adverse effect on our business and plans for future development. We have no reason to believe that we will lose the services of any of these individuals in the foreseeable future; however, we currently have no effective replacement for any of these individuals due to their experience, reputation in the industry and special role in our operations. We also do not maintain any key man life insurance policies for any of our employees.

Our growth may strain our infrastructure and resources, which could slow our development of new retailers and adversely affect our ability to manage our existing retailers.

Our future growth may strain our retail management systems and resources, financial controls and information systems. Those demands on our infrastructure and resources may also adversely affect our ability to manage our existing retailers. If we fail to continue to improve our infrastructure or to manage other factors necessary for us to meet our expansion objectives, our operating results could be materially and adversely affected. Likewise, if sales decline, we may be unable to reduce our infrastructure quickly enough to prevent sales deleveraging, which would adversely affect our profitability.

Retailers have been the target of class-actions and other litigation alleging, among other things, violations of federal and state law.

Our customers are subject to a variety of lawsuits, administrative proceedings and claims that arise in the ordinary course of our business. In recent years, a number of retail companies have been subject to claims by guests, employees and others regarding issues such as safety, personal injury and premises liability, employment-related claims, harassment, discrimination, disability and other operational issues common to the retail industry. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. We carry insurance programs with specific retention levels, for a significant portion of our risks and associated liabilities with respect to workers’ compensation, general liability, employer’s liability, health benefits and other insurable risks. The policy is limited to $3 million. Regardless of whether any claims against us are valid or whether we are ultimately determined to be liable, we could also be adversely affected by negative publicity, litigation costs resulting from the defense of these claims and the diversion of time and resources from our operations.

Our insurance policies may not provide adequate levels of coverage against all claims, and fluctuating insurance requirements and costs could negatively impact our profitability.

We believe our insurance coverage is customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not commercially reasonable to insure. These losses, if they occur, could have a material and adverse effect on our business and results of operations. In addition, the cost of workers’ compensation insurance, general liability insurance and directors and officers’ liability insurance fluctuates based on our historical trends, market conditions and availability. Additionally, health insurance costs in general have risen significantly over the past few years and are expected to continue to increase. These increases, as well as recently-enacted federal legislation requiring employers to provide specified levels of health insurance to all employees, could have a negative impact on our profitability, and there can be no assurance that we will be able to successfully offset the effect of such increases with plan modifications and cost control measures, additional operating efficiencies or the pass-through of such increased costs to our guests.

We may not be able to adequately protect our intellectual property, which, in turn, could harm the value of our brands and adversely affect our business.

Our ability to implement our business plan successfully depends in part on our ability to further build brand recognition using our trademarks, service marks and other proprietary intellectual property, including our names and logos and the unique ambiance of our retailers. We plan to register a number of our trademarks. We cannot assure you that our trademark applications will be approved. Third parties may also oppose our trademark applications, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our goods and services, which could result in loss of brand recognition, and could require us to devote resources to advertising and marketing new brands.

If our efforts to register, maintain and protect our intellectual property are inadequate, or if any third party misappropriates, dilutes or infringes on our intellectual property, the value of our brands may be harmed, which could have a material adverse effect on our business and might prevent our brands from achieving or maintaining market acceptance. We may also face the risk of claims that we have infringed third parties’ intellectual property rights. If third parties claim that we infringe upon their intellectual property rights, our operating profits could be adversely affected. Any claims of intellectual property infringement, even those without merit, could be expensive and time consuming to defend, require us to rebrand our services, if feasible, divert management’s attention and resources or require us to enter into royalty or licensing agreements in order to obtain the right to use a third party’s intellectual property.

Any royalty or licensing agreements, if required, may not be available to us on acceptable terms or at all. A successful claim of infringement against us could result in our being required to pay significant damages, enter into costly license or royalty agreements, or stop the sale of certain products or services, any of which could have a negative impact on our operating profits and harm our future prospects.

Information technology system failures or breaches of our network security could interrupt our operations and adversely affect our business.

We will rely on our computer systems and network infrastructure across our operations. Our operations depend upon our ability to protect our computer equipment and systems against damage from physical theft, fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, viruses, worms and other disruptive problems. Any damage or failure of our computer systems or network infrastructure that causes an interruption in our operations could have a material adverse effect on our business and subject us to litigation or actions by regulatory authorities. Although we employ both internal resources and external consultants to conduct auditing and testing for weaknesses in our systems, controls, firewalls and encryption and intend to maintain and upgrade our security technology and operational procedures to prevent such damage, breaches or other disruptive problems, there can be no assurance that these security measures will be successful.

We will incur increased costs and obligations as a result of being a public company in the United States

We will incur significant legal, accounting and other expenses that we were not required to incur in the recent past. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time consuming and costly. We estimate that we will incur additional incremental costs per year associated with being a publicly-traded company; however, it is possible that our actual incremental costs of being a publicly-traded company will be higher than we currently estimate. In estimating these costs, we took into account expenses related to insurance, legal, accounting and compliance activities.

Furthermore, the need to establish the corporate infrastructure demanded of a public company may divert management’s attention from implementing our growth strategy, which could prevent us from improving our business, results of operations and financial condition. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a publicly traded company. However, the measures we take may not be sufficient to satisfy our obligations as a publicly traded company.

Federal, state and local or Israeli tax rules may adversely impact our results of operations and financial position.

We are subject to federal, state and local taxes in the U.S., as well as local taxes in Israel in respect to our operations in Israel. Although we believe our tax estimates are reasonable, if the Internal Revenue Service (“IRS”) or other taxing authority disagrees with the positions we have taken on our tax returns, we could face additional tax liability, including interest and penalties. If material, payment of such additional amounts upon final adjudication of any disputes could have a material impact on our results of operations and financial position. In addition, complying with new tax rules, laws or regulations could impact our financial condition, and increases to federal or state statutory tax rates and other changes in tax laws, rules or regulations may increase our effective tax rate. Any increase in our effective tax rate could have a material impact on our financial results.

We may require additional capital to finance our operations in the future, but that capital may not be available when it is needed and could be dilutive to existing stockholders.

We may require additional capital for future operations.  We plan to finance anticipated ongoing expenses and capital requirements with funds generated from the following sources:

·	cash provided by operating activities;
·	available cash and cash investments; and
·	capital raised through debt and equity offerings.

Current conditions in the capital markets are such that traditional sources of capital may not be available to us when needed or may be available only on unfavorable terms.  Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control, and on our financial performance.  Accordingly, we cannot assure you that we will be able to successfully raise additional capital at all or on terms that are acceptable to us.  If we cannot raise additional capital when needed, it may have a material adverse effect on our liquidity, financial condition, results of operations and prospects.  Further, if we raise capital by issuing stock, the holdings of our existing stockholders will be diluted.

If we raise capital by issuing debt securities, such debt securities would rank senior to our common stock upon our bankruptcy or liquidation.  In addition, we may raise capital by issuing equity securities that may be senior to our common stock for the purposes of dividend and liquidating distributions, which may adversely affect the market price of our common stock.  Finally, upon bankruptcy or liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock.  Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both.

Our business is dependent upon continued market acceptance by consumers.

We are substantially dependent on continued market acceptance of our products by customers, and such customers are dependent upon regulatory and legislative forces. We cannot predict the future growth rate and size of this market.

If we are able to expand our operations, we may be unable to successfully manage our future growth.

Since inception, we have been planning for the expansion of our brand. Any such growth could place increased strain on our management, operational, financial and other resources, and we will need to train, motivate, and manage employees, as well as attract management, sales, finance and accounting, international, technical, and other professionals.  In addition, we will need to expand the scope of our infrastructure and our physical resources.  Any failure to expand these areas and implement appropriate procedures and controls in an efficient manner and at a pace consistent with our business objectives could have a material adverse effect on our business and results of operations.

Any future litigation could have a material adverse impact on our results of operations, financial condition and liquidity.

From time to time we may be subject to litigation, including potential stockholder derivative actions.  Risks associated with legal liability are difficult to assess and quantify, and their existence and magnitude can remain unknown for significant periods of time.  To date have obtained directors and officers liability (“D&O”) insurance to cover some of the risk exposure for our directors and officers . Such insurance generally pays the expenses (including amounts paid to plaintiffs, fines, and expenses including attorneys’ fees) of officers and directors who are the subject of a lawsuit as a result of their service to the Company.  There can be no assurance that we will be able to continue to maintain this insurance at reasonable rates or at all, or in amounts adequate to cover such expenses should such a lawsuit occur.  While neither Delaware law nor our Certificate of Incorporation or bylaws require us to indemnify or advance expenses to our officers and directors involved in such a legal action, we expect that we would do so to the extent permitted by Delaware law.  Without D&O insurance, the amounts we would pay to indemnify our officers and directors should they be subject to legal action based on their service to the Company could have a material adverse effect on our financial condition, results of operations and liquidity.

Our prior operating results may not be indicative of our future results.

You should not consider prior operating results to be indicative of our future operating results. The timing and amount of future revenues will depend almost entirely on our ability to open new retailers while maintaining consistency in our existing retail.  Our future operating results will depend upon many other factors, including:

-	the level of product and price competition,

-	our success in expanding our business network and managing our growth,

-	the ability to hire qualified employees, and

-	the timing of such hiring and our ability to control costs.

Requirements associated with being a reporting public company will require significant company resources and management attention.

Once the registration statement is effective by the SEC, we will be subject to the reporting requirements of the Exchange Act and the other rules and regulations of the SEC relating to public companies.  We are working with independent legal, accounting and financial advisors to identify those areas in which changes should be made to our financial and management control systems to manage our growth and our obligations as an SEC reporting company.  These areas include corporate governance, internal control, internal audit, disclosure controls and procedures and financial reporting and accounting systems.  We have made, and will continue to make, changes in these and other areas, including our internal control over financial reporting.  However, we cannot assure you that these and other measures we may take will be sufficient to allow us to satisfy our obligations as an SEC reporting company on a timely basis.

In addition, compliance with reporting and other requirements applicable to SEC reporting companies will create additional costs for us, will require the time and attention of management and will require the hiring of additional personnel and legal, audit and other professionals.  We cannot predict or estimate the amount of the additional costs we may incur, the timing of such costs or the impact that our management’s attention to these matters will have on our business.

Our management controls a large block of our common stock that will allow them to control us.

As of the date of this prospectus, members of our management team and affiliates beneficially own approximately 11.47% of our outstanding common stock.  As such, management owns approximately 11.47% of our voting power.  As a result, management will have the ability to control substantially all matters submitted to our stockholders for approval including:

a)	election of our board of directors;

b)	removal of any of our directors;

c)	amendment of our Certificate of Incorporation or bylaws; and

d)	adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

In addition, management’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

Any additional investors will own a minority percentage of our common stock and will have minority voting rights.

Risks Related to the Common Stock

Our stock price is likely to be extremely volatile and our common stock is not listed on a stock exchange; as a result, stockholders may not be able to resell their shares at or above the price paid for them.

The market price of our common stock is likely to be extremely volatile and could be subject to significant fluctuations due to changes in sentiment in the market regarding our operations or business prospects, among other factors.  Further, our common stock is not currently quoted or listed for trading anywhere except the Tel Aviv Stock Exchange.  An active public market for our common stock does not currently exist, and even if it does someday exist, it may not be sustained.  Therefore, stockholders may not be able to sell their shares at or above the price they paid for them.

Among the factors that could affect our stock price are:

§	industry trends and the business success of our customers;
§	actual or anticipated fluctuations in our quarterly financial and operating results that vary from the expectations of our management or of securities analysts and investors;
§	our failure to meet the expectations of the investment community and changes in investment community recommendations or estimates of our future operating results;
§	announcements of strategic developments, acquisitions, dispositions, financings, product developments and other materials events by us or our competitors;
§	regulatory and legislative developments concerning concerning our technology;
§	litigation;
§	general market conditions;
§	other domestic and international macroeconomic factors unrelated to our performance; and
§	additions or departures of key personnel.

Sales by our stockholders of a substantial number of shares of our common stock in the public market could adversely affect the market price of our common stock.

A substantial portion of our total outstanding shares of common stock may be sold into the market at any time.  While most of these shares are held by our principal stockholder, who is also an executive officer, and we believe that such holder has no current intention to sell a significant number of shares of our stock, if he were to decide to sell large amounts of stock over a short period of time (presuming such sales were permitted, given his affiliate status) such sales could cause the market price of our common stock to drop significantly, even if our business is doing well.

Further, the market price of our common stock could decline as a result of the perception that such sales could occur.  These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate

Our preferred stock may have rights senior to those of our common stock which could adversely affect holders of common stock.

Although no preferred stock has been issued, Delaware law, and our Certificate of Incorporation give our Board of Directors the authority to issue additional series of preferred stock without a vote or action by our stockholders.  The Board also has the authority to determine the terms of preferred stock, including price, preferences and voting rights.  The rights granted to holders of preferred stock in the future may adversely affect the rights of holders of our common stock.  Any such authorized class of preferred stock may have a liquidation preference – a pre-set distribution in the event of a liquidation – that would reduce the amount available for distribution to holders of common stock or superior dividend rights that would reduce the amount of dividends that could be distributed to common stockholders.  In addition, an authorized class of preferred stock may have voting rights that are superior to the voting right of the holders of our common stock. Currently the Company has no issued or outstanding preferred stock.

We are an smaller reporting company and, as a result of the reduced disclosure and governance requirements applicable to such companies, our common stock may be less attractive to investors.

We are a smaller reporting company, (i.e. a company with less than $75 million of its voting equity held by affiliates).  , and we are eligible to take advantage of certain exemptions from various reporting requirements applicable to other public companies We have elected to adopt these reduced disclosure requirements.  We cannot predict if investors will find our common stock less attractive as a result of our taking advantage of these exemptions.  If some investors find our common stock less attractive as a result of our choices, there may be a less active trading market for our common stock and our stock price may be more volatile. There is currently no active market for our common stock.

We do not expect to pay any cash dividends in the foreseeable future.

We intend to retain our future earnings, if any, in order to reinvest in the development and growth of our business and, therefore, do not intend to pay dividends on our common stock for the foreseeable future.  Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, and such other factors as our board of directors deems relevant.  Accordingly, you may need to sell your shares of our common stock to realize a return on your investment, and you may not be able to sell your shares at or above the price you paid for them.

We can sell additional shares of common stock without consulting stockholders and without offering shares to existing stockholders, which would result in dilution of stockholders’ interests in MY SIZE, INC. and could depress our stock price.

Our Certificate of Incorporation authorize 50,000,000 shares of common stock, of which 15,313,793 are currently outstanding, and our Board of Directors is authorized to issue additional shares of our common stock and preferred stock.  Although our Board of Directors intends to utilize its reasonable business judgment to fulfill its fiduciary obligations to our then existing stockholders in connection with any future issuance of our capital stock, the future issuance of additional shares of our common stock or preferred stock convertible into common stock would cause immediate, and potentially substantial, dilution to our existing stockholders, which could also have a material effect on the market value of the shares.

Further, our shares do not have preemptive rights, which means we can sell shares of our common stock to other persons without offering purchasers in this offering the right to purchase their proportionate share of such offered shares.  Therefore, any additional sales of stock by us could dilute your ownership interest in our Company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

No activity during this period.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended June 30, 2015.

ITEM 4. MINING SAFETY DISCLOSURES

N/A

ITEM 5.  OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6.  EXHIBITS

Exhibits filed herein for June 30, 2015

Exhibits

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

(1)	Filed as an Exhibit on Form 10 with the SEC on June 15, 2015

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant	My Size, Inc.

Date: August 19, 2015	By:	/s/ Ronen Luzon
Ronen Luzon
Chief Executive Officer (Principal Executive Officer) Secretary Treasurer

Registrant	My Size, Inc.

Date: August 19, 2015	By:	/s/ Uri Ben Or
Uri Ben Or
Chief Financial Officer (Principal Financial Officer)

