Form 10-Q
period 2015-09-30
My Size, Inc.
filed 2015-11-16
CIK 1211805

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

 Commission File No. 001-37370

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

November 16, 2015

Common Voting Stock: 15,313,793

MY SIZE, INC.

INDEX TO FORM 10-Q FILING

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015

PART I

FINANCIAL INFORMATION

The accompanying interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's Form 10 filed on June 15, 2015.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three months ended September 30, 2015 are not necessarily indicative of the results that can be expected for the year ending December 31, 2015.

MY SIZE INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2015

U.S. DOLLARS IN THOUSANDS

- - - - - - - - - - - - - -

MY SIZE INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share data) (Unaudited)

	September 30,	December 31,
	2015	2014

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,629	$645
Investment in marketable securities	1,266	-
Put Options – DIMN shares	1,033	-
Other receivables and prepaid expenses	120	43

Total current assets	4,048	688

PROPERTY AND EQUIPMENT, NET	39	24

DEFERRED ISSUANCE COST	-	67

Total assets	$4,087	$779

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Short-term convertible loans	$3,043	$72
Accounts payable	139	186
Other accounts payables	56	6
Derivative liabilities - embedded conversion options	1,483	-
Warrants	1,992	37

Total current liabilities	6,713	301

COMMITMENT AND CONTINGENT

STOCKHOLDERS' EQUITY (DEFICIENCY):
Stock capital -
Common stock of $ 0.001 par value - Authorized: 50,000,000 shares; Issued and outstanding: 15,313,793 shares	15	15
Additional paid-in capital	4,800	4,455
Accumulated other comprehensive loss	(697)	(119)
Accumulated deficit	(6,744)	(3,873)

Total stockholders' equity (deficiency)	(2,626)	478

Total liabilities and stockholders' equity (deficiency)	$4,087	$779

The accompanying notes are an integral part of the consolidated financial statements.

MY SIZE INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

U.S. dollars in thousands (except share data and per share data) (Unaudited)

	Nine-Months Ended September 30,		Three-Months Ended September 30,
	2015	2014	2015	2014

Operating expenses:
Research and development	$217	$128	$112	$128
Marketing	577	-	195	-
General and administrative	551	304	169	118

Total operating expenses	1,345	432	476	246

Operating loss	(1,345)	(432)	(476)	(246)

Financial income (expense), net	(1,526)	5	(1,138)	(41)
Other income (expense)	-	209	-	-

Net income (loss) from continuing operations	$(2,871)	$(218)	$(1,614)	$(287)

Other comprehensive income (loss):
Loss on available for sale securities	(600)	-	(600)

Foreign currency translation differences	22	25	40	(15)

Total comprehensive income (loss)	$(3,449)	$(193)	$(2,174)	$(302)

Basic and diluted loss per share	$(0.19)	$(0.02)	$(0.11)	$(0.02)

Basic and diluted weighted average number shares outstanding	15,313,798	11,210,263	15,313,798	12,013,552

The accompanying notes are an integral part of the consolidated financial statements.

MY SIZE INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIENCY)

U.S. dollars in thousands (except share data) (Unaudited)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders' equity
	Number	Amount	capital	income (loss)	Deficit	(deficiency)

Balance as of January 1, 2015	15,313,793	$15	$4,455	$(119)	$(3,873)	$478

Stock-based compensation related to options granted to consultants	-	-	345	-	-	345
Total comprehensive loss	-	-	-	(578)	(2,871)	(3,449)

Balance as of September 30, 2015	15,313,793	$15	$4,800	$(697)	$(6,744)	$(2,626)

*) Represent an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

MY SIZE INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIENCY)

U.S. dollars in thousands (except share data) (Unaudited)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders' equity
	Number	Amount	capital	income (loss)	Deficit	(deficiency)

Balance as of January 1, 2014	1,627,845	2	2,554	(40)	(3,405)	(889)

Issuance of Common stock, net of $26 issuance costs	10,228,148	10	1,489	-	-	1,499
Conversion of debt to Common stock	3,457,800	3	93	-	-	96
Waiver of related parties debt	-	-	253	-	-	253
Total comprehensive loss	-	-	-	25	(217)	(192)

Balance as of September 30, 2014	15,313,793	$15	$4,389	$(15)	$(3,622)	$767

*) Represent an amount less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

MY SIZE INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands (Unaudited)

	Nine-Months Ended September 30,
	2015	2014
Cash flows from operating activities:

Net income (loss)	$(2,871)	$(218)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	5
Accrued interest on loans	-	(289)
Valuation of warrants	1,525	-
Stock based compensation	345	(10)
Increase in other receivables and prepaid expenses	80	(29)
Decrease in accounts payable	(47)	(75)
Increase in other accounts payable	50

Net cash used in operating activities	(913)	(621)

Cash flows from investing activities:

Purchase of property and equipment	(21)	-

Net cash used in investing activities	(21)	-

Cash flows from financing activities:

Proceeds from convertible notes	1,937	-
Issuance of Common stock, net	-	1,602

Net cash provided by financing activities	1,937	1,602

Effect of exchange rate changes on cash and cash equivalents	(19)	(18)

Increase in cash and cash equivalents	984	963
Cash and cash equivalents at the beginning of the period	645	4

Cash and cash equivalents at the end of the period	$1,629	$967

Non cash transactions
Marketable securities acquired with convertible debt	$2,120	$-

The accompanying notes are an integral part of the consolidated financial statements.

MY SIZE INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data) (Unaudited)

NOTE 1:-	GENERAL

a.	My Size Inc. (the "Company"), was incorporated and commenced operations in September 1999, as Topspin Medical Inc. ("Topspin"), a private company registered in the State of Delaware, U.S. Topspin was engaged, through its Israeli subsidiary, in research and development in the field of cardiology and urology.

During 2008, in light of the Company's cash flow situation, the Company discontinued its above operations and soon after dismissed all of its employees.

During 2011, the Company acquired all of the outstanding stock of Metamorefix Ltd. ("Metamorefix"), a privately-held company incorporated on January 31, 2007, and engaged in developing solutions for tissue restoration, particularly skin tissue restoration, for no consideration.

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

Following the sale, Metamorefix's results of operations and statement of financial position balances are disclosed as a discontinued operation, including the resulting gain from the sale.

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

b.	On January 9, 2014, the Company's General Meeting approved an engagement with one of the Company’s investors (the "Seller") for the purchase of rights in a Venture. The Venture is a development of an application which assists the consumer to accurately take the measurements of his own body using a mobile device in order to fit clothing in the best way possible without the need to try them on.

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

In Such an event, seller may repurchase the property being sold at a market price to be determined by an external and independent valuation consultant, who shall be chosen by agreement by the parties, and the audit committee shall conduct the negotiations on behalf of the company to determine the identity of the consultant. In the absence of agreement on the identity of the valuer, the consultant shall be appointed by the president of the Institute of Certified Public Accountants in Israel. If one of the parties appeals against the valuation, with the company's decision to appeal being made by the audit committee of the company, the parties shall approach another agreed consultant from one of the four large accounting firms in Israel (and in the absence of agreement he shall be chosen by the president of the Institute of Certified Public Accountants) and an average shall be taken of the two valuations which are received. The parties shall bear the valuers' fees and all the expenses of the valuation in equal shares.

MY SIZE INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data) (Unaudited)

c.	During the year ended December 31, 2014, the Company continues to incur losses and negative cash flows from operating activities amounting to $ 468 and $ 733, respectively. These conditions raise substantial doubts about the Company’s ability to continue as a going concern. The Company’s ability to continue to operate is dependent upon raising additional funds to finance its activities. The Company plans to raise capital to finance its operations. There are no assurances, however' that the Company will be successful in obtaining an adequate level of financing needed for the long-term development and commercialization of its products. The consolidated financial statements do not include any adjustment with respect to the carrying amounts of assets and liabilities and their classification that might be necessary should the Company be unable to continue as a going concern.

d.	The Company operates in one reportable segment and all of its long-lived assets are located in Israel.

e.	The accompanying unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements are comprised of the financial statements of the Company and its subsidiaries collectively referred to as the Company. In management's opinion, the interim financial data presented includes all adjustments (consisting solely of normal recurring items) necessary for a fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by U.S. generally accepted accounting principles has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2015.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto for the year ended December 31, 2014.

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

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP").

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

The majority of the Company and its subsidiaries expenses are denominated in New Israeli Shekel ("NIS"). Therefore, the Company's management believes that the currency of the primary economic environment in which the operations of the Company and its subsidiaries are conducted is the NIS and thus its functional currency. The financial statements are translated as follows:

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

The Company's property and equipment are reviewed for impairment in accordance with ASC 360, "Property Plant and Equipment", whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs. During the periods ended September 30,, 2015 and December 31, 2014, no impairment losses have been identified.

g.	Severance pay:

The Company's liability for severance pay is covered by Section 14 of the Severance Pay Law ("Section 14"). Under Section 14, employees are entitled to have monthly deposits, at a rate of 8.33% of their monthly salary, made on their behalf to their insurance funds. Payments in accordance with Section 14 release the Company from the liability for any future severance payments in respect of those employees. As a result, the Company does not recognize any liability for severance pay due to these employees and the deposits under Section 14 are not recorded as an asset in the Company's balance sheet. These contributions for compensation represent defined contribution plans.

h.	Research and development costs:

Research and development costs are charged to the statement of operations, as incurred.

i.	Income taxes:

The Company accounts for income taxes in accordance with ASC 740, "Income Taxes". This Statement prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value. As of September 30, 2015 and December 31, 2014, a full valuation allowance was provided by the Company.

The Company implements a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% (cumulative basis) likely to be realized upon ultimate settlement. The Company believes that its tax positions are all highly certain of being upheld upon examination. As such, as of September 30, 2015 and December 31, 2014 the Company has not recorded a liability for uncertain tax positions.

MY SIZE INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data) (Unaudited)

j.	Accounting for stock-based compensation:

The Company accounts for stock-based compensation in accordance with ASC 718, "Compensation-Stock Compensation" ("ASC 718") which requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company's consolidated statements of operations.

The Company recognizes compensation expenses for the value of its awards granted based on the accelerated method over the requisite service period of each of the awards, net of estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company selected the Binomial option pricing model ("the Binomial model") as the most appropriate fair value method for its stock-options awards. The Binomial model requires a number of assumptions, of which the most significant are the suboptimal exercise factor and expected stock price volatility. The suboptimal exercise factor is estimated based on employees' historical option exercise behavior.

The suboptimal exercise factor is the ratio by which the stock price must increase over the exercise price before employees are expected to exercise their stock options.

The expected volatility of the share prices reflects the assumption that the historical volatility of the share prices is reasonably indicative of expected future trends.

The expected option term represents the period that the Company's stock options are expected to be outstanding. The Company currently uses a simplified method until sufficient historical exercise data will support using expected life assumptions. The risk-free interest rate is based on the yield from Israel treasury zero-coupon bonds with an equivalent term.

The Company has historically not paid dividends and has no foreseeable plans to pay dividends.

The Company applies ASC 505-50, "Equity-Based Payments to Non-Employees" with respect to options and warrants issued to non-employees.

k.	Fair value of financial instruments:

ASC 820, "Fair Value Measurements and Disclosures", defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e., the "exit price") in an orderly transaction between market participants at the measurement date.

In determining fair value, the Company uses various valuation approaches. ASC 820 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company's assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

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

The Company holds shares in a publicly-traded company which are classified as available-for-sale equity securities. The marketable securities have readily determinable fair market values and ranked as Level 1 assets. At September 30, 2015, gross unrecognized loss and fair value (based on quoted market prices) of these securities were $600 and $1,266, respectively.

l.	Convertible promissory notes:

The Company applies ASC 470-20, "Debt with Conversion and Other Options" ("ASC 470-20"). Under the guidelines of ASC 470-20, the Company measures and recognizes the beneficial conversion feature on the commitment date. The beneficial conversion feature is measured by allocating a portion of the proceeds equal to the intrinsic value of the feature to additional paid-in-capital. The intrinsic value of the feature is calculated on the commitment date using the conversion price. This intrinsic value is limited to the portion of the proceeds allocated to the convertible debt.

The Company applied ASC 470-20 and ASC 815 to the Convertible promissory notes (see Note 4a).

m.	Basic and diluted net income (loss) per share:

Basic net income (loss) per share is computed based on the weighted average number of Common stock outstanding during each year. Diluted net income per share is computed based on the weighted average number of Common stock outstanding during each year plus dilutive potential equivalent Common stock considered outstanding during the year, in accordance with ASC 260, "Earnings per Share". For the nine months ended September 30, 2015 and 2014 all outstanding options and warrants have been excluded from the calculation of the diluted net loss per share since their effect was anti-dilutive.

n.	Concentrations of credit risk:

Financial instruments that potentially subject the Company and its subsidiaries to concentrations of credit risk consist principally of cash and cash equivalents.

Cash and cash equivalents are invested in major banks in Israel. Such deposits in Israel may be in excess of insured limits and are not insured in other jurisdictions. Management believes that the financial institutions that hold the Company's investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.

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

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern" ("ASU 2014-15"). ASU 2014-15 requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern for a period of one year after the date that the financial statements are issued. If such conditions or events exist, an entity should disclose that there is substantial doubt about the entity's ability to continue as a going concern for a period of one year after the date that the financial statements are issued. Disclosure should include the principal conditions or events that raise substantial doubt, management's evaluation of the significance of those conditions or events in relation to the entity's ability to meet its obligations, and management's plans that are intended to mitigate those conditions or events. ASU 2014-15 will be effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted.

In April 2014, the FASB issued Accounting Standards Update No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity" ("ASU 2014-08"). ASU 2014-08 guidance allows companies to have significant continuing involvement and continuing cash flows with the disposed component. The standard requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. ASU 2014-08 will be effective for the annual period ending after December 15, 2015, and for annual periods and interim periods thereafter. Early adoption is permitted.

NOTE 3:- STOCK BASED COMPENSATION

The stock based expense recognized in the financial statements for services received from employees and non-employees is shown in the following table:

	Nine-Months Ended September 30,
	2015	2014

Marketing	$345	$-
General and administrative	-	-

	$345	$-

MY SIZE INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data) (Unaudited)

NOTE 4:- MATERIAL EVENTS DURING REPORTING PERIOD

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

As of September 30, 2015 The company has received 2,025 Thousand dollars of the total loans due which are convertible into 578,570 shares and 578,570 warrants were issued.

In connection of the issuance the loans was accounted for under 3 different components

Warrants for companies common stock – which is measured at fair value changes are recorded on the income and loss statement.

The following table sets forth the assumptions used to measure the fair value of the warrant using the Black and Scholes.

	Day of issuance	As of September 30th, 2015
Fair Value	288	921
Strike Price	4.5	4.5
Dividend Yield %	0	0
Expected volatility	79%-80%	84%-89%
Risk free rate	0.39%-0.41%	0.3%
Expected term	1.5	1.2-1.28
Stock Price	2.29-2.62	4.36
Early exercise ratio	0	0

Short-term convertible loans – Financial Expense for this component are realized using the effective rate over time, as of the issuance day the value of the loans were 374 Thousand dollars.

Embedded derivative – an option held by the lender is measured at fair value. Changes in fair value are recorded in the income and loss statement.

The following table sets forth the assumptions used to measure the fair value of the embedded derivative using the Black and Scholes.

MY SIZE INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data) (Unaudited)

	Day of issuance	As of September 30th, 2015
Fair Value	114	708
Strike Price	3.5	3.5
Dividend Yield %	0	0
Expected volatility	57%-61%	71%-76%
Risk free rate	0.16%-0.17%	0.08%-0.1%
Expected term	0.67	0.29-0.44
Stock Price	3.89-4.36	4.36
Early exercise ratio	0	0

b.	On April 15, 2015 the Company signed an additional convertible loan agreement with a new investor for total consideration of $ 2,000. The consideration was given in Public stock of the company Diamante Minerals, Inc. (DIMN) which is traded on the OTC. The convertible loan does not bear any interest and is for a period of 8 months. During the convertible loan agreement period the new investor can convert the loan amount to 571,485

Shares of common stock of the Company, which reflects a conversion price of $ 3.5 per share, at his discretion. In the event that the Company becomes listed on a national securities exchange in the United States the outstanding amount of the note shall be deemed to have been converted automatically into common stock of the Company.

On August 14, 2015, the Company received 3,616,667 shares of DIMN with a market price of $2,120 on that date.

The following table sets forth the assumptions used to measure the fair value of the warrant using the Black and Scholes.

	Day of issuance	As of September 30th, 2015
Fair Value	612	997
Strike Price	4.5	4.5
Dividend Yield %	0	0
Expected volatility	82%	92%
Risk free rate	0.51%	0.4%
Expected term	1.5	1.4
Stock Price	3.83	4.36
Early exercise ratio	0	0

Short-term convertible loans – Financial Expense for this component are realized using the effective rate over time, as of the issuance day the value of the loans were 374 Thousand dollars.

Embedded derivative – an option held by the lender is measured at fair value. Changes in fair value are recorded in the income and loss statement.

The following table sets forth the assumptions used to measure the fair value of the embedded derivative using the Black and Scholes.

MY SIZE INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data) (Unaudited)

	Day of issuance	As of September 30th, 2015
Fair Value	349	730
Strike Price	3.5	3.5
Dividend Yield %	0	0
Expected volatility	55%	69%
Risk free rate	0.19%	0.1%
Expected term	0.67	0.53
Stock Price	3.83	4.36
Early exercise ratio	0	0

The following table sets forth the assumptions used to measure the fair value of the put options using the Black and Scholes.

	Day of issuance	As of September 30th, 2015
Fair Value	807	1,033
Strike Price	0.53	0.35
Dividend Yield %	0	0
Expected volatility	125%	133%
Risk free rate	0.1%	0.1%
Expected term	0.67	0.5
Stock Price	0.53	0.35
Early exercise ratio	0	0

As part of the convertible loan agreement the Company granted the new investor 571,485 warrants to Common stock with an exercise price of $ 4.5 per share. The warrants are exercisable for a period of 18 months from date of grant.

c.	On April 30, 2015 the company has filed a registration document Form-10.

d.	On March 30, 2015, the Company received a letter of claim filed by means of originating summons by an investor who is also a one of the Company's service providers (in this subsection: "the claim" and "the plaintiff", respectively). In the claim, the plaintiff is asking the court to declare and rule that according to the investment agreement signed between the plaintiff and the Company (in this subsection: "the agreement"), the Company is committed to registering the Company's shares that had been allocated to the plaintiff according to the agreement for trade on the TASE by February 21, 2015. Moreover, the plaintiff is seeking a declaratory relief which declares and rules that the Company had allegedly made false and misleading presentations to the plaintiff in the context of the agreement according to which nothing will prevent the plaintiff from selling his shares on the TASE at the end of six months from the date of allocation. In addition to the alternative remedies mentioned above, the plaintiff is asking the court to award him damages caused by the non-registration of the shares for trade on the TASE and allow him to split the remedies and claim compensation for future damages. The Company filed a response to the originating summons on its behalf in which it categorically denies the plaintiff's arguments. Among others, the Company argues that the law prevents it from registering the said shares for trade on the TASE and that the plaintiff has not produced any evidence whatsoever that the relevant U.S. laws that apply to the allocation agreement allow the registration of the shares for trade on the TASE as argued by him.

MY SIZE INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data) (Unaudited)

On September 10, 2015, the court dismissed the claim.

e.	On February 19, 2015, the Company reported that on February 18, 2015 it received a letter of claim in a summary procedure filed by Strive Capital Ltd. ("the plaintiff") regarding the plaintiff's alleged claim that the Company refuses to repay the plaintiff a convertible loan that had been provided by the plaintiff to the Company on May 17, 2012. The plaintiff argues that the engagement between the parties had been terminated without the Company's repayment of the loan amount contrary to the agreement between the parties. The plaintiff is seeking compensation for damage in the amount of NIS 200,000 with the addition of interest of 10% per annum effective from May 20, 2012 through the debt's actual maturity date in the amount of NIS 258,325. The Company dismisses the arguments in the letter of claim and has filed a motion for defending itself in a court of law as permitted by law. A hearing in the motion is scheduled for September 7, 2015.

During the hearing held on September 7, 2015 the Company was given permission to defend itself against the claim subject to depositing a guarantee of 60% of the claim. As part of that hearing, dates were set for the completion of preliminary proceedings (disclosure of documents and questionnaires). As of this date, the company was granted permission to defend itself against the claim after it deposited the amount of the guarantee in accordance with the court decision. Likewise, preliminary proceedings have not been completed. At this stage we cannot assess the chances of the claim.

f.	On September 10, 2015, the Company reported a claim that has been filed against it by its shareholders for not registering the shares underlying the Metamorefix transaction for trade on the TASE. Also, on September 10, 2015, the Company reported two letters of counterclaim that have been filed by it in the United States.

On November 6, 2015, the Company reported another letter of claim filed by it with the Tel-Aviv District Court.

A pre-trial hearing was scheduled for January 11, 2016. At this stage we can not assess the chances of the claim.

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

Six month Ended September 30, 2015 Compared to Six month Ended September 30, 2014

Research and Development Expenses

Our research and development expenses for the Nine-Months Ended September 30, 2015 amounted to USD 217K compared to USD 128K for the Nine-Months Ended September 30 2014. Research and development expenses began in mid- 2014 and resulted in an increase relative to last year.

Marketing Expenses

Our marketing, general and administrative expenses for the Nine-Months Ended September 30, 2015 amounted to USD 577K. We have not recorded any marketing expenses for the Nine -Months Ended September 30, 2014. Selling and marketing expenses began after September 30, 2014 and therefore we did not have any expenses during the same period last year.

General and Administrative Expenses

Our marketing, general and administrative expenses for the Nine -Months Ended September 30, 2015 amounted to USD 551K compared to USD 304K for the Nine -Months Ended September 30, 2014. The increase in general and administrative expenses relative to last year is due to professional fees derived from listing the companies’ shares in the US.

Financial income and expense, net

Our financial expense for the Nine-Months Ended September 30, 2015 amounted to USD 1,526K compared to financial income of USD 5K for the Nine-Months Ended September 30, 2014. The increase in financial expense relative to last year is due primarily to valuation of options.

Other Income, Net

We have not recorded any other income for the Nine-Months Ended September 30, 2015. Our other income, net for the Nine-Months Ended September 30, 2014 amounted to NIS 209K.

Net Loss from continuing operations

As a result of the foregoing research and development, marketing general and administrative expenses, and as we have not yet generate revenues since our inception, our net loss for the Nine-Months Ended September 30, 2015 was USD 2,871K, compared to our net loss for the Nine-Months Ended September 30, 2014 of USD 218K. The main reason for the change is the valuation of options.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private offerings of our equity securities in Israel.

As of September 30, 2015, we had cash and cash equivalents of USD 1,629K as compared to USD 967K as of September 30, 2014. The increase in cash balances is due to the continued investment in product development offset by private investment.

We had negative cash flow from operating activities of USD 913K for the Nine-Months Ended September 30, 2015, compared with negative cash flow from operating activities of USD 621K for the Nine-Months Ended September 30, 2014. The increase in negative cash flow for operating activities is due to the companies activities which started mid 2014 which resulted in payments to service providers and employees.

We had negative cash flow from investing activities of USD 21K for the Nine-Months Ended September 30, 2015. The investment activity is due to purchase of equipment. We have not recorded any investing activities for the Nine-Months Ended September 30, 2014.

We had positive cash flow from financing activities of USD 1,937K for the Nine-Months Ended September 30, 2015 as compared to USD 1,602K for the Nine-Months Ended September 30, 2014. The cash flow from financing activities for the Nine-Months Ended September 30, 2015 was due to proceeds from the issuance of a convertible loan and option. The cash flow from financing activities for the Nine-Months Ended September 30, 2014 was due to a private issuance of shares and convertible loans.

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

Equity-based compensation

The Company accounts for stock-based compensation in accordance with ASC 718, "Compensation-Stock Compensation" ("ASC 718") which requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company's consolidated statements of operations.

The Company recognizes compensation expenses for the value of its awards granted based on the accelerated method over the requisite service period of each of the awards, net of estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company selected the Binomial option pricing model ("the Binomial model") as the most appropriate fair value method for its stock-options awards. The Binomial model requires a number of assumptions, of which the most significant are the suboptimal exercise factor and expected stock price volatility. The suboptimal exercise factor is estimated based on employees' historical option exercise behavior.

The suboptimal exercise factor is the ratio by which the stock price must increase over the exercise price before employees are expected to exercise their stock options.

The expected volatility of the share prices reflects the assumption that the historical volatility of the share prices is reasonably indicative of expected future trends.

The expected option term represents the period that the Company's stock options are expected to be outstanding. The Company currently uses simplified method until sufficient historical exercise data will support using expected life assumptions. The risk-free interest rate is based on the yield from Israel treasury zero-coupon bonds with an equivalent term.

The Company has historically not paid dividends and has no foreseeable plans to pay dividends.

The Company applies ASC 505-50, "Equity-Based Payments to Non-Employees" with respect to options and warrants issued to non-employees.

If any of the assumptions used in the binomial model change significantly, equity-based compensation for future awards may differ materially compared with the awards granted previously.

Convertible promissory notes:

The Company applies ASC 470-20, "Debt with Conversion and Other Options" ("ASC 470-20"). Under the guidelines of ASC 470-20, the Company measures and recognizes the beneficial conversion feature on the commitment date. The beneficial conversion feature is measured by allocating a portion of the proceeds equal to the intrinsic value of the feature to additional paid-in-capital. The intrinsic value of the feature is calculated on the commitment date using the conversion price. This intrinsic value is limited to the portion of the proceeds allocated to the convertible debt.

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

	Nine-Months Ended September 30,
	2015	2014

Operating expenses:
Research and development	$217	$128
Marketing	577	-
General and administrative	551	304

Total operating expenses	1,345	432

Operating loss	(1,345)	(432)

Financial income (expense), net	(1,526)	5
Other income (expense)	-	209
Net income (loss) from continuing operations	$(2,871)	$(218)

Other comprehensive income (loss):
Loss on available for sale securities	(600)	-
Foreign currency translation differences	22	25

Total comprehensive income (loss)	$(3,449)	$(193)

Basic earnings (loss) per share	$(0.19)	$(0.02)

Diluted earnings (loss) per share	$(0.19)	$(0.02)

Basic and diluted weighted average number shares outstanding	15,313,798	11,210,263

	30 September, 2015	30 September, 2014
Statement of financial position
Cash and cash equivalents	1,629	967
Other accounts receivable	120	51
Investment in marketable securities	1,266	-
Put Options	1,033	-
Property and equipment, net	39	-
Total assets	4,048	1,018
Short-term convertible loans	3,043	74
Accounts payable	139	138
Other accounts payables	56	-
Derivative liabilities - embedded conversion options	1,483	-
Warrants	1,992	38
Total liabilities	6,713	250
Total shareholders’ equity (deficiency)	(2,626)	768

Item 4. Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934 (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

During the most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

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

d. On September 9, 2015, the “Company filed a Complaint in the Chancery Court of the State of Delaware (Case No. 11487-VCN) against Moshe Mizrahi, Amir Waldman, Israel Healthcare Ventures 2 LP Incorporated, Eitan Nachum, James Shaul, Yoav Matan, Mazal Dahan, Boris Vaynberg, Yotam Zimerman, Noah Sofer, Nir Novak, Northwind Investments, Ltd., Shai Alexandroni, Ben Zion Levi, Yoram Sade, and Deadalus Automation BV (the “Defendants”). In this civil action, My Size asserts the following causes of action: breach of contract, breach of the implied covenant of good faith and fair dealing, unjust enrichment, conspiracy to commit fraud, fraud in the inducement, negligent misrepresentation, and breach of fiduciary duty arising out of the issuance of shares in My Size, Inc., to Defendants in a series of transactions which occurred between June and December of 2011, related to the Company’s acquisition of Metamorfix, Ltd. With respect to the claim of breach of fiduciary duty, My Size alleges that former My Size director, Moshe Mizrahi, breached his fiduciary duty to My Size by refusing to disclose material facts regarding the status of My Size’s investment in Metamorfix, Ltd., whose acquisition by My Size is the substantive basis of the Complaint, and by lacing his own interests ahead of the interests of My Size. In this civil action, the Company seeks equitable rescission, monetary damages, the establishment of a constructive trust and injunctive relief to prevent the sale by Defendants of shares of common stock in My Size, which the Company alleges were wrongfully obtained by Defendants.

e. On September 9, 2015, a group of Israel-based My Size shareholders, including many of the named Defendants in paragraph d above, filed a related legal action in the Tel Aviv District Court, Israel, (File No. 16746-09-15) seeking an Israeli declaratory judgment allowing the sale of the subject shares of My Size common stock on the Tel Aviv Stock Exchange, and awarding unspecified damages, including costs and attorneys’ fees. On November 5, 2015, Mysize filed a countersuit (counter claim No. 16746-09-15) with the district court of Tel-Aviv Jaffa, against Moshe Mizrahi and 15 additional co-defendants. Mysize claims that these defendants received their shares in Mysize as part of a conspiracy and scheme to defraud Mysize. Mysize claims and that Moshe Mizrahi and his co-conspirators never paid nor intended to perform their obligations. Mysize is seeking rescission of the shares that were issued to the defendants as well as monetary damages in the amount of 10 million NIS. A pretrial court date has been scheduled for January 11, 2016.

f. On September 9, 2015, the Company filed a Complaint in the Chancery Court of the State of Delaware (Case No. 11486-VCN) against Meir Dalal. This case arises out of an investment agreement between My Size, Inc. (“My Size”) and Meir Dalal (“Dalal”) pursuant to which Dalal invested 200,000 New Israeli Sheqels in My Size and received shares of My Size (“Investment Agreement”), in exchange for which My Size entered into a consulting agreement with Dalal whereby he would perform underwriting services for My Size (“Consulting Agreement”).  In the Complaint, My Size alleges that Dalal did not provide any of the services he promised to provide under the Consulting Agreement.  The Complaint requests equitable rescission and a judicial declaration that the Investment Agreement is rescinded, that the shares of My Size issued to Dalal be returned to My Size, an award for all damages and losses suffered by My Size as a result of Dalal’s conduct, disgorgement of all monies, profits and gains unjustly realized or that may be realized as a result of Dalal’s conduct, the establishment of a constructive trust over Dalal’s shares in My Size, pending a resolution of the issues and claims, and entry of an injunction, restraining Dalal from selling any of his shares in My Size, pending a resolution of the claims.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

No activity during this period.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended September 30, 2015.

ITEM 4. MINING SAFETY DISCLOSURES

N/A

ITEM 5.  OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6.  EXHIBITS

Exhibits filed herein for September 30, 2015

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

______________________

(1)	Filed as an Exhibit on Form 10 with the SEC on June 15, 2015

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant	My Size, Inc.

Date: November 16, 2015	By:	/s/ Ronen Luzon
Ronen Luzon
Chief Executive Officer (Principal Executive Officer) Secretary Treasurer

Registrant	My Size, Inc.

Date: November 16, 2015	By:	/s/ Uri Ben Or
Uri Ben Or
Chief Financial Officer (Principal Financial Officer)

