Form 10-K
period 2015-12-31
My Size, Inc.
filed 2016-03-04
CIK 1211805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number 001-37370

MY SIZE, INC.

 (Exact name of registrant as specified in charter)

Delaware	N/A
(State or jurisdiction of Incorporation or organization)	I.R.S Employer Identification No.

3 Arava St. P.O.B. 1026, Airport City, Israel, 7010000

[MySize +972 72 3331002]

(Address, including zip code, and telephone number, including area code, of registrant’s principle executive offices)

Matheau J. W. Stout, Esq.

400 E. Pratt Street, 8 th Floor, Baltimore, Maryland 21202

(410) 429-7076

(Name, address, including zip code, and telephone number, including area code, of agent for service)

(Issuer’s Telephone Number)

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share

Securities registered pursuant to Section 12(b) of the Act:

None

Title of Class

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒; No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- K or any amendment to this Form 10- K. ☒;

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐      Smaller Reporting Company ☒;

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☒ No ☐;

Number of shares of common stock outstanding as of December 31, 2015 was 15,313,793

DOCUMENTS INCORPORATED BY REFERENCE – NONE

Item 1. Business

General Background and Description of the Company

My Size Inc. (hereinafter: the “Company”), was incorporated and commenced operations in September 1999 as Topspin Medical, Inc., (“Topspin”) a private company registered in the State of Delaware, United States. Topspin was engaged in research and development of a medical magnetic resonance imaging (“MRI”) technology for interventional cardiology and in the development of MRI technology for use in the diagnosis and treatment of prostate cancer.

On September 1, 2005, the Company issued securities to the public in Israel according to a prospectus and became publicly traded on the Tel Aviv Stock Exchange (“TASE”). In 2007, and until August 2012, the Company registered some of its securities with the U.S. Securities and Exchange Commission ("SEC"). The Company's shares are traded only in Israel in NIS.

In January 2012, after having received the approval of the general meeting of shareholders of the company, the company consummated a transaction whereby it acquired Metamorefix Ltd. Pursuant to such transaction Metamorefix became wholly owned by the company (through Topspin Israel). Metamorefix Ltd. was incorporated in 2007, and is engaged in the development of innovative solutions with high practicable potential for the rehabilitation of tissues, particularly skin tissues.

On August 21, 2012, the Company’s board of directors (the “Board”), approved the suspension of the Company’s reporting obligations under Section 13(a) and 15(d) of the Exchange Act (the “Deregistration”). The Company thereafter filed a Form 15 with the Securities and Exchange Commission (the “SEC”) on September 5, 2012 to effect the Deregistration. Upon the filing of the Form 15, the Company’s obligation to file periodic and current reports with the SEC, including Forms 10-K, 10-Q and 8-K, was immediately suspended.

In December 2013, the Company changed its name to Knowledgetree Ventures Inc. On February 16, 2014 the Company changed its name to My Size Inc. In January, 2014, the Board approved a transaction with Shoshana Zigdon, a related party, concerning the entering into a technology venture through a new subsidiary which will be incorporated for this purpose, as discussed below. In the past, the Company engaged through its Israeli subsidiary, in the development of products in the fields of cardiology and urology. By the end of 2012, in view of the Company’s cash flow, the Company’s ceased its above operations and shortly thereafter the Company’s employees were laid off and in January 2013 the Company sold its entire shares in Metamorfix.

Transaction Involving Change in Control

In September 2013 Ronen Luzon, the Company’s CEO, purchased control of the Company from Mr. Asher Shmuelevitch. Mr. Ronen Luzon purchased 1,755,950 shares from Mr. Asher Shmuelevitch which represented approx. 40% of the issued and outstanding share capital at such time and thus became a controlling shareholder (the "Transaction").

Within the framework of the Transaction Mr. Ronen Luzon undertook to act to reach a settlement with the Company's creditors, according to which the Company will pay the main creditor, Mr. Asher Shmuelevitch, a total sum of NIS 0.5 million, in consideration for a full and final waiver of any and all his claims that he may have in connection with any monetary indebtedness of the Company to them.

As a result of the various investment rounds in the Company (as detailed in item 5 below) Mr. Ronen Luzon's holding in the Company was diluted and currently represents 12% of the issued and outstanding share capital of the Company.

MySize is a technology company whose strategy is based on the development of applications that can be utilized to accurately take measurements of a variety of items via a smartphone. By simply downloading the application to one’s smartphone, the user is then able to simply run the smartphone over the surface of the item the user wishes to measure. The information is then automatically sent to a cloud based server where the dimensions are calculated through the company’s proprietary algorithms and the accurate measurements (+ or - .78 of an inch) are then sent back to the users smartphone. The entire process takes mere seconds to complete. The commercial applications for this technology are significant in many areas.

Currently, MySize is focusing on the following business verticals:

●	E-commerce Apparel Industry – main market

●	Courier Services

●	Do It Yourself (DIY) uses

●	Usage as a tape measure

Currently, MySize is devoting much of its focus on the applications for the apparel business. The company also believes that all of the above mentioned applications will be useful to users, retailers and vendors alike.

The Apparel Industry

MySize is in development of an application which assists the consumer to accurately take the measurements of his or her own body in order to fit clothing in the best way possible without the need to try them on using a smartphone. The purpose of MySize is to simplify the process of clothing acquisition through the internet and to significantly reduce the rate of returns of clothing which were acquired through the internet and which are returned to the stores as a result of ill-fitting.

MySize operates based on the use of existing sensors in smart phones which enable, through a specific purpose application, to measure the body of each consumer independently by moving the cellular phone along his or her body. The measurements will then be saved on the Company's cloud database, enabling the user to search for clothes in various retailer websites without worrying about size. When a search is made, the retailer connects to the Company's cloud and only provides results based on the user's measurements and other parameters as he may have defined. This data will also be saved for when a customer enters a brick and mortar store to help serve the customer more efficiently and to better the shopping experience.

As soon as the item is found and the acquisition is completed, the retailer will be charged a certain percentage of the acquisition price. The rate to be charged of the entire acquisition has not been fixed at this stage and will be determined following negotiations with fashion companies, in a more advanced stage of the development.

A B2B pilot was launched in 2015 with a Spanish apparel e-tailor Trucco. It was agreed that in March 2016, Trucco will select a focus group to test the MySizeID app and provide feedback on the efficacy of the technology. The next milestones will be decided after the results of the Focus Group.

The company is already in advanced discussions with additional major online apparel players to integrate the MySizeID solution.

How MySize Apparel Can be Utilized

1.	My Size ID: This app lets consumers create a secure, online profile of their personal measurements, which can then be utilized with partnered online retailers to insure that no matter the manufacturer or size chart, they will always get the right fit. The MySizeID App utilizes a patent-pending measurement technology that does not rely on user photographs nor any additional hardware; all you need to do is scan your body with your smartphone and the app records your measurements.

2.	In Store Shopping Tool: Users of MySize can allow brick and mortar merchants to access their profile to receive more personalized attention. This concierge like service enables the salesperson to better serve customers by accessing a user's size and style preferences to make the in-store shopping experience more pleasant, time efficient and satisfactory.

3.	Cross Site Search Feature: The MySizeID Profile will enable users to search for a specific product or item across multiple online retailers, but unlike most shopping comparison shopping tools, MySizeID delivers results that fit each individual user’s measurements. This feature can be customized for personalized filters that go beyond sizing and measurements, and can also include a user's favorite colors, brands, styles and more.

The Company’s assumed profitability is based on these factors:

1.	The internet acquisition market does not exhaust its growth potential since the consumers are reluctant to order clothes which they have not seen or tried on and which may not fit them.

2.	In the US the cost of return of clothes which were purchased on the internet, if the customer wishes to return them, is usually borne by the selling company. Consequently, high costs are incurred by the selling companies which increase their motivation to find a solution which would reduce such costs.

3.	MySize does not currently hold any patents, the Venture, is in its advanced development stages, and is in the application and/or review process of 4 patent registrations, none of which have been granted at this time.

MySize aims to cut the amount of returns by providing an application that calculates the exact body measurement proportions and determines the appropriate sized item to order, decreasing the amount of wrongly sized ordered items. Retailers are searching for ways to encourage shoppers to return less. MySize Inc. offers an easy to use mobile technology that solves this problem.

INTERNATIONAL PARTNERSHIP IN SPAIN:

MySize signed an agreement with In Situ A. Trucco, a leading Spanish fashion company, to conduct a pilot utilizing MySize’s unique measuring and ID technology. It will be available for Trucco's online and off line customers to enable a more effective online shopping experience and the customization of clothing articles to their measures. Trucco maintains more than 240 shops in about 20 countries in Europe, China, Asia Pacific, South America, Middle East and Israel.

The planned milestones for the In Situ A. Trocco project are detailed below. (due to the delay in the integration with Trucco we have accelerated several other processes that were planned for later stages and hence have been completed to date):

Login and Account creation (Servers connection and API implementation) – completed

1.	Focus group of 100 subjects with their detailed body measurements – completed

2.	Database Migration – completed

3.	Design of Web Widget – completed

4.	Embedding it on Trucco web site – This was already completed.

5.	Design of user review and package acceptance – this is stage has been decided to be placed on hold.

6.	Design of Push Notifications - completed and approved by Trucco.

7.	Final integration (client, MySize and Trucco servers) – Scheduled for Q2 2016

In Situ A. Trucco is a “white label” retailer, where all the products will be under its name using our technology. The scenario of using the MySize product with Trucco will go through the following stages.

Stage 1 – Trucco consumers will create their profile using our web service or through our mobile app by measuring different body parts.

Stage 2 – after creating their profile the users will be able to log into Trucco online shop using their Trucco ID (received after creating their profile) and selecting the type of garment they would like to buy.

Stage 3 – Trucco servers will retrieve the user information from MySize servers and filter out only the items that matches the users size.

Stage 4 – the users will select the garments he likes and go through checkout.

The Company’s success is significantly dependent upon the ongoing relationship with In Situ A. Trocco, and the achievement of the milestones for the project.

AWARD WINNING TECHNOLOGY: Bank Leumi - “Globes” Innovation Nation program participant named Most Innovative Company of 2014.

Courier Services

When an individual wishes to ship boxes from place to place, they often call a courier service. Currently, individuals will contact a courier service and request a pick up. The individual is then usually asked the dimensions of the package to be shipped. Unfortunately, the response given to the courier can be rather vague (big, medium small etc.). This is often the cause of much confusion between the individual shipper and the courier. This confusion can lead to the courier sending out the wrong vehicle for the pick up and/or a large price differential than what was originally quoted by the courier causing customer dissatisfaction.

How MySize Can be Utilized for Courier Services

MySize operates based on the use of existing sensors in smart phones which enable, through a specific purpose application, to measure the dimensions of each package by moving the cellular phone along package (length, height and width) to be sent via courier. The measurements will then be saved on the Company's cloud database, and shared with the courier. This will allow for:

●	Courier services to provide accurate pricing to their consumers with little to no confusion.

●	Courier services can send the proper sized vehicle to pick up package(s).

The courier service market in the United States alone had revenues of over $90 billion in 2014 (http:// marketrealist.com/2015/07/look-courier-service-industry-united-states/). Consequently, the company views this as an excellent opportunity to create value in the courier market.

Agreement with Katz Delivery Services, LTD

On November 20,2015, MySize entered into an agreement with Katz Deliveries, LTD, one of the largest courier services in Israel. Katz Delivery Services delivers about five million parcels per year (the largest in Israel). The company employs more than 500 employees. The company has more than 250 vehicles. In this agreement, both parties have agreed to mutually work together to develop and integrate MySize technology with those of Katz’s Delivery Service. Currently, the company expects to have the application ready for use sometime in the second quarter of 2016. MySize hopes to begin to see revenues from this endeavor by the second half of 2016.

Still in Development

MySize is working on additional consumer applications. One of these applications is in the category of “Do It Yourself “ (DIY). In this application, users will be able to visualize how an object or a piece of furniture will fit in an existing room in their home or office. As many people have difficulty with spatial recognition, the company hopes this will help alleviate the problem.

Additionally, in Q3 2015, My Size launched the SizeUp app, a smart tape measure for the B2C market. SizeUp is another project that MySize has already completed and launched. This application allows users to utilize their smartphone as a tape measure. The application provides measurements with an accuracy +_- 2 cm. The current application is currently free. Initially available only for iOS, The app has garnered over 70K downloads through January, 2016.

The first version for Android will measure horizontal distances and 2nd version for iOS will include vertical measurements as well. Both of these improvements, are undergoing final QA stages. The company expects both apps will be published in app store (iOS) and Play Store (Android) on or about March 16.

SizeUP:

https://itunes.apple.com/il/app/sizeup-a-smart-tape-measure/id1031088133?mt=8

Details of Patents:

Country	App. No.	Our Ref.	Filed	Pub. No.	Pub. Date	Next Renewal	Status/Next action
Patent Cooperation Treaty	PCT/ IL2013/0500 56	2204381	20/01/2013				National Phase entered & case finished

Australia	2013210638	2298166	20/01/2013			20/01/2017	National Phase entered; Deadline for requesting examination: Jan 20, 2018

Canada	2,861,972	2298178	20/01/2013			20/01/2017	National Phase entered; Deadline for requesting examination: Jan 20, 2018

European Patent Office	13738045.7	2298189	20/01/2013	2805276	26/11/2014	31/01/2017	Response to Extended European Search Report (EESR) due by January 31, 2015 – response to be timely filed

Japan	2014-552744	2298194	20/01/2013				Examination requested; Awaiting 1st Office Action

Russian Federation	2014133896	2298209	20/01/2013				Examination requested; Awaiting 1st Office Action

United States of America	14/373,058	2298213	20/01/2013	US 2014/0372247	18/12/2014		Awaiting 1st Office Action

Patent 1. MEASUREMENT OF A BODY PART-(060703)

Patent 2. Method & System for Measuring a Path Length Using a Handheld Electronic Device-(061514)

Country	App. No.	Our Ref.	Filed	Publication No.	Pub. Date	Next Renewal	Status/Next action
United States of America	61/929,635	2267130	21/01/2014				Term Ended – This application ceased to exists, but sets the priority date for members of this patent family

Patent Cooperation Treaty	PCT/ IL2015/0500 22	2327240	06/01/2015	WO 2015/ 111038	30/07/2015		PCT - 30M deadline to enter National Phase (Chapter 2): July 21, 2016

Patent 3. A System For and a Method of Measuring a Path Length Using a Handheld Electronic Device-(061917)

Country	App. No.	Our Ref.	Filed	Publication No.	Pub. Date	Next Renewal	Status/Next action
Israel	237055	2331676	02/02/2015				-Awaiting 1st Office Action - Deadline for filing counterpart applications – February 2, 2016

Patent Cooperation Treaty		2396334					Pre-filed – to be filed by February 2, 2016

Patent 4. A System For and a Method of Measuring Using a Handheld Electronic Device-(062170)

Country	App. No.	Our Ref.	Filed	Publication No.	Pub. Date	Next Renewal	Status/Next action
United States of America	62/208,912	2362660	24/08/2015				Deadline for filing counterpart applications – August 24, 2016

The Market

Clothing retailers have gained substantial growth in revenues by offering consumers an online platform to perform their shopping. MySize intends to market our product globally. We think that the statistics regarding the US are reflecting the world trend. The Company believes that the US will continue to have the largest scope of electronic commerce for a single country, and will be followed by the following countries in a large scope of sales: China, England, Japan and Germany. Apparel sales in the U.S. totaled $361.3 billion in 2013, with 15% of that being from online sales, approximately $54.2 billion in online sales1. Over the next 4 years, this percent of total sales is expected to increase to about 20%2.

As online shopping becomes easier and more secure, global e-commerce sales are projected to grow at a cumulative annual growth rate of 14.6% through 2017, to reach about USD 2 trillion, as illustrated below.

Additionally, mobile ecommerce is expected to total 25% of the total ecommerce market by 2017, as the chart demonstrates below. As Smartphones become more common and sophisticated, consumers will be able to shop wherever they are, strengthening the ecommerce market.

Source: onbile.com

The Venture aims to cut the amount of returns by providing an application that calculates the exact body measurement proportions and determines the appropriate sized item to order, decreasing the amount of wrongly sized ordered items.

1 Retail Ecommerce Set to Keep a Strong Pace Through 2017, Emarketer, 2013-04-22

2 E-COMMERCE AND THE FUTURE OF RETAIL: 2014 [SLIDE DECK], Business Insider, 2014-08-22

http://www.businessinsider.com/the-future-of-retail-2014-slide-deck-sai-2014-3?op=1

Retailers are searching for ways to encourage shoppers to return less. My Size Inc. offers an easy to use mobile technology that solves this problem.

Income Sources - Projected Income

The Company sees four methods of producing revenue through its product:

1.	Fees - The Company will charge sellers with a fee for every garment and clothing item purchased using its services. 1-3% of royalties on product sales, depending on volume, resulting from usage of the MySizeID platform

2.	Advertisements - the Company may generate revenue by using specialized ads using its database to identify the user's exact needs.

3.	Second Hand Goods - the Company may offer its services for private sellers of garments and clothing, such as through "ebay" and the like. In this case, the seller will pay a fee if the purchase was made using the Company's application.

4.	"Offline Shopping" - the Company may offer its services for clothing and fashion stores, for real-time use by their customers. The service may allow the store to immediately offer the customer a fitting garment suitable for his size.

Plan of Operations

MySize is not currently profitable and may not be able to achieve profitability in the future.

Over the next 12 months MySize will remain committed to its current core business of developing products that going to change the way consumers buy clothes online and how consumers ship products via courier services and developing of SizeUp application a tape measurement for your smartphone.

In addition the Company will continue to develop a number of complimentary products.

On the 26th of April 2015 the Company finished development of the measurement algorithm on 2D horizontal surface that enables to measure the distance the mobile phone is traveling without the use of any external sensors. The Company plans to patent this algorithm, but its patent has not been granted at this time. In the Company’s Israeli patent application filed on 02/02/2015 ( A System For and a Method of Measuring a Path Length Using a Handheld Electronic Device -(061917)), the term path is defined as follows:

The term path may refer to a linear path i.e. a path extending substantially along one path line. The path/path line may be supported by a supporting surface of an object. For example, the path may be supported by a body part or a plane surface.

On 18 of February the company reported on a technological breakthrough that will allow for measurements to be taken using a Smartphone “in the air”, without having to pass the phone directly over the surface, this ability very important for measuring a box (which is not always a straight surface) or a long wall.

Phase 1 - Define requirements and priorities according to the retailers need - This includes defining all the requirements of the different products – User profile , Database, measurement wizard, My Size cloud Engine, applications , platforms, search engine and in store shopping tool.

Phase 2 - Pre Design Review (PDR) - The purpose of the PDR is to ensure that all top level performance requirements for designs, systems and structures are complete and adequate. Another area to be addressed is if there are any alternate solutions that must be studied given the defined requirements.

Phase 3 - Critical Design Review (CDR) - During the CDR the following questions will be reviewed. Are the detailed requirements for all systems complete and adequate? Will the design selected for implementation meet the defined requirements? Are interfaces to all systems defined adequately and completely? Has adequate attention been given to the produce ability and maintainability of all systems?

This phase will be together with our first retailers, to ensure that its meet their expectations

Phase 4 – implement the changes and requirements on the product according to the retailer needs – develop white label app for the retailers. Examine the retailer size charts and fitting the algorithm

Phase 5 – Integration with our retailer including: DB, apps, mobile measurement utility and search engine.

Phase 6 – QA and final testing of the integration. Simultaneously working on the other complementary products and tool such as: in store shopping etc.

Phase 7 – Launching beta with more retailers

Phase 8 – Releasing the products and beginning integration of the complimentary products with the retailers.

The Company anticipates that the entire process will take 12 months, which is dependent upon the Company’s success in continued fund raising. Throughout the duration of the process the Company intends to define a marketing strategy and to pursue sales of their product to more retailers in the world.

For each new retailer the following phases are needed:

Phase 1 - Define requirements and priorities according to the retailers need – user profile , registration to the service, Database, measurement wizard, My Size cloud Engine, size chart , client side (mobile app), platforms such as: iOS and Android, customization or new features according to the retailer needs.

Phase 2 – Database and catalog migration in My Size server side , Examine the retailer size charts and fitting the algorithm

Phase 3 - from the retailer side: Embedding My Size Widget in the retailer web site , Embedding an API endpoint so the retailer can notify us about any purchase made through the online website, Providing a means for registering to the service (a simple web form or using My Size service)

Phase 4 - This phase will be together with our first retailers, to ensure that it’s meet their expectations - Test My Size solution on the retailer’s focus group (according to the retailer definition)

Phase 5 – implement the changes and requirements on the product according to the retailer’s feedback– develop white label app for the retailers.

Phase 6 – QA and final testing of the integration.

Phase 7 – Launching beta

Phase 8 – final release to the public

Milestones of the complimentary products will be released during Q1 of 2016.

Competition

MySzieID's solution is win-win solution for consumers and retailers. The Company's innovative technology is protected by 2 patent-pending submissions, with a third patent application in process. MySize's products allow users to measure themselves simply by sliding a smartphone over their body, and the measurements are recorded by the MySize App.

Unlike other products claiming similar capabilities, there is no need for additional accessories (no webcam, photos, or measuring tape etc.). Users of the MySize app and their information are protected and a unique id number is provided that matches personal sizes with retailer size charts. When consumers get the right size products, retailers get fewer returns.

My Size offers a unique, easy to use product that automatically and accurately determines your clothing size. MySize utilizes a patent-pending measurement technology combined with sophisticated algorithms that does not rely on user photographs nor any additional hardware; all you need in order to buy your perfect size is your smartphone.

My Size's advantage lies in its easy to use application in recording body measurements. Using special algorithmic equations, the software is able to determine which sizes will best fit the customer. The collection of this data, and tracking shoppers' preferences, allows for a unique shopping experience both online and in brick and mortar stores where the technology can instantly match clothes the customer likes in sizes that will fit them.

As mentioned, 15% of apparel sales are done online. This is lower than other consumer goods such as media & sporting items, electronics, and furniture. The likely reason for this is that people want to try on clothes before buying them. My Size believes its technology will reduce customer apprehensiveness by telling the customer what will fit when searching online for clothes.

However, My Size does face competition in helping retailers increase conversation rate and reduce shipping costs.

Competitive Landscape

Name	Technology	User Action	Product / Service

True Fit	Algorithm driven engine matches manufacturer specs and data points with customer profile	Answer questions to create profile.	●	True Fit Recommendation Engine

Mipso	Software solution that matches a shopper's physical measurements to each item to provides shopper with accurate size recommendation, online and in-store.	Answer questions to create profile.	●	size recommendation tool

Fits.me	Software solution based on a personal avatar; Algorithm driven engine matches manufacturer specs and data points with customer profile	Answer questions to create profile	● ●	Virtual fitting room Size Recommendations

Upload	Uses software and a webcam to scan customers and create a profile	Install software and use webcam to measure-s	●	Size advisor tool

Clotheshorse matches	patent-pending algorithm manufacturer specs and data points with customer profile	Answer questions to create profile about self and some favorite clothing	●	Clothes Horse sizing button on retail apparel sites

Virtusize with	Compares a reference item the silhouette of the garment they are looking to buy	Reference items: a previous purchase or a favorite item	●	garment-to-garment comparison.

A custom Apparel	proprietary Digital Bespoke Pattern- making technology	In store body scan	●	Custom tailored clothing

Some of our competitors have significantly greater financial, marketing, personnel and other resources than we do, and many of our competitors are well established in markets in which we have existing retailers or intend to locate new retailers. We may also need to evolve our concepts in order to compete with popular new retail formats or concepts that develop from time to time, and we cannot offer any assurance that we will be successful in doing so or that modifications to our concepts will not reduce our profitability.

Employees and Independent Contractors

We currently have 15 employees, (some of which are independent contractors).

Development stage - finished the app flow, app's core is ready as well. Starting integration with Katz's servers.

Rights: For all the above mentioned products MySize is the sole owner.

Item 1A - Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors and the other information in this registration statement before investing in our common stock. Our business and results of operations could be seriously harmed by any of the following risks. The risks set out below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the following events occur, our business, financial condition and results of operations could be materially adversely affected. In such case, the value and trading price of our common stock could decline, and you may lose all or part of your investment.

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

We may require additional capital for future operations. We plan to finance anticipated ongoing expenses and capital requirements with funds generated from the following sources:

●	cash provided by operating activities;

●	available cash and cash investments; and

●	capital raised through debt and equity offerings.

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

From time to time we may be subject to litigation, including potential stockholder derivative actions. Risks associated with legal liability are difficult to assess and quantify, and their existence and magnitude can remain unknown for significant periods of time. To date have obtained directors and officers liability (“D&O”) insurance to cover some of the risk exposure for our directors and officers. Such insurance generally pays the expenses (including amounts paid to plaintiffs, fines, and expenses including attorneys’ fees) of officers and directors who are the subject of a lawsuit as a result of their service to the Company. There can be no assurance that we will be able to continue to maintain this insurance at reasonable rates or at all, or in amounts adequate to cover such expenses should such a lawsuit occur. While neither Delaware law nor our Certificate of Incorporation or bylaws require us to indemnify or advance expenses to our officers and directors involved in such a legal action, we expect that we would do so to the extent permitted by Delaware law. Without D&O insurance, the amounts we would pay to indemnify our officers and directors should they be subject to legal action based on their service to the Company could have a material adverse effect on our financial condition, results of operations and liquidity.

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

Among the factors that could affect our stock price are:

●	industry trends and the business success of our customers;

●	actual or anticipated fluctuations in our quarterly financial and operating results that vary from the expectations of our management or of securities analysts and investors;

●	our failure to meet the expectations of the investment community and changes in investment community recommendations or estimates of our future operating results;

●	announcements of strategic developments, acquisitions, dispositions, financings, product developments and other materials events by us or our competitors;

●	regulatory and legislative developments concerning our technology;

●	litigation;

●	general market conditions;

●	other domestic and international macroeconomic factors unrelated to our performance; and

●	additions or departures of key personnel.

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

Our Certificate of Incorporation authorizes 50,000,000 shares of common stock, of which 15,313,793 are currently outstanding, and our Board of Directors is authorized to issue additional shares of our common stock and preferred stock. Although our Board of Directors intends to utilize its reasonable business judgment to fulfill its fiduciary obligations to our then existing stockholders in connection with any future issuance of our capital stock, the future issuance of additional shares of our common stock or preferred stock convertible into common stock would cause immediate, and potentially substantial, dilution to our existing stockholders, which could also have a material effect on the market value of the shares.

Further, our shares do not have preemptive rights, which means we can sell shares of our common stock to other persons without offering purchasers in this offering the right to purchase their proportionate share of such offered shares. Therefore, any additional sales of stock by us could dilute your ownership interest in our Company.

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This Form 10K contains certain forward- looking statements as defined by federal securities laws. For this purpose, forward- looking statements are any statements contained herein that are not statements of historical fact and include, but are not limited to, those preceded by or that include the words, “estimate”, “could”, “should”, “would”, “likely”, “may”, “will”, “plan”, “intend”, “believes”, “expects”, “anticipates”, “projected”, or similar expressions. Those statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from those contemplated by such statements. The forward looking information is based on various factors and was derived using numerous assumptions. For these statements, we claim the protection of the “bespeaks caution” doctrine. Such forward-looking statements include, but are not limited to:

statements regarding our anticipated financial and operating results, including anticipated sources of revenues when we expect to begin to receive revenues with respect to services we provide and anticipated;

when we expect to begin to receive revenues with respect to services we provide and anticipated statement regarding anticipated future sources of revenues;

statement regarding management’s expectation with respect to future acquisitions producing more significant revenues during the in the future;

statements regarding our goals, intensions, plans and expectations, including the introduction of new products and markets and locations we intend to target in the future;

statements regarding the anticipated timing and impact of our pending acquisitions;

statement regarding our expectation with respect to the potential issuance of stock or shares in connection with our acquisitions or in connection with providing services to client companies.; and

statement with respect to having adequate liquidity.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

changes in the pace of environmental legislation;

other regulatory developments that could limit the market for our products and services;

our ability to successfully integrate acquired entities;

competitive developments, including the possibility of new entrants into our primary market;

the loss of key personnel; and

other risks discussed in this document.

All forward-looking statements in this document are based on information currently available to us as of the date of this Form 10 and we assume no obligation to update any forward-looking statements other than as required by law.

Item 1B - Unresolved Staff Comments

None

Item 2 - Properties

The company currently leases 2,454 square feet of office space at 3 Anava Street, Airport City, Israel at a cost of 27,000 NIS monthly. The lease began in January of 2015 and extends for a period of two years.

Item 3 - Legal Proceedings

1.    On December 27, 2015, the Company received a new claim. The defendants are the Company itself, all the members of the Board of Directors, Mrs. Shoshana Zigdon, a shareholder and related party in the Company, as well as two additional defendants who are not among the members of the Board of Directors of the Company, and are not shareholders. The cause of the claim is that the plaintiff alleges that the Company violated its obligation to register the shares for trade with the Stock Exchange, causing a total of 2,622,500 NIS damage. The plaintiff seeks relief against the defendants through financial compensation at the rate of the aforementioned alleged damage; additional compensation of 400,000 NIS due to mental anguish; and if and to the extent that until the time the plaintiff can sell its shares on the Stock Exchange (hereinafter: "the exercise date "), the rate of a Company share will rise above the amount of 20.98 NIS (hereinafter: "the base rate"), an additional amount at the rate of the difference between the base rate and the highest rate of a Company share between the time the claim was submitted and the exercise date; and also court costs and attorney's fees of the plaintiff.

The case is scheduled for a pre-trial hearing on March 6, 2016, in which both the plaintiff and a Company representative will attend.

2.     On May 17, 2012, the Company signed an agreement for a convertible loan with a third party (hereinafter the "Investor"). In accordance with the loan agreement, the Company received a total of NIS 200 thousand with the signing of the loan agreement and was to receive an additional amount of NIS 100 thousand at the end of a period not exceeding 21 days, during which the investor would perform due diligence on the Company. In addition, the agreement was for additional investments up to a total of NIS 2 million.

Under the agreement, the investor was entitled to convert the loan amounts granted to the Company into common shares of the Company with US $ 0.001 par value each, at a price per share equal to the amount of NIS 0.97. If the loans were not converted into the Company shares, the loan was to be repaid one year after the date of the loan agreement plus annual interest of 10%.

On February 18, 2015, the Company received a claim in a summary judgement for the investor’s demand of payment of the loan amount of NIS 200 thousand, which was granted to the Company on May 17, 2012, plus interest of 10% annually as from 20 May 2012 until payment of the debt, which as of the date of filing of the claim was NIS 258 thousand. The company denies the allegations stated in the request and is reviewing the possibilities, including the filing of reply to the court in accordance with law.

The assessment of the Company's legal advisors is that there is a reasonable chance that the claim will end in a compromise.

The financial statements as of December 31, 2015 include a provision for the loan at its original amount including accrued interest.

3.     On September 10, 2015, the Company reported a claim that has been filed against it by its shareholders for not registering the shares underlying the Metamorefix transaction for trade on the TASE. Also, on September 10, 2015, the Company reported two letters of counterclaim that have been filed by it in the United States.

On November 6, 2015, the Company reported another letter of claim filed by it with the Tel-Aviv District Court. A pre-trial hearing was scheduled for January 11, 2016. At this stage management cannot estimate the possible result of the claim.

4.     On January 16, 2014, the Company received from the legal counsel of one of its shareholders a demand letter for the payment of about 1.4 million US Dollars as compensation for alleged breaches by several parties including the Company and its previous controlling shareholder (who is not the current controlling shareholder of the Company) of an allotment agreement between the Company and its previous controlling shareholder and shareholders of Metamorefix. The execution of the allotment agreement was completed in December 2011 and thereafter, in January 2013, the entire share capital of Metamorefix was sold by the Company.

A response letter was sent by the Company which stated that the Company did not consider itself as a party to the allegations which were raised in said letter and that in any event all such allegations were denied by it. The Company did not make an allowance in the reports in connection with said demand.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. Other than described herein, we are not involved in, or the subject of, any pending legal proceedings or governmental actions the outcome of which, in management’s opinion, would be material to our financial condition or results of operations.

Item 4 - Mine Safety Disclosures

Not applicable.

Item 5 - Market For Common Stock, Dividend Policy Related Stockholder Matters

The Registrant’s Common Stock is not currently listed on any US stock exchange, nor is the Registrant’s Common Stock currently traded anywhere in the United States, including the Over-the-Counter-Market. The Registrant has not paid Dividends and has no plans to pay Dividends.

Common stock is not currently quoted anywhere in the United States. Our stock currently is listed on the Tel Aviv Stock Exchange because MySize is based in Israel. Despite that fact, MY SIZE, INC. is a Delaware Corporation, and a US domestic issuer and its listing on the Tel Aviv Stock Exchange does not allow for ready access to trading by US investors.

On November 19th 2015 MySize engaged the services of ZAI Corporate Finance LTD, a London based company to assist MySize to be listed on the AIM exchange. The company expects to be listed on the AIM by the second quarter of 2016.

The following table shows the low and high share price on the Tel Aviv Stock Exchange for the last trading day of each month for the two year period of January 2015 to December 2015.

Month	Low for the last trading Day (NIS)	High for the last trading Day (NIS)
Dec-15	17.22	18.88
Nov-15	19.21	19.76
Oct-15	16.65	17.35
Sep-15	17.02	17.89
Aug-15	16.50	17.49
Jul-15	18.40	19.50
Jun-15	12.32	13.00
May-15	12.60	13.05
Apr-15	8.50	9.27
Mar-15	8.50	8.50
Feb-15	6.99	7.00
Jan-15	4.91	5.10

We have outstanding warrants and options which could be exercised into shares of our common stock. The following table shows all options currently issued:

Option holder's name	Options Held	Amount of Options Exercisable Into Shares	Exercise price
Yuval Weinstock (Held by SGS Trusts)	3,066	3,066	0.15 NIS per share
Erez Morag	100,000	100,000	1.60 NIS per share
Judith Halioua	50,000	50,000	2.00 NIS per share
David Yahalomi	85,714	85,714	18NIS per share
David Nadav	28,571	28,571	18NIS per share
Kfir Tamam	142,857	142,857	18NIS per share
North Empire	285,714	285,714	18NIS per share
Prolific Group	571,429	571,429	18NIS per share
*Ofer Vanunu	357,142	357,142	18NIS per share
*David Van	172,285	172,285	18NIS per share
*Joseph Shema	15,000	15,000	18NIS per share
*Amir Tsabab	7,000	7,000	18NIS per share
*Shay Sabag	20,000	20,000	18NIS per share
*Northern Empire	414,285	414,285	18NIS per share
Kfir Zilberman	35,714	35,714	$4.50 per share

*as of the date of the filing of this form 10-k the grant of these warrants is still subject to the approval of the Israeli Stock Authority

We currently have no trading symbol or “ticker.” The trading price of our common stock might be extremely volatile. Further, the stock market has from time to time experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These kinds of broad market fluctuations may adversely affect the market price of our common stock. For additional information, see “Risk Factors” above.

We currently only have one class of stock. There are also outstanding securities convertible into shares of our common stock, such as warrants and options outstanding that are exercisable for shares of our common stock.

As of December 31, 2015 we have 898 shareholders. We have 100 shareholders of record. One of the shareholders of record is the Registration Company of Bank Hapoalim Ltd. which holds an aggregate of 8,709,421 common shares of the Company. The Registration Company of Bank Hapoalim Ltd. is the Israeli transfer agent which holds all the shares which are traded on the Tel-Aviv Stock Exchange (similar in that effect to the DTC system in the US). As of December 31, 2015 it holds these shares for 798 beneficial shareholders.

We have never declared or paid cash dividends on our common stock. We anticipate that in the future we will retain any earnings for operation of our business. Accordingly, we do not anticipate declaring or paying any cash dividends in the foreseeable future.

We currently have no equity compensation plans. However, we may have to issue additional shares of common stock in the future in connection with future acquisitions.

DESCRIPTION OF CAPITAL STOCK

The following description of our capital stock is a summary of the material terms of our capital stock. This summary is subject to and qualified in its entirety by our Certificate of Incorporation and Bylaws, and by the applicable provisions of Delaware law.

Our authorized capital stock consists of 50,000,000 shares of common stock, $0.001 par value per share, of which 15,313,793 shares are issued and outstanding as of the date hereof.

Common Stock

The Board of Directors is authorized to issue, without stockholder approval, any authorized but unissued shares of our common stock. Each share of our common stock is entitled to share pro rata in dividends and distributions with respect to our common stock when, as and if declared by the Board of Directors from funds legally available therefore. No holder of any shares of common stock has any preemptive right to subscribe for any of our securities. Upon our dissolution, liquidation or winding up, the assets will be divided pro rata on a share-for-share basis among holders of the shares of common stock after any required distribution to the holders of preferred stock, if any. All shares of common stock outstanding are fully paid and non-assessable. VStock Transfer currently serves as the Company’s transfer agent for the common stock.

Voting Rights

Holders of common stock are entitled to one vote per share on all matters voted on generally by the stockholders, including the election of directors, and, except as otherwise required by law or except as provided with respect to any series of preferred stock, the holders of the shares possess all voting power. The holders of shares of our common stock do not have cumulative voting rights in connection with the election of the Board of Directors, which means that the holders of more than 50% of such outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose, and, in such event, the holders of the remaining shares will not be able to elect any of our directors.

Liquidation Rights

Subject to any preferential rights of any series of preferred stock, holders of shares of common stock are entitled to share ratably in our assets legally available for distribution to our stockholders in the event of our liquidation, dissolution or winding up. (The Company currently has no shares of preferred stock issued and outstanding.)

Absence of Other Rights

Holders of common stock have no preferential, preemptive, conversion or exchange rights.

Anti-Takeover Provisions of Our Certificate of Incorporation and Bylaws and Delaware Law

General

A number of provisions of our Certificate of Incorporation and Bylaws and Delaware Law deal with matters of corporate governance and certain rights of stockholders. Reference should be made to our Certificate of Incorporation and Bylaws as certain provisions thereof might be deemed to have a potential “anti-takeover” effect.

Dividend Policy

We have not declared or paid dividends on our common stock since our formation, and we do not anticipate paying dividends in the foreseeable future. Declaration or payment of dividends, if any, in the future, will be at the discretion of our Board of Directors and will depend on our then current financial condition, results of operations, capital requirements and other factors deemed relevant by the board of directors. There are no contractual restrictions on our ability to declare or pay dividends

Holders

As of December 31, 2015, there were 15,313,793 shares of common stock issued and outstanding.

Equity Compensation Plans

We do not have any equity compensation plans.

Date	Security	Total Investment Amount		Amount of Shares	Share price	Details
Feb. 2014	Common Stock	$212,000	*	7,436,273	$ 0.03 (0.10 NIS) Per Share	Equity investment from 9 investors
Feb. 2014	Common Stock	$98,000		3,457,800	$ 0.03 (0.10 NIS) Per Share	Debt conversion.
Jul. 2014	Common Stock	$1,274,000	*	2,601,250	2,156,250 Shares at $0.47 (1.6 NIS) Per Share -and- 445,000 Shares at $0.59 (2 NIS) Per Share	Equity investment from 28 investors

Recent Sales of Unregistered Securities

Jul. 2014	Common Stock	$83,000		190,625	$ 0.44 (1.6 NIS) Per Share	Debt conversion

Apr. 2015	Convertible Loan and Warrants**	$4,025,000		Convertible into 1,150,055 Shares -and- 1,150,055 warrants	Convertible Loan convertible into 1,150,055 Shares at a conversion price of $3.5 per share. - and - 1,150,055 Warrants to Common stock with an exercise price of 18NIS per share.	Aggregate amount of $4,025,000 from 6 Investors

Jan.-Feb 2016	Convertible Loan and Warrants(**)(***)			Convertible into 985,712 Shares -and- 985,712 warrants(**)(***)	Convertible Loan convertible into 985,712 Shares at a conversion price of $3.5 per share. - and - 985,712 Warrants to Common stock with an exercise price 18NIS per share.	Aggregate amount of $3,450,000 from 6 investors

*    Proceeds from stock issued to investors are presented in the Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) net of $65,000 issuance costs.

** In the event that the Company becomes listed on a national securities exchange in the United States the outstanding amount of the notes shall be deemed to have been converted automatically into common stock of the Company.

*** as of the date of the filing of this form 10-k the grant of these convertible notes and warrant is still subject to the approval of the Israeli Stock Authority

****All of the securities referenced were sold only to Non US Persons in reliance on the exemption from registration contained in Regulation S.

Indemnification of Officers and Directors

Section 102 of the Delaware General Corporation Law, or DGCL, permits a corporation to eliminate the personal liability of directors of a corporation to the corporation or its stockholders for monetary damages for a breach of fiduciary duty as a director, except where the director breached his duty of loyalty, failed to act in good faith, engaged in intentional misconduct or knowingly violated a law, authorized the payment of a dividend or approved a stock repurchase in violation of Delaware corporate law or obtained an improper personal benefit. Our Amended and Restated Certificate of Incorporation provides that none of our directors will be personally liable to us or our stockholders for monetary damages for or with respect to any acts or omissions in the performance of such person’s duties as a director, except to the extent required by law.

Section 145 of the DGCL provides that a corporation has the power to indemnify a director, officer, employee, or agent of the corporation, or a person serving at the request of the corporation for another corporation, partnership, joint venture, trust or other enterprise in related capacities, against expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by the person in connection with an action, suit or proceeding to which he was or is a party or is threatened to be made a party to any threatened, ending or completed action, suit or proceeding by reason of such position, if such person acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation, and, in any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful, except that, in the case of actions brought by or in the right of the corporation, no indemnification will be made with respect to any claim, issue or matter as to which such person has been adjudged to be liable to the corporation unless and only to the extent that the Court of Chancery or other adjudicating court determines that, despite the adjudication of liability but in view of all of the circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses which the Court of Chancery or such other court deems proper.

The Certificate of Incorporation provides that we may indemnify, and advance expenses to, our directors and officers with respect to certain liabilities, expenses and other accounts imposed upon them because of having been a director or officer.

Item 6 - Selected Financial Data

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

	Year ended December 31,
	2015	2014
		USD in thousands
Operating expenses:
Research and development	301	78
Marketing, General and administrative	1,594	586

Total operating expenses	1,895	664

Operating loss	(1,895)	(664)

Financial expense, net	(1,542)	(9)
Other income	-	205

Net loss	(3,437)	(468)

Other comprehensive loss :
Loss on available for sale securities	(69)	-
Adjustments arising from translating financial statements from functional currency to presentation currency	15	(79)

Total comprehensive loss	(3,491)	(547)

Net basic and diluted income (loss) per share (Note 12):
Basic and diluted loss per share	0.22	0.04

Weighted average number of common stock used in computing basic and diluted net loss per share	15,313,793	12,292,723

	December 31,
	2015	2014
	USD in thousands
Statement of financial position
Cash and cash equivalents	919	645
Restricted cash	62	-
Other accounts receivable	124	110
Investment in marketable securities	1,808	-
Put Options – DIMN shares	764	-
Property and equipment, net	61	24
Total assets	3,738	779
Short-term convertible loans	3,470	72
Accounts payable	141	186
Other accounts payables	52	6
Derivative liabilities - embedded conversion options	1,239	-
Warrants to purchase Common stock	1,449	37

Total liabilities	6,351	301
Total shareholders’ equity (deficiency)	(2,613)	478

Item 7 - Management Discussion and Analysis of Financial Conditions and Result of Operations

You should read the following discussion along with our financial statements and the related notes included in this prospectus. The following discussion contains forward-looking statements that are subject to risks, uncertainties and assumptions, including those discussed under “Risk Factors.”. Our actual results, performance and achievements may differ materially from those expressed in, or implied by, these forward-looking statements. See “Special Note About Forward-Looking Statements.” We have prepared our financial statements in accordance with U.S. generally accepted accounting principles issued by the FASB, as issued by the IASB.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Research and Development Expenses

Our research and development expenses for the year ended December 31, 2015 amounted to USD 301K compared to USD 78K for the year ended December 31, 2014. The increase primarily results from continuing subcontractors expenses.

Marketing, General and Administrative Expenses

Our marketing, general and administrative expenses for the year ended December 31, 2015 amounted to USD 1,594K compared to USD 586K for the year ended December 31, 2014. The increase primarily results from subcontractors expenses and share base compensation resulting from the issuance of stock option grants to new consultant of our company.

Financial Expenses, net

Our financial expenses for the year ended December 31, 2015 amounted to USD 1,542K compared to USD 9K for the year ended December 31, 2014. The increase primarily results from revaluation of the new loans from the investors and the warrants.

Net Loss

As a result of the foregoing research and development, marketing general and administrative expenses, and as we have not yet generated revenues since our inception, our net loss for the year ended December 31, 2015 was USD 3,437K, compared to our net loss for the year ended December 31, 2014 of USD 468K. The net loss in 2015 compared to 2014 primarily resulted from our new operating activity which is focused on development of My Size products and marketing activities as described above.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private offerings of our equity securities in Israel.

As of December 31, 2015, we had cash and cash equivalents of USD 919K as compared to USD 645K as of December 31, 2014. This increase is due primarily from the private offering offset by our operating expenses for the period.

Net cash used in operating activities was USD 1,439K for the year ended December 31, 2015, compared with net cash used in operating activities of USD 733K for the year ended December 31, 2014.

Net cash used in investing activities for the year ended December 31, 2015, was USD 47K compared with net cash used in operating activities of USD 25K for the year ended December 31, 2014 and primarily reflects purchase of property and equipment.

We had positive cash flow from financing activities of USD 1,763K for the year ended December 31, 2015 as compared to positive cash flow of USD 1,507K for the year ended December 31, 2014. The cash flow from financing activities for the year ended December 31, 2015 was due to stock and proceeds from convertible notes and issuance of warrants. The cash flow from financing activities for the year ended December 31, 2014 was due to issuance of common stock and proceeds from convertible note.

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

The Company applied ASC 470-20 and ASC 815 to the Convertible promissory notes.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 8 - Financial Statements and Supplementary Data

MY SIZE INC. AND ITS SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2015

U.S. DOLLARS IN THOUSANDS

- - - - - - - - - - - - - -

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of My Size Inc.:

We have audited the accompanying balance sheets of My Size Inc. as of December 31, 2015 and 2014, and the related statements of comprehensive loss, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of My Size Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company continues to incur losses and negative cash flows from operating activities. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/s/  Weinberg & Baer LLC

Weinberg & Baer LLC

Baltimore, Maryland

March 1, 2016

MY SIZE INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share data)

	December 31,
	2015	2014

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$919	$645
Other receivables and prepaid expenses (Note 3)	124	110
Investment in marketable securities	1,808	-
Put Options – DIMN shares	764	-
Restricted cash	62	-

Total current assets	3,677	755

PROPERTY AND EQUIPMENT, NET (Note 4)	61	24

Total assets	$3,738	$779

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Short-term convertible loans (Note 8)	$3,470	$72
Accounts payable (Note 5)	141	186
Other accounts payables	52	6
Derivative liabilities - embedded conversion options (Note 8)	1,239	-
Warrants to purchase common stock (Note 8)	1,449	37

Total current liabilities	6,351	301
COMMITMENT AND CONTINGENT (Note 9)

STOCKHOLDERS' EQUITY (DEFICIENCY) (Note 7):
Stock capital -
Common stock of $ 0.001 par value - Authorized: 50,000,000 shares; Issued and outstanding: 15,313,793	15	15
Additional paid-in capital	4,853	4,455
Available for sale reserve	(67)	-
Accumulated other comprehensive loss	(104)	(119)
Accumulated deficit	(7,310)	(3,873)

Total stockholders' equity (deficiency)	(2,613)	478

Total liabilities and stockholders' equity (deficiency)	$3,738	$779

The accompanying notes are an integral part of the consolidated financial statements.

MY SIZE INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands (except share data and per share data)

	Year ended December 31,
	2015	2014

Operating expenses:
Research and development	$301	$78
Marketing, General and administrative	1,594	586

Total operating expenses	1,895	664

Operating loss	(1,895)	(664)

Financial expense, net	(1,542)	(9)
Other income	-	205
Net loss	$(3,437)	$(468)

Other comprehensive income (loss):
Loss on available for sale securities	(69)	-

Foreign currency translation differences	15	(79)

Total comprehensive loss	(3,491)	(547)

Basic and diluted loss per share	0.22	0.04

Basic and diluted weighted average number shares outstanding	15,313,793	12,292,723

The accompanying notes are an integral part of the consolidated financial statements.

MY SIZE INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)

U.S. dollars in thousands (except share data)

	Common stock			Additional paid-in	Available for	Accumulated other comprehensive	Accumulated	Total stockholders' equity
	Number	Amount		capital	sale reserve	income (loss)	Deficit	(deficiency)

Balance as of January 1, 2014	1,627,845	2		2,554	-	(40)	(3,405)	(889)

Issuance of Common stock, net of $65 issuance costs	10,037,523	10		1,411	-	-	-	1,421
Conversion of debt to Common stock	3,648,425	3		178	-	-	-	181
Issuance of capital note	-	-		2	-	-	-	2
Waiver of related parties debt	-	*	)	253	-	-	-	253
Stock-based compensation related to options granted to consultants	-	-		57	-	-	-	57
Total comprehensive loss	-	-		-	-	(79)	(468)	(547)

Balance as of December 31, 2014	15,313,793	$15		$4,455	-	$(119)	$(3,873)	$478

Stock-based compensation related to options granted to consultants	-	-		398	-	-	-	398
Total comprehensive loss	-	-		-	(67)	15	(3,437)	(3,489)

Balance as of December 31, 2015	15,313,793	$15		$4,853	(67)	$(104)	$(7,310)	$(2,613)

The accompanying notes are an integral part of the consolidated financial statements.

MY SIZE INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year ended December 31,
	2015	2014
Cash flows from operating activities:

Net loss	$(3,437)	$(468)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8	1
Accrued interest on loans	-	6
Valuation of warrants and derivatives	1,573	1
Stock based compensation	398	57
Waiver of accounts payable debt	-	(205)
Decrease (increase) in other receivables and prepaid expenses	17	(25)
Decrease in accounts payable	(44)	(106)
Increase in other accounts payable	46	6

Net cash used in operating activities	(1,439)	(733)

Cash flows from investing activities:

Purchase of property and equipment	(47)	(25)

Net cash used in investing activities	(47)	(25)

Cash flows from financing activities:
Issuance of Common stock, net	-	1,421
Issuance of capital note	-	2
Proceeds from convertible loan and warrants	1,888	-
Proceeds from convertible note	-	84
Repayment of convertible loan	(125)	-

Net cash provided by financing activities	1,763	1,507

Effect of exchange rate changes on cash and cash equivalents	(3)	(108)

Increase in cash and cash equivalents	274	641
Cash and cash equivalents at the beginning of the period	645	4

Cash and cash equivalents at the end of the period	$919	$645

Non cash activities:
Marketable securities acquired with convertible debt	$2,120	$-
Conversation of related party debt to capital	$-	$94
Conversation of loan to capital	$-	$87
Waiver of related parties debt	$-	$253

The accompanying notes are an integral part of the consolidated financial statements.

MY SIZE INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

MY SIZE INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 1:-     GENERAL (Cont.)

In Such an event, seller may repurchase the property being sold at a market price to be determined by an external and independent valuation consultant, who shall be chosen by agreement by the parties, and the audit committee shall conduct the negotiations on behalf of the company to determine the identity of the consultant. In the absence of agreement on the identity of the consultant, the consultant shall be appointed by the president of the Institute of Certified Public Accountants in Israel. If one of the parties appeals against the valuation, with the company's decision to appeal being made by the audit committee of the company, the parties shall approach another agreed upon consultant from one of the four large accounting firms in Israel (and in the absence of agreement he shall be chosen by the president of the Institute of Certified Public Accountants) and an average shall be taken of the two valuations which are received. The parties shall bear the consultants' fees and all the expenses of the valuation equally.

c.	During the year ended December 31, 2015, the Company continues to incur losses and negative cash flows from operating activities amounting to $ 3,437 and $ 1, 439, respectively. These conditions raise substantial doubts about the Company’s ability to continue as a going concern. The Company’s ability to continue to operate is dependent upon raising additional funds to finance its activities. The Company plans to raise capital to finance its operations. There are no assurances, however' that the Company will be successful in obtaining an adequate level of financing needed for the long-term development and commercialization of its products. The consolidated financial statements do not include any adjustment with respect to the carrying amounts of assets and liabilities and their classification that might be necessary should the Company be unable to continue as a going concern.

d.	The Company operates in one reportable segment and all of its long-lived assets are located in Israel.

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

MY SIZE INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 2:-     SIGNIFICANT ACCOUNTING POLICIES (Cont.)

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

The Company's property and equipment are reviewed for impairment in accordance with ASC 360, "Property Plant and Equipment", whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs. During the periods ended December 31, 2015 and 2014, no impairment losses have been identified.

MY SIZE INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 2:-     SIGNIFICANT ACCOUNTING POLICIES (Cont.)

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

The Company accounts for income taxes in accordance with ASC 740, "Income Taxes". This Statement prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value. As of December 31, 2015 and 2014, a full valuation allowance was provided by the Company.

The Company implements a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% (cumulative basis) likely to be realized upon ultimate settlement. The Company believes that its tax positions are all highly certain of being upheld upon examination. As such, as of December 31, 2015 and 2014 the Company has not recorded a liability for uncertain tax positions.

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

MY SIZE INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 2:-     SIGNIFICANT ACCOUNTING POLICIES (Cont.)

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

MY SIZE INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 2:-     SIGNIFICANT ACCOUNTING POLICIES (Cont.)

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

The Company holds shares in a publicly-traded company which are classified as available-for-sale equity securities. The marketable securities have readily determinable fair market values and ranked as Level 1 assets. At December 31, 2015, gross unrecognized loss and fair value (based on quoted market prices) of these securities were $69 and $1,808, respectively.

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

Basic net income (loss) per share is computed based on the weighted average number of Common stock outstanding during each year. Diluted net income per share is computed based on the weighted average number of Common stock outstanding during each year plus dilutive potential equivalent Common stock considered outstanding during the year, in accordance with ASC 260, "Earnings per Share". For the years ended December 31, 2015 and 2014 all outstanding options and warrants have been excluded from the calculation of the diluted net loss per share since their effect was anti-dilutive.

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

MY SIZE INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 2:-     SIGNIFICANT ACCOUNTING POLICIES (Cont.)

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

p.	Legal costs associated with loss contingencies.

Legal costs associated with loss contingencies are expensed as incurred.

MY SIZE INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 3:-     OTHER ACCOUNTS RECEIVABLE

	December 31,
	2015	2014

Prepaid expenses and deferred cost	$8	$82
Checks	90	-
Government authorities	26	28

	$124	$110

NOTE 4:-     PROPERTY AND EQUIPMENT, NET

	December 31,
	2015	2014
Cost:
Computers and peripheral equipment	$43	$5
Office furniture and equipment	13	5
Leasehold improvements	15	15

	71	25
Accumulated depreciation:
Computers and peripheral equipment	7	*	)
Office furniture and equipment	1	*	)
Leasehold improvements	2	*	)

	10	1

Depreciated cost	$61	$24

*) Represent an amount less than $1.

NOTE 5:-     RELATED PARTIES PAYABLES

The following related party payables are included in accounts payable.

	December 31,
	2015	2014

Directors	$44	$50

MY SIZE INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 6:-     TAXES ON INCOME

a.	As of December 31, 2015, the U.S. Company had federal and state net operating carry forward tax losses of approximately $ 13,000. The federal operating loss can be offset against taxable income for 20 years. Utilization of the U.S. net operating losses may be subject to substantial limitations due to the change of ownership provisions of the Internal Revenue Code of 1986.

b.	Foreign tax:

1.	Tax rates:

The Israeli corporate tax rate was 25% in 2013 and 26.5% in 2014 and 2015.

On January 5, 2016, the Israel Knesset plenum approved the bill to amend the Income Tax, which provided, among other things, lowering the corporate tax rate by 1.5%. The corporate tax rate will be 25% beginning in 2016 and thereafter.

2.	The Company’s subsidiaries have estimated total available carryforward operating tax losses for Israeli income tax purposes of approximately $ 40,000 as of December 31, 2015, which may be carryforward to offset against future income for an indefinite period of time.

3.	The Subsidiaries have final tax assessments through 2009.

c.	Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax purposes. Significant components of the Company`s deferred tax assets are as follows:

	December 31,
	2015	2014
Deferred tax assets:

Carry forward tax losses	$14,835	$15,535
Temporary differences	-	14

Deferred tax assets before valuation allowance	14,835	15,549
Valuation allowance	(14,835)	(15,549)

Net deferred tax asset	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized.

The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are utilized. Based on consideration of these factors, the Company recorded a full valuation allowance at December 31, 2015 and 2014.

d.	The main reconciling item between the statutory tax rate of the Company and the effective tax rate is the recognition of valuation allowances in respect of deferred taxes relating to accumulated net operating losses carried forward due to the uncertainty of the realization of such deferred taxes.

MY SIZE INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 7:-     STOCKHOLDERS' EQUITY (DEFICIENCY)

a.	Common stock confers upon their holders the right to receive notice to participate and vote in general meetings of the Company, and the right to receive dividends if declared.

b.	On February 13, 2014, the Company effected a private placement and issued 10,894,073 Common stock for a total consideration of $ 310 (NIS 1,089 thousand) as part of a private offering (including the conversion of convertible debt in the amount of $98 to 3,457,800 shares).

c.	On July 16, 2014, the Company effected a private placement to 23 different recipients, and issued to 18 recipients a total of 2,346,875 Common stock at a price per share of 1.6 NIS and 445,000 Common stock to 5 recipients at a price per share of 2 NIS for a total consideration of $ 1,357 (NIS 4,640 thousand) (including the conversion of convertible loans in the amount of $ 83 to 190,625 shares).

d.	On August 12, 2014, the Company issued a capital note to one of its investors in an amount of $ 2 (NIS 8 thousand). The capital note does not bear any interest or linkage and is not convertible into Company’s stock. The capital note will be repaid only upon the Company’s liquidation.

e.	Option issued to non-employees

The Company's outstanding options granted to consultants as of December 31, 2015 and 2014 are as follows:

Issuance date	Options for Common stock	Weighted Average exercise price per share	Options exercisable	Expiration date

April 2012	3,066	NIS 0.15	3,066	April 2022
September 2014	100,000	NIS 1.6	50,000	September 2020
September 2014	50,000	NIS 2	25,000	September 2020

Total	153,066	NIS 1.33	78,066

The Company uses the Binomial model to measure the fair value of the stock options with the assistant of a third party valuation.

MY SIZE INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 7:-     STOCKHOLDERS' EQUITY (DEFICIENCY) (Cont.)

The fair value of the Company's stock options granted to non-employees was calculated using the following weighted average assumptions:

	Year ended December 31,	Year ended December 31,
	2014	2015

Dividend yield	0%	0%
Expected volatility	80%	62%
Risk-free interest	1.88%	1.34%
Contractual term of up to (years)	6	6
Suboptimal exercise multiple	3	17.72

g.	Stock-based compensation:

The stock based expense recognized in the financial statements for services received from employees and non-employees is shown in the following table:

	Year ended December 31,
	2015	2014

Marketing	$400	$57
General and administrative	-	-

	$400	$57

NOTE 8:-     CAPITAL INVESTMENTS

a.	Between February and March, 2015 the Company signed convertible loan agreements with new investors for total consideration of $ 2,025. The convertible loans do not bear any interest and are for a period of 8 months. During the convertible loan agreement period the new investors can convert the loan amounts to 578,570 shares of common stock of the Company, which reflects a conversion price of $ 3.50 per share, at the investor’s discretion. In the event that the Company becomes listed on a national securities exchange in the United States the outstanding amount of the notes shall be deemed to have been converted automatically into common stock of the Company.

As part of the convertible loan agreements the Company granted the new investors 578,570 warrants to common stock with an exercise price of $ 4.50 per share. The warrants are exercisable for two years from the date issued.

The loans and warrants are accounted for as three different components

Warrants for common stock – are measured at fair value. Changes in fair value are recorded in the statement of income and loss.

MY SIZE INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 8:-     CAPITAL INVESTMENTS (Cont.)

The following table sets forth the assumptions used to measure the fair value of the warrants using the Black and Scholes:

	Day of issuance	As of December 31th, 2015
Fair Value	289	693
Strike Price	4.50	4.50
Dividend Yield %	-	-
Expected volatility	79%-80%	64%-67%
Risk free rate	0.39%-0.41%	0.7%
Expected term	1.5	0.9-1.03
Stock Price	2.29-2.69	4.54
Early exercise ratio	-	-

Short-term convertible loans – financial expense for this component are realized using the effective rate over time. As of the issuance day the value of the loans were $374.

Embedded derivative – the conversion option held by the lender is measured at fair value. Changes in fair value are recorded in the statement of income and loss.

The following table sets forth the assumptions used to measure the fair value of the embedded derivative using the Black and Scholes:

	Day of issuance	As of December 31th, 2015
Fair Value	114	594
Strike Price	3.50	3.50
Dividend Yield %	-	-
Expected volatility	57%-61%	55%
Risk free rate	16%-17%	0.1%-0.2%
Expected term	0.67	0.04-0.19
Stock Price	3.89-4.36	4.54
Early exercise ratio	-	-

b.	On April 15, 2015 the Company signed an additional convertible loan agreement with a new investor for total consideration of $ 2,000. The consideration was given in the form of stock of Diamante Minerals, Inc. (DIMN) which is publicly traded on the OTC. The convertible loan does not bear any interest and is for a period of 8 months. During the convertible loan agreement period the new investor can convert the loan amount to 571,429 shares of common stock of the Company, which reflects a conversion price of $ 3.50 per share, at his discretion. In the event that the Company becomes listed on a national securities exchange in the United States the outstanding amount of the note shall be deemed to have been converted automatically into common stock of the Company.

MY SIZE INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 8:-     CAPITAL INVESTMENTS (Cont.)

The following table sets forth the assumptions used to measure the fair value of the warrant using the Black and Scholes:

	Day of issuance	As of December 31th, 2015
Fair Value	612	756
Strike Price	4.50	4.50
Dividend Yield %	-	-
Expected volatility	82%	69%
Risk free rate	0.51%	0.7%
Expected term	1.5	1.1
Stock Price	3.83	4.54
Early exercise ratio	-	-

Short-term convertible loans – financial expense for this component are realized using the effective rate over time. As of the issuance day the value of the loan was $953

Embedded derivative – the conversion option held by the lender is measured at fair value. Changes in fair value are recorded in the statement of income and loss.

The following table sets forth the assumptions used to measure the fair value of the embedded derivative using the Black and Scholes:

	Day of issuance	As of December 31th, 2015
Fair Value	349	645
Strike Price	3.50	3.50
Dividend Yield %	-	-
Expected volatility	55%	49%
Risk free rate	0.19%	0.2%
Expected term	0.67	0.28
Stock Price	3.83	4.54
Early exercise ratio	-	-

The following table sets forth the assumptions used to measure the fair value of the put options using the Black and Scholes:

	Day of issuance	As of December 31th, 2015
Fair Value	807	764
Strike Price	0.55	0.55
Dividend Yield %	-	-
Expected volatility	125%	171%
Risk free rate	0.1%	0.2%
Expected term	0.67	0.28
Stock Price	0.53	0.5
Early exercise ratio	-	-

As part of the convertible loan agreement the Company granted the new investor 571,429 warrants to Common stock with an exercise price of $ 4.50 per share. The warrants are exercisable for two years from the date issued.

MY SIZE INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 8:-     CAPITAL INVESTMENTS (Cont.)

On December 28, 2015, the Company signed convertible loan agreements totaling $2.7 million with two investors. The convertible loans do not bear interest. The loans are convertible into shares of the company within 8 months from the date of receipt at an exercise price of $3.50 per share (771,427 shares). In addition, the Company issued non-marketable warrants convertible into 771,427 ordinary shares of the Company for 24 months at an exercise price of $4.50 per warrant.

As of the balance sheet date the Company did not receive the investment and did not issue these options.

A summary of the warrant activity during the years ended December 31, 2015 and 2014 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years
Outstanding, December 31, 2013	-	$-
Issued	-	-
Exercised	-	-
Cancelled	-	-
Outstanding, December 31, 2014	-	$-
Issued	1,149,999	4.50
Outstanding, December 31, 2015	1,149,999	$4.50	1.18

Exercisable, December 31, 2015	1,149,999	$4.50	1.18

As of December 31, 2015 and 2014, the warrants were deemed to be a derivative liability.

NOTE 9:-     CONTINGENCIES AND COMMITMENTS

a.	On December 27, 2015, the Company received a new claim. The defendants are the Company itself, all the members of the Board of Directors, Mrs. Shoshana Zigdon, a shareholder and related party in the Company, as well as two additional defendants who are not among the members of the Board of Directors of the Company, and are not shareholders. The cause of the claim is that the plaintiff alleges that the Company violated its obligation to register the shares for trade with the Stock Exchange, causing a total of 2,622,500 NIS damage. The plaintiff seeks relief against the defendants through financial compensation at the rate of the aforementioned alleged damage; additional compensation of 400,000 NIS due to mental anguish; and if and to the extent that until the time the plaintiff can sell its shares on the Stock Exchange (hereinafter: "the exercise date "), the rate of a Company share will rise above the amount of 20.98 NIS (hereinafter: "the base rate"), an additional amount at the rate of the difference between the base rate and the highest rate of a Company share between the time the claim was submitted and the exercise date; and also court costs and attorney's fees of the plaintiff.

The case is scheduled for a pre-trial hearing on March 6, 2016, in which both the plaintiff and a Company representative will attend.

MY SIZE INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 9:-     CONTINGENCIES AND COMMITMENTS (Cont.)

b.	On May 17, 2012, the Company signed an agreement for a convertible loan with a third party (hereinafter the "Investor"). In accordance with the loan agreement, the Company received a total of NIS 200 thousand with the signing of the loan agreement and was to receive an additional amount of NIS 100 thousand at the end of a period not exceeding 21 days, during which the investor would perform due diligence on the Company. In addition, the agreement was for additional investments up to a total of NIS 2 million.

Under the agreement, the investor was entitled to convert the loan amounts granted to the Company into common shares of the Company with US $ 0.001 par value each, at a price per share equal to the amount of NIS 0.97. If the loans were not converted into the Company shares, the loan was to be repaid one year after the date of the loan agreement plus annual interest of 10%.

On February 18, 2015, the Company received a claim in a summary judgement for the investor’s demand of payment of the loan amount of NIS 200 thousand, which was granted to the Company on May 17, 2012, plus interest of 10% annually as from 20 May 2012 until payment of the debt, which as of the date of filing of the claim was NIS 258 thousand. The company denies the allegations stated in the request and is reviewing the possibilities, including the filing of reply to the court in accordance with law.

The assessment of the Company's legal advisors is that there is a reasonable chance that the claim will end in a compromise.

The financial statements as of December 31, 2015 include a provision for the loan at its original amount including accrued interest.

c.	On September 10, 2015, the Company reported a claim that has been filed against it by its shareholders for not registering the shares underlying the Metamorefix transaction for trade on the TASE. Also, on September 10, 2015, the Company reported two letters of counterclaim that have been filed by it in the United States.

On November 6, 2015, the Company reported another letter of claim filed by it with the Tel-Aviv District Court. A pre-trial hearing was scheduled for January 11, 2016. At this stage management cannot estimate the possible result of the claim.

d.	On January 16, 2014, the Company received from the legal counsel of one of its shareholders a demand letter for the payment of about 1.4 million US Dollars as compensation for alleged breaches by several parties including the Company and its previous controlling shareholder (who is not the current controlling shareholder of the Company) of an allotment agreement between the Company and its previous controlling shareholder and shareholders of Metamorefix. The execution of the allotment agreement was completed in December 2011 and thereafter, in January 2013, the entire share capital of Metamorefix was sold by the Company.

A response letter was sent by the Company which stated that the Company did not consider itself as a party to the allegations which were raised in said letter and that in any event all such allegations were denied by it. The Company did not make an allowance in the reports in connection with said demand.

MY SIZE INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 9:-     CONTINGENCIES AND COMMITMENTS (Cont.)

e.	On or about the time it embarked on its internet venture the Company entered into an agreement with suppliers and consultants according to which out of an indebtedness in a total sum of 1,358 thousand NIS (before VAT) the Company would pay 473 thousand NIS until December 31, 2013. The remaining balance of the indebtedness in the sum of 885 thousand NIS (before VAT) would be waived. In January, 2014, the suppliers and the consultants signed an extension agreement in which they agreed to extend the term of payment by an additional 60 day period. Over the course of 2014 most of the above payments to the creditors were paid in a total sum of about 469 thousand NIS (before VAT) and an indebtedness in the sum of 881 thousand NIS (before VAT) was waived (out of which the sum of 732 thousand NIS was registered as other income in the loss report and the balance was applied against the principal of a transaction with controlling shareholders.

f.	On November 14, 2014, the Company entered into a cooperation agreement for a period of six months with IN SITU S.A. (hereinafter respectively: the "Agreement" and "IN SITU") the owner of the rights in the fashion brand-name TRUCCO, which includes women's fashion, belts and footwear and which is marketed and sold all over the world by IN SITU through a chain of stores and sale points as well as through TRUCCO's website (hereinafter: the "Website"). According to the Agreement IN SITU and the Company will cooperate in a bid to integrate the Company's measurement technology (hereinafter: the "Platform") in IN SITU's computerized data system and any other system which would enable to use the Platform on the Website as well as in the store and sale points for the examination of the Platform's efficiency in relation to IN SITU's sales and customers' satisfaction. The Company undertook that not later than within six months from the date of execution of the Agreement, the Platform would be completed and operable, namely, that the integration between the data systems of the parties would be completed and the end-customer would be able to take his measurements and purchase a befitting product using the Platform. Should the Company fail to fulfill its undertakings under the Agreement to grant the license and/or fully integrate the Platform within six months from the date of execution of the Agreement, the Company shall compensate IN SITU in the sum of 60 thousand Euros. As a result of the extended timetable there is an understanding between the parties to continue the cooperation.

MY SIZE INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 9:-     CONTINGENCIES AND COMMITMENTS (Cont.)

g.	On November 10, 2013, the Company's board of directors approved to bring before the general meeting an engagement with one of the investors (as specified in paragraph 1D below) for the acquisition of rights in a venture for the accumulation of physical data of human beings by portable electronic devices for the purpose of locating, based on the accumulated data, articles of clothing in internet apparel stores, which will fit the person whose measurements were accumulated.

In consideration for the acquisition of the venture the Company will undertake to pay the seller 18% the Company's operational profit arising directly or indirectly from the venture during a period of seven years from the termination of the development period of the venture. In addition the Seller received an option for a buy-back of the venture upon the occurrence of any one or more of the following: (a) if an application was filed for the liquidation of the Company or for the appointment of a receiver for the Company's assets or any material part thereof or for the imposition of a lien on a material part of the Company's assets, which were not revoked within 60 days from the date they were so filed; (b) if by the end of seven years from the execution date of the agreement the entire aggregate income of the Company arising directly or indirectly from the venture or from the commercialization of the patent was lower than 3.6 million NIS. According to the Company's evaluation the value is negligible. The buy-back option is valid for 90 days from the occurrence of either one of the above events. The agreed consideration was determined based on a valuation which was prepared by an independent assessor.

The Agreement was approved by the general meeting on January 9, 2014.

h.	The Company entered into a two-year lease for office space under a non-cancelable operating lease agreement expiring August 2017. The Company is obligated as part of the lease to pay maintenance expenses as well as property taxes and insurance costs as defined in the agreement. Monthly payments are approximately $6 over the course of the lease term adjusted for changes in the CPI. The Company has the option to renew this lease for one additional period of one year. The Company issued a bank guarantee of approximately $62 for the benefit of the lessor.

Approximate future minimum rental payments due under these leases are as follows:

Year Ending:
2016	$72
2017	48

Total	$120

Rent expense (excluding taxes, fees and other charges) for the year ended December 31, 2015 totaled approximately $24.

MY SIZE INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 10:-     EVENTS SUBSEQUENT TO THE BALANCE SHEET

Through February 2016 the Company entered into additional convertible loan and warrant agreements in the amount of $3,450. Receipt of these investments are pending approval by the Israel Securities Authority within 30 days. Additionally, subsequent to December 31, 2015 the warrants granted to all of the investors were amended. The exercise price of the warrants was changed from $4.50 USD to 18 NIS so that the exercise price is the same as the functional currency of the Company. This amendment of the exercise price to NIS changes the accounting for the warrants in accordance with ASC 470 and the warrants are recorded as additional paid-in-capital. When the warrant exercise price was in US dollars, which is not the Company’s functional currency, the accounting rules required the Company to record the warrant option as a liability.

The effect on equity of conversion of the convertible loans and amendment of the warrants is an increase of $9,608. This amount includes the $3,470 convertible loan liability and related option and warrant liabilities of $2,688 in addition to the new investments of $3,450.

The following proforma consolidated balance sheet is based on the December 31, 2015 balance sheet with adjustments for the subsequent events detailed above and automatic conversion of the convertible loans to equity upon listing on a national securities exchange in the United States.

ASSETS	$7,188

LIABILITIES	$234

TOTAL STOCKHOLDERS' EQUITY	6,954

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,188

- - - - -

Item 9 - Changes in and Disagreements With Accountants and Financial Disclosure

There were no disagreements with accountants on accounting and financial disclosure of a type described in Item 304 (a)(1)(iv) or any reportable event as described in Item 304 (a)(1)(v) of Regulation S-K.

Item 9A - Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of December 31, 2015, the end of the period covered by this annual report, has concluded that our disclosure controls and procedures were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive, principal operating and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records, that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting at December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment under those criteria, management has determined that, as of July 31, 2012, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to the exemption provided to issuers that are not “large accelerated filers” nor “accelerated filers” under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B - Other Information

None

Item 10 - Directors and Executive Officers

MANAGEMENT OF MY SIZE, INC.

The following table sets forth, as of the date of this registration statement, the name, age and positions of our executive officers and directors.

NAME	AGE	POSITION	DATES OF SERVICE
Eli Walles	33	Chairman of the Board	September 2013 - Present
Ronen Luzon	44	Chief Executive Officer and Director	September 2013 - Present
Uri Ben Or	44	Chief Financial Officer	September 2010 - Present
Billy Pardo	39	Chief Product Officer	May 2014 - Present
Oded Shohan	29	Chief Technology Officer	May 2014 - Present
Zeev Lavenberg	50	Independent director	August 2012 - Present
Moshe Gedansky	35	Independent director	August 2014 - Present
Shoshana Herman	46	Director	May 2014 - Present

The business background and certain other information about our directors and executive officers, as well our key employee, is set forth below:

Ronen Luzon – Founder & Chief Executive Officer

Prior to founding MySize,from 2006, Ronen is the CEO and Founder of Malers Ltd. , a company that has grown to be a leader in the global security solutions market and provides some of the most advanced technological solutions for integrated communication infrastructures, security and control systems. Prior to that, he held several senior marketing, sales management and professional services positions in a variety of international high tech companies. Ronen graduated from Middlesex University in London with a B.sc in IT and Business Information Systems(1998).

Uri Ben-Or, CPA – Chief Financial Officer

Mr. Uri Ben Or has served as our Chief Financial Officer since 2010. In January, 2007, Mr. Ben Or founded CFO Direct, in which he has served as the Chief Executive Officer and through which he provides his services to our company. Mr. Ben Or also serves as CFO through CFO Direct in Biondvax Pharmaceuticals Ltd (NASDAQ: BVXV) since September 2007, in InterCure Ltd. (TLV: INCR) since February 2011, in D Medical Industries LTD. (TLV: DMED) since February 2013 and in Therapix Biosciences Ltd. (TLV: THXBY) since October 2014. Prior to founding CFO Direct he served as the VP Finance of Glycominds Ltd. from 2001 to 2014, and as CFO of NetEye Corp. from 2000 to 2001 He also served as a Corporate Controller at Menorah Capital Markets from 1999 to 2000 and as an Auditor at PricewaterhouseCoopers from 1997 to 1999. Mr. Ben-Or holds a B.A. degree in Business from the College of Administration, and a M.B.A degree from the Bar Ilan University and is a certified public accountant in Israel.

Oded Shoshan – Chief Technology Office

In addition to his role at MySizeID,from 2012, he is the founder and CEO of MonkeyTech, a company that provides design, development and characterization of mobile applications. Before that,from 2010-2012 Oded was software project manager for the company One. Prior to his role in company One, Odedservied in the Israel Defense Forces, in the elite Data Center & Information Systems Unit (Mamram) and as officer in the computer division of the Israeli Air Force. Oded holds a BA from Tel Aviv University in cinema.

Billy Pardo – Vice President of Products

Prior to joining MYsizeid, from 2010-2013, Billy was Senior Director of Product Management and member of Fourier Education executive management team. Among her areas of expertise are launching products from the concept to the successful delivery in various methodologies, including Fourier Education’s award-winning einstein™ Science Tablet. From 2008-2010, she held a product management position at Time to Know. Prior to that from 1999 she was the R&D Software Team Leader for Eldat Communication Ltd.

She holds an MBA from The Interdisciplinary Center(2012) and a B.A. in computer science from The Academic College of Tel-Aviv, Yaffo (2001).

Dr. Shoshana Herman – Director

In addition to her role in My Size ,from 2000, Dr. Herman is a Researcher and student laboratories manager at Bar Ilan University. As well as a Lecturer at Bar-Ilan University, Ramat-Gan Collage and Dina Nursing school Dr. Herman is a Doctor of Philosophy and Life Science.

Mr. Eli Walles – Chairman of the board

From 2010 – 2014, Mr. Walles was the Marketing Manager of MS Berlin GMBH, a real estate investment company. He is also a professional Jewish cantor appearing around the world. In 2001 he graduated from the Hebron Yeshiva in Jerusalem.

Mr. Ze'ev Levenberg – Director (independent)

From 2011 and until today Mr. Levenberg serves as a director of Asia Group Ltd. Which is an Israeli public company trading on the Tel Aviv Stock exchange. Also from 2009 and until today he serves as a director for Intercolony Investments Ltd. Which is also an Israeli public company. Prior to that he served as a director from 2009-2014 of Arazim Investments Ltd. an Israeli public company and also served as a director of Adler Investments Ltd. an Israeli public company between the years 2008 and 2014. Prior to that he worked at as a director and investment committee member at Altshueler & Shaham an investment house in Israel between the years 2002 and 2008 Mr Levenberg holds BSc Medical Science degree from the Hebrew University, Jerusalem Israel as well as an MBA (finance) from Bar Ilan University, Ramat-Gan Israel.

Mr. Moshe Gidansky – Director (independent)

Moshe Gidansky is an accountant (CPA) and an attorney (Adv.) in Israel. From 2011 Mr. Gidansky officiates as CFO at Netz Group Ltd. and at its subsidiaries. From 2010 – 2013 Mr. Gidansky worked at the Corporate Division in the Israeli Securities Authority for about 7 years. His last position at the Israeli Securities Authority was senior assistant chief accountant and as such was involved in all aspects of accounting work involving the supervision and regulation of public Mr. Gidansky holds a B.A in Accounting and Economics (summa cum laude) from Tel Aviv University, Israel and a Law degree from Bar Ilan University Israel .

Mr. Gidansky holds the position of lecturer of accounting at the Inter Disciplinarian Center in Herzliya as well as serving as a member of the Professional Overseeing Commitee of accounting and financial reporting of the Israeli Institute of Certified Public Accountants.

There is a family relationship between Mr. Ronen Luzon and Mrs. Billy Pardo. They are husband and wife.

Item 11 - Executive Compensation

Summary Compensation Table

The following sets forth the compensation paid by MY SIZE, INC. since inception to our Chief Executive Officer and any other executive officers during the period ending December 31, 2014 (the “named executive officers”); such officers are compensated directly by MY SIZE, INC.

Current Office Holders

Position	Name	Age	Compensation	Member of Committees	Bio
Chairman of the Board	Eliyahu Wallas	33 (February 1, 1981)	Currently receives 5,142 USD ( 20,000 NIS) gross per month. Received indemnification note, and is included in the Company's D&O insurance policy.		During the 5 years prior to his employment by the Company, served as: Real estate entrepreneurship manager at MS BERLIN Gmbh; Cantor for the Kfar Shmaryahu religious municipality.

External Director	Moshe Gidansky	35 (May 28, 1979)	According to the regulated director's compensation (10,400 USD per annum + 478 USD per meeting) (39,048 NIS per annum + 1,860 NIS per meeting).	Audit Committee; Financial Statement Examination Committee; Compensation Committee.

Education: BA in Economics and Accounting from Tel Aviv University; BA in Law from Bar-Ilan University. During the 5 years prior to his employment by the Company, served as: CFO for Netz Group Ltd.; Senior assistant to head accountant in the Israeli Securities Authority (ISA) – corporate division.

Director	Shoshana Herman	46 (September 2, 1968)		Audit Committee; Financial Statement Examination Committee; Compensation Committee.	Education: Doctor of Philosophy and Life Science. During the 5 years prior to her employment by the Company, served as: Researcher and student laboratories manager at Bar Ilan University; Lecturer at Bar-Ilan University, Ramat-Gan Collage and Dina Nursing school; Real estate Entrepreneur.

Position	Name	Age	Compensation	Member of Committees	Bio
External Director	Ze'ev Levenberg	50 (March 11, 1964)

According to the regulated director's compensation (10,400 USD per annum + 478 USD per meeting)

(39,048 NIS per annum + 1,860 NIS per meeting). Received indemnification note, and is included in the Company's D&O insurance policy.

Audit Committee; Financial Statement Examination Committee; Compensation Committee.

Education: BA in Nature Science. Hebrew University of Jerusalem. MBA (financing) from Bar Ilan University. During the 5 years prior to his employment by the Company, served as: Strategic project manager for Israel Discount Bank Ltd; Lecturer, Economics and financing, Bar Ilan University and The College of Management Academic Studies; Director and Investment committee member for the Altshuler Shaham Group Trust funds; Director Adler Investments Ltd.

CTO	Oded Shoshan	29 (January 11, 1985)	Received 31,885 USD (124,000 NIS gross) in 2014 compensation within the scope of a development agreement between the Company and Monkeytech Ltd., a private company of which Mr. Shoshan is a partial owner. Included in the Company's D&O insurance policy.		During the 5 years prior to his employment by the Company, served as: CEO and Founder of Monkeytech Ltd.; Developer and Project manager at One Technologies; Software officer, Israeli Air Force. IDF.

Position	Name	Age	Compensation	Member of Committees	Bio
CFO	Uri Ben-Or	44 (August 21, 1970)	2,571 USD (10,000 NIS) per month. Received indemnification note, and is included in the Company's D&O insurance policy	Education: BA Business Management, The College of Management Academic Studies; MA in Accounting, The College of Management Academic Studies;
MBA, Bar Ilan University.
During the 5 years prior to his employment by the Company, served as: CEO of CFO Direct Ltd.; CFO at Glycominds Ltd.; CFO at BiondVax Pharmaceuticals Ltd.; CFO at Globalicom Trade Ltd.; CFO at Widemed Ltd.

Internal Auditor	Yisrael Gewirtz	37 (February 17, 1977)	Didn’t receive compensation		Graduate economy and accounting degree from the Bar Ilan University. Certify as CIA (certify internal auditor) Partner at Grant Thornton Israel

VP Products	Billy Balla Luzon	39 (July 23,1975)	Currently receives 5,142 USD( 20,000 NIS )gross per month. Received indemnification note, and is included in the Company's D&O insurance policy.		Education: B.Sc. The Academic College of Tel Aviv-Yaffo; MBA, Interdisciplinary Center (IDC) Herzliya. During the 5 years prior to her employment by the Company, served as: Senior Director of Product Management, Fourier Education; Product manager, Time to Know; Product marketing manager RiT Technologies Ltd.

Previous office holders (since October 2012)

PLEASE NOTE: THE DETAILS PROVIDED BELOW, REGARDING PREVIOUS OFFICE HOLDERS OF THE COMPANY ARE BASED ON THE COMPANY'S PUBLIC STATEMENTS AND WERE NOT VERIFIED OR REEXAMINED FOR THE PURPOSES OF THIS DOCUMENT.

Position	Name	Age	Compensation	Member of Committees	Bio
External Director	Shainberg Ofer	44 February 25, 1970

According to the regulated director's compensation (10,400 USD per annum + 478 USD per meeting) (39,048 NIS per annum + 1,860 NIS per meeting). Received indemnification note, and was included in the Company's D&O insurance policy.

Audit Committee; Financial Statement Examination Committee; Compensation Committee.

Education: BA in Economics and Accounting, Bar Ilan University;

MBA, Bar Ilan University; LLM, Bar Ilan University;

During the 5 years prior to his employment by the Company, served as: CFO at Glycominds Ltd.; CFO at Ness Pro (of Ness Technologies group); CFO at Proteologics Ltd.; CFO at Concord Ventures.

CEO and Director	Kfir Tamar	46 December 26, 1967	According to the regulated director's compensation (10,400 USD per annum + 478 USD per meeting) (39,048 NIS per annum + 1,860 NIS per meeting) at the time of CEO 8,000 NIS per month. Received indemnification note, and was included in the Company's D&O insurance policy.		Education: BA in Economics and Business Management, Bar Ilan University; MA in Business Economics, Bar Ilan University. During the 5 years prior to her employment by the Company, served as: CEO of BP&C Consulting Group; VP licensing, Healthcare, Yissum Research Development Company of the Hebrew University.

Chairman of the Board	Ascher Shmulewitz	58 October 22, 1956	Did not receive monetary compensation. Received indemnification note, and was included in the Company's D&O insurance policy.		Doctor of Engineering, Tel Aviv University; Doctor of Medicine – Technion, Israel Institute of Technology. During the 5 years prior to his employment by the Company, served as Manager of Medgenesis Partners Ltd.

External Director	Ran Ben Or	51 April 1, 1963.	According to the regulated director's compensation (10,400 USD per annum + 478 USD per meeting) (39,048 NIS per annum + 1,860 NIS per meeting). Received indemnification and exculpation note, and was included in the Company's D&O insurance policy.	Audit Committee; Financial Statement Examination Committee.	Education: B.Sc., Hebrew University of Jerusalem; BA in Accounting, Hebrew University of Jerusalem; MBA, Hebrew University of Jerusalem. During the 5 years prior to his employment by the Company, served as: Managing partner – Tene Investment Funds; CEO Bagira Investments Ltd.; Partner at Itzhak Swary & Co.

Committees of the Board

PLEASE NOTE: THIS IS NOT A TRANSLATION OF THE LAW. THE EXPLANATIONS CONTAINED HEREIN ARE NOT A COMPREHENSIVE OR COMPLETE DESCRIPTION OF ALL THE RELEVANT STATUTORY PROVISIONS.

"Companies Law " - the Israeli Companies Law 5759-1999 and its regulations.

"External Directors" - Under the Companies Law, an Israeli company whose shares have been offered to the public or whose shares are listed for trading on a stock exchange in or outside of Israel is required to appoint at least two external directors to serve on its board of directors. Our external directors are Mr. Ze'ev Levenberg and Mr. Moshe Gidansky. At least one of the external directors is required to have “financial and accounting expertise,” and the other external director or directors are required to have “professional expertise”. An external director may not be appointed to an additional term unless: (1) such director has “accounting and financial expertise;” or (2) he or she has “professional expertise,” and on the date of appointment for another term there is another external director who has “accounting and financial expertise” and the number of “accounting and financial experts” on the board of directors is at least equal to the minimum number determined appropriate by the board of directors.

A director has “professional expertise” if he or she satisfies one of the following:

●	the director holds an academic degree in one of these areas: economics, business administration, accounting, law or public administration;

●	the director holds an academic degree or has other higher education, all in the main business sector of the company or in a relevant area for the board position; or

●	the director has at least five years’ experience in one or more of the following (or a combined five years’ experience in at least two or more of these): (a) senior management position in a corporation of significant business scope; (b) senior public office or senior position in the public sector; or (c) senior position in the main business sector of the company.

A director with “financial and accounting expertise” is a person that due to his or her education, experience and skills has high skills and understanding of business-accounting issues and financial reports which allow him to deeply understand the financial reports of the company and hold a discussion relating to the presentation of financial information. The company’s board of directors will take into consideration in determining whether a director has “accounting and financial expertise”, among other things, his or her education, experience and knowledge in any of the following:accounting issues and accounting control issues characteristic to the segment in which the company operates and to companies of the size and complexity of the company;

●	the functions of the external auditor and the obligations imposed on such auditor; and

●	preparation of financial reports and their approval in accordance with the Companies Law and the securities law.

A person may not serve as an external director if the person is a relative of a controlling shareholder or if at the date of the person’s appointment or within the prior two years the person, or his or her relatives, partners, employers or entities under the person’s control, or someone to whom he or she is subordinate, whether directly or indirectly, have or had any affiliation with any of: (1) the Company, (2) any entity controlling the Company, (3) a relative of the controlling shareholder on the date of such appointment, or (4) any entity controlled, on the date of such appointment or within the preceding two years, by us or by the Company's controlling shareholder. If there is no controlling shareholder or no shareholder/s holding together 25% or more of voting rights in the company, a person may not serve as an external director if the person has any affiliation with any person who, as of the date of the person’s appointment, was the chairman of the board of directors, the general manager (Chief Executive Officer), any shareholder holding 5% or more of the company’s shares or voting rights, or the senior financial officer. We refer to each of the relationships set forth in this paragraph as an Affiliated Party. Under the Companies Law, “affiliation” includes:

●	an employment relationship;

●	a business or professional relationship maintained on a regular basis;

●	control; and

●	service as an office holder, excluding service as a director of a private company prior to the first offering of its shares to the public if such director was appointed as a director of the private company in order to serve as an external director following the initial public offering.

A “relative” is defined as a spouse, sibling, parent, grandparent, descendant, and a descendant, sibling or parent or the spouse of each of the foregoing.

An “office holder” is defined as a general manager, chief operating officer, executive vice president, vice president, director or manager directly subordinate to the general manager or any other person assuming the responsibilities of any of these positions regardless of that person’s title.

A person may not serve as an external director if that person or that person’s relative, partner, employer, a person to whom such person is subordinate (directly or indirectly) or any entity under the person’s control has a business or professional relationship with any entity that has an affiliation with any Affiliated Party, even if such relationship is intermittent (excluding insignificant relationships). Additionally, any person who has received compensation in breach of the Companies Law (excluding compensation from insignificant relationships) other than compensation permitted under the Companies Law may not continue to serve as an external director.

A person may not serve as an external director if that person’s position or other business activities create, or may create, a conflict of interest with the person’s service as a director or may otherwise interfere with the person’s ability to serve as a director.

If at the time any external director is appointed, all members of the board who are neither controlling shareholders nor relatives of controlling shareholders are the same gender, then the external director to be appointed must be of the other gender.

A director of a company shall not be appointed as an external director of another company if at such time a director of the other company is acting as an external director of the first company.

Until the lapse of two years from the termination of office, none of the company in which such external director served, its controlling shareholder or any entity under the control of such controlling shareholder may, either directly or indirectly, grant such former external director, or his or her spouse or child, any benefit, including via (1) the appointment of such former director or his or her spouse or his child as an office holder in the company or in an entity controlled by the company's controlling shareholder; (2) the employment of such former director, and (3) the engagement, either directly or indirectly, of such former director as a provider of professional services for compensation, including through an entity under his or her control. The same restrictions above apply to relatives other than a spouse or a child, but such limitations shall only apply for one year from the date such external director ceased to be engaged in such capacity.

External directors, who provided the Company with a declaration that they qualify to be external directors under the terms provided herein, are elected by a majority vote at a shareholders’ meeting, so long as either:

●	at least a majority of the shares held by shareholders who are not controlling shareholders and do not have personal interest in the appointment (excluding a personal interest that did not result from the shareholder’s relationship with the controlling shareholder) have voted in favor of the proposal (shares held by abstaining shareholders shall not be considered); or

●	the total number of shares of such shareholders voted against the election of the external director does not exceed 2% of the aggregate voting rights of our company.

“Control” - A shareholder is presumed to be a controlling shareholder if the shareholder holds 50% or more of the voting rights in a company or has the right to appoint the majority of the directors of the company or its general manager. With respect to certain matters, a controlling shareholder is deemed to include a shareholder that holds 25% or more of the voting rights in a public company if no other shareholder holds more than 50% of the voting rights in the company, but excludes a shareholder whose power derives solely from his or her position as a director of the company or from any other position with the company.

The Companies Law provides for an initial three-year term for an external director. Thereafter, an external director may be reelected by shareholders to serve in that capacity for up to two additional three-year terms, provided that either:

(i)	his or her service for each such additional term is recommended by one or more shareholders holding at least one percent (1%) (provided that the external director is not and has not been for a period of two years prior to such nomination an affiliated or competing shareholder (as defined in the Companies Law or the relative of such) of the company’s voting rights and is approved at a shareholders meeting by a disinterested majority, where the total number of shares held by non-controlling, disinterested shareholders voting for such reelection exceeds two percent (2%) of the aggregate voting rights in the company; or

(ii)	his or her service for each such additional term is recommended by the board of directors and is approved at a shareholders meeting by the same disinterested majority required for the initial election of an external director (as described above).

External directors may be removed only by the same special majority of shareholders required for their election or by a court, and in both cases only if the external directors cease to meet the statutory qualifications for their appointment or if they violate their duty of loyalty to our company. In the event of a vacancy created by an external director which causes the company to have fewer than two external directors, the board of directors is required under the Companies Law to call a shareholders meeting as soon as possible to appoint such number of new external directors in order that the company thereafter has two external directors.

External directors may be compensated only in accordance with regulations adopted under the Companies Law.

Any committee which is authorized to use a power of the board of directors, must have at least one External Director as a member.

Audit Committee

Under the Companies Law, the board of directors of any public company must establish an audit committee. The audit committee must consist of at least three directors and must include all of the external directors.

Under the Companies Law, the majority of members of the audit committee, as well as a majority of members present at audit committee meetings, must be an unaffiliated director (as defined below), at least one member must be an external director, and the audit committee chairman shall be an external director. In addition, the following are disqualified from serving as members of the audit committee: the chairman of the board, a controlling shareholder and his relatives, any director employed by the company or by its controlling shareholder or by an entity controlled by the controlling shareholder, a director who regularly provides services to the company or to its controlling shareholder or to an entity controlled by the controlling shareholder, and any director who derives the majority of his or her income from the controlling shareholder. Any persons disqualified from serving as a member of the audit committee may not be present at the audit committee meetings, unless the chairman of the audit committee has determined that the presence of such person is required to present a matter to the meeting or if such person qualifies under an available exemption in the Companies Law.

An “unaffiliated director” is defined under the Companies Law as an external director or a director who was declared as such in accordance with the Companies Law and who meets the following conditions: (1) satisfies the conditions for appointment as an external director (as described above) except for (a) the requirement that the director be an Israeli resident (which does not apply to companies such as ours whose securities have been offered outside of Israel or are listed outside of Israel) and (b) the requirement for accounting and financial expertise or professional qualifications and the audit committee has determined that such conditions have been met and (2) he or she has not served as a director of the company for more than nine consecutive years, with any interruption of up to two years in his or her service not being deemed a disruption in the continuity of such service.

The Company's audit committee, is comprised of Mr. Levenberg, Ms. Herman, and Mr. Gidansky.

The board of directors may resolve that the audit committee may acts as a committee for review of our financial statements as required under the Companies Law.

Under the Companies Law, our audit committee is responsible for:

(i)	determining whether there are deficiencies in the business management practices of our company, including in consultation with our internal auditor or the independent auditor, and making recommendations to the board of directors to improve such practices;

(ii)	determining whether to approve certain related party transactions (including transactions in which an office holder has a personal interest) and whether such transaction is extraordinary or material under Companies Law);

(iii)	Determining a competitive process for engagement in related party transactions prior to the Company's engagement is such transaction.

(iv)	where the board of directors approves the working plan of the internal auditor, to examine such working plan before its submission to the Board and proposing amendments thereto;

(v)	examining our internal controls and internal auditor’s performance, including whether the internal auditor has sufficient resources and tools to dispose of its responsibilities;

(vi)	examining the scope of our auditor’s work and compensation and submitting a recommendation with respect thereto to our board of directors or shareholders, depending on which of them is considering the appointment of our auditor; and

(vii)	Establishing procedures for the handling of employees’ complaints as to the management of our business and the protection to be provided to such employees.

The audit committee may not conduct any discussions or approve any actions requiring its approval, unless at the time of the approval a majority of the committee’s members are present, which majority consists of unaffiliated directors including at least one external director.

Compensation Committee

Under the Companies Law, the board of directors of a public company in Israel must appoint a Compensation Committee. The compensation committee must be comprised of at least three directors, including all of the external directors, who must constitute a majority of the members of the compensation committee. Each compensation committee member that is not an external director must be a director whose compensation does not exceed an amount that may be paid to an external director.

The compensation committee is subject to the same Israeli Companies Law restrictions as the audit committee as to

(a)	who may not be a member of the committee and (b) who may not be present during committee deliberations as described above.

The Company's compensation committee consists of Mr. Levenberg, Ms. Herman, and Mr. Gidansky.

The duties of the compensation committee include the recommendation to the company’s board of directors of a policy regarding the terms of engagement of office holders, to which we refer as a compensation policy. That policy must be adopted by the company’s board of directors, after considering the recommendations of the compensation committee, and will need to be brought for approval by the company’s shareholders.

The compensation policy must serve as the basis for decisions concerning the financial terms of employment or engagement of executive officers and directors, including exculpation, insurance, indemnification or any monetary payment or obligation of payment in respect of employment or engagement. The compensation policy must relate to certain factors, including advancement of the company’s objectives, the company’s business and its long-term strategy, and creation of appropriate incentives for executives. It must also consider, among other things, the company’s risk management, size and the nature of its operations. The compensation policy must furthermore consider the following additional factors:

●	the knowledge, skills, expertise and accomplishments of the relevant director or executive;

●	the director’s or executive’s roles and responsibilities and prior compensation agreements with him or her;

●	the relationship between the terms offered and the average and median compensation of the other employees of the company, including those employed through manpower companies;

●	the impact of disparities in salary upon work relationships in the company;

●	the possibility of reducing variable compensation at the discretion of the board of directors; and the possibility of setting a limit on the exercise value of non-cash variable compensation; and

●	as to severance compensation, the period of service of the director or executive, the terms of his or her compensation during such service period, the company’s performance during that period of service, the person’s contribution towards the company’s achievement of its goals and the maximization of its profits, and the circumstances under which the person is leaving the company. The compensation policy must also include the following principles;

●	the link between variable compensation and long-term performance and measurable criteria;

●	the relationship between variable and fixed compensation, and the ceiling for the value of variable compensation;

●	the conditions under which a director or executive would be required to repay compensation paid to him or her if it was later shown that the data upon which such compensation was based was inaccurate and was required to be restated in the company’s financial statements;

●	the minimum holding or vesting period for variable, equity-based compensation; and

●	maximum limits for severance compensation. The compensation policy must also consider appropriate incentives from a long-term perspective and maximum limits for severance compensation.

The compensation committee is responsible for (a) recommending the compensation policy to a company’s board of directors for its approval (and subsequent approval by the shareholders) and (b) duties related to the compensation policy and to the compensation of a company’s office holders as well as to matters related to approval of the terms of engagement of office holders, including recommending whether a compensation policy should continue in effect, if the then-current policy has a term of greater than three (3) years (approval of either a new compensation policy or the continuation of an existing compensation policy must in any case occur every three years);

●	recommending to the board of directors periodic updates to the compensation policy;

●	assessing implementation of the compensation policy; and

●	determining whether the compensation terms of the chief executive officer of the company need not be brought to approval of the shareholders.

Financial Statement Examination Committee

Under the Companies Law, the board of directors of a public company in Israel must appoint a financial statement examination committee, which consists of at least 3 members. All members of the committee shall be directors with the ability to read and understand financial statements, at least one member shall have accounting and financial expertise (both based on such directors declaration).

Mr. Levenberg, Ms. Herman, and Mr. Gidansky.

Under the Companies Law, the majority of members of the committee, as well as a majority of members present at committee meetings, must be an unaffiliated director (as defined below), at least one member must be an external director, and the audit committee chairman shall be an external director.

From time to time as necessary and required to approve our financial statements, the committee holds separate meetings, prior to the scheduled meetings of the entire board of directors regarding financial statement approval. The function of a financial statements examination committee is to discuss and provide recommendations to its board of directors (including the report of any deficiency found) with respect to the following issues: (1) estimations and assessments made in connection with the preparation of financial statements; (2) internal controls related to the financial statements; (3) completeness and propriety of the disclosure in the financial statements; (4) the accounting policies adopted and the accounting treatments implemented in material matters of the company; (5) value evaluations, including the assumptions and assessments on which evaluations are based and the supporting data in the financial statements.

The independent registered public accounting firm and our internal auditors are invited to attend all meetings of the committee.

						Non-Equity	Nonqualified
Name and					Warrant /	Incentive	Deferred	All Other
Principal				Stock	Option	Plan	Compensation	Compensation
Position	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	(1)	Total

Ronen Luzon - Chief Executive Officer and Director	2015	$0	0	0	0	0	0	0	$0
Uri Ben-Or - Chief Financial Officer	2015	$51	0	0	0	0	0	0	$51
Eli Walles - Chairman of the Board	2015	$81	0	0	0	0	0	0	$81
Oded Shushan - Chief technical office	2015	$82	0	0	0	0	0	0	$82
Billy Pardo - VP of Products	2015	$85	0	0	0	0	0	0	$85
Shoshana Herman - Director	2015	$14	0	0	0	0	0	0	$14
Zeev Levenberg - External Director	2015	$17	0	0	0	0	0	0	$17
Moshe Gidansky - External Director	2015	$16	0	0	0	0	0	0	$16

None of our named executive officers held options or other unvested equity awards as of December 31, 2015.

Comments:

All numbers are in thousands of dollars

Compensation of Directors

We currently compensate our directors in cash – see chart above.

Item 12 - Security Ownership of Certain Beneficial Owners and management and Related Stockholder matters

The following table lists, as of December 31, 2015, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; and (ii) each officer and director of our Company; Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class
Shoshana Zigdon	Common	3,500,000	22.86%
Ronen Luzon	Common	1,755,950	11.47%
Israel Levi	Common	1,508,183	9.85%
Boaz Yelinevich	Common	771,850	5.04%

Directors and Officers
Eli Walles		0	0
Ronen Luzon	common	1,755,950	11.47%
Uri Ben Or		0	0
Billy Pardo		0	0
Oded Shohan		0	0
Zeev Lavenberg		0	0
Moshe Gedansky		0	0
Shoshana Herman		0	0

Item 13 Certain Relationships and Related Transactions, and Director Independence

Prior to and during 2013 Asher Shmuelevitch a former controlling shareholder loaned the Company $268,000. These loans bear no interest and have no maturity date. On January 5, 2014, an amount of $ 71,000 of the loan balance was converted to 2,487,000 Common stock of the Company, at a conversion price of 0.1 NIS. The rest of the loan balance was waived to the Company by its controlling stockholders.

Material Agreements

Agreement for the acquisition of rights in the venture between the company and Shoshana Zigdon (hereinafter – "Shoshana" or the "Seller")

A shareholders' meeting on January 2014, approved the company's engagement with Shoshana in an agreement for the acquisition of rights in a venture for the accumulation of physical data of human beings by portable electronic devices (including smart phones, tablets and other portable devices) for the purpose of locating, based on the accumulated data, articles of clothing in internet apparel stores, which will fit the person whose measurements were so accumulated (the "Agreement" and the "Venture", respectively).

As of the date of the Agreement, within the framework of the Venture, an application for the registration of patent, the details of which are specified in line 1 of patents' table in Item 1 (sub item patents) above, was filed on January 20, 2013 (the "Method" and the "Patent Application", respectively).

In consideration for the acquisition of the Sold Assets, the Company undertook to pay the Seller 18% of the Company's operating profit, arising directly or indirectly from the Venture and/or the Method and/or the commercialization of the Patent (to the extent registered) together with VAT under the law (the "Royalties" or the "Consideration") during a period of 7 years from the termination of the development period of the Venture.*

Seller's right to receive Royalties will apply even in the event the Patent is revoked/rejected/expires and/or not accepted for any reason whatsoever. Down payments on account of the Royalties will be paid to the Seller once quarterly, within 14 days from the approval of the reviewed financial reports of the Company, with the exception of the fourth quarter which will be paid after the approval of the audited financial reports of the Company. Payment will be made against a duly issued tax invoice as prescribed by law. Royalty adjustments will be made according to the Company's annual audited financial reports.

The Seller will be entitled to re-purchase the Sold Assets (the Venture, the Method and the Patent) from the Company upon the occurrence of one or more of the following events: (a) an application was filed for the dissolution of the Company and/or for the appointment of a receiver for the Company and/or for a substantial part of its assets and/or an attachment was imposed on a substantial part of the Company's assets, and the application or attachment – as the case may be – were not canceled within 60 (sixty) days from the date on which they were filed; or (b) if upon the termination of 7 years from the date of execution of the Agreement, the entire aggregate income of the Company, arising directly and/or indirectly from the Venture and/or the Method and/or the commercialization of the Patent was lower than 3.6 million. Sellers right to repurchase the Sold Assets from the Company will be at market price which will be determined by an external and independent assessor the identity of whom shall be mutually agreed upon by the parties.

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

Intellectual Property: Developments, improvements knowledge and know-how developed and/or accumulated by the Company after the execution of the Agreement will be owned by the Company.

Non compete Undertaking: The Seller undertook not to compete, directly or indirectly, with the Company in connection with the Sold Assets and/or the Venture and/or the Method for a period of 7 years from the end of the development period of the Venture.

This was a related party transaction because at the time that Ms. Zigdon’s royalty agreement was put to a vote by the shareholders of the Company she was also a beneficial owner of over 20% of the Company. Therefor she was deemed a Related Party.

*According to the contract with Ms. Zigdon the 18% will be paid only from the Company’s revenues, thus the “termination of the development period of the Venture” will be finished once the products will be matured and ready for the market whereby the day the Company will start to receive revenue from the product that day will be considered the “termination of the development period of the Venture” and for a period of 7 years from such date Ms. Zigdon will be entitled to receive 18% of the company’s operating profit.

Item 14 - Principal Accounting Fees and Services

Our principal independent accountant is Weinberg & Baer LLC. Their pre-approved fees billed to the Company are set forth below:

Add audit fees Audit fees for 2015 and 2014 were $20,500 and $20,000, respectively.

Item 15 - Exhibits, Financial Statement Schedules

(a) Financial Statements

The financial statements required by this Item are included beginning at page F-1.

(b)  Exhibits

3.1	Certificate of Incorporation
3.2	Bylaws
10.1	In Situ Trucco agreement
10.2	Venture Agreement with Shoshana Zigdon
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

My Size, Inc.

Date: March 3, 2016	By:	/s/ Ronen Luzon
Ronen Luzon
Chief Executive Officer (Principal Executive Officer) Secretary Treasurer

Date: March 3, 2016	By:	/s/ Uri Ben Or
Uri Ben Or
Chief Financial Officer (Principal Financial Officer)

