Form 10-K/A
period 2015-12-31
My Size, Inc.
filed 2016-03-29
CIK 1211805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Number of shares of common stock outstanding as of December 31, 2015 was 15,313,793

DOCUMENTS INCORPORATED BY REFERENCE – NONE

Explanatory Note

This Amendment 1 to Form 10-K for the year ended December 31, 2015, amends our Form 10-K for the period ended December 31, 2015 which was originally filed on March 4, 2016 (the “Original 10-K”). This amendment is solely being filed to eliminate the “going concern qualification” on the Report of the Independent Registered Public Accounting Firm and a related revision to Note 1c to the company’s Consolidated Financial Statements. Except for such amendments, the Original 10-K has not been amended or modified and does not reflect any other changes

Item 1. Business

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

Respectfully submitted,

/s/  Weinberg & Baer LLC

Weinberg & Baer LLC

Baltimore, Maryland

March 1, 2016, except for Note 1c, as to which the date is March 27, 2016.

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

c.	During the year ended December 31, 2015, the Company continues to incur losses and negative cash flows from operating activities amounting to $ 3,437 and $ 1, 439, respectively. These conditions raise substantial doubts about the Company’s ability to continue as a going concern. The Company’s ability to continue to operate is dependent upon raising additional funds to finance its activities. Subsequent to the balance sheet date the Company raised sufficient funds to meet its expected obligations for 2016 and therefore has alleviated the conditions which raised doubt about the Company’s ability to continue as a going concern.

d.	The Company operates in one reportable segment and all of its long-lived assets are located in Israel.

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

Item 15 - Exhibits, Financial Statement Schedules

(a) Financial Statements

The financial statements required by this Item are included beginning at page F-1.

(b)  Exhibits

3.1	Certificate of Incorporation*
3.2	Bylaws*
10.1	In Situ Trucco agreement*
10.2	Venture Agreement with Shoshana Zigdon*
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted Section 302 of the Sarbanes-Oxley Act of 2002. **
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted Section 302 of the Sarbanes-Oxley Act of 2002. **
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Schema**
101.CAL	XBRL Taxonomy Calculation Linkbase**
101.DEF	XBRL Taxonomy Definition Linkbase**
101.LAB	XBRL Taxonomy Label Linkbase**
101.PRE	XBRL Taxonomy Presentation Linkbase**

* Incorporate by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 4, 2016.

** Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

My Size, Inc.

Date: March 29, 2016	By:	/s/ Ronen Luzon
Ronen Luzon
Chief Executive Officer (Principal Executive Officer) Secretary Treasurer

Date: March 29, 2016	By:	/s/ Uri Ben Or
Uri Ben Or
Chief Financial Officer (Principal Financial Officer)