Form 10-Q
period 2016-03-31
My Size, Inc.
filed 2016-05-23
CIK 1211805

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2106

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

May 23, 2016

Common Voting Stock: 15,313,793

MY SIZE, INC.

INDEX TO FORM 10-Q FILING

FOR THE THREE MONTHS ENDED MARCH 31, 2016

TABLE OF CONTENTS

		PAGE
PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	2
	Condensed Consolidated Balance Sheets	3
	Condensed Consolidated Statements of Comprehensive Income (Loss)	4
	Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficiency)	5-6
	Condensed Consolidated Statements of Cash Flows	7
	Notes to Condensed Consolidated Financial Statements	8 -19
Item 2.	Management Discussion & Analysis of Financial Condition and Results of Operations	20
Item 4.	Controls and Procedures

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3.	Defaults Upon Senior Securities	33
Item 4.	Mining Safety Disclosures	33
Item 5	Other information	33
Item 6.	Exhibits	33

CERTIFICATIONS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

PART I

FINANCIAL INFORMATION

The accompanying interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.  Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Company's Form 10-K filed on March 29, 2016.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that can be expected for the year ending December 31, 2016.

1

MY SIZE INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2016

U.S. DOLLARS IN THOUSANDS

INDEX

Page

Condensed Consolidated Balance Sheets	3

Condensed Consolidated Statements of Comprehensive Income (Loss)	4

Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficiency)	5-6

Condensed Consolidated Statements of Cash Flows	7

Notes to Condensed Consolidated Financial Statements	8 - 19

MY SIZE INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share data) (Unaudited)

	March 31,	December 31,
	2016	2015

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$425	$919
Other receivables and prepaid expenses	144	124
Investment in marketable securities	1,012	1,808
Put Options – DIMN shares	989	764
Restricted cash	64	62

Total current assets	2,634	3,677

PROPERTY AND EQUIPMENT, NET	72	61

Total assets	$2,706	$3,738

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Short-term convertible loans	$3,930	$3,470
Accounts payable	215	141
Other accounts payables	62	52
Derivative liabilities - embedded conversion options	14	1,239
Warrants to purchase common stock	9	1,449
Deferred revenue	10	-

Total current liabilities	4,240	6,351

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY):
Capital stock -
Common stock of $ 0.001 par value - Authorized: 50,000,000 shares; Issued and outstanding: 15,313,793	15	15
Additional paid-in capital	5,844	4,853
Available for sale reserve	-	(67)
Accumulated other comprehensive loss	(194)	(104)
Accumulated deficit	(7,199)	(7,310)

Total stockholders' equity (deficiency)	(1,534)	(2,613)

Total liabilities and stockholders' equity (deficiency)	$2,706	$3,738

The accompanying notes are an integral part of the consolidated financial statements.

MY SIZE INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

U.S. dollars in thousands (except share data and per share data) (Unaudited)

	Three-Months Ended March 31,
	2016	2015

Operating expenses:
Research and development	$177	$36
Marketing, General and administrative	326	306

Total operating expenses	503	342

Operating loss	(503)	(342)

Financial income (expense), net	614	(22)

Net income (loss)	$111	$(364)

Other comprehensive income (loss):
Gain on available for sale securities	67	-

Foreign currency translation differences	(90)	(7)

Total comprehensive income (loss)	$88	$(371)

Basic earnings (loss) per share	0.01	(0.02)
Diluted loss per share	0.05	(0.02)

Basic weighted average number shares outstanding	15,313,793	15,313,793
Diluted weighted average number shares outstanding	15,492,659	15,313,793

The accompanying notes are an integral part of the consolidated financial statements.

MY SIZE INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIENCY)

U.S. dollars in thousands (except share data) (Unaudited)

	Common stock		Additional paid-in	Available for sale	Accumulated other comprehensive	Accumulated	Total stockholders' equity
	Number	Amount	capital	reserve	income (loss)	Deficit	(deficiency)

Balance as of January 1, 2016	15,313,793	$15	$4,853	$(67)	$(104)	$(7,310)	$(2,613)

Total comprehensive gain	-	-	-	-	(90)	111	21
Stock-based compensation related to options granted to consultants	-	-	(50)	-	-	-	(50)
Gain on marketable securities	-	-	-	67	-	-	67
Warrants reclassified to equity as a result of amended exercise price currency	-	-	1,041	-	-	-	1,041
Balance as of March 31, 2016	15,313,793	$15	$5,844	$-	$(194)	$(7,199)	$(1,534)

The accompanying notes are an integral part of the consolidated financial statements.

MY SIZE INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIENCY)

U.S. dollars in thousands (except share data) (Unaudited)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders' equity
	Number	Amount	capital	income (loss)	Deficit	(deficiency)

Balance as of January 1, 2015	15,313,793	$15	$4,455	$(119)	$(3,873)	$478

Stock-based compensation related to options granted to consultants	-	-	95	-	-	95
Total comprehensive loss	-	-	-	(7)	(364)	(371)
Balance as of March 31, 2015	15,313,793	$15	$4,550	$(126)	$(4,237)	$202

The accompanying notes are an integral part of the consolidated financial statements.

MY SIZE INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands (Unaudited)

	Three-Months Ended March 31,
	2016	2015
Cash flows from operating activities:

Net income (loss)	$111	$(364)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	5	1
Valuation of warrants and derivatives	(614)	-
Accrued interest on loans	-	2
Valuation of warrant to purchase Common stock	-	22
Stock based compensation	(50)	96
Decrease (increase) in other receivables and prepaid expenses	(15)	35
Increase (decrease) in accounts payable	56	(29)
Increase in deferred revenue	10	-
Increase in other accounts payable	18	18

Net cash used in operating activities	(479)	(219)

Cash flows from investing activities:

Purchase of property and equipment	(13)	(9)

Net cash used in investing activities	(13)	(9)

Cash flows from financing activities:

Issuance of Common stock, net	-	-

Net cash provided by financing activities	-	-

Effect of exchange rate changes on cash and cash equivalents	(2)	(9)

Decrease in cash and cash equivalents	(494)	(237)
Cash and cash equivalents at the beginning of the period	919	645

Cash and cash equivalents at the end of the period	$425	$408

Non cash transactions
Warrants reclassified to equity as a result of amended exercise price currency	$1,041	$-

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

In Such an event, seller may repurchase the property being sold at a market price to be determined by an external and independent valuation consultant, who shall be chosen by agreement by the parties, and the audit committee shall conduct the negotiations on behalf of the company to determine the identity of the consultant. In the absence of agreement on the identity of the consultant, the consultant shall be appointed by the president of the Institute of Certified Public Accountants in Israel. If one of the parties appeals against the valuation, with the company's decision to appeal being made by the audit committee of the company, the parties shall approach another agreed consultant from one of the four large accounting firms in Israel (and in the absence of agreement he shall be chosen by the president of the Institute of Certified Public Accountants) and an average shall be taken of the two valuations which are received. The parties shall bear the consultants' fees and all the expenses of the valuation in equal shares.

MY SIZE INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data) (Unaudited)

NOTE 1:-  GENERAL (Cont.)

c.	During the period ended March 31, 2016, the Company continues to incur losses from operations and negative cash flows from operating activities amounting to $ 503 and $ 479, respectively. These conditions raise substantial doubts about the Company’s ability to continue as a going concern. The Company’s ability to continue to operate is dependent upon raising additional funds to finance its activities. The Company raised sufficient funds to meet its expected obligations for the next twelve months and therefore has alleviated the conditions which raised doubt about the Company’s ability to continue as a going concern.

d.	The Company operates in one reportable segment and all of its long-lived assets are located in Israel.

e.	The accompanying unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements are comprised of the financial statements of the Company and its subsidiaries collectively referred to as the Company. In management's opinion, the interim financial data presented includes all adjustments necessary for a fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by U.S. generally accepted accounting principles has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2016.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto for the year ended December 31, 2015.

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

NOTE 2:-  SIGNIFICANT ACCOUNTING POLICIES (Cont.)

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

The Company's property and equipment are reviewed for impairment in accordance with ASC 360, "Property Plant and Equipment", whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs. During the periods ended March 31, 2015 and December 31, 2015, no impairment losses have been identified.

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

The Company accounts for income taxes in accordance with ASC 740, "Income Taxes". This Statement prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value. As of March 31, 2016 and December 31, 2015, a full valuation allowance was provided by the Company.

The Company implements a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% (cumulative basis) likely to be realized upon ultimate settlement. The Company believes that its tax positions are all highly certain of being upheld upon examination. As such, as of March 31, 2016 and December 31, 2015 the Company has not recorded a liability for uncertain tax positions.

MY SIZE INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data) (Unaudited)

NOTE 2:-  SIGNIFICANT ACCOUNTING POLICIES (Cont.)

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

NOTE 2:-  SIGNIFICANT ACCOUNTING POLICIES (Cont.)

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

March 31, 2016
Fair value hierarchy
	Level 1	Level 2	Level 3
Financial assets

Investment in marketable securities	1,012	-	-

Put Options – DIMN shares	-	989	-

March 31, 2016
Fair value hierarchy
	Level 1	Level 2	Level 3
Financial liabilities

Warrants	-	9	-

Derivative liabilities - embedded conversion options	-	14	-

MY SIZE INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data) (Unaudited)

NOTE 2:-  SIGNIFICANT ACCOUNTING POLICIES (Cont.)

December 31, 2015
Fair value hierarchy
	Level 1	Level 2	Level 3
Financial assets

Investment in marketable securities	1,808	-	-

Put Options – DIMN shares	-	764	-

December 31, 2015
Fair value hierarchy
	Level 1	Level 2	Level 3
Financial liabilities

Warrants	-	1,449	-

Derivative liabilities embedded conversion options	-	1,239	-

l.	Convertible promissory notes:

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

Basic net income (loss) per share is computed based on the weighted average number of Common stock outstanding during each year. Diluted net income per share is computed based on the weighted average number of Common stock outstanding during each year plus dilutive potential equivalent Common stock considered outstanding during the year, in accordance with ASC 260, "Earnings per Share". For the three months ended March 31, 2016 all outstanding options and warrants have been excluded from the calculation of the diluted net loss per share since their effect was anti-dilutive.

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

NOTE 2:-  SIGNIFICANT ACCOUNTING POLICIES (Cont.)

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

NOTE 3:-  STOCK BASED COMPENSATION

The stock based expense recognized in the financial statements for services received from employees and non-employees is shown in the following table:

	Three-Months Ended March 31,
	2016	2015

Marketing	$(50)	$96

	$(50)	$96

MY SIZE INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data) (Unaudited)

NOTE 4:- CONTINGENCIES AND COMMITMENTS

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

It is more likely than not that the Company will be required to register the shares. However, this assessment may change after the parties present their arguments to the court. In addition, at this stage of the proceedings, the Company is unable to quantify and assess the risk inherent in the claim for financial relief.

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

Under the agreement, the investor were entitled to convert the loan amounts granted to the Company into common shares of the Company with US $ 0.001 par value each, at a price per share equal to the amount of NIS 0.97. If the loans were not converted into the Company shares, the loan was to be repaid one year after the date of the loan agreement plus annual interest of 10%.

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

The financial statements as of March 31, 2016 include a provision for the loan at its original amount including accrued interest.

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

d.	On January 16, 2014, the Company received from the legal counsel of one of its shareholders a demand letter for the payment of about 1.4 million US Dollars as compensation for alleged breaches by several parties including the Company and its previous controlling shareholder (who is not the current controlling shareholder of the Company) of an allotment agreement between the Company and its previous controlling shareholder and shareholders of Metamorefix. The execution of the allotment agreement was completed in December 2011 and thereafter, in January 2013, the entire share capital of Metamorefix was sold by the Company .

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

NOTE 4:-  CONTINGENCIES AND COMMITMENTS (Cont.)

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

MY SIZE INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data) (Unaudited)

NOTE 5:-  SIGNIFICANT EVENTS DURING THE REPORTING PERIOD

A.	On January 25,2016 the the warrants granted to all of the investors since February 2015 were amended. The exercise price of the warrants was changed from $4.50 USD to 18 NIS so that the exercise price is the same as the functional currency of the Company. This amendment of the exercise price to NIS changes the accounting for the warrants in accordance with ASC 470 and the warrants are recorded as additional paid-in-capital. When the warrant exercise price was in US dollars, which is not the Company’s functional currency, the accounting rules required the Company to record the warrant option as a liability.

B.	In November, 2015 the Company entered into collaboration agreement with Israel's largest private courier under which the parties will collaborate to develop an application based on the company's technology, which will allow the end customer to measure the size of packages intended for shipment using the app. The collaboration agreement is for a period of six months which may be extended by agreement of both parties or terminated by either party with prior notice of 14 days.

On March 16, 2016, the Company announced that it has completed the initial development of the app on Android and iOS devices. The app has the ability to scan three-dimensional, photo and obtain data on the time and location of the user. It should be clarified that this is not the final version of the application and that the Company and the shipping company continue to collaborate for further development and application suitability.

C.	On March 4, 2016 the Company entered into a collaboration agreement and license with LSY International, Inc., a private company incorporated in the United States and which, among other things, sells luxury clothes made of fur, cashmere, alpaca, and berling under the brand name
"Yudovsky".

Under the agreement, the parties will cooperate for the purpose of integrting the company's measurement technology and computerized information systems of LSY. The agreement stipulates that the integration of these technologies, will be completed within four months from the date of the agreement.

According to the agreement the Company shall be entitled to a total of 7.5% of every sale by LSY, and LSY company will pay a monthly sum of US $ 2.5 for maintenance fees and services that the company will provide.

As the Company successfully completes integration of the technology into LSY’s systems and subject to the limitations set forth in the agreement, the Company will grant to LSY exclusive license to use the technology in the field of luxury clothing made of: fur, cashmere, alpaca and burling. The exclusive license will be awarded to LSY as long as the company will have a minimal income from the agreement as follows:

1) Minimum income of US $ 1 million at the end of the first period of 24 months from the effective date, and

2) Minimum income of $ 5 million at the end of each subsequent year.

Under the agreement, LSY will pay the Company $100 in fees for establishment and implementation of technology systems as follows:

1) $ 10 upon signing the agreement.

2) $30 upon start of implementation.

3) $20 upon completion of implementation.

4) $40 upon completion of testing and monitoring implementation.

As of the reporting date the Company received $10 in accordance with the terms of the agreement, which was recorded as deferred revenue until the fulfillment of conditions for revenue recognition.

MY SIZE INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data) (Unaudited)

NOTE 6:-  SUBSEQUENT EVENTS

a.	On May 16, 2016, the Company appointed a trustee with respect to investment funds of $3.45 million according to investor agreements signed in December 2015 and February 2016. The trustee is required to transfer the funds to the Company on demand of the company.

b.	In May, 2016 the Company signed amendments to convertible loan agreements totaling US $ 7.35 million to extend the maturity dates to March 31, 2018. The original maturity date of the convertible loans was March, 2016.

c.	On May 19, 2016, the Company signed an addendum to the investment of 15 April 2015, in which the investor is obligated to transfer additional US publicly traded shares to the Company so that the value of these shares plus 3,616,667 shares of DIAMANTE MINERALS INC, which were transferred to the company on 11 August 2015, will be $ 2 million.

d.	In May 2016 the Board of Directors approved the Company's offers with private investors for convertible loan agreements whereby the investors will provide a loan for a total amount of $1,055, which does not bear interest, and which is convertible into common shares of the Company. The loans are convertible into 301,426 shares until March 31, 2018 at an exercise price of $3.50 per share. In addition, the Company will issue non-negotiable warrants convertible into 301,426 ordinary shares of the Company until March 31, 2018 at an exercise price of NIS 18 per share.

e.	Pro-forma equity

The following proforma consolidated balance sheet is based on the March 31, 2016 balance sheet with adjustments for additional convertible loan investments in the amount of $4,505 and the automatic conversion of the convertible loans to equity upon listing on a national securities exchange in the United States.

Assets	$7,210

Liabilities	392

Stockholders' equity	6,818

Total liabilities and stockholders' equity	$7,210

The effect on equity of conversion of the convertible loans is an increase of $8,352. This amount includes the $3,848 convertible loan liability as of March 31, 2016 and additional new investments of $4,505.

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

Three months Ended March 31, 2016 Compared to Three months Ended March 31, 2016

Research and Development Expenses

Our research and development expenses for the Three-Months Ended March 31, 2016 amounted to USD 177K compared to USD 36K for the Three-Months Ended March 31 2015. The increase primarily results from increased subcontractors expenses due to new engagement with client.

Marketing, General and Administrative Expenses

Our marketing, general and administrative expenses for the Three -Months Ended March 31, 2016 amounted to USD 326K compared to USD 306K for the Three -Months Ended March 31, 2015.

Operating loss

The net loss of the Three-Months Ended March 31, 2016 amounted to USD 503K compared to USD 342K for the Three-Months Ended March 31, 2015.

The net loss of the Three-Months Ended March 31, 2016 include non-cash expenses (share based compensation) in the amount of USD 50K, irregular legal expenses in the amount of USD 37K and expenses related to the listing in USA and in UK in the amount of USD 45K.

Financial income and expense, net

Our financial income for the Three-Months Ended March 31, 2016 amounted to USD 614K compared to financial expense of USD 22K for the Three-Months Ended March 31, 2015. The increase in financial income compared to last year is due primarily to valuation of the warrants.

Net Loss from continuing operations

As a result of the foregoing research and development, marketing general and administrative expenses, and valuation of options, our net gain for the Three-Months Ended March 31, 2016 was USD 111K, compared to our net loss for the Three-Months Ended March 31, 2015 of USD 364K. The main reason for the change is the financial income mainly derived from the valuation of warrants.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private offerings of our equity securities in Israel.

As of March 31, 2016, we had cash and cash equivalents of USD 425K as compared to USD 919K as of March 31, 2015. The decrease in cash balances is due to cash used for operating activities during the period.

We had negative cash flow from operating activities of USD 479K for the Three-Months Ended March 31, 2016, compared with negative cash flow from operating activities of USD 219K for the Three-Months Ended March 31, 2015.

We had negative cash flow from investing activities of USD 13K for the Three-Months Ended March 31, 2016, compared with negative cash flow from investing activities of USD 9K for the Three-Months Ended March 31, 2015. The negative cash flow for represents purchase of equipment.

We have not recorded any financing activities for the Three-Months Ended March 31, 2016 and for the same period last year.

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

Selected Financial Data update numbers

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

	Three-Months Ended March 31,
	2016	2015

Operating expenses:
Research and development	$177	$36
Marketing, General and administrative	326	306

Total operating expenses	503	342

Operating loss	(503)	(342)

Financial income (expense), net	614	(22)
Net income (loss) from continuing operations	$111	$(364)

Other comprehensive income (loss):
Gain on available for sale securities	67	-
Foreign currency translation differences	(90)	(7)

Total comprehensive income (loss)	$88	$(371)

Basic earnings (loss) per share	$0.01	$(0.02)

Diluted earnings (loss) per share	$(0.05)	$(0.02)

Basic weighted average number shares outstanding	15,313,798	15,313,798
Diluted weighted average number shares outstanding	15,492,659	15,313,798

	March 31, 2016	March 31, 2015
Statement of financial position
Cash and cash equivalents	425	919
Other accounts receivable	144	124
Investment in marketable securities	1,012	1,808
Put Options	989	764
Restricted cash	64	62
Property and equipment, net	72	61
Total assets	2,706	3,738

Short-term convertible loans	3,930	3,470
Accounts payable	215	141
Other accounts payables	62	52
Derivative liabilities - embedded conversion options	14	1,239
Warrants	9	1,449
Deferred revenue	10	-
Total liabilities	4,240	6,351
Total shareholders’ deficiency	(1,534)	(2,613)
Total liabilities and shareholders’ deficiency	2,706	3,738

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

a.	On December 27, 2015, the Company received a new claim. The defendants are the Company itself, all the members of the Board of Directors, Mrs. Shoshana Zigdon, a shareholder and related party in the Company, as well as two additional defendants who are not among the members of the Board of Directors of the Company, and are not shareholders. The cause of the claim is that the plaintiff alleges that the Company violated its obligation to register the shares for trade with the Stock Exchange, causing a total of 2,622,500 NIS damage. The plaintiff seeks relief against the defendants through financial compensation at the rate of the aforementioned alleged damage; additional compensation of 400,000 NIS due to mental anguish; and if and to the extent that until the time the plaintiff can sell its shares on the Stock Exchange (hereinafter: "the exercise date "), the rate of a Company share will rise above the amount of 20.98 NIS (hereinafter: "the base rate"), an additional amount at the rate of the difference between the base rate and the highest rate of a Company share between the time the claim was submitted and the exercise date; and also court costs and attorney's fees of the plaintiff.

It is more likely than not that the Company will be required to register the shares. However, this assessment may change after the parties present their arguments to the court. In addition, at this stage of the proceedings, the Company is unable to quantify and assess the risk inherent in the claim for financial relief.

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

Under the agreement, the investor were entitled to convert the loan amounts granted to the Company into common shares of the Company with US $ 0.001 par value each, at a price per share equal to the amount of NIS 0.97. If the loans were not converted into the Company shares, the loan was to be repaid one year after the date of the loan agreement plus annual interest of 10%.

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

The financial statements as of March 31, 2016 include a provision for the loan at its original amount including accrued interest.

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

d.	On January 16, 2014, the Company received from the legal counsel of one of its shareholders a demand letter for the payment of about 1.4 million US Dollars as compensation for alleged breaches by several parties including the Company and its previous controlling shareholder (who is not the current controlling shareholder of the Company) of an allotment agreement between the Company and its previous controlling shareholder and shareholders of Metamorefix. The execution of the allotment agreement was completed in December 2011 and thereafter, in January 2013, the entire share capital of Metamorefix was sold by the Company ..

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

ITEM 1A.  RISK FACTORS

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

Further, the market price of our common stock could decline as a result of the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

No activity during this period.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended March 31, 2016.

ITEM 4.  MINING SAFETY DISCLOSURES

N/A

ITEM 5.  OTHER INFORMATION

On May 18 2016 the company nominated and appointed Mr. Or Kles CPA MBA to hold the office of chief financial officer (CFO) of the company. Mr. Kles replaced Mr. Uri Ben Or as the company's CFO. Below Please find a summary of Mr. Kles resume and his contract info.

Mr. Kles is a CPA with a broad, diverse financial background, and a proven track record in driving forward finance related efforts. In recent years, Or has been seeing through planning, budgeting, forecasting, tax, and auditing processes. Or holds an MBA and a BA in Business Management and Accounting (specializing in financing). During the 5 years prior to his employment by the Company, served at the financial department of Shikun and binui- Solel boneh infrastructure LTD and as an associate at KPMG.

Position	Name	Age	Compensation	Member of Committees	Bio

CFO	Or Kles	33 (February 9, 1983)	Received 8,400 USD (32,500 NIS gross) in 2016 compensation

Mr. Kles is a CPA with a broad, diverse financial background, and a proven track record in driving forward finance related efforts.

In recent years, Or has been seeing through planning, budgeting, forecasting, tax, and auditing processes. Or holds an MBA and a BA in Business Management and Accounting (specializing in financing).

During the 5 years prior to his employment by the Company, served at the financial department of Shikun and binui- Solel bonhe infrastructure LTD and as an associate at KPMG

ITEM 6.  EXHIBITS

Exhibits filed herein for March 31, 2016.

Exhibits

Exhibit Number	Description of Exhibits
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant	My Size, Inc.

Date: May 23, 2016	By:	/s/ Ronen Luzon
Ronen Luzon
Chief Executive Officer (Principal Executive Officer) Secretary Treasurer

Registrant	My Size, Inc.

Date: May 23, 2016	By:	/s/ Or Kles
Or Kles
Chief Financial Officer (Principal Financial Officer)

