Form 10-Q
period 2016-06-30
My Size, Inc.
filed 2016-08-15
CIK 1211805

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2106

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File No. 001-37370

MY SIZE, INC.

(Exact name of registrant as specified in its charter)

Delaware	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

3 Araya St., pob 1026, Airport City, Israel, 7010000

(Address of principal executive offices)

+972-3-600-9030

Registrant’s telephone number, including area code:

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 16,842,361 shares of common stock, par value $0.001 as of August 12, 2016.

MY SIZE, INC.

INDEX TO FORM 10-Q FILING

FOR THE THREE MONTHS ENDED JUNE 30, 2016

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

My Size Inc. and Subsidiaries

Condensed Interim Consolidated

Financial Statements

As of June 30, 2016

U.S. Dollars in Thousands

1

My Size Inc.

Condensed Interim Consolidated Financial Statements as of June 30, 2016 (Unaudited)

Contents

Page

Condensed Consolidated Balance Sheets	3

Condensed Consolidated Statements of Comprehensive Loss	4

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)	5

Condensed Consolidated Statements of Cash flows	7

Notes to Condensed Consolidated Financial Statements	8 - 17

My Size Inc.

Condensed Consolidated Balance Sheets

U.S. dollars in thousands (except share data)

	June 30,	December 31,
	2016	2015
	(Unaudited)	(Audited)
	$ thousands	$ thousands

Assets
Current Assets:
Cash and cash equivalents	98	919
Other receivables and prepaid expenses	130	124
Investment in marketable securities	-	1,808
Put Options – DIMN shares	-	764
Restricted cash	63	62

Total current assets	291	3,677

Marketable securities	1,519	-
Property and equipment, net	74	61

Total assets	1,884	3,738

Liabilities and stockholders’ equity (deficiency)
Current liabilities
Short-term convertible loans	-	3,470
Accounts payable	250	141
Other accounts payable	169	52
Derivative liabilities - embedded conversion options	618	1,239
Warrants to purchase common stock	33	1,449
Deferred revenue	10	-

Total current liabilities	1,080	6,351

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIENCY):
Capital stock -
Common stock of $ 0.001 par value - Authorized: 50,000,000 shares; Issued and outstanding: 15,313,793	15	15
Additional paid-in capital	11,155	4,853
Available for sale reserve	527	(67)
Accumulated other comprehensive loss	(187)	(104)
Accumulated deficit	(10,706)	(7,310)
Total stockholders' equity (deficiency)	804	(2,613)
Total liabilities and stockholders' equity (deficiency)	1,884	3,738

The accompanying notes are an integral part of the consolidated financial statements.

My Size Inc.

Condensed Consolidated Statements of Comprehensive Loss

U.S. dollars in thousands (except share data and per share data)

	Six months ended June 30,		Three months ended June 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$ thousands	$ thousands	$ thousands	$ thousands
Operating expenses
Research and development	328	105	151	69
Marketing, General and administrative	925	764	599	458

Total operating expenses	1,253	869	750	527
Operating loss	(1,253)	(869)	(750)	(527)
Financial income (expense), net	(2,143)	(388)	(2,757)	(366)

Net loss from continuing operations	(3,396)	(1,257)	(3,507)	(893)

Other comprehensive loss:

Gain on available for sale securities	594	-	527	-
Foreign currency translation differnces	(83)	(18)	7	(11)

Total comprehensive loss	(2,885)	(1,275)	(2,973)	(904)

Basic loss per share	(0.22)	(0.08)	(0.23)	(0.06)
Diluted loss per share	(0.22)	(0.08)	(0.23)	(0.06)
Basic weighted average number shares outstanding	15,313,798	15,313,798	15,313,798	15,313,798

Diluted weighted average number of shares outstanding	15,313,798	15,313,798	15,313,798	15,313,798

The accompanying notes are an integral part of the interim financial statements.

My Size Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficiency) (Unaudited)

U.S. dollars in thousands (except share data)

					Accumulated		Total
	Common stock		Additional paid-in	Available for sale	other comprehensive	Accumulated	Stockholders’ equity
	Number	Amount	capital	reserve	income (loss)	deficit	(deficiency)

Balance as of January 1, 2016	15,313,793	15	4,853	(67)	(104)	(7,310)	(2,613)

Total comprehensive loss	-	-	-	594	(83)	(3,396)	(2,885)
Stock-based compensation related to options granted to consultants	-	-	6	-	-	-	6

Convertible loans converted to equity	-	-	5,255	-	-	-	5,255
Warrants reclassified to equity as a result of amended exercise price currency	-	-	1,041	-	-	-	1,041

Balance as of June 30, 2016	15,313,793	15	11,155	527	(187)	(10,706)	804

The accompanying notes are an integral part of the interim financial statements.

My Size Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficiency) (Unaudited)

U.S. dollars in thousands (except share data)

				Accumulated		Total
	Common stock		Additional paid-in	other comprehensive	Accumulated	Stockholders’ Equity
	Number	Amount	capital	income (loss)	deficit	(deficiency)

Balance as of January 1, 2015	15,313,793	15	4,455	(119)	(3,873)	478

Stock-based compensation related to options granted to consultants	-	-	200	-	-	200
Total comprehensive loss	-	-	-	(18)	(1,257)	(1,275)

Balance as of June 30, 2016	15,313,793	15	4,655	(137)	(5,130)	(597)

The accompanying notes are an integral part of the interim financial statements.

My Size Inc.

Condensed Interim Consolidated Statements of Cash Flows

	Six-Months Ended June 30,
	2016	2015
	$ thousands	$ thousands
Cash flows from operating activities:

Net income (loss)	(3,396)	(1,257)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	11	3
Valuation of warrants and derivatives	2,143	-
Accrued interest on loans	-	399
Stock based compensation	6	200
Decrease (increase) in receivables and prepaid expenses	(4)	39
Increase (decrease) in accounts payable	106	(11)
Increase in deferred revenue	10	-
Increase in other accounts payable	60	30

Net cash used in operating activities	(1,064)	(597)

Cash flows from investing activities:

Purchase of property and equipment	(23)	(14)

Net cash used in investing activities	(23)	(14)

Cash flows from financing activities:
Payment for a loan	(25)	-
Issuing financial package	304	525

Net cash provided by financing activities	279	525

Effect of exchange rate changes on cash and cash equivalents	(13)	(14)

Decrease in cash and cash equivalents	(821)	(100)
Cash and cash equivalents at the beginning of the period	919	645

Cash and cash equivalents at the end of the period	98	545

Non cash transactions
Warrants reclassified to equity as a result of amended exercise price currency	1,041	-
Conversion of loans into equity	4,939	-

The accompanying notes are an integral part of the interim financial statements.

My Size Inc.

Notes to Condensed Consolidated Financial Statements

U.S. dollars in thousands, (except share data and per share data) (Unaudited)

Note 1 - General

My Size Inc. (the "Company") developed a unique measurement technology based on sophisticated algorithms with broad applications in a variety of areas, from the apparel e-commerce market to Do It Yourself (DIY) smartphone & tablet apps. The technology is driven by several patent-pending algorithms which are able to calculate and record measurements in a variety of novel ways.

As of June 30, 2016 the Company had consolidated negative working capital of $789 and a negative cash flow from operating activities in the sum of $1,064 for the six months ended June 30, 2016. As of the date of the reports the Company entered into fund raising agreements in a total sum of $8,405 out of which the sum of $4,179 was received. Until the date on which the reports were signed an additional sum of $4,226 was received in cash, checks or guarantee by an ungraded financial institution and consequently, no additional balance is due.

For the purpose of meeting its obligations in the foreseeable future the Company relies on the exercise of the guarantees and on the exercise of the above mentioned documents.

Note 2 - Significant Accounting Policies

a.	Unaudited condensed consolidated financial statements:

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements are comprised of the financial statements of the Company and its subsidiaries collectively referred to as the Company. In management's opinion, the interim financial data presented includes all adjustments necessary for a fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by U.S. generally accepted accounting principles has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2016.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto for the year ended December 31, 2015.

b.	Use of estimates:

The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates.

c.	Impact of recently issued accounting standard not yet adopted:

In January 2016, the FASB issued Accounting Standards Update No. 2016-01 (ASU 2016-01) "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." ASU 2016-01 amends various aspects of the recognition, measurement, presentation, and disclosure for financial instruments. With respect to our consolidated financial statements, the most significant impact relates to the recognition and measurement for equity investments. Additionally, ASU 2016-01 will impact the disclosure and presentation of financial assets and liabilities. ASU 2016-01 is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2017. Early adoption by public entities is permitted only for certain provisions.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02) which amends the FASB Accounting Standards Codification and created Topic 842, "Leases." Under Topic 842, lessees are required to recognize assets and liabilities on the balance sheet for most leases and provides for enhanced disclosures. Leases will continue to be classified as either finance or operating. ASU 2016-02 is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2018. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Full retrospective application is prohibited and early adoption by public entities is permitted.

My Size Inc.

Notes to Condensed Consolidated Financial Statements

U.S. dollars in thousands, (except share data and per share data) (Unaudited)

Note 3 - Financial Instruments

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

	June 30, 2016
	Fair value hierarchy
	Level 1	Level 2	Level 3

Financial assets

Investment in marketable securities	1,519

	June 30, 2016
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial liabilities

Warrants	-	33	-

Derivative liabilities - embedded conversion options	-	618	-

My Size Inc.

Notes to Condensed Consolidated Financial Statements

U.S. dollars in thousands, (except share data and per share data) (Unaudited)

Note 3 - Financial Instruments (cont’d)

	December 31, 2015
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial assets

Investment in marketable securities	1,808	-	-

Put Options – DIMN shares	-	764	-

	December 31, 2015
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial liabilities

Warrants	-	1,449	-

Derivative liabilities embedded conversion options	-	1,239	-

Note 4 - Stock Based Compensation

The stock based expense recognized in the financial statements for services received from employees and non-employees is shown in the following table:

	Six months ended June 30,		Three months ended June 30,
	2016	2015	2016	2015

Marketing	6	200	56	104

	6	200	56	104

Note 5 - Contingencies and Commitments

a.	On December 27, 2015, the Company received a new claim. The defendants are the Company itself, all the members of the Board of Directors, Mrs. Shoshana Zigdon, a shareholder and related party in the Company, as well as two additional defendants who are not among the members of the Board of Directors of the Company, and are not shareholders. The cause of the claim is that the plaintiff alleges that the Company violated its obligation to register the shares for trade with the Stock Exchange, causing a total of 2,622,500 NIS damage. The plaintiff seeks relief against the defendants through financial compensation at the rate of the aforementioned alleged damage; additional compensation of 400,000 NIS due to mental anguish; and if and to the extent that until the time the plaintiff can sell its shares on the Stock Exchange (hereinafter: "the exercise date "), the rate of a Company share will rise above the amount of 20.98 NIS (hereinafter: "the base rate"), an additional amount at the rate of the difference between the base rate and the highest rate of a Company share between the time the claim was submitted and the exercise date; and also court costs and attorney's fees of the plaintiff.

My Size Inc.

Notes to Condensed Consolidated Financial Statements

U.S. dollars in thousands, (except share data and per share data) (Unaudited)

Note 5 - Contingencies and Commitments (cont’d)

On January 24, 2016, the Company filed a Statement of Defense on its behalf and a Request for Stay of Proceedings due to Lis Alibi Pendens (in view of the fact that at the same time the claim in the United States was still pending). In a decision dated February 15, 2016, it was held that a decision in the Company's Request for Stay of Proceedings would not be made at that stage and that the pre-trial proceedings would continue to take place. The fact that the claim in the United States was deleted (as described below), made the above Request redundant and it should have therefore been dismissed. On May 15, 2016, the plaintiff filed an Application to dismiss the above Request and the Company did not object said Application.

On May 10, 2016, the claim which was filed by the Company in the United States against the plaintiffs was deleted at the parties' consent without an order for costs.

In a pre-trial hearing dated March 7, 2016, the court decided that mutual disclosure of documents proceedings would take place and disclosure affidavits along with copies of the documents specified therein were exchanged between the parties.

Following the recommendation of the court, on March 20, 2016, the plaintiff filed a notice of deletion of certain defendants including board and management members excluding the chairman of the board and the general manager of the Company from the statement of claim.

On June 5, 2016, dates were scheduled for the filing of disclosure affidavits on behalf of the parties and an additional pre-trial hearing was scheduled for November 14, 2016.

The Company estimates, based on the opinion of its legal advisers that the chances of acceptance of the remedy requested by the plaintiff in his claim, namely, that the Company was obligated to remove the restriction which was imposed on the shares and register plaintiff's shares for trade on the stock exchange, exceed the chances of its dismissal. In addition, at this stage of the proceedings, the Company's management estimates that the risk embedded in plaintiff's claim for a monetary remedy is insignificant.

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

On June 13, 2016, a settlement agreement was entered into between the parties according to which in consideration for the final and conclusive annulment of all claims and/or demands raised by the plaintiff against the Company in the framework of the law suit, the Company would pay the plaintiff the sum of 250 thousand NIS forthwith by wire transfer of about 95 thousand NIS and by the forfeiture of the sum of about 155 thousand NIS which had been deposited with the court. An additional amount of 50 thousand NIS would be paid within twelve months from the approval of the settlement agreement by the court or on the closing date of a public offering of Mysize shares, pursuant to its terms, on a stock exchange in the United States, according to the earlier. As of the date on which the financial reports were signed the terms have not yet occurred.

My Size Inc.

Notes to Condensed Consolidated Financial Statements

U.S. dollars in thousands, (except share data and per share data) (Unaudited)

Note 5 - Contingencies and Commitments (cont’d)

c.	On September 10, 2015, the Company reported a claim that has been filed against it by its shareholders for not registering the shares underlying the Metamorefix transaction for trade on the TASE. Also, on September 10, 2015, the Company reported two letters of counterclaim that have been filed by it in the United States.

On November 6, 2015, the Company reported another letter of claim filed by it with the Tel-Aviv District Court. According to a decision dated March 22, 2016, affidavits of primary testimony were filed on behalf of the litigants and on July 18-19, 2016, evidentiary hearings were held in the above case.

d.	On January 16, 2014, the Company received from the legal counsel of one of its shareholders a demand letter for the payment of about $1,400 as compensation for alleged breaches by several parties including the Company and its previous controlling shareholder (who is not the current controlling shareholder of the Company) of an allotment agreement between the Company and its previous controlling shareholder and shareholders of Metamorefix. The execution of the allotment agreement was completed in December 2011 and thereafter, in January 2013, the entire share capital of Metamorefix was sold by the Company .

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

f.	On November 10, 2013, the Company's board of directors approved to bring before the general meeting an engagement with one of the investors for the acquisition of rights in a venture for the accumulation of physical data of human beings by portable electronic devices for the purpose of locating, based on the accumulated data, articles of clothing in internet apparel stores, which will fit the person whose measurements were accumulated.

g.	In consideration for the acquisition of the venture the Company will undertake to pay the seller 18% the Company's operational profit arising directly or indirectly from the venture during a period of seven years from the termination of the development period of the venture. In addition the Seller received an option for a buy-back of the venture upon the occurrence of any one or more of the following: (a) if an application was filed for the liquidation of the Company or for the appointment of a receiver for the Company's assets or any material part thereof or for the imposition of a lien on a material part of the Company's assets, which were not revoked within 60 days from the date they were so filed; (b) if by the end of seven years from the execution date of the agreement the entire aggregate income of the Company arising directly or indirectly from the venture or from the commercialization of the patent was lower than 3.6 million NIS. According to the Company's evaluation the value is negligible. The buy-back option is valid for 90 days from the occurrence of either one of the above events. The agreed consideration was determined based on a valuation which was prepared by an independent assessor.

The Agreement was approved by the general meeting on January 9, 2014.

My Size Inc.

Notes to Condensed Consolidated Financial Statements

U.S. dollars in thousands, (except share data and per share data) (Unaudited)

Note 6 - Significant Events During the Reporting Period

A.	On January 25, 2016 the warrants granted to all of the investors since February 2015 were amended. The exercise price of the warrants was changed from $4.50 USD to 18 NIS so that the exercise price is the same as the functional currency of the Company. This amendment of the exercise price to NIS changes the accounting for the warrants in accordance with ASC 470 and the warrants are recorded as additional paid-in-capital. When the warrant exercise price was in US dollars, which is not the Company’s functional currency, the accounting rules required the Company to record the warrant option as a liability. The exercise money modification as aforesaid occurred by way of payment of the current instrument and reissue of warrants which were classified as equity, in the sum of $1,041.

B.	In November, 2015 the Company entered a collaboration agreement with Israel's largest private courier under which the parties will collaborate to develop an application based on the company's technology, which will allow the end customer to measure the size of packages intended for shipment and to receive details about the cost of sending the package, based on its size,. The collaboration agreement is for a period of up to six months, which may be extended by agreement of both parties or terminated by either party with prior notice of 14 days.

On March 27, 2016, the Company announced that it has completed the initial development of the app on Android and iOS devices. The app has the ability to perform 3-D scan, photograph and obtain data on the time and location of the user. It should be clarified that this is not the final version of the application and that the Company and the shipping company continue to collaborate for further development and testing its integration

On July 4, 2016, the Company announced that it completed integration of the first app (beta) that it developed in the said affiliation in the Katz Systems

The application uses the company's exclusive measuring algorithm and enables measuring the package's volume by moving the telephone over the package. This information, and the package's barcode scan, picture and location,are sent to the information servers of the Katz company and help in its pricing.

C.	On March 4, 2016 the Company entered a collaboration and license agreement with LSY International, Inc., a private company incorporated in the United States and which, among other things, sells luxury clothes made of fur, cashmere, alpaca, and shearling under the brand name "Yudovsky".

Under the agreement, the parties will cooperate for the purpose of integrating the company's measurement technology and computerized information systems of LSY. The agreement stipulates that the integration of these technologies, will be completed within four months from the date the agreement was signed.

Upon completion of the integration, a 60-day technology testing period will begin, after which, subject to the fulfillment of the technological conditions, the agreement will take effect.

My Size Inc.

Notes to Condensed Consolidated Financial Statements

U.S. dollars in thousands, (except share data and per share data) (Unaudited)

Note 6 - Significant Events During the Reporting Period (cont’d)

According to the agreement, the Company shall be entitled to a total of 7.5% of every sale by LSY, and LSY company will pay a monthly sum of $ 2.5 for maintenance fees and services that the company will provide.

As the Company successfully completes integration of the technology into LSY’s systems and subject to the limitations set forth in the agreement, the Company will grant to LSY exclusive license to use the technology in the field of luxury clothing made of: fur, cashmere, alpaca and shearling. The exclusive license will be awarded to LSY as long as the company will have a minimal income from the agreement as follows:

1)	Minimum income of $ 1,000 at the end of the first period of 24 months from the effective date, and

2)	Minimum income of $ 5,000 at the end of each subsequent year.

Under the agreement, LSY will pay the Company $100 in fees for establishment and implementation of technology systems as follows:

1)	$10 upon signing the agreement.
2)	$30 upon start of implementation.
3)	$20 upon completion of implementation.
4)	$40 balance upon completion of testing and monitoring implementation and the agreement taking effect.

As of the reporting date, the Company received a total of $10 in accordance with the said terms of the agreement, which was recorded as deferred revenue in the framework of the payables section and credit balances until until the fulfillment of conditions for revenue recognition.

D.	In February 2016, the board of directors of the Company approved the Company's engagement with private-investors offerees in convertible loan agreements according to which the offerees would tender an interest free loan to the Company in the total amount of 750 thousand dollars convertible into ordinary shares of the Company. The loans are convertible into Company's shares within eight months from their receipt in an exercise price of 18 NIS per share (214,285 shares). In addition, the Company would issue non-negotiable options convertible into 214,285 ordinary shares of the Company over a period of 24 month and at an exercise price of 18 NIS per option.

Until the date of the balance sheet, the Company received $200 dollars convertible into 57,161 shares of the Company, and 57,161 options were issued with respect thereto. The remaining balance of the loan was received after the date of the balance sheet, in July 2016 by way of a guarantee by an ungraded financial institution.

My Size Inc.

Notes to Condensed Consolidated Financial Statements

U.S. dollars in thousands, (except share data and per share data) (Unaudited)

Note 6 - Significant Events During the Reporting Period (cont’d)

On the date of its receipt of the loan amounts, the allotment was attributed to three components:

(1)	Equity options to Company shares – measured according to the fair value on the measurement date. The following table presents the data which were used to measure the fair value of the equity options to Company shares according to the Black & Scholes model for the pricing of options, with respect to the above plan:

On the measurement date
Fair value in USD thousands	84
Exercise price in NIS	18
Dividend return for the share (%)	0
Expected volatility of share price (%)	75%
No risk interest rate (%)	0.2%
Life expectancy of the share options (years)	2
Price per share (NIS)	17.39-17.78
Early exercise multiplier	0

(2)	Convertible loan – the financing expenses for this component will be recognized as financing expenses according to the effective interest method over the remaining life of the agreement. On the allotment date, the agreement had no value due to the fact that the consideration was attributed to the two other components according to their fair value

(3)	Embedded derivative – options held by the loan holder. Measured according to fair value over the entire reporting period.

The following table presents the data used to measure the fair value of the embedded derivative of the Company's shares according to the Black & Scholes model with respect to the above plan:

	As of the measurement date	As of the report/ conversion date
Fair value in USD thousands	117	116
Exercise price in Dollars	3.5	3.5
Dividend return for the share (%)	0	0
Expected volatility of share price (%)	75%	75%
No risk interest rate (%)	0.7%	0.6%-0.7%
Life expectancy of the share options (years)	1.8-1.85	1.8
Price per share (NIS)	17.78-17.83	17.39-17.83
Early exercise multiplier	0	0

E.	On May 16, 2016, the Company appointed a trustee with respect to investment funds in the sum of 4.05 million dollars ( $3,450 according to investor agreements signed in December 2015 and February 2016). The trustee is required to transfer the funds to the Company on demand of the company. During the month of July, 2016, the company received the money from investors through cash and guarantee by an ungraded financial institution, respectively, such that the trust agreements that were noted are not in effect.

F.	Following the investment agreements which were executed by the Company in December 2015, and February 2016, (as described in note 8b and 10 of the Consolidated Financial Statements for December 31, 2015) in a total amount of $3,450 in April, 2016, the Company signed a loan repayment extension for a two year period until March 31, 2018. The above loan repayment extension was executed by the repayment of the existing instruments and the re-issue of a loan consisting of a commitment component and a conversion component. In addition, following its receipt of Nasdaq's listing approval on June 10, 2016, the Company converted loans into capital as described in note 4K. As a result of the above repayment of the existing instruments and the re-issue of the loans, the Company accrued financing costs in the sum of about $57.

My Size Inc.

Notes to Condensed Consolidated Financial Statements

U.S. dollars in thousands, (except share data and per share data) (Unaudited)

Note 6 - Significant Events During the Reporting Period (cont’d)

H.	On May 19, 2016, the Company signed an addendum to the investment of 15 April 2015, in which the investor is obligated to transfer additional US publicly traded shares to the Company so that the value of these shares that will be transferred plus 3,616,667 shares of DIAMANTE MINERALS INC, which were transferred to the company on August 11, 2015, will be $ 2,000. On June 30, 2016, the value of the shares owned by the Company was about $1,519. As of June 30, 2016 the Company holds approximately 3.617 million shares of DIAMANTE MINERALS INC, representing approximately 6.95% of the issued share capital of the Company.

The company is engaged in exploration, development and operation of diamond project.

After the reporting date the Company received 4,400,000,000 shares of Inrob Tech Ltd. which is traded on OTC valued at 440 thousand dollars.

I.	In May, 2016, the Board of Directors approved the Company's offers with private investors for convertible loan agreements whereby the investors will provide a loan for a total amount of $1,055, which does not bear interest, and which is convertible into common shares of the Company. The loans are convertible into 301,426 shares until March 31, 2018 at an exercise price of $3.50 per share. In addition, the Company will issue non-negotiable warrants convertible into 301,426 ordinary shares of the Company until March 31, 2018 at an exercise price of NIS 18 per share.From the above agreements the Company received, as of the certification date of the reports, about $560 in cash ($60 in June and the remaining balance after the reporting date) and about $495 in three checks payable in August – October 2016. Once the Company receives an allotment approval from the stock exchange the Company intends to issue the shares.

J.	Regarding certain investment agreements which were signed with investors, before December 31, 2015 the Company received $100 convertible into 28,571 Company shares, and 28,571 options were issued with respect thereto. The remaining balance of the consideration for the loan was received after the balance sheet date, in July 2016, by way of a guarantee by an ungraded financial institution.

On the date of its receipt of the loan amountswere attributed to three components:

(1)	Equity options to Company shares – measured according to the fair value on the measurement date. The following table presents the data which were used to measure the fair value of the equity options to Company shares, according to the Black & Scholes model for the pricing of options, with respect tothe above plan:

As of the measurement date
Fair value in USD thousands	58
Exercise price in NIS	18
Dividend return for the share (%)	0
Expected volatility of share price (%)	75%
No risk interest rate (%)	0.2%
Life expectancy of the share options (years)	2
Price per share (NIS)	18.77
Early exercise multiplier	0

My Size Inc.

Notes to Condensed Consolidated Financial Statements

U.S. dollars in thousands, (except share data and per share data) (Unaudited)

Note 6 - Significant Events During the Reporting Period (cont’d)

(2)	Convertible loan – the financing expenses for this component will be recognized as financing expenses according to the effective interest method over the remaining life of the agreement. On the allotment date, the agreement had no value due to the fact that the consideration was attributed to the two other components according to their fair value.

(3)	Embedded derivative – options held by the loan holder. Measured according to fair value over the entire reporting period.

The following table presents the data used to measure the fair value of the embedded derivative of the Company's shares according to the Black & Scholes model with respect to the above plan:

As of the measurement date
Fair value in USD thousands	42
Exercise price in Dollars	3.5
Dividend return for the share (%)	0
Expected volatility of share price (%)	75%
No risk interest rate (%)	0.7%
Life expectancy of the share options (years)	1.8
Price per share (NIS)	18.77
Early exercise multiplier	0

K.	On June 10, 2016, the Company was notified that its listing application on Nasdaq had been approved. Accordingly, the Company's convertible loans were converted into capital during the reporting period. On July 14, 2016, the Company's board of directors resolved to act according to the provisions of the convertible loan agreements which were signed by the Company and to carry out an automatic conversion of the loans into Company shares subject to its receipt of the consideration and the approvals required by law. Accordingly, after the reporting date, the Company actually issued the shares for the convertible loans the allotment of which had been approved by the stock exchange and the consideration for which had been received.In fact, the Company issued 1,528,568 shares for convertible loans received by it in the sum of $5,350.

L.	During the six month period which ended on June 30, 2016, the Company had financial expenses mainly due creation and revaluation of the components of the options and derivatives. The Company has immaterial expenses for rate of exchange differentials and bank charges.

Note 7 - Subsequent Events

A.	Further to note 6k regarding the listing of the Company’s shares on NASDAQ, the shares began trading on July 25, 2016.

B.	On August 10, 2016, the Company's board of directors approved the updated employment terms of the following officers: for Mr. Eli Walles (chairman of the board) and Ms. Billy Prado (VP Products) an updated salary of NIS 35,000 per month plus employer's cost, and for Mr. Ronen Luzon (Company's director, Company's general manager and a controlling shareholder thereof) an updated salary of NIS 40,000 per month plus employer's cost. The above remuneration policy, as far as it concerns the chairman of the board and the Company's general manager (who is also a member of the Company's board of directors and a controlling shareholder thereof) is subject to the approval of the general meeting of the Company's shareholders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion along with our financial statements and the related notes included in this report. The following discussion contains forward-looking statements that are subject to risks, uncertainties and assumptions, including those discussed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2015. Our actual results, performance and achievements may differ materially from those expressed in, or implied by, these forward-looking statements.

Results of Operations

Six and three months Ended June 30, 2016 Compared to Six and three months Ended June 30, 2015

Research and Development Expenses

Our research and development expenses for the six months ended June 30, 2016 amounted to $328,000 compared to $105,000 for the six months ended June 30, 2015. The increase primarily results from increased subcontractors expenses and new employees.

Our research and development expenses for the three months ended June 30, 2016 amounted to $151,000 compared to $69,000 for the three months ended June 30, 2015. The increase is mainly due to the explanation specified above.

Marketing, General and Administrative Expenses

Our marketing, general and administrative expenses for the six months ended June 30, 2016 amounted to $925,000 compared to $764,000 for the six months ended June 30, 2015. The increase in expenses derives mainly from increases in the Company's operating activity partially offset by approximately $250,000 in expenses for options to consultants in 2015.

Our marketing, general and administrative expenses for the three months ended June 30, 2016 amounted to $599,000 compared to $458,000 for the three months ended June 30, 2015.The increase is mainly due to the explanation specified above.

Financial income and expense, net

Our financial expenses for the six months ended June 30, 2016 amounted to $2,143,000 compared to financial expense of $388,000 for the six months ended June 30, 2015. The increase in financial expenses derives mainly from the creation and revaluation of the components of the options and derivatives.

Our financial expenses for the three months ended June 30, 2016 amounted to $2,757,000 compared to financial expense of $366,000 for the three months ended June 30, 2015. The increase is mainly due to the explanation specified above.

Net Loss from continuing operations

As a result of the foregoing research and development, marketing general and administrative expenses, and financial expenses, our net loss from continuing operations for the six months ended June 30, 2016 was $3,396,000, compared to our net loss from continuing operations for the six months ended June 30, 2015 of $1,257,000. The main reason for the change is the increase in the Company's operating activity and the financial expenses mainly from the creation and revaluation of the components of the financial package.

Our net loss from continuing operations for the three months ended June 30, 2016 was $3,507,000, compared to our net loss from continuing operations for the three months ended June 30, 2015 of $893,000. The increase is mainly due to the explanation specified above.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private offerings of our equity securities in Israel.

As of June 30, 2016, we had cash and cash equivalents of $98,000 as compared to $919,000 as of December 31, 2015. The decrease in cash balances is due to cash used for operating activities during the period.

We had negative cash flow from operating activities of $1,064,000 for the six months ended June 30, 2016, compared with negative cash flow from operating activities of $597,000 for the six months ended June 30, 2015.

The increase in cash used in operating activities derives from larger payments to service providers and Company employees. The Company has expenses not in the ordinary course of business mainly from the registration of patents, the listing of our common stock on Nasdaq and legal expenses associated with lawsuits involving the Company. The Company's current monthly cash burn rate is about $154,000 per month.

We had negative cash flow from investing activities of $23,000 for the six months ended June 30, 2016, compared with negative cash flow from investing activities of $14,000 for the six months ended June 30, 2015. The negative cash flow resulted from purchase of equipment.

We had positive cash flow from financing activities of $279,000 for the six months ended June 30, 2016 as compared to $525,000 for the six months Ended June 30, 2015. The cash flow from financing activities for the six months ended June 30, 2016 and 2015 was mainly due to the issuance of a convertible loan and options.

As of June 30, 2016, the Company entered into fund raising agreements in a total sum of $8,405,000 out of which the sum of $4,179,000 was received. Since June 30, 2016, an additional sum of $4,226,000 was received in cash, checks or bank guarantees and consequently, no additional balance is due.

Application of Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses during the reporting periods. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in the notes to our financial statements appearing elsewhere in this report, we believe that the accounting policies discussed below are critical to our financial results and to the understanding of our past and future performance, as these policies relate to the more significant areas involving management’s estimates and assumptions. We consider an accounting estimate to be critical if: (1) it requires us to make assumptions because information was not available at the time or it included matters that were highly uncertain at the time we were making our estimate; and (2) changes in the estimate could have a material impact on our financial condition or results of operations.

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

The Company applied ASC 470-20 and ASC 815 to the Convertible promissory notes.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

Not required for a smaller reporting company.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

During the most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings.

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

On January 24, 2016, the Company filed a Statement of Defense on its behalf and a Request for Stay of Proceedings due to Lis Alibi Pendens (in view of the fact that at the same time the claim in the United States was still pending). In a decision dated February 15, 2016, it was held that a decision in the Company's Request for Stay of Proceedings would not be made at that stage and that the pre-trial proceedings would continue to take place. The fact that the claim in the United States was deleted (as described below), made the above Request redundant and it should have therefore been dismissed. On May 15, 2016, the plaintiff filed an Application to dismiss the above Request and the Company did not object said Application.

On May 10, 2016, the claim which was filed by the Company in the United States against the plaintiffs was deleted at the parties' consent without an order for costs.

In a pre-trial hearing dated March 7, 2016, the court decided that mutual disclosure of documents proceedings would take place and disclosure affidavits along with copies of the documents specified therein were exchanged between the parties.

Following the recommendation of the court, on March 20, 2016, the plaintiff filed a notice of deletion of certain defendants including board and management members excluding the chairman of the board and the general manager of the Company from the statement of claim.

On June 5, 2016, dates were scheduled for the filing of disclosure affidavits on behalf of the parties and an additional pre-trial hearing was scheduled for November 14, 2016.

The Company estimates, based on the opinion of its legal advisers that the chances of acceptance of the remedy requested by the plaintiff in his claim, namely, that the Company was obligated to remove the restriction which was imposed on the shares and register plaintiff's shares for trade on the stock exchange, exceed the chances of its dismissal. In addition, at this stage of the proceedings, the Company's management estimates that the risk embedded in plaintiff's claim for a monetary remedy is insignificant.

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

On June 13, 2016, a settlement agreement was entered into between the parties according to which in consideration for the final and conclusive annulment of all claims and/or demands raised by the plaintiff against the Company in the framework of the lawsuit, the Company would pay the plaintiff the sum of 250 thousand NIS forthwith by wire transfer of about 95 thousand NIS and by the forfeiture of the sum of about 155 thousand NIS which had been deposited with the court. An additional amount of 50 thousand NIS would be paid within twelve months from the approval of the settlement agreement by the court or on the closing date of a public offering of Mysize shares, pursuant to its terms, on a stock exchange in the United States, according to the earlier. These terms have not yet been implemented.

c.	On September 10, 2015, the Company reported a claim that has been filed against it by its shareholders for not registering the shares underlying the Metamorefix transaction for trade on the TASE. Also, on September 10, 2015, the Company reported two letters of counterclaim that have been filed by it in the United States.

On November 6, 2015, the Company reported another letter of claim filed by it with the Tel-Aviv District Court. According to a decision dated March 22, 2016, affidavits of primary testimony were filed on behalf of the litigants and on July 18-19, 2016, evidentiary hearings were held in the above case.

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

Item 1A. Risk Factors.

Not required for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 10, 2016, the Company was notified that its listing application on Nasdaq had been approved.. In connection therewith, in July 2016, the Company issued 1,528,687 shares of common stock in exchange for $5,350,000 of convertible loans, in accordance with a convertible loan agreement.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

My Size, Inc.

Date: August 15, 2016	By:	/s/ Ronen Luzon
Ronen Luzon
Chief Executive Officer (Principal Executive Officer)

My Size, Inc.

Date: August 15, 2016	By:	/s/ Or Kles
Or Kles
Chief Financial Officer (Principal Financial and Accounting Officer)

