Form 10-Q
period 2016-09-30
My Size, Inc.
filed 2016-11-21
CIK 1211805

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 17,405,359 shares of common stock, par value $0.001 as of November 21, 2016.

MY SIZE, INC.

INDEX TO FORM 10-Q FILING

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

My Size Inc. and Subsidiaries

Condensed Interim Consolidated

Financial Statements

As of September 30, 2016

U.S. Dollars in Thousands

1

My Size Inc.

Condensed Interim Consolidated Financial Statements as of September 30, 2016 (Unaudited)

Contents

Page

Condensed Consolidated Balance Sheets	3

Condensed consolidated Statements of Comprehensive Loss	4

Condensed Consolidated Statements of Stockholders’ Equity	5-6

Condensed Consolidated Statements of Cash flows	7

Notes to Condensed Consolidated Financial Statements	8-19

My Size Inc.

Condensed Consolidated Balance Sheets

U.S. dollars in thousands (except share data)

	September 30,	December 31,
	2016	2015
	(Unaudited)	(Audited)
	$ thousands	$ thousands
Assets
Curent Assets:
Cash and cash equivalents	143	919
Other receivables and prepaid expenses	485	124
Investment in marketable securities	-	1,808
Put Options – DIMN shares	-	764
Restricted cash	64	62

Total current assets	692	3,677

Marketable securities	687	-
Property and equipment, net	78	61

Total assets	1,457	3,738

Liabilities and stockholders’ equity (deficiency)
Current liabilities
Short-term convertible loans	-	3,470
Accounts payable	191	141
Other accounts payable	232	52
Derivative liabilities - embedded conversion options	-	1,239
Warrants to purchase common stock	1	1,449
Deferred revenue	10	-

Total current liabilities	434	6,351

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIENCY):
Capital stock -
Common stock of $ 0.001 par value - Authorized: 50,000,000 shares; Issued and outstanding: 17,405,359 and 15,313,793 respectively	17	15
Additional paid-in capital	12,589	4,853
Available for sale reserve	-	(67)
Accumulated other comprehensive loss	(153)	(104)
Accumulated deficit	(11,430)	(7,310)
Total stockholders' equity (deficiency)	1,023	(2,613)
Total liabilities and stockholders' equity	1,457	3,738

The accompanying notes are an integral part of the consolidated financial statements.

My Size Inc.

Condensed Consolidated Statements of Comprehensive Loss

U.S. dollars in thousands (except share data and per share data)

	Nine months ended September 30,		Three months ended September 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	$ thousands	$ thousands	$ thousands	$ thousands
Operating expenses
Research and development	500	217	172	112
Marketing, General and administrative	1,359	1,128	434	364

Total operating expenses	1,859	1,345	606	476
Operating loss	(1,859)	(1,345)	(606)	(476)
Financial expense, net	(2,261)	(1,526)	(118)	(1,138)

Net loss from continuing operations	(4,120)	(2,871)	(724)	(1,614)
Other comprehensive loss:

(loss) gain on available for sale securities	67	(600)	(527)	(600)
Foreign currency translation differences	(49)	22	35	40

Total comprehensive loss	(4,102)	(3,449)	(1,216)	(2,174)

Basic loss per share	(0.26)	(0.19)	(0.04)	(0.11)
Diluted loss per share	(0.26)	(0.19)	(0.04)	(0.11)

Basic weighted average number shares outstanding	15,741,967	15,313,798	16,584,354	15,313,798

Diluted weighted average number of shares outstanding	15,741,967	15,313,798	16,584,354	15,313,798

The accompanying notes are an integral part of the interim financial statements

My Size Inc.

Condensed Consolidated Statements Shareholders’ Equity (Unaudited)

U.S. dollars in thousands (except share data)

					Accumulated
			Additional	Available	other		Total
	Common stock		paid-in	for sale	comprehensive	Accumulated	Stockholders’
	Number	Amount	capital	reserve	income (loss)	Deficit	equity

Balance as of January 1, 2016	15,313,793	15	4,853	(67)	(104)	(7,310)	(2,613)

Total comprehensive loss	-	-	-	67	(49)	(4,120)	(4,102)
Stock-based compensation related to options granted to consultants	-	-	(33)	-	-	-	(33)
Convertible loans converted to equity	2,091,566	2	6,728	-	-	-	6,730
Warrants reclassified to equity as a result of amended exercise price currency	-	-	1,041	-	-	-	1,041

Balance as of September 30, 2016	17,405,539	17	12,589	-	(153)	(11,430)	1,023

The accompanying notes are an integral part of the interim financial statements

My Size Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficiency) (Unaudited)

U.S. dollars in thousands (except share data)

				Accumulated		Total
			Additional	other		Stockholders’
	Common stock		paid-in	comprehensive	Accumulated	Equity
	Number	Amount	capital	income (loss)	Deficit	(deficiency)

Balance as of January 1, 2015	15,313,793	15	4,455	(119)	(3,873)	478

Stock-based compensation related to options granted to consultants	-	-	345	-	-	345
Total comprehensive loss	-	-	-	(578)	(2,871)	(3,449)

Balance as of September 30, 2015	15,313,793	15	4,800	(697)	(6,744)	(2,626)

The accompanying notes are an integral part of the interim financial statements

My Size Inc.

Condensed Interim Consolidated Statements of Cash Flows

	Nine-Months Ended September 30,
	2016	2015
	$ thousands (Unaudited)	$ thousands (Unaudited)
Cash flows from operating activities:

Net income (loss)	(4,120)	(2,871)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	17	5
Valuation of warrants and derivatives	2,260	1,525
Stock based compensation	(33)	345
Decrease (increase) in receivables and prepaid expenses	(43)	80
Increase (decrease) in accounts payable	44	(47)
Increase in deferred revenue	10	-
Increase in other accounts payable	117	50

Net cash used in operating activities	(1,748)	(913)

Cash flows from investing activities:

Purchase of property and equipment	(31)	(21)

Net cash used in investing activities	(31)	(21)

Cash flows from financing activities:

Payment for a loan	(25)	-
Issuing financial package	1,043	1,937

Net cash provided by financing activities	1,018	1,937

Effect of exchange rate changes on cash and cash equivalents	(15)	(19)

(Decrease) Increase in cash and cash equivalents	(776)	984
Cash and cash equivalents at the beginning of the period	919	645

Cash and cash equivalents at the end of the period	143	1,629

Non cash transactions
Warrants reclassified to equity as a result of amended exercise price currency	1,041	-
Conversion of loans into equity	4,939	-
Accounts receivable for stock issued	400	-
Marketable securities acquired with convertible debt	-	2,120

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

As of September 30, 2016 the Company had consolidated net loss from continuing operations of $4,120 and a negative cash flow from operating activities in the sum of $1,748 for the nine months ended September 30, 2016. As of the date of the reports the Company entered into fund raising agreements in a total sum of $7,815 out of which the sum of $4,257 was received in cash and marketable securities (DIMN shares). $3,558 was received in checks and guarantee by an ungraded financial institution. Subsequent to September 30, 2016, an additional sum of $400 was received in cash from the guarantees. As a result of these investments the Company anticipates meeting its obligations for the next year.

For the purpose of meeting its obligations in the foreseeable future the Company relies on the exercise of the guarantees, sale of marketable securities and on the exercise of the above mentioned documents.

Note 2 - Significant Accounting Policies

a.	Unaudited condensed consolidated financial statements:

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements are comprised of the financial statements of the Company and its subsidiaries collectively referred to as the Company. In management's opinion, the interim financial data presented includes all adjustments necessary for a fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by U.S. generally accepted accounting principles has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2016.

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

	September 30, 2016
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial assets

Investment in marketable securities	687	-	-

	September 30, 2016
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial liabilities

Warrants	-	1	-

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

Note 4 - Stock Based Compensation

The stock based expense (income) recognized in the financial statements for services received from employees and non-employees is shown in the following table:

	Nine months ended September 30,		Three months ended September 30,
	2016	2015	2016	2015
Marketing	(33)	345	(39)	145

	(33)	345	(39)	145

Note 5 - Contingencies and Commitments

a.	On December 27, 2015, the Company received a new claim. The defendants are the Company itself, all the members of the Board of Directors, Mrs. Shoshana Zigdon, a shareholder and related party in the Company, as well as two additional defendants who are not among the members of the Board of Directors of the Company, and are not shareholders. The cause of the claim is that the plaintiff alleges that the Company violated its obligation to register the shares for trade with the Stock Exchange, causing a total of 2,622,500 NIS damage. The plaintiff seeks relief against the defendants through financial compensation at the rate of the aforementioned alleged damage; additional compensation of 400,000 NIS due to mental anguish; and if and to the extent that until the time the plaintiff can sell its shares on the Stock Exchange (hereinafter: "the exercise date "), the rate of a Company share will rise above the amount of 20.98 NIS (hereinafter: "the base rate"), an additional amount at the rate of the difference between the base rate and the highest rate of a Company share between the time the claim was submitted and the exercise date; and also court costs and attorney's fees of the plaintiff.

My Size Inc.

Notes to Condensed Consolidated Financial Statements

U.S. dollars in thousands, (except share data and per share data) (Unaudited)

Note 5 - Contingencies and Commitments (cont’d)

b.	On January 24, 2016, the Company filed a Statement of Defense on its behalf and a Request for Stay of Proceedings due to Lis Alibi Pendens (in view of the fact that at the same time the claim in the United States was still pending). In a decision dated February 15, 2016, it was held that a decision in the Company's Request for Stay of Proceedings would not be made at that stage and that the pre-trial proceedings would continue to take place. The fact that the claim in the United States was deleted (as described below), made the above Request redundant and it should have therefore been dismissed. On May 15, 2016, the plaintiff filed an Application to dismiss the above Request and the Company did not object said Application.

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

The parties completed preliminary proceedings and initial affidavits were filed on June 10, 2016 by the plaintiff, including expert opinion regarding the financial damage amounts claimed by the plaintiff. The date for filing initial affidavits of evidence, including expert opinion, on behalf of the Company and the other defendants, has not arrived.

The Company estimates, based on the opinion of its legal advisers that the chances of acceptance of the remedy requested by the plaintiff in his claim, namely, that the Company was obligated to remove the restriction which was imposed on the shares and register plaintiff's shares for trade on the stock exchange, exceed the chances of its dismissal.

At this stage, it is difficult to assess the financial risk inherent in the plaintiff's claim, the proportion of the financial compensation claimed by the plaintiff is derived from the method of calculating the damage and data relating to the company's share price and trading volumes of stock. At this stage, the time for the submission of an expert opinion on behalf of the company for the calculation of the damage has not arrived and the appropriate method of calculating the loss based on the circumstances in this case has not been determined.

The provision the company recognized in its financial statements for this claim is based in part on preliminary data which were obtained from a specialist hired by the company. The Company's management believes that the provision in the reports is sufficient at this stage.

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

c.	Under the agreement, the investor were entitled to convert the loan amounts granted to the Company into common shares of the Company with US $ 0.001 par value each, at a price per share equal to the amount of NIS 0.97. If the loans were not converted into the Company shares, the loan was to be repaid one year after the date of the loan agreement plus annual interest of 10%.

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

d.	On September 10, 2015, the Company reported a claim that has been filed against it by its shareholders for not registering the shares underlying the Metamorefix transaction for trade on the TASE. Also, on September 10, 2015, the Company reported two letters of counterclaim that have been filed by it in the United States.

On November 6, 2015, the Company reported another letter of claim filed by it with the Tel-Aviv District Court. According to a decision dated March 22, 2016, affidavits of primary testimony were filed on behalf of the litigants and on July 18-19, 2016, evidentiary hearings were held in the above case.

e.	On January 16, 2014, the Company received from the legal counsel of one of its shareholders a demand letter for the payment of about $1,400 as compensation for alleged breaches by several parties including the Company and its previous controlling shareholder (who is not the current controlling shareholder of the Company) of an allotment agreement between the Company and its previous controlling shareholder and shareholders of Metamorefix. The execution of the allotment agreement was completed in December 2011 and thereafter, in January 2013, the entire share capital of Metamorefix was sold by the Company.

A response letter was sent by the Company which stated that the Company did not consider itself as a party to the allegations which were raised in said letter and that in any event all such allegations were denied by it. The Company did not make an allowance in the reports in connection with said demand.

f.	On November 14, 2014, the Company entered into a cooperation agreement for a period of six months with IN SITU S.A. (hereinafter respectively: the "Agreement" and "IN SITU") the owner of the rights in the fashion brand-name TRUCCO, which includes women's fashion belts and footwear and which is marketed and sold all over the world by IN SITU through a chain of stores and sale points as well as through TRUCCO's website (hereinafter: the "Website"). According to the Agreement IN SITU and the Company will cooperate in a bid to integrate the Company's measurement technology (hereinafter: the "Platform") in IN SITU's computerized data system and any other system which would enable to use the Platform on the Website as well as in the store and sale points for the examination of the Platform's efficiency in relation to IN SITU's sales and customers' satisfaction.

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

My Size Inc.

Notes to Condensed Consolidated Financial Statements

U.S. dollars in thousands, (except share data and per share data) (Unaudited)

Note 6 - Significant Events During The Reporting Period

A.	On January 25, 2016 the warrants granted to all of the investors since February 2015 were amended. The exercise price of the warrants was changed from $4.50 USD to 18 NIS so that the exercise price is the same as the functional currency of the Company. This amendment of the exercise price to NIS changes the accounting for the warrants in accordance with ASC 470 and the warrants are recorded as additional paid-in-capital. When the warrant exercise price was in US dollars, which is not the Company’s functional currency, the accounting rules required the Company to record the warrant option as a liability. The change in the exercise price was accounted for as payment of the current warrants and reissue of warrants which were classified as equity, in the sum of $1,041.

B.	In November, 2015 the Company entered a collaboration agreement with Israel's largest private courier under which the parties will collaborate to develop an application based on the company's technology, which will allow the end customer to measure the size of packages intended for shipment and to receive details about the cost of sending the package, based on its size,. The collaboration agreement is for a period of up to six months, which may be extended by agreement of both parties or terminated by either party with prior notice of 14 days.

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

On 7 November 2016 the company announced the launch of BoxSizeID app, which is an intuitive application that enables customers to quickly and easily measure the size of a package and calculate the exact shipping cost. BoxSizeID also provides shipping companies accurate logistic data to better manage the process of shipping packages before the packages reach their distribution centers. The company is currently carrying out a pilot to implement BoxSizeID with Katz Deliveries.

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

D.	In February 2016, the board of directors of the Company approved the Company's engagement with private-investors offerees in convertible loan agreements according to which the offerees would tender an interest free loan to the Company in the total amount of 750 thousand dollars convertible into ordinary shares of the Company. The loans are convertible into Company's shares within eight months from their receipt in an exercise price of 18 NIS per share (214,285 shares). In addition, the Company would issue non-negotiable options convertible into 214,285 ordinary shares of the Company over a period of 24 months and at an exercise price of 18 NIS per option.

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

The following table presents the data used to measure the fair value of the embedded derivative of the Company's shares according to the Black & Scholes model with respect to the above plan:

	As of the measurement date	As of the report/conversion date
Fair value in USD thousands	117	116
Exercise price in Dollars	3.5	3.5
Dividend return for the share (%)	0	0
Expected volatility of share price (%)	75%	75%
No risk interest rate (%)	0.7%	0.6%-0.7%
Life expectancy of the share options (years)	1.8-1.85	1.8
Price per share (NIS)	17.78-17.83	17.39-17.83
Early exercise multiplier	0	0

E.	On May 16, 2016, the Company appointed a trustee with respect to investment funds in the sum of 4.05 million dollars ($3,450 according to investor agreements signed in December 2015 and February 2016). The trustee is required to transfer the funds to the Company on demand of the company. During the month of July, 2016, the company received the money from investors through cash and guarantee by an ungraded financial institution, respectively, such that the trust agreements that were noted are not in effect.

F.	Following the investment agreements which were executed by the Company in December 2015, and February 2016, (as described in note 8b and 10 of the Consolidated Financial Statements for December 31, 2015) in a total amount of $3,450 in April, 2016, the Company signed a loan repayment extension for a two year period until March 31, 2018. The above loan repayment extension was executed by the repayment of the existing instruments and the re-issue of a loan consisting of a commitment component and a conversion component. In addition, following its receipt of Nasdaq's listing approval on June 10, 2016, the Company converted loans into capital as described in note 4K. As a result of the above repayment of the existing instruments and the re-issue of the loans, the Company accrued financing costs in the sum of about $57.

My Size Inc.

Notes to Condensed Consolidated Financial Statements

U.S. dollars in thousands, (except share data and per share data) (Unaudited)

Note 6 - Significant Events During The Reporting Period (cont’d)

G.	On May 19, 2016, the Company signed an addendum to the investment of 15 April 2015, in which the investor is obligated to transfer additional US publicly traded shares to the Company so that the value of these shares that will be transferred plus 3,616,667 shares of DIAMANTE MINERALS INC, (DIMN), which were transferred to the company on August 11, 2015, will be $ 2,000. On August 18, 2016 the Company announced that with the consent of the investor the loan amount is changed to $1,410.5 and in return the company will issue 403,000 shares and options for 403,000 shares. On September 5, 2016 the shares and options were issued by the Company. On September 30, 2016, the value of the DIMN shares owned by the Company was approximately $687. As of September 30, 2016 the Company holds approximately 3.617 million shares of DIAMANTE MINERALS INC, representing approximately 6.95% of the issued share capital of the Company.

DIAMANTE MINERALS INC is engaged in exploration, development and operation of a diamond project. As of the date of the release of the financial statement the value of DIMN shares was $506.

H.	In May, 2016, the Board of Directors approved the Company's offers with private investors for convertible loan agreements whereby the investors will provide a loan for a total amount of $1,055, which does not bear interest, and which is convertible into common shares of the Company. The loans are convertible into 301,426 shares until March 31, 2018 at an exercise price of $3.50 per share. In addition, the Company will issue non-negotiable warrants convertible into 301,426 ordinary shares of the Company until March 31, 2018 at an exercise price of NIS 18 per share. From the above agreements the Company received, as of the certification date of the reports, about $560 in cash and about $495 in three checks. Accordingly, on September 5, 2016, the Company issued 159,998 shares and options in exchange for payment the payment of $560.

I.	Regarding certain investment agreements which were signed with investors, before December 31, 2015 the Company received an investment of $100 in July 2016. The investment is convertible into 28,571 Company shares, and 28,571 options.

On the date of its receipt of the loan amounts were attributed to three components:

(1)	Equity options to Company shares – measured according to the fair value on the measurement date. The following table presents the data which were used to measure the fair value of the equity options to Company shares, according to the Black & Scholes model for the pricing of options, with respect to the above plan:

As of the measurement date
Fair value in USD thousands	58
Exercise price in NIS	18
Dividend return for the share (%)	0
Expected volatility of share price (%)	75%
No risk interest rate (%)	0.2%
Life expectancy of the share options (years)	2
Price per share (NIS)	18.77
Early exercise multiplier	0

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

The following table presents the data used to measure the fair value of the embedded derivative of the Company's shares according to the Black & Scholes model with respect to the above plan:

As of the measurement date
Fair value in USD thousands	42
Exercise price in Dollars	3.5
Dividend return for the share (%)	0
Expected volatility of share price (%)	75%
No risk interest rate (%)	0.7%
Life expectancy of the share options (years)	1.8
Price per share (NIS)	18.77
Early exercise multiplier	0

J.	On June 10, 2016, the Company was notified that its listing application on Nasdaq had been approved.

The shares began trading on July 25,2016. Accordingly, the Company's convertible loans were converted into capital during the reporting period. On July 14, 2016, the Company's board of directors resolved to act according to the provisions of the convertible loan agreements which were signed by the Company and to carry out an automatic conversion of the loans into Company shares subject to its receipt of the consideration and the approvals required by law. Accordingly, after the reporting date, the Company actually issued the shares for the convertible loans the allotment of which had been approved by the stock exchange and the consideration for which had been received. As of September 30, 2016, the Company issued 2,091,566 shares for convertible loans received by it in the sum of $7,320.

K.	During the nine months period which ended on September 30, 2016, the Company had financial expenses mainly due creation and revaluation of the components of the options and derivatives. The Company has immaterial expenses for rate of exchange differentials and bank charges.

L.	On August 10, 2016, the Company's board of directors approved the updated employment terms of the following officers: for Mr. Eli Walles (chairman of the board) and Ms. Billy Prado (VP Products) an updated salary of NIS 35,000 per month plus employer's cost, and for Mr. Ronen Luzon (Company's director, Company's general manager and a controlling shareholder thereof) an updated salary of NIS 40,000 per month plus employer's cost. The above remuneration policy, as far as it concerns the chairman of the board and the Company's general manager (who is also a member of the Company's board of directors and a controlling shareholder thereof) is subject to the approval of the general meeting of the Company's shareholders.

My Size Inc.

Notes to Condensed Consolidated Financial Statements

U.S. dollars in thousands, (except share data and per share data) (Unaudited)

Note 7 - Subsequent Events

Pro-forma equity

As described in Note 1 above, as of September 30, 2016 the Company entered into fund raising agreements in a total sum of $7,815 out of which the sum of $4,258 was received in cash and $3,557 was received in checks and guarantee by an ungraded financial institution. Subsequent to September 30, 2016, an additional sum of $400 was received in cash from the bank guarantees.

The following proforma consolidated balance sheet is based on the September 30, 2016 balance sheet with adjustments for receipt of $3,157 from investors for stock subscribed.

Assets	$4,614

Liabilities	434

Stockholders' equity	4,180

Total liabilities and stockholders' equity	$4,614

The effect on equity and on the assets of collecting the money from the bank guarantees and the checks is an increase of $3,157, As a result, the Company’s stockholder’s equity, on a pro forma basis, is $4,614 as of September 30, 2016.

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

Results of Operations

Nine and three months Ended September 30, 2016 Compared to Nine and three months Ended September 30, 2015

From inception through September 30, 2016, we have sustained an accumulated deficit of approximately $11.3 million. From inception through September 30, 2016, we have not generated any revenue from operations and expect to incur additional losses to perform further research and development activities and do not currently have any commercial products. Our product development efforts are thus in their early stages and we cannot make estimates of the costs or the time they will take to complete.

Research and Development Expenses

Our research and development expenses for the nine months ended September 30, 2016 amounted to $500,000 compared to $217,000 for the nine months ended September 30, 2015. The increase between the corresponding periods primarily results from increased subcontractors expenses and the increased expenses associated with the hiring of new employees.

Our research and development expenses for the three months ended September 30, 2016 amounted to $172,000 compared to $112,000 for the three months ended September 30, 2015. The increase between the corresponding periods primarily results from increased subcontractors expenses and the increased expenses associated with the hiring of new employees.

Marketing, General and Administrative Expenses

Our marketing, general and administrative expenses for the nine months ended September 30, 2016 amounted to $1,359,000 compared to $1,128,000 (including approximately $300,000 in expenses for options granted to consultants) for the nine months ended September 30, 2015. The increase between the corresponding periods in expenses derives mainly from increases in the Company's operating activity.

Our marketing, general and administrative expenses for the three months ended September 30, 2016 amounted to $434,000 compared to $364,000 for the three months ended September 30, 2015. The increase between the corresponding periods in expenses derives mainly from increases in the Company's operating activity.

Financial income and expense, net

Our financial expenses for the nine months ended September 30, 2016 amounted to $2,261,000 compared to financial expense of $1,526,000 for the nine months ended September 30, 2015. The increase between the corresponding periods in financial expenses derives mainly from the creation and revaluation of the components of the options, derivatives and marketable securities.

Our financial expenses for the three months ended September 30, 2016 amounted to $118,000 compared to financial expense of $1,138,000 for the three months ended September 30, 2015. The decrease between the corresponding periods is mainly due to elimination of derivatives.

Net Loss from continuing operations

As a result of the foregoing research and development, marketing general and administrative expenses, and financial expenses, our net loss from continuing operations for the nine months ended September 30, 2016 was $4,120,000, compared to our net loss from continuing operations for the nine months ended September 30, 2015 of $2,871,000. The main reason for the change between the corresponding periods is the increase in the Company's operating activity and the financial expenses mainly from the creation and revaluation of the components of the financial package.

Our net loss from continuing operations for the three months ended September 30, 2016 was $724,000, compared to our net loss from continuing operations for the three months ended September 30, 2015 of $1,614,000. The decrease between the corresponding periods is the increase in the Company's operating activity and the financial expenses mainly from the creation and revaluation of the components of the financial package.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private offerings of our equity securities in Israel.

As of September 30, 2016, we had cash and cash equivalents of $143,000 as compared to $919,000 as of December 31, 2015. The decrease in cash balances is due to cash used for operating activities during the period.

We had negative cash flow from operating activities of $1,748,000 for the nine months ended September 30, 2016, compared with negative cash flow from operating activities of $913,000 for the nine months ended September 30, 2015.

The increase in cash used in operating activities derives from increased payments to service providers and Company employees. The Company has expenses not in the ordinary course of business mainly from the registration of patents, the listing of our common stock on Nasdaq and legal expenses associated with lawsuits involving the Company.

We had negative cash flow from investing activities of $31,000 for the nine months ended September 30, 2016, compared with negative cash flow from investing activities of $21,000 for the nine months ended September 30, 2015. The negative cash flow resulted from purchase of equipment.

We had positive cash flow from financing activities of $1,018,000 for the nine months ended September 30, 2016 as compared to $1,937,000 for the nine months Ended September 30, 2015. The cash flow from financing activities for the nine months ended September 30, 2016 and 2015 was mainly due to the issuance of a convertible loan and options.

As of September 30, 2016, the Company entered into fund raising agreements in a total sum of $7,815,000 out of which the sum of $4,258,000 was received in cash and marketable securities (DIMN shares). $3,557,000 was received in, checks and guarantee by an ungraded financial institution. Subsequent to September 30, 2016, an additional sum of $400,000 was received in cash from the guarantees.

We believe that our available cash, together with the amounts available to us under the bank guarantees, is sufficient capital to carry out our intended objectives during the next 20 months. To the extent we are unable to collect on the bank guarantees currently available to us or our intended objectives change, we will require additional financing to carry out our intended plan of operations. There can be no assurance, however, that such financing will be available or, if it is available, that we will be able to structure such financing on terms acceptable to us and that it will be sufficient to fund our cash requirements until we can reach a level of profitable operations and positive cash flows. We currently have no firm commitments for any additional capital.

A downturn in the United States stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our shares of common stock or the debt securities may cause us to be subject to restrictive covenants. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek additional financing. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

Off-Balance Sheet Arrangements

We have not entered into any transactions with unconsolidated entities in which we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities or any other obligations under a variable interest in an unconsolidated entity that provides us with financing, liquidity, market risk or credit risk support.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Part II – Other Information

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

We are not currently a party to any material legal proceedings except as described below.

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

The parties completed preliminary proceedings and initial affidavits were filed on June 10, 2016 by the plaintiff, including expert opinion regarding the financial damage amounts claimed by the plaintiff. The date for filing initial affidavits of evidence, including expert opinion, on behalf of the Company and the other defendants, has not arrived.

The Company estimates, based on the opinion of its legal advisers that the chances of acceptance of the remedy requested by the plaintiff in his claim, namely, that the Company was obligated to remove the restriction which was imposed on the shares and register plaintiff's shares for trade on the stock exchange, exceed the chances of its dismissal.

At this stage, it is difficult to assess the financial risk inherent in the plaintiff's claim, the proportion of the financial compensation claimed by the plaintiff is derived from the method of calculating the damage and data relating to the company's share price and trading volumes of stock. At this stage, the time for the submission of an expert opinion on behalf of the company for the calculation of the damage has not arrived and the appropriate method of calculating the loss based on the circumstances in this case has not been determined.

The provision the company recognized in its financial statements for this claim is based in part on preliminary data which were obtained from a specialist hired by the company. The Company's management believes that the provision in the reports is sufficient at this stage.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 14, 2016, the Company's board of directors resolved to act according to the provisions of the convertible loan agreements which were signed by the Company and to carry out an automatic conversion of the loans into Company shares subject to its receipt of the consideration and the approvals required by law. The Company issued the shares for the convertible loans the allotment of which had been approved by the stock exchange and the consideration for which had been received. As of September 30, 2016, the Company issued 2,091,566 shares for convertible loans received by it in the sum of $7,320. In connection with the sale of these shares, the Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

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

My Size, Inc.

Date: November 21, 2016	By:	/s/ Ronen Luzon
Ronen Luzon
Chief Executive Officer (Principal Executive Officer)

Date: November 21, 2016	By:	/s/ Or Kles
Or Kles
Chief Financial Officer (Principal Financial and Accounting Officer)

