Form 10-K
period 2016-12-31
My Size, Inc.
filed 2017-04-14
CIK 1211805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

[+972 72 3331002]

(Address, including zip code, and telephone number, including area code, of registrant’s principle executive offices)

Corporation Service Company

2711 Centerville Road, Suite 400

Wilmington, DE 19808

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

Number of shares of common stock outstanding as of April 12, 2017 was 17,605,359.

Documents Incorporated by Reference: None.

Item 1. Business

General Background and Description of the Company

My Size Inc. (hereinafter: the “Company”) was incorporated and commenced operations in September 1999 as Topspin Medical, Inc., (“Topspin”), a private company registered in the State of Delaware. Topspin was engaged, through 2012, in research and development of a medical magnetic resonance imaging (“MRI”) technology for interventional cardiology and in the development of MRI technology for use in the diagnosis and treatment of prostate cancer.

On September 1, 2005, the Company issued securities to the public in Israel according to a prospectus and became publicly traded on the Tel Aviv Stock Exchange (“TASE”). In 2007, and until August 2012, the Company registered some of its securities with the U.S. Securities and Exchange Commission (“SEC”).

In January 2012, after having received the approval at the general meeting of shareholders of the company, the company consummated a transaction whereby it acquired Metamorefix Ltd. Pursuant to such transaction Metamorefix became wholly owned by the Company. Metamorefix Ltd. was incorporated in 2007, and was engaged in the development of innovative solutions for the rehabilitation of tissues, particularly skin tissues.

On August 21, 2012, the Company’s board of directors (the “Board”), approved the suspension of the Company’s reporting obligations under Section 13(a) and 15(d) of the Securities Exchange Act (the “De-Registration”). The Company thereafter filed a Form 15 with the SEC on September 5, 2012 to effect the De-Registration. Upon the filing of the Form 15, the Company’s obligation to file periodic and current reports with the SEC, including Forms 10-K, 10-Q and 8-K, was immediately suspended.

By the end of 2012, in view of the Company’s cash flow, the Company’s ceased its above operations and shortly thereafter the Company’s employees were laid off. In January 2013 the Company sold its entire ownership interest in Metamorefix Ltd..

In December 2013, the Company changed its name to Knowledgetree Ventures Inc. In January, 2014, the Board approved a transaction with Shoshana Zigdon, a related party, concerning the entering into of a technology venture through a new subsidiary, as discussed in “Shoshana Zigdon Agreement” below. On February 16, 2014, the Company changed its name to My Size, Inc.

On July 25, 2016, the Company’s common stock began publicly trading on the NASDAQ Capital Market (“NASDAQ”).

Transaction Involving Change in Control

In September 2013, Ronen Luzon, the Company’s current Chief Executive Officer, purchased control of the Company from Mr. Asher Shmuelevitch (the "Transaction"). Mr. Luzon purchased 1,755,950 shares from Mr. Shmuelevitch, which shares represented approximately 40% of the issued and outstanding share capital at such time, and thus he became a controlling shareholder of the Company.

Within the framework of the Transaction, Mr. Luzon reached a settlement with the Company's creditors pursuant to which the main creditor, Mr. Asher Shmuelevitch, was paid a total sum of New Israeli Shekel (“NIS”) 0.5 million, in consideration for a full and final waiver of any and all his claims that he may have relating to any monetary indebtedness of the Company to the creditors.

As a result of the various investment rounds in the Company, Mr. Luzon's holdings in the Company have been diluted and currently represent approximately 9.97% of the issued and outstanding shares of Common Stock of the Company.

Business Overview

The Company is a technology company whose strategy is based on the development of applications that can be utilized to accurately take measurements of a variety of items via a smartphone. By downloading the application to one’s smartphone, the user is then able to run the smartphone over the surface of an item the user wishes to measure. The information is then automatically sent to a cloud-based server where the dimensions are calculated through the company’s proprietary algorithms, and the accurate measurements (+ or - .78 of an inch) are then sent back to the users smartphone. We believe that the commercial applications for this technology are significant in many areas.

Currently, we are focusing on the following market segments:

●	E-commerce Apparel Industry – our main target-market;

●	Courier Services;

●	Do It Yourself (DIY) uses; and

●	Usage as a Tape Measure.

While we are currently devoting much of our focus on the applications for the apparel business, the Company believes that all of the above mentioned applications will be useful to users, retailers and vendors alike.

February 2014 Purchase Agreement

In February 2014, the Company entered into a Purchase Agreement (the “Agreement’) with Shoshana Zigdon (“Seller”), relating to the acquisition of certain rights in a venture for the accumulation of physical data of human beings by portable electronic devices (including smart phones, tablets and other portable devices) for the purpose of locating, based on the accumulated data, articles of clothing in internet apparel stores, which will fit the person whose measurements were so accumulated (the “Venture”). Prior to entering into the Agreement, in January 2014, the Agreement was approved by shareholders of the Company as the Seller was also a beneficial owner of over 20% of the Company.

Pursuant to the Agreement, the Company purchased the all of Seller’s rights, title and interest in and to the Venture, including but not limited to, the method (the “Method”) and the certain patent application that had been filed by Seller (PCT/IL2013/050056) (the “Patent”, and collectively with the Method, the “Assets”).

In consideration for the sale of the Assets, the Company agreed to pay to Seller, 18% of the Company's operating profit, directly or indirectly connected with the Venture and/or the Method and/or the commercialization of the Patent together with Value-added tax (“VAT”) in accordance with the law (the "Consideration") for a period of 7 years from the end of the development period of the Venture. The parties further agreed that Seller’s right to receive the Consideration will apply even in the event the Patent is revoked/rejected/expires and/or the non-receipt of the Patent for any reason. Down payments on account of the Consideration are to be paid to the Seller once quarterly, within 14 days from the approval of the reviewed financial reports of the Company, with the exception of the fourth quarter which will be paid after the approval of the audited financial reports of the Company. Payment will be made against a duly issued tax invoice as prescribed by law.

The Agreement may be terminated by either party in the event of a breach of the obligations of the other party and the failure to cure a default within a specified period of time. The Agreement further provides that Seller is entitled to repurchase the Assets from the Company upon the occurrence of one or more of the following events: (a) if an application for liquidation of the Company and/or an application for Appointment of a receiver for the Company and/or for a significant part of its assets has been filed, and/or an attachment has been imposed on a significant part of the Company's assets, and the application or attachment – as the case may be – has not been not canceled within 60 (sixty) days from the date on which they are filed; or (b) if upon the date that is 7 years from the date of execution of the Agreement, the amount of Company’s income, directly and/or indirectly accumulated from the Venture and/or the Method and/or the commercialization of the Patent is less than NIS 3.6 million (“Repurchase Events”).

In any such Repurchase Event occurs, Seller’s shall have a 90 day right, subject to delivery of written notice to the Company of Seller’s intention to exercise such right, to repurchase the Assets from the Company. The repurchase price will be based upon a market price to be determined by an external and independent valuer, who shall be chosen by agreement by the parties, and the audit committee shall conduct the negotiations on behalf of the Company to determine the identity of the valuer. In the absence of agreement on the identity of the valuer, the valuer shall be appointed by the president of the Institute of Certified Public Accountants in Israel. If one of the parties appeals against the valuation, with the Company's decision to appeal being made by the audit committee of the company, the parties shall approach another agreed valuer from one of the four large accounting firms in Israel (and in the absence of agreement he shall be chosen by the president of the Institute of Certified Public Accountants) and an average shall be taken of the two valuations which are received. The parties shall bear the valuers' fees and all the expenses of the valuation in equal shares. Unless Seller gives the Company written notice of the retraction of Seller’s intention to repurchase the Assets, the Seller shall be obligated to repurchase the Assets within 60 days from the date of receipt of the valuation. Seller shall have the right to retract its intention to repurchase the assets, provided Seller gives written notice to the Company within 30 days of receiving the valuation and subject to Seller refunding the Company the expenses borne by the Company in respect of the valuation (provided that the Company gives Seller details of the expenses borne by it).

In addition to the foregoing, the Agreement provides that all developments, improvements knowledge and know-how developed and/or accumulated by the Company after the execution of the Agreement will be owned by the Company. Further, the Seller agreed not to compete, directly or indirectly, with the Company in anything relating to the Assets and/or the Venture and/or the Method for a period of 7 years from the end of the development period of the Venture.

The Market - The Apparel Industry

The growth in online apparel shopping has been both a blessing and a curse for retailers. The blessing: what was a $60 billion apparel and accessories market in 2015 is projected to increase to $86.4 billion US dollars by 2018. The curse: while online apparel shopping is growing quickly, so too have customer returns, and nearly 20-30% of the time it is because of a bad fit.

For apparel retailers, both in retail and online, customer returns are a necessary pain point, backed by flexible return policies and in some instances, free return shipping.  However, online retailers have higher operating costs as at least 30% of all products ordered online are returned, compared to 8.89% from retail stores, according to recent data.  The U.S. Census Bureau estimated that total e-commerce sales for 2016 were $394.9 billion, an increase of 15.1% from 2015.  Digging deeper, it can be learned that most online apparel retailers have average return rates of 15-20%, of which around 80% are fit-based. When translating these figures into hard currency, in the United States, online consumers returned $260 billion in merchandise to retailers last year, or 8% of all purchases (according to the National Retail Federation).

MySizeID

We are currently in development of an application (“MySizeID”) which assists the consumer to accurately take the measurements of his or her own body using a smartphone in order to fit clothing in the best way possible without the need to try the clothes on. The purpose of our application is to simplify the process of clothing acquisition through the internet and to significantly reduce the rate of returns of ill-fitting clothing which are acquired through the internet.

The app. is the result of a research and development effort that combines:

●	Anthropometric research – analyses of information pertaining to body measurements derived from a survey and the subsequent determination of correlations between body parts.

●	Body measurement algorithm research - an algorithm created by the Company to measure body parts.

●	Retailers size chart analyses – adopting a deep understanding of the size charts of retailers and the corresponding "body to garment size".

MySizeID will operate based on the use of existing sensors in smart phones which enable, through a specific purpose application, the measurement of the body of consumers independently by moving the cellular phone along his or her body. The measurements will then be saved on the Company's cloud database, enabling the user to search for clothes in various retailer websites without worrying about size. When a search is made, the retailer will connect to the Company's cloud database and then only provides results based on the user's measurements and other parameters as he or she may have defined. This data will also be saved for use when a customer enters a brick and mortar store to help serve the customer more efficiently and to better the shopping experience.

As soon as the item is found and the acquisition is completed, the retailer will be charged a certain percentage of the acquisition price. The rate to be charged by MySize for the acquisition has not yet been fixed, and will be determined following negotiations with fashion companies, in a more advanced stage of the development.

How MySizeID Can be Utilized by the Apparel Industry

1.	MySizeID: This app. will let consumers create a secure, online profile of their personal measurements, which can then be utilized with partnered online retailers to insure that no matter the manufacturer or size chart, they will get the right fit. The MySizeID app. will utilize a patent-pending measurement technology that does not rely on user photographs or any additional hardware; all a user needs to do is scan their body with their smartphone and the app records their measurements.

2.	In Store Shopping Tool: Users of MySizeID can allow brick and mortar merchants to access their profile to receive more personalized attention. This concierge like service enables a salesperson to better serve customers by accessing the user's size and style preferences to make the in-store shopping experience more pleasant, time efficient and satisfactory.

3.	Cross Site Search Feature: The MySizeID profile will enable users to search for a specific product or item across multiple online retailers, but, unlike most shopping comparison shopping tools, MySizeID will deliver results that fit each individual user’s measurements. This feature can be customized for personalized filters that go beyond sizing and measurements, and can also include a user's favorite colors, brands, styles and more.

The application is being designed to use a person’s body measurements to help determine correct apparel sizes when shopping on-line. To begin, the app will measure the hip breadth, and uses statistical, mathematical algorithms to recommend the most appropriate size trousers.

True Size

In November 2016, My Size introduced a new product called TrueSize.

TrueSize is a customizable, white-label, mobile application that empowers retailers to improve the online shopping experience of their customers by perfectly matching their true measurements with the retailer’s offerings. The level of accuracy and ease of use integrated into the retailer's website ensures that the customers will select the right size apparel every time, and we believe this will significantly reduce the amount of returns.

How Does TrueSize Work?

TrueSize has two components: a white label app. and a small application located on each page of the retailer's website. First, the customer downloads the TrueSize app., branded to a specific retailer’s website, and signs in, using the same credentials used for the online store. The application will then guide the customer through the process.

Using the TrueSize app., the customer next takes accurate measurements of an item of clothing from their wardrobe by placing the smartphone first on one end of the item and then on the other end. The app. will then prompt the user to take several different measurements to get a complete reading. The information pertaining to each item is then saved, but can be updated at any time.

Measurements are next stored in the cloud and a recommended size for the user is calculated. The user may continue shopping directly from the app. by clicking the “Go Shopping“ button, which will direct them to the retailer's mobile website.

The chart below illustrates how consumers can interact with the prompts from the TrueSize app.

Shopping with TrueSize:

A “TrueSize” widget in the form of a button is located in proximity to the size selection feature on each product page of the retailer’s website. If the customer has signed in to the site and has already downloaded the TrueSize App and taken measurements, a recommended size will automatically appear in the widget. Users then have the option to manually update their size parameters – height, weight, and an item’s parameters – at any time by simply clicking on the widget.

If the customer has not yet signed, a prompt will appear requesting the customer to do so.

The first customer to use the TrueSize technology is IN SITU S.A., the owner of the rights to the fashion brand-name TRUCCO (the “Trucco Project”).

The Trucco Project is currently in the development stage and, and is being designed in conjunction with Trucco, so that Trucco customers can use it in the following manner:

Stage 1 – Trucco consumers will create their profile using our web service or through our mobile app by measuring garments out of their wardrobe.

Stage 2 – after creating their profile, the users will be able to log into Trucco online shop using their Trucco ID (received after creating their profile) and selecting the type of garment they would like to buy.

Stage 3 – Trucco servers will retrieve the user information from MySize servers and filter out only the items that match the users size.

Stage 4 – the users can then select the garments he or she like and proceed to checkout.

The launch of the Trucco Project is currently expected to take place in the second quarter of 2017. The Company’s success is currently substantially dependent upon the ongoing relationship with IN SITU S.A. and the achievement of the milestones for the Trucco project.

The Market - Courier Services

When an individual wishes to ship boxes from place to place, they often call a courier service. Currently, individuals will contact a courier service and request a pick up. The individual is then usually asked the dimensions of the package to be shipped. Unfortunately, the response given to the courier can be rather vague (big, medium small etc.). This is often the cause of much confusion between the individual shipper and the courier. This confusion can lead to the courier sending out the wrong vehicle for the pick-up and/or a large price differential than what was originally quoted by the courier causing customer dissatisfaction.

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

Agreement with Katz Delivery Services, LTD

On November 20, 2015, MySize entered into an agreement with Katz Deliveries, LTD (“Katz”), one of the largest courier services in Israel. Katz delivers about five million parcels per year (the most in Israel). Katz has more than 250 vehicles. Pursuant to our agreement with Katz, the parties have agreed to mutually work together to develop and integrate MySize technology with the technology of Katz to accurately monitor the volume of all parcels delivered to it for shipment by its clients. The goal is for Katz to use our technology to help with planning its distribution lines, thus reducing operational costs by adjusting the distribution vehicles to the volume of the shipments. MySize hopes to begin to see revenues from this endeavor by the second half of 2017, but is still in negotiations with Katz regarding terms of payment.

SizeUp

MySize is working on additional consumer applications. One of these applications is in the category of “Do It Yourself” (DIY). In this application, users will be able to visualize how an object or a piece of furniture will fit in an existing room in their home or office. As many people have difficulty with spatial recognition, the company hopes this will help alleviate the problem.

In the third quarter of 2015, My Size launched the SizeUp app, a smart tape measure for the Business to Consumer market. SizeUp is a project that MySize has already completed and launched. This application allows users to utilize their smartphone as a tape measurer. The application provides measurements with an accuracy +_- 2 cm. The SizeUp application is currently offered for free. In the first quarter of 2016, a 2nd version of SizeUp for the iOS operating system was released. It included the ability to measure both horizontal and vertical measurements. In January 2017, a 3rd version of SizeUp for the iOS operating system was released. It included an innovative air measurement algorithm which allows the user to measure over the air without the need to slide the phone over the surface during the measurement. Through February 2017, there have been over 200,000 downloads of the SizeUp app.

The first version of the SizeUp app for Android was released in March 2016. It included vertical measurement.

We expect to release an updated Android version by the third quarter of 2017 that will include also a very simple one-time calibration process for ensuring high accuracy.

Currently, the 3rd version of the SizeUp app. for iOS available for free. The Company’s plan, which has not been implemented, is for both versions of the SizeUp app (for Android and iOS) to be available for free for the first 30 days, where after a user will be required to pay to continue using it.

Research and Development

The Company has incurred research and development expenses of $727,000 in 2016 and $301,000 in 2015 relating to the development of its apps. and technologies. Most of the research and development expenses are for wages and for subcontractors. The Company expects to continue to incur these costs as continues to develop its products and technologies.

Income Sources - Projected Income

The Company business model currently contemplates four methods of producing revenue through its products:

1.	Fees - The Company intends to charge sellers a fee for every garment and clothing item purchased using its services, which fees are currently anticipated to be in the range of 1-3% of royalties on product sales, depending on volume, resulting from usage of the MySizeID platform.

2.	Advertisements - the Company may generate revenue by using specialized ads using its database to identify the user's exact needs.

3.	Second Hand Goods - the Company may offer its services for private sellers of garments and clothing, such as through "ebay" and the like. In this case, the seller will pay a fee if the purchase was made using the Company's application.

4.	"Offline Shopping" - the Company may offer its services for clothing and fashion stores, for real-time use by their customers. The service may allow the store to immediately offer the customer a fitting garment suitable for his or her size.

Competition

MySize believes that its technology and applications are a win-win solution for consumers, retailers, couriers and individuals. The Company's technology is protected by 4 patent-pending submissions, with a fifth patent application in process. MySize's products are designed to allow users to measure themselves simply by sliding a smartphone over their body, and the measurements are recorded by the MySize app.

Unlike other products claiming similar capabilities, there is no need for additional accessories (no webcam, photos, or measuring tape etc.). Users of the MySize apps will have their information protected and a unique id number is provided that matches personal sizes with retailer size charts. When consumers get the right size products, retailers get fewer returns.

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

Employees and Independent Contractors

We currently have 17 employees (some of which are independent contractors).

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

Risks Related to Our Company and Our Business

We may never successfully develop any products or generate revenues.

We are a pre-revenue stage company with research, development, marketing and general and administrative expenses. We may be unable to successfully develop or market any of our current or proposed products or technologies, those products or technologies may not generate any revenues, and any revenues generated may not be sufficient for us to become profitable or thereafter maintain profitability. We have not generated any recurring revenues to date.

We have historically incurred significant losses and there can be no assurance when, or if, we will achieve or maintain profitability.

During the twelve months ended December 31, 2016, the Company realized a net loss of $4,334,000 compared with a net loss of $3,437,000 for the year ended December 31, 2015. Because of the numerous risks and uncertainties associated with the development of the Company’s products and business, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Expected future operating losses will have an adverse effect on our cash resources, stockholders’ equity and working capital. Our failure to become and remain profitable could depress the value of our stock and impair our ability to raise capital, expand our business, maintain our development efforts, diversify our portfolio of staffing companies, or continue our operations. A decline in our value could also cause you to lose all or part of your investment in our Company.

For the purpose of financing its operating activities in the foreseeable future, the Company will need to rely on, in part, the collection of existing cash commitments from investors and the sale of marketable securities.

For the purpose of financing its operating activities in the foreseeable future, the Company will rely on the collection of existing cash commitments from investors, the sale of marketable securities and raising additional funds. The Company estimates that the committed investments will be adequate to fund its operations through the 12 months following the approval date of the financial statements. The Company fully expects to continue to collect on the committed investments however; the failure to collect these funds could give rise in the future to a situation regarding the Company's ability to continue its operation as a going concern. The financial statements include no adjustments for measurement or presentation of assets and liabilities, which may be required should the Company fail to operate as a going concern.

We will need to raise additional capital to meet our business requirements in the future, which is likely to be challenging, could be highly dilutive and may cause the market price of our common stock to decline.

In order to meet our business objectives, we will need to raise additional capital, which may not be available on reasonable terms or at all. Additional capital would be used to accomplish the following:

●	financing our current operating expenses;

●	pursuing growth opportunities;

●	hiring and retaining qualified management and key employees;

●	responding to competitive pressures;

●	complying with regulatory requirements; and

●	maintaining compliance with applicable laws.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of those securities could result in substantial dilution for our current stockholders. The terms of any securities issued by us in future capital transactions may be more favorable to new investors, and may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect on the holders of any of our securities then-outstanding. We may issue additional shares of our common stock or securities convertible into or exchangeable or exercisable for our common stock in connection with hiring or retaining personnel, option or warrant exercises, future acquisitions or future placements of our securities for capital-raising or other business purposes. The issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our common stock to decline further and existing stockholders may not agree with our financing plans or the terms of such financings.

In addition, we may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we issue, such as convertible notes and warrants, which may adversely impact our financial condition.

Furthermore, any additional debt or equity financing that we may need may not be available on terms favorable to us, or at all. If we are unable to obtain such additional financing on a timely basis, we may have to curtail our development activities and growth plans and/or be forced to sell assets, perhaps on unfavorable terms, which would have a material adverse effect on our business, financial condition and results of operations.

The success of our business is highly dependent on being able to predict which applications and technologies will be successful, and on the market acceptance and timely release of those applications and technologies. If we do not accurately predict which applications and technologies will be successful, our financial performance will be materially adversely affected.

We expect to derive most of our revenue by charging fees in connection with the usage of our applications and technologies. We must make product development decisions and commit significant resources well in advance of the anticipated introduction of new applications technologies. The release of our applications and technologies may be delayed, may not succeed or may have a shorter life cycle than anticipated. If the applications are not released when anticipated or do not attain wide market acceptance, our revenue growth may never materialize, we may be unable to fully recover the resources we have committed, and our financial performance will be harmed.

We are substantially dependent on assets we purchased from an affiliated party, and if we lose the rights to such assets or the assets are repurchased for any reason, our ability to develop existing and new applications based upon these assets would be harmed, and our business, financial condition and results of operations would be materially and adversely affected.

Our business is substantially dependent upon assets that we acquired from Shoshana Zigdon. Pursuant to the Purchase Agreement, we acquired certain rights in a venture for the accumulation of physical data of human beings by portable electronic devices (including smart phones, tablets and other portable devices) for the purpose of locating, based on the accumulated data, articles of clothing in internet apparel stores, which will fit the person whose measurements were so accumulated (the “Venture”). Under the Purchase Agreement, we acquired Seller’s rights, title and interest in and to the Venture, including but not limited to, the method (the “Method”) and the certain patent application that had been filed by Seller (the “Patent”, and collectively with the Method, the “Assets”). Therefore, our ability to develop and commercialize our applications depends upon the effectiveness and continuation of the Purchase Agreement. If we lose the right to the Assets, our ability to develop existing and new drug applications would be harmed.

The Agreement may be terminated by either party in the event of a breach of the obligations of the other party and the failure to cure the default within a specified period of time. Further, Seller has the right to repurchase the Assets from us upon the occurrence of one or more of the following events: (a) if an application for liquidation of the Company and/or an application for Appointment of a receiver for the Company and/or for a significant part of its assets has been filed, and/or an attachment has been imposed on a significant part of the Company's assets, and the application or attachment – as the case may be – has not been not canceled within 60 (sixty) days from the date on which they are filed; or (b) if upon the completion of 7 years from the date of execution of the Agreement, amount of Company’s income, directly and/or indirectly accumulated from the Venture and/or the Method and/or the commercialization of the Patent is less than NIS 3.6 million (“Repurchase Events”).

A more active, liquid trading market for our common stock may not develop, and the price of our common stock may fluctuate significantly.

Although our common stock is listed on the NASDAQ Capital Market, it has only been traded on the NASDAQ Capital Market since July 25, 2016. There has been relatively limited trading volume in the market for our common stock, and a more active, liquid public trading market may not develop or may not be sustained. Limited liquidity in the trading market for our common stock may adversely affect a stockholder’s ability to sell its shares of common stock at the time it wishes to sell them or at a price that it considers acceptable. If a more active, liquid public trading market does not develop, we may be limited in our ability to raise capital by selling shares of common stock and our ability to acquire other companies or assets by using shares of our common stock as consideration. In addition, if there is a thin trading market or “float” for our stock, the market price for our common stock may fluctuate significantly more than the stock market as a whole. Without a large float, our common stock would be less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile and it would be harder for you to liquidate any investment in our common stock. Furthermore, the stock market is subject to significant price and volume fluctuations, and the price of our common stock could fluctuate widely in response to several factors, including:

●	our quarterly or annual operating results;

●	changes in our earnings estimates;

●	investment recommendations by securities analysts following our business or our industry;

●	additions or departures of key personnel;

●	changes in the business, earnings estimates or market perceptions of our competitors;

●	our failure to achieve operating results consistent with securities analysts’ projections;

●	changes in industry, general market or economic conditions; and

●	announcements of legislative or regulatory changes.

The stock market has experienced extreme price and volume fluctuations in recent years that have significantly affected the quoted prices of the securities of many companies, including companies in the staffing industry. The changes often appear to occur without regard to specific operating performance. The price of our common stock could fluctuate based upon factors that have little or nothing to do with us and these fluctuations could materially reduce our stock price.

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

Technology changes rapidly in our business, and if we fail to anticipate new technologies, the quality, timeliness and competitiveness of our products will suffer.

Rapid technology changes require us to anticipate which technologies and/or distribution platforms our products must take advantage of in order to make them competitive in the market at the time they are released. Therefore, we usually start our product development with a range of technical development goals that we hope to be able to achieve. We may not be able to achieve these goals, or our competition may be able to achieve them more quickly than we can. In either case, our products may be technologically inferior to competitive products, or less appealing to consumers, or both. If we cannot achieve our technology goals within the original development schedule of our products, then we may delay products until these technology goals can be achieved, which may delay or reduce revenue and increase our development expenses.

We rely upon third parties to provide distribution for our applications, and disruption in these services could harm our business.

We currently utilize, and plan on continuing to utilize over the current fiscal year, third party networking providers and distribution through companies including, but not limited to Apple and Google to distribute our technologies. If disruptions or capacity constraints occur, the Company may have no means of replacing these services, on a timely basis or at all. This could cause a material adverse condition for our operations and financial earnings.

We are dependent upon technology services, and if we experience damage, service interruptions or failures in our computer and telecommunications systems, our customer relationships and our ability to attract new customers may be adversely affected.

Our business could be interrupted by damage to or disruption of our computer and software systems, and we may lose data. Our customers’ businesses may be adversely affected by any system or equipment failure we experience. As a result of any of the foregoing, our relationships with our customers may be impaired, we may lose customers, our ability to attract new customers may be adversely affected and we could be exposed to contractual liability. Precautions in place to protect us from, or minimize the effect of, such events may not be adequate. If an interruption by damage to or disruption of our computer and telecommunications equipment and software systems occurs, we could be liable and the market perception of our services could be harmed.

We could be harmed by improper disclosure or loss of sensitive or confidential company, employee, associate or customer data, including personal data.

In connection with the operation of our business, we plan to store, process and transmit data, including personnel and payment information, about our employees, customers, associates and candidates, a portion of which is confidential and/or personally sensitive. Unauthorized disclosure or loss of sensitive or confidential data may occur through a variety of methods. These include, but are not limited to, systems failure, employee negligence, fraud or misappropriation, or unauthorized access to or through our information systems, whether by our employees or third parties, including a cyberattack by computer programmers, hackers, members of organized crime and/or state-sponsored organizations, who may develop and deploy viruses, worms or other malicious software programs.

Such disclosure, loss or breach could harm our reputation and subject us to government sanctions and liability under our contracts and laws that protect sensitive or personal data and confidential information, resulting in increased costs or loss of revenues. It is possible that security controls over sensitive or confidential data and other practices we and our third party vendors follow may not prevent the improper access to, disclosure of, or loss of such information. The potential risk of security breaches and cyberattacks may increase as we introduce new services and offerings, such as mobile technology. Further, data privacy is subject to frequently changing rules and regulations, which sometimes conflict among the various jurisdictions in which we provide services. Any failure or perceived failure to successfully manage the collection, use, disclosure, or security of personal information or other privacy related matters, or any failure to comply with changing regulatory requirements in this area, could result in legal liability or impairment to our reputation in the marketplace.

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

We will incur increased costs and obligations as a result of being a public company in the United States.

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

Our compliance with complicated regulations concerning corporate governance and public disclosure has resulted in additional expenses. Moreover, our ability to comply with all applicable laws, rules and regulations is uncertain given our management’s relative inexperience with operating public companies.

We are faced with expensive, complicated and evolving disclosure, governance and compliance laws, regulations and standards relating to corporate governance and public disclosure. New or changing laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing compliance work.

Our failure to comply with all laws, rules and regulations applicable to U.S. public companies could subject us or our management to regulatory scrutiny or sanction, which could harm our reputation and stock price. Our efforts to comply with evolving laws, regulations and standards are likely to continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

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

Any future or current litigation could have a material adverse impact on our results of operations, financial condition and liquidity.

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

As of the date of this prospectus, members of our management team beneficially own approximately 9.97% of our outstanding common stock. As such, management owns approximately 9.97% of our voting power. As a result, management may have the ability to control substantially all matters submitted to our stockholders for approval including:

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

We are a smaller reporting company and, as a result of the reduced disclosure and governance requirements applicable to such companies, our common stock may be less attractive to investors.

We are a smaller reporting company, (i.e. a company with less than $75 million of its voting equity held by affiliates) and we are eligible to take advantage of certain exemptions from various reporting requirements applicable to other public companies We have elected to adopt these reduced disclosure requirements. We cannot predict if investors will find our common stock less attractive as a result of our taking advantage of these exemptions. If some investors find our common stock less attractive as a result of our choices, there may be a less active trading market for our common stock and our stock price may be more volatile. There is currently no active market for our common stock.

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

Our Certificate of Incorporation authorizes 50,000,000 shares of common stock, of which 17,605,359 are currently outstanding, and our Board of Directors is authorized to issue additional shares of our common stock and preferred stock. Although our Board of Directors intends to utilize its reasonable business judgment to fulfill its fiduciary obligations to our then existing stockholders in connection with any future issuance of our capital stock, the future issuance of additional shares of our common stock or preferred stock convertible into common stock would cause immediate, and potentially substantial, dilution to our existing stockholders, which could also have a material effect on the market value of the shares.

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

Item 1B - Unresolved Staff Comments

None

Item 2 - Properties

The company currently leases 2,454 square feet of office space at 3 Arava Street, Airport City, Israel at a cost of 27,000 NIS monthly. The lease began in September of 2015 and expires in August 2017.

Item 3 - Legal Proceedings

1.     On December 27, 2015, the Company received a legal complaint. The defendants are the Company, all the members of the Board of Directors, Mrs. Shoshana Zigdon, a shareholder and related party in the Company, as well as two additional defendants who are not shareholders, officers or directors of the Company. The plaintiff alleges that the Company violated its obligation to register his shares for trade with the Tel Aviv Stock Exchange causing a total of 2,622,500 NIS damage. The plaintiff seeks relief against the defendants through financial compensation at the rate of the aforementioned alleged damage; additional compensation of 400,000 NIS due to mental anguish; and if and to the extent that until the time the plaintiff can sell its shares on the Tel Aviv Stock Exchange ("the exercise date "), if the rate of a Company shares rises above the amount of 20.98 NIS ("the base rate"), an additional amount at the rate of the difference between the base rate and the highest rate of a Company share between the time the claim was submitted and the exercise date; and also court costs and attorney's fees of the plaintiff.

All pre-trial preliminary proceedings as well as submission of all evidentiary affidavits and expert opinions by both parties have been completed.

Pursuant to the Court's recommendation, the case was referred to mediation by the honorable Judge (Rtd.) Hilla Gerstel, former president of the Central District Court. The mediation is going on and the next mediation session is scheduled for May 4th, 2017.

The Company estimates, based on the opinion of its legal counsel that the risk of acceptance of the remedy requested by the plaintiff in his claim, namely, that the Company was obligated to remove the restriction which was imposed on the shares and register plaintiff's shares for trade on the stock exchange, exceeds the chance of its dismissal. This remedy, as such, does not constitute any financial exposure to the Company.

However, the company believes, based on the opinion of its legal counsel, that assuming the plaintiff's claim for the main relief, i.e. the removal of the restriction from and the registration of his shares on the stock exchange, will be accepted by the court, it appears that prima faci the risk that the court will also rule that the plaintiff is entitled to financial compensation for the alleged delay in registering his shares, exceeds the chance that such financial compensation will not be awarded.

According to the expert opinion submitted to the court by the plaintiff, the plaintiff's expert calculates the approximate damage allegedly caused to the plaintiff between 3-3.6 million NIS assuming the shares will be registered by December 31st, 2016, and additional compensation for each additional month subsequently. According to the Company's expert opinion submitted to the court, the Company's expert asserts that the plaintiff's expert opinion is erroneous and in his opinion and assuming the plaintiff's claim will be accepted by the court, than the estimated damage caused to the plaintiff as a result of a 4-5 years delay in registering his shares is estimated at approximately NIS 234,000 (plus interest and CPI differences) if it will be ruled that the restriction from plaintiff's shares should have been removed within six months as of the purchase date thereof and at approximately NIS 130,000 if it will be ruled that the restriction from plaintiff's shares should have been removed within twelve months as of the purchase day thereof. It should be noted that all experts' calculations are based on the share market price, and consequently any changes in the share price at the time a judgement will be rendered by the court, could increase or decrees the Company's exposure respectively.

2.     On May 17, 2012, the Company signed an agreement for a convertible loan with a third party (hereinafter the "Investor"). In accordance with the loan agreement, the Company received a total of NIS 200,000 with the signing of the loan agreement and was to receive an additional amount of NIS 100,000 at the end of a period not exceeding 21 days, during which the investor would perform due diligence on the Company. In addition, the agreement was for additional investments up to a total of NIS 2,000,000.

Under the agreement, the Investor was entitled to convert the loan amounts granted to the Company into shares of common stock, at a price per share equal to the amount of NIS 0.97. If the loans were not converted into shares of common stock, the loan was to be repaid one year after the date of the loan agreement plus annual interest of 10%.

On February 18, 2015, the Company received a claim of summary judgement for the investor’s demand of payment of the loan amount of NIS 200,000, plus interest of 10% annually as from May 20, 2012 until payment of the debt, which as of the date of filing of the claim was NIS 258,000.

On June 13, 2016, a settlement agreement was entered into between the parties according to which in consideration for the final and conclusive annulment of all claims and/or demands raised by the Investor against the Company in the framework of the lawsuit, the Company would pay the Investor the sum of NIS 250,000 forthwith by wire transfer of about NIS 95,000 and by the forfeiture of the sum of about NIS 155,000 which had been deposited with the court. An additional amount of 50,000 NIS would be paid within the earlier of twelve months from the approval of the settlement agreement by the court or on the closing date of a public offering of Company shares on a stock exchange in the United States. As of the date of this Annual Report, we have not paid the NIS 50,000 that is owed to the Investor.

3.   On September 9th, 2015, fourteen shareholders filed a complaint against the Company and its CEO Mr. Ronen Luzon, alleging that in accordance with agreements signed between plaintiffs and the Company, the plaintiffs are entitled to register their shares for sale with the stock market, while the Company allegedly breached its obligation and refrained from doing its duty to register the plaintiffs' shares. The plaintiffs seek declaratory remedy that they are entitled to register their shares and also request the right to split their remedies so they will also be able subsequently to claim from the defendants compensation for any financial damage causes by the Company's failure to register their shares, including damage due to any decrease in the shares' price during the period the shares should have been registered. On November 5th, 2015, the Company filed its defense and a counter claim against the plaintiffs and against two additional defendants (who are not plaintiffs) Mr. Asher Shmuelevitch and Mr. Eitan Nahum. In its counter claim, the Company allege that the agreements by force of which the counter defendants hold their shares are defunct, based on fraud, as the counter defendants never paid and never intended to pay the agreed consideration for their shares. The Company further alleges the Mr. Shmuelevitch used his position as a director and controlling shareholder of the Company to knowingly cause the Company to enter such defunct agreements. The Company moved the court to dismiss the complaint against it, declare that all agreements with the counter defendants are null and void and that the shares should be returned to the Company. Additionally, the Company seeks financial compensation from the counter defendants for financial damage caused as a result of their actions. For the purpose of the trial charge only, the Company capped the requested compensation against counter defendants at NIS 10 million. All preliminary proceedings and hearing of all evidence by the court have been completed and the case awaits the court's judgement.

4.     On January 16, 2014, the Company received from the legal counsel of one of its shareholders a demand letter for the payment of about $1.4 million as compensation for alleged breaches by several parties, including the Company and its previous controlling shareholder (who is not the current controlling shareholder of the Company) of an allotment agreement between the Company and its previous controlling shareholder and shareholders of Metamorefix. The execution of the allotment agreement was completed in December 2011 and thereafter, in January 2013, the entire share capital of Metamorefix was sold by the Company.

A response letter was sent by the Company which stated that the Company did not consider itself as a party to the allegations which were raised in said letter and that in any event all such allegations were denied. The Company believes that the claim is without merit and the Company intends to vigorously defend the claim.

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

Item 5 - Market For Common Stock, Dividend Policy Related Stockholder Matters

Our stock currently is listed on the Tel Aviv Stock Exchange and the NASDAQ Capital Market.

The following table shows the low and high share price on the Tel Aviv Stock Exchange during the quarterly periods beginning on the two years and four month period from January 2015 to April 2017.

Month	Low share price (NIS)	High share price (NIS)
April 1, 2017-April 12, 2017	8.15	10.09
January 2017-March 2017	7.30	25.00
October 2016-December 2016	7.29	11.50
July 2016-September 2016	6.20	19.15
April 2016-June 2016	12.13	25.00
January 2016-March 2016	11.60	18.45
October 2015-December 2015	14.60	21.00
July 2015-September 2015	12.90	22.88
April 2015-June 2015	8.48	13.60
January 2015-March 2015	4.50	9.99

The following table shows the low and high share price on the NASDAQ Capital Market during the quarterly periods beginning on July 25th , 2016, the date on which we began trading on the NASDAQ Capital Market.

Month	Low share price (USD)	High share price (USD)
April 1, 2017-April 12, 2017	2.10	2.71
January 2017-March 2017	1.95	16.70
October 2016-December 2016	5.25	5.45
July 25, 2016-September 2016	4.94	7.20

As of April 5, 2017 we had 121 shareholders of record.

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

Recent Sales of Unregistered Securities

Date	Security(****)	Total Investment Amount		Amount of Shares	Share price	Details
Feb. 2014	Common Stock	$212,000	(*)	7,436,273	$ 0.03 (0.10 NIS) Per Share	Equity investment from 9 investors
Feb. 2014	Common Stock	$98,000		3,457,800	$ 0.03 (0.10 NIS) Per Share	Debt conversion.
July 2014	Common Stock	$1,274,000	(*)	2,601,250	2,156,250 Shares at $0.47 (1.6 NIS) Per Share - and - 445,000 Shares at $0.59 (2 NIS) Per Share	Equity investment from 28 investors

July 2014	Common Stock	$83,000		190,625	$0.44 (1.6 NIS) Per Share	Debt conversion

Apr. 2015	Convertible Loan and Warrants(**)	$4,025,000		Convertible into 1,150,055 Shares -and- 1,150,055 warrants	Convertible Loan convertible into 1,150,055 Shares at a conversion price of $3.5 per share. - and - 1,150,055 Warrants to Common stock with an exercise price of 18NIS per share.	Aggregate amount of $4,025,000 from 6 Investors

Jan.-Feb. 2016	Convertible Loan and Warrants(**)(***)			Convertible into 985,712 Shares -and- 985,712 warrants(**)(***)	Convertible Loan convertible into 985,712 Shares at a conversion price of $3.5 per share. - and - 985,712 Warrants to purchase Common stock with an exercise price 18NIS per share.	Aggregate amount of $3,450,000 from 6 investors
March-May 2016	Convertible Loan and Warrants(**)(***)			Convertible into 301,427 Shares -and- 301,427 warrants(**)(***)	Convertible Loan convertible into 301,427 Shares at a conversion price of $3.5 per share. - and - 301,427 Warrants to Common stock with an exercise price 18NIS per share.	Aggregate amount of $1,055,000 from 4 investors

*    Proceeds from stock issued to investors are presented in the Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) net of $65,000 issuance costs.

** In the event that the Company becomes listed on a national securities exchange in the United States the outstanding amount of the notes shall be deemed to have been converted automatically into common stock of the Company.

*** On June 10, 2016, the Company was notified that its listing application on the NASDAQ Capital Market had been approved. Our shares of common stock began trading on July 25, 2016. Accordingly, the Company's convertible loans were converted into capital. On July 14, 2016, the Company's board of directors resolved to act according to the provisions of the convertible loan agreements which were signed by the Company and to carry out an automatic conversion of the loans into Company shares subject to its receipt of the consideration and the approvals required by law. Accordingly, after the reporting date, the Company actually issued the shares for the convertible loans the allotment of which had been approved by the stock exchange and the consideration for which had been received. As of December 31, 2016, the Company issued 2,091,566 shares for convertible loans received by it in the sum of $7,320.

****All of the securities referenced were sold only to Non-US Persons in reliance on the exemption from registration contained in Regulation S.

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

	Year ended December 31,
	2016	2015
	USD in thousands	USD in thousands
Operating expenses:
Research and development	727	301
Marketing, General and administrative	1,859	1,594

Total operating expenses	2,586	1,895

Operating loss	(2,586)	(1,895)

Financial expense, net	(1,748)	(1,542)
Other income	-	-

Net loss	(4,334)	(3,437)

Other comprehensive loss :
Loss on available for sale securities	(24)	(69)
Adjustments arising from translating financial statements from functional currency to presentation currency	2	15)

Total comprehensive loss	(4,356)	(3,491)

Net basic and diluted income (loss) per share
Basic and diluted loss per share	0.27	0.22

Weighted average number of common stock used in computing basic and diluted net loss per share	16,345,499	15,313,793

	December 31,
	2016	2015
	USD in thousands
Statement of financial position
Cash and cash equivalents	34	919
Restricted cash	62	62
Other accounts receivable	1,401	124
Investment in marketable securities	579	1,808
Put Options – DIMN shares	-	764
Property and equipment, net	74	61
Total assets	2,150	3,738
Short-term convertible loans	-	3,470
Trade payable	229	141
Accounts payables	316	52
Derivative liabilities	80	-
Derivative liabilities - embedded conversion options	-	1,239
Warrants to purchase Common stock	-	1,449
Total liabilities	625	6,351
Total shareholders’ equity (deficiency)	1,525	(2,613)
Total liabilities and stockholders' equity	2,150	3,738

Item 7 - Management Discussion and Analysis of Financial Conditions and Result of Operations

You should read the following discussion along with our financial statements and the related notes included in this prospectus. The following discussion contains forward-looking statements that are subject to risks, uncertainties and assumptions, including those discussed under “Risk Factors.”. Our actual results, performance and achievements may differ materially from those expressed in, or implied by, these forward-looking statements. See “Special Note About Forward-Looking Statements.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Research and Development Expenses

Our research and development expenses for the year ended December 31, 2016 amounted to $727,000 compared to $301,000 for the year ended December 31, 2015. The increase primarily results from the continuing subcontractors expenses due to the increase in research activity and investment in the development of the Company's various products and for the increased expenses associated with the hiring of new employees. The company expects that research & development expenses will continue to grow in 2017 and that the company will recruit additional employees.

Marketing, General and Administrative Expenses

Our marketing, general and administrative expenses for the year ended December 31, 2016 amounted to $1,859,000 compared to $1,594,000 for the year ended December 31, 2015. The increase primarily results from increases in the Company’s operating activity. During 2016, the Company had expenses of about $200,000 with respect to its listing on the NASDAQ Capital Market, including consulting and other fees, compared to 2015. Another reason for the increase in general and administrative expenses is due to the Company's engagement with additional suppliers and an investment in public and investor relations. During 2016, the Company had income of $33,000 in respect of share-based payments, compared to an expense of $400,000 in 2015.

Financial Expenses, net

Our financial expenses for the year ended December 31, 2016 amounted to $1,748,000 compared to $1,542,000 for the year ended December 31, 2015. The Company had financial expenses in 2015 and 2016 mainly due to the creation and revaluation of the components of options, derivatives and marketable securities. The Company has immaterial expenses for rate of exchange differentials and bank charges.

During 2016, the Company had financing expenses of $776,000 deriving from the expiration of put options on the DIMN shares, compared with financing income of $768,000 in respect of the revaluation of these same options in 2015. During 2016, the Company had expenses with respect of a decline in the value of DIMN share in the amount of $1,233,000, compared with no expense in 2015.

During 2016, the Company had financing income of $726,000 deriving from the revaluation of derivatives and changing value of warrants, compared with financing income of $1,353,000 in respect of the revaluation of derivatives and changing value of these warrants in 2015.

Net Loss

As a result of the foregoing research and development, marketing general and administrative expenses, and as we have yet to generate revenues, our net loss for the year ended December 31, 2016 was $4,334,000, compared to our net loss for the year ended December 31, 2015 of $3,437,000. The net loss in 2016 compared to 2015 primarily resulted from our new operating activity which is focused on development of our products and marketing activities as described above.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private offerings of our equity securities in Israel.

As of December 31, 2016, the Company entered into fund raising agreements in a total sum of $7,815,000 out of which the sum of $3,247,000 and $1,410,500 was received in cash and marketable securities, respectively. The marketable securities are shares of common stock of Diamante Minerals, Inc. (“DIMN”), which are presented in the Company's balance sheet as a financial asset available for sale.

As of the date of the report the Company has $2,663,000 and $495,000 in guarantee notes and checks, respectively. The guarantee has been provided by an ungraded financial institution. Subsequent to December 31, 2016, a sum of $1,299,000 and $40,000 of the guarantee notes and the checks, respectively, have been redeemed in cash.

For the purpose of financing its operating activities in the foreseeable future, the Company will rely on the collection of existing cash commitments from investors, the sale of marketable securities and raising additional funds. The Company estimates that the committed investments will be adequate to fund its operations through the 12 months following the approval date of the financial statements. The Company fully expects to continue to collect on the committed investments however; the failure to collect these funds could give rise in the future to a situation regarding the Company's ability to continue its operation as a going concern. The financial statements include no adjustments for measurement or presentation of assets and liabilities, which may be required should the Company fail to operate as a going concern.

As of December 31, 2016, we had cash and cash equivalents of $34,000 as compared to $919,000 as of December 31, 2015. This decrease is due primarily from the operating expenses for the period.

As of the date of the report the company has $2,663,000 and $495,000 in guarantee notes and checks, respectively. The guarantee has been provided by an ungraded financial institution. Subsequent to December 31, 2016, a sum of $1,299,000 and $40,000 of the guarantee notes and the checks, respectively, have been redeemed for cash.

Net cash used in operating activities was $2,159,000 for the year ended December 31, 2016, compared with net cash used in operating activities of $1,439,000 for the year ended December 31, 2015.

The increase in cash used in operating activities derives from increased payments to service providers and Company employees. The Company had expenses not in the ordinary course of business mainly from the registration process of patents, the listing of our common stock on Nasdaq and legal expenses associated with lawsuits involving the Company.

Net cash used in investing activities for the year ended December 31, 2016, was $36,000 compared with net cash used in operating activities of $47,000 for the year ended December 31, 2015 and primarily reflects purchase of property and equipment.

We had positive cash flow from financing activities of $1,314,000 for the year ended December 31, 2016 as compared to positive cash flow of $1,763,000 for the year ended December 31, 2015. The cash flow from financing activities for the year ended December 31, 2016 and 2015 was due to the sale of stock and proceeds from convertible notes and issuance of warrants.

As mentioned at the beginning of the paragraph, the Company has checks and guarantee notes to be collected at the beginning of 2017, so that they will be reflected in investing activities in 2017.

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

AS OF DECEMBER 31, 2016

U.S. DOLLARS IN THOUSANDS

- - - - - - - - - - - - - -

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

of My Size Inc.:

We have audited the accompanying consolidated balance sheet of My Size Inc. and subsidiaries as of December 31, 2016, and the related consolidated statements of comprehensive loss, shareholders’ equity (deficiency), and cash flows for the year ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of My Size Inc. and subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for the year ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

Somekh Chaikin

Certified Public Accountants (Isr.)

Member Firm of KPMG International

Tel Aviv, Israel
April 14, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of My Size Inc.:

We have audited the accompanying balance sheet of My Size Inc. as of December 31, 2015, and the related statements of comprehensive loss, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of My Size Inc. as of December 31, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Respectfully submitted,

Weinberg & Baer LLC

Baltimore, Maryland

March 1, 2016, except for Note 1c, as to which the date is March 27, 2016.

MY SIZE INC. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share data)

		December 31,
	Note	2016	2015

Assets

Current Assets:
Cash and cash equivalents		34	919
Other receivables and prepaid expenses	3	1,401	124
Investment in marketable securities	6	-	1,808
Put Options – DIMN shares	6	-	764
Restricted cash		62	62

Total current assets		1,497	3,677

Property and equipment, net	4	74	61
Investment in marketable securities	6	579	-
		653	61

Total assets		2,150	3,738

Liabilities and stockholders’ equity

Current liabilities
Short-term convertible loans	9	-	3,470
Trade payables		229	141
Accounts payable		316	52
Derivative liabilities	6	80	-
Derivative liabilities - embedded conversion options	6	-	1,239
Warrants to purchase common stock	6	-	1,449

Total current liabilities		625	6,351
COMMITMENT AND CONTINGENT	10

STOCKHOLDERS' EQUITY (DEFICIENCY)	8
Stock capital -
Common stock of $ 0.001 par value - Authorized: 50,000,000 shares; Issued and outstanding: 17,405,359 and 15,313,793, respectively		17	15
Additional paid-in capital		13,347	4,855
Available for sale reserve		(93)	(69)
Accumulated other comprehensive loss		(102)	(104)
Accumulated deficit		(11,644)	(7,310)

Total stockholders' equity (deficiency)		1,525	(2,613)
Total liabilities and stockholders' equity		2,150	3,738

The accompanying notes are an integral part of the consolidated financial statements.

MY SIZE INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands (except share data and per share data)

		Year ended December 31,
	Note	2016	2015

Operating expenses
Research and development		(727)	(301)
Marketing, general and administrative	11	(1,859)	(1,594)

Total operating expenses		(2,586)	(1,895)

Operating loss		(2,586)	(1,895)

Financial expense, net	12	(1,748)	(1,542)

Net loss		(4,334)	(3,437)

Other comprehensive loss:
Loss on available for sale securities		(24)	(69)

Foreign currency translation differences		2	15

Total comprehensive loss		(4,356)	(3,491)

Basic and diluted loss per share		(0.27)	(0.22)

Basic and diluted weighted average number shares outstanding		16,345,499	15,313,793

The accompanying notes are an integral part of the consolidated financial statements.

MY SIZE INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)

U.S. dollars in thousands (except share data)

	Common stock		Additional paid-in	Available	Foreign currency	Accumulated	Total stockholders' equity
	Number	Amount	capital	for sale	transaction	Deficit	(deficiency)

Balance as of January 1, 2015	15,313,793	15	4,455	-	(119)	(3,873)	478

Stock-based compensation related to options granted to consultants	-	-	400	-	-	-	400
Total comprehensive loss	-	-		(69)	15	(3,437)	(3,491)

Balance as of December 31, 2015	15,313,793	15	4,855	(69)	(104)	(7,310)	(2,613)

Stock-based compensation related to options granted -to consultants	-	-	(23)	-	-	-	(23)
Total comprehensive loss	-	-	-	(24)	2	(4,334)	(4,356)
Convertible loans converted to equity	2,091,566	2	7,528	-	-	-	7,530
Warrants reclassified to equity as a result of amended exercise price currency	-	-	987	-	-	-	987

Balance as of December 31, 2016	17,405,359	17	13,347	(93)	(102)	(11,644)	1,525

The accompanying notes are an integral part of the consolidated financial statements.

MY SIZE INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year ended December 31,
	2016	2015
Cash flows from operating activities:

Net loss	(4,334)	(3,437)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	24	8
Amortization of warrant, convertible loans and Derivative	(182)	2,341
Revaluation PUT Option	776	(768)
Revaluation investment in marketable securities	1,233	-
Stock based compensation	(23)	398
Decrease (increase) in other receivables and prepaid expenses	(27)	17
Increase in Embedded Derivative	80	-
Increase (Decrease) in trade payable	86	(44)
Increase in other accounts payable	208	46

Net cash used in operating activities	(2,159)	(1,439)

Cash flows from investing activities:

Purchase of property and equipment	(36)	(47)

Net cash used in investing activities	(36)	(47)

Cash flows from financing activities:

Proceeds from convertible loan and warrants	1,339	1,888
Payment for a loan	(25)	-
Repayment of convertible loan	-	(125)

Net cash from financing activities	1,314	1,763

Effect of exchange rate fluctuations on cash and cash equivalents	(4)	(3)

Increase (decrease) in cash and cash equivalents	(885)	274
Cash and cash equivalents at the beginning of the year	919	645

Cash and cash equivalents at the end of the year	34	919

Non cash activities :
Marketable securities received upon the issuance of convertible debt	-	2,120
Warrants reclassified to equity as a result of amended exercise price currency	987	-
Conversation of loan to equity	4,846	-

The accompanying notes are an integral part of the consolidated financial statements.

MY SIZE INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 1 - GENERAL

a.	My Size Inc. (along with its subsidiaries, the “Company”) is developing unique measurement technologies based on algorithms with applications in a variety of areas, from the apparel e-commerce market, to the courier services market and to the to Do It Yourself (DIY) smartphone and tablet apps market. The technology is driven by several patent-pending algorithms which are able to calculate and record measurements in a variety of novel ways.

My Size Inc., was incorporated and commenced operations in September 1999, as Topspin Medical Inc. (“Topspin”), a private company registered in the State of Delaware. Topspin was engaged, through its Israeli subsidiary, in research and development in the field of cardiology and urology.

Beginning on September 1, 2005, the Company has traded on the Tel Aviv Stock Exchange.

During 2008, in light of the Company's cash flow shortage, the Company discontinued its operations in the cardiology and urology field and soon after dismissed all of its employees. From 2011-2013, the Company engaged in developing solutions for tissue restoration through a subsidiary was sold in the end of 2013.

In December 2013, the Company changed its name from Topspin Medical Inc. to Knowledgetree Ventures Inc., and on February 16, 2014 the Company changed its name to My Size Inc.

In February 2014, the Company established a wholly-owned subsidiary, My Size (Israel) 2014 Ltd., a company registered in Israel, which is currently engaged in the development of the Venture described below.

b.	On January 9, 2014,at the Company's General Meeting, the shareholders approved an engagement with one of the Company’s investors (the "Seller") for the purchase of rights in a Venture (the “Venture”), including the rights to the method and the certain patent application that had been filed by the Seller (the “Assets”). The Venture relates to the development of technologies and applications which will assist the consumer to accurately take the measurements of his own body using a mobile device in order to fit clothing in the best way possible without the need to try on the clothing.

In return for purchasing an interest in the Venture, the Company shall undertake to pay the Seller 18% of the Company’s operating profit, direct or indirect, connected to the Venture for a period of 7 years starting from the end of the Venture’s development period.

As part of the agreement, the Seller received an option to buy back the Assets for consideration which will reflect the market fair value at that time, on the occurrence of the following events: a) if a motion has been filed to liquidate the Company; b) If 7 years after signing the agreement, the Company’s total accumulated revenues, direct or indirect, from the Venture or the commercialization of the patent will be lower than NIS 3.6 million.

In such an event, Seller may repurchase the interest in the Venture at a market price to be determined by an independent third party valuation consultant, who shall be chosen by agreement by the parties, and the audit committee shall conduct the negotiations on behalf of the Company to determine the identity of the consultant.

c.	During the reported years, the Company has incurred losses and negative cash flows from operations and the accumulated loss has reached $11.7 million. The Company has financed its operations mainly through fundraising from private investors.

As of December 31, 2016, the Company entered into fund raising agreements in a total sum of $7,815, out of which the sum of $3,247 and $1,410 was received in cash and marketable securities, respectively. The marketable securities are shares of common stock of Diamante Minerals, Inc. (“DIMN”), which are presented in the Company's balance sheet as a financial asset available for sale.

MY SIZE INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 1 - GENERAL (Cont.)

As of the date of the report, the Company has $2,663 and $495 in guarantee notes and checks, respectively. The guarantee has been provided by an ungraded financial institution. Subsequent to December 31, 2016, a sum of $1,299 and $40 of the guarantee notes and the checks, respectively, have been redeemed in cash.

For the purpose of financing its operating activities in the foreseeable future, the Company will rely on the collection of existing cash commitments from investors, the sale of marketable securities and raising additional funds. The Company estimates that the committed investments will be adequate to fund its operations through the 12 months following the approval date of the financial statements. The Company fully expects to continue to collect on the committed investments however; the failure to collect these funds could give rise in the future to a situation regarding the Company's ability to continue its operation as a going concern. The financial statements include no adjustments for measurement or presentation of assets and liabilities, which may be required should the Company fail to operate as a going concern.

d.	The Company operates in one reportable segment and all of its long-lived assets are located in Israel.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP").

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

The majority of the Company and its subsidiaries expenses are denominated in New Israeli Shekel ("NIS"). Therefore, the Company's management believes that the currency of the primary economic environment in which the operations of the Company and its subsidiaries are conducted is the NIS and thus its functional currency. The financial statements are translated as follows:

1.	Assets and liabilities at the end of each reporting period (including comparative data) are translated at the closing rate at the end of the reporting period.

2.	Income and expenses for each period included in profit or loss (including comparative data) are translated at average exchange rates for the relevant periods; however, if exchange rates fluctuate significantly, income and expenses are translated at the exchange rates at the date of the transactions.

3.	Stock capital, capital reserves and other changes in capital are translated at the exchange rate prevailing at the date of incurrence.

4.	Accumulated deficit is translated based on the opening balance translated at the exchange rate at that date and other relevant transactions during the year are translated as described in 2) and 3) above.

MY SIZE INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Cont.)

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

The Company's property and equipment are reviewed for impairment in accordance with ASC 360, "Property Plant and Equipment", whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs. During the periods ended December 31, 2016 and 2015, no impairment losses have been recorded.

g.	Severance pay:

The Company's liability for severance pay is covered by Section 14 of the Israeli Severance Pay Law ("Section 14"). Under Section 14, employees in Israel are entitled to have monthly deposits, at a rate of 8.33% of their monthly salary, made on their behalf to their insurance funds. Payments in accordance with Section 14 release the Company from the liability for any future severance payments in respect of those employees. As a result, the Company does not recognize any liability for severance pay due to these employees and the deposits under Section 14 are not recorded as an asset in the Company's balance sheet. These contributions for compensation represent defined contribution plans.

MY SIZE INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Cont.)

h.	Research and development costs:

Research and development costs are charged to the statement of operations, as incurred. Most of the research and development expenses are for wages and subcontractors.

i.	Income taxes:

The Company accounts for income taxes in accordance with ASC 740, "Income Taxes". This Statement prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to the amount more likely than not to be realized. As of December 31, 2016 and 2015, a full valuation allowance was provided by the Company.

The Company implements a two-step approach to recognize and measure the benefit of its tax positions. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is greater than 50 percent (cumulative basis) likely to be realized upon settlement. The Company believes that its tax positions are all highly certain of being upheld upon examination. As such, as of December 31, 2016 and 2015 the Company has not recorded a liability for unrecognized tax benefits.

j.	Accounting for stock-based compensation:

The Company accounts for stock compensation arrangements with non-employees in accordance with ASC 505 which require that such equity instruments are recorded at their fair value on the measurement date. The measurement of stock- based compensation is subject to periodic adjustment as the underlying equity instruments vest. Non-employee stock-based compensation charges are amortized over the vesting period on a straight-line basis. For stock options granted to non-employees, the fair value of the stock options is estimated using a Black-Scholes valuation model.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Cont.)

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

The Company holds shares in a publicly-traded company – Diamante Minerals, Inc. which are classified as available-for-sale equity securities. The marketable securities have readily determinable fair market values that are calculated based on the share price in the measurement date and ranked as Level 1 assets.

l.	Convertible promissory notes:

The Company applied ASC 470-20 and ASC 815 to the convertible promissory notes.

m.	Basic and diluted net loss per share:

Basic net loss per share is computed based on the weighted average number of Common stock outstanding during each year. Diluted net income per share is computed based on the weighted average number of shares of Common stock outstanding during each year plus dilutive potential equivalent Common stock considered outstanding during the year, in accordance with ASC 260, "Earnings per Share". For the years ended December 31, 2016 and 2015 all outstanding options and warrants have been excluded from the calculation of the diluted net loss per share since their effect was anti-dilutive.

MY SIZE INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Cont.)

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

o.	Impact of recently issued accounting standard:

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern" ("ASU 2014-15"). ASU 2014-15 requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern for a period of one year after the date that the financial statements are issued. If such conditions or events exist, an entity should disclose that there is substantial doubt about the entity's ability to continue as a going concern for a period of one year after the date that the financial statements are issued. Disclosure should include the principal conditions or events that raise substantial doubt, management's evaluation of the significance of those conditions or events in relation to the entity's ability to meet its obligations, and management's plans that are intended to mitigate those conditions or events. ASU 2014-15 will be effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The impact of the new standard on the company is not expected to be material.

p.	Impact of recently issued accounting standard not yet adopted:

In January 2016, the FASB issued Accounting Standards Update No. 2016-01 (ASU 2016-01) "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." ASU 2016-01 amends various aspects of the recognition, measurement, presentation, and disclosure for financial instruments. With respect to our consolidated financial statements, the most significant impact relates to the recognition and measurement for equity investments. Additionally, ASU 2016-01 will impact the disclosure and presentation of financial assets and liabilities. ASU 2016-01 is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2017. Early adoption by public entities is permitted only for certain provisions. The Company is examining the effects of the update on the financial statements with no plans for early adoption.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02) which amends the FASB Accounting Standards Codification and created Topic 842, "Leases." Under Topic 842, lessees are required to recognize assets and liabilities on the balance sheet for most leases and provides for enhanced disclosures. Leases will continue to be classified as either finance or operating. ASU 2016-02 is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2018. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Full retrospective application is prohibited and early adoption by public entities is permitted. The Company is examining the possibility of early adoption of the update and the anticipated effects of its adoption on the financial statements.

MY SIZE INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Cont.)

On March 30, 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to improve the accounting for share-based payment transactions as part of the FASB's simplification initiative. This ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2016. Early adoption is permitted in any interim or annual period provided that the entire ASU is adopted.

The impact of adopting the new standard on the operating income is not expected to be material.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which significantly changes the way entities recognize impairment of many financial assets by requiring immediate recognition of estimated credit losses expected to occur over their remaining life. This ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2019. Early adoption is permitted for annual and interim periods in fiscal years beginning after December 15, 2018. The impact of adopting the new standard on the net income is not expected to be material.

q.	Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

MY SIZE INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 3 - OTHER ACCOUNTS RECEIVABLE

	December 31,
	2016		2015

Prepaid expenses and deferred cost	19		8
Government authorities	24		26
Receivable on account of shares	1,339	*	-
other	19		90
	1,401		124

* The Company received the money up to the date of signing the financial statements, see note 1 C.

NOTE 4 - PROPERTY AND EQUIPMENT, NET

	Computers and peripheral equipment	Office furniture and equipment	Leasehold improvements	Total
Cost
Balance as at January 1, 2015	5	5	15	25
Additions	38	8	-	46
Balance as at December 31, 2015	43	13	15	71

Balance as at January 1, 2016	43	13	15	71
Additions	31	5	-	36
Balance as at December 31, 2016	74	18	15	107

	Computers and peripheral equipment	Office furniture and equipment	Leasehold improvements	Total
Depreciation
Balance as at January 1, 2015	*	*	*	1
Additions	7	1	1	9
Balance as at December 31, 2015	7	1	2	10

Balance as at January 1, 2016	7	1	2	10
Additions	21	1	1	23
Balance as at December 31, 2016	28	2	3	33

* Represent an amount less than $1.

Carrying amounts
As at December 31, 2015	36	12	13	61
As at December 31, 2016	46	16	12	74

MY SIZE INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 5 - RELATED PARTY TRANSACTIONS

A. Balances with related parties:

The following related party payables are included in trade payable and accounts payable.

	December 31
	2016	2015

Officers (*)	61	8
Directors	23	44
Monkeytech (**)	21	-
	105	52

(*) The amount includes the net salary payable without the related expenses.

(**) The company Chief Technology Officer, Oded Shoshan, is compensated pursuant to a technology consulting agreement between the Company and Monkeytech Ltd. Mr. Shoshan is the chief executive officer and one of the owners of Monkeytech.

B. Controlling shareholder benefits:

	December 31
	2016	2015

Salaries and related expenses	311	167
Directors	49	65
R&D expenses to subcontractor	118	82
	478	314

NOTE 6 - FINANCIAL INSTRUMENTS

The following tables presents our significant assets and liabilities that are measured at fair value ao recurring basis and their classification within the fair value hierarchy:

	December 31, 2016
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial assets

Investment in marketable securities	579	-	-

	December 31, 2016
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial liabilities

Derivative liabilities	-	80	-

	December 31, 2015
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial assets

Investment in marketable securities	1,808	-	-

Put Options – DIMN shares	-	764	-

MY SIZE INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 6 - FINANCIAL INSTRUMENTS (Cont.)

	December 31, 2015
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial liabilities

Warrants	-	1,449	-

Derivative liabilities embedded conversion options	-	1,239	-

The carrying amounts of cash and cash equivalents, other accounts receivable, short-term loan, accounts payable and other accounts payable approximate their fair value due to the short-term maturities of such instruments.

At December 31, 2016, gross unrecognized loss, recognized loss and fair value (based on quoted market prices) of these securities were $24, $1,233 and $579, respectively (At December 31, 2015 $69, $0 and $1,808, respectively)

NOTE 7 - TAXES ON INCOME

a.	At December 31, 2016, the Company had U.S. federal net operating loss (“NOL”) carryforwards of approximately $12.74 million available to reduce future taxable income. The NOL carryforwards are available for a 20-year period and expire between 2023 and 2035. The sum of $3.963 million will expire between 2023-2027, $6.282 million will expire at 2028 and sum of $2.495 million will expire between 2029-2035. Utilization of the U.S. net operating losses may be subject to substantial limitations due to the change of ownership provisions of the Internal Revenue Code of 1986.

The U.S Company has final tax assessments through 2012.

b.	Foreign tax:

1.	Tax rates:

Presented hereunder are the tax rates relevant to the Company’s Israeli subsidiary:

2014 – 26.5%
2015 – 26.5%
2016 – 25%

On January 4, 2016, the Knesset plenum passed the Law for the Amendment of the Income Tax Ordinance (Amendment 216) - 2016, by which, inter alia, the corporate tax rate would be reduced by 1.5% to a rate of 25% as from January 1, 2016.

Furthermore, on December 22, 2016, the Knesset plenum passed the Economic Efficiency Law (Legislative Amendments for Achieving Budget Objectives in the Years 2017 and 2018) – 2016, by which, inter alia, the corporate tax rate would be reduced from 25% to 23% in two steps. The first step will be to a rate of 24% as from January 2017 and the second step will be to a rate of 23% as from January 2018.

As a result of the reduction in the tax rate to 25%, the deferred tax balances as at January 4, 2016 were calculated according to the new tax rate specified in the Law for the Amendment of the Income Tax Ordinance, at the tax rate expected to apply on the date of reversal.

As a result of the reduction in the tax rate to 23% in two steps, the deferred tax balances as at December 31, 2016 were calculated according to the new tax rate specified in the Economic Efficiency Law (Legislative Amendments for Achieving Budget Objectives in the Years 2017 and 2018), at the tax rate expected to apply on the date of reversal.

MY SIZE INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 7 - TAXES ON INCOME (Cont.)

2.	The Company’s subsidiaries have estimated total available carryforward operating tax losses for Israeli income tax purposes of approximately $41,597 as of December 31, 2016. Of these losses, a total of $38,311 are owned by Topspin Medical (Israel) Ltd. These losses will likely not be offset by future income due to the fact that Israeli tax law does not allow the offset of subsidiary company losses against the parent’s future income. The other losses are owned by My Size Israel 2014 Ltd and may be carryforward to offset against future income for an indefinite period of time.

3.	Topspin Medical (Israel) ltd. has final tax assessments through 2012 and My Size (Israel) 2014 Ltd. has no final tax assessments.

c.	U.S. and foreign components of loss from continuing operations, before income taxes consisted of:

	December 31,
	2016	2015
U.S	(2,617)	(1,984)
Non-U.S. (foreign)	(1,717)	(1,453)
	(4,334)	(3,437)

d.	Deferred taxes:

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company`s deferred tax assets are as follows:

	December 31,
	2016	2015
Deferred tax assets:

Operating loss carryforwards	14,097	14,835
Marketable securities	418	-

Deferred tax assets before valuation allowance	14,515	14,835
Valuation allowance	(14,515)	(14,835)

Net deferred tax asset	-	-

The following table presents a reconciliation of the beginning and ending valuation allowance:

	December 31,
	2016	2015
Balance at beginning of the year	14,835	15,549
Additions in valuation allowance to the income statement	587	515
Additions in valuation allowance allocated to OCI	418	-
Reductions in valuation allowance due to exchange rate differences and change in tax rate	(1,325)	(1,229)
Balance at end of the year	14,515	14,835

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized.

The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are utilized. Based on consideration of these factors, the Company recorded a full valuation allowance at December 31, 2016 and 2015.

MY SIZE INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 7 - TAXES ON INCOME (Cont.)

e.	Theoretical tax

The following presents the adjustment between the theoretical tax amount and the tax amount included in the financial statements:

	December 31,
	2016	2015

Loss before income taxes	4,334	3,437
Statutory tax rate	34%	34%
Theoretical tax benefit	1,474	1,169
Foreign tax rate differences and exchange rate differences	(189)	(118)
Nondeductible expenses	(698)	(536)
Change in valuation allowance	(587)	(515)
Taxes on income	-	-

NOTE 8 - STOCKHOLDERS' EQUITY (DEFICIENCY)

a.	Common stock confers upon their holders the right to receive notice to participate and vote in general meetings of the Company, and the right to receive dividends if declared.

b.	On June 10, 2016, the Company was notified that its listing application on the NASDAQ Stock Market ("Nasdaq") had been approved. The shares began trading on July 25, 2016. On July 14, 2016, the Company's board of directors resolved to act according to the provisions of certain convertible loan agreements which were signed by the Company and to carry out an automatic conversion (which was triggered by the exchange listing) of such loans into Company shares subject to its receipt of the consideration and the approvals required by law. Accordingly, the Company issued the shares for the convertible loans, the allotment of which had been approved by the requisite stock exchanges and the consideration for which had been received. The Company issued 2,091,566 shares for convertible loans received by it in the sum of $7,320. See also Note 9.

c.	In December 2016, the Company entered into a consulting agreement with a consultant (the “Consultant”) for the rendering of providing services in connection with marketing strategies, micro and macro-economic issues and for the promotion of the Company's marketing, business, products and operations through smartphone applications. The agreement is for a period of 18 months commencing from October 2016.

In consideration for the services the Company will issue to the Consultant 25,000 shares of common stock of the Company which will be transferred in five installments of 4,150 each and a sixth installment of 4,250 shares each quarter. In addition, the company will issue to the Consultant stock options for the acquisition of the company shares, exercisable not later than March 31, 2018 at an exercise price of NIS18 per share.

MY SIZE INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 8 - STOCKHOLDERS' EQUITY (DEFICIENCY) (Cont.)

In addition, the company undertook to pay the balance of the consideration for the sale of the shares by the Consultant up to the sum of NIS500,000. If the consideration for the sale of the shares falls below 90% of the shares' price on the stock exchange on the date of their sale, the company shall pay the Consultant the difference. The company may decide at its own discretion whether to make such payment in cash or shares.

The agreement is subject to the approval of the Company's board of directors and the securities authorities in Israel and in the US.

On March 21, 2017, after the report's period, the general meeting adopted a resolution for the approval of a capital remuneration plan for consultants. Said approval was required for the issue of the shares of common stock of the Company and the stock options.

During 2016, costs in the sum of $90 were recorded by the Company and an undertaking to pay the balance of the consideration was recognized in the sum of $80 according to the fair value of the undertaking. The issue of the shares of common stock of the Company and stock options was subject to the receipt of all required regulatory approvals. As of the date of the financial report, the shares and options have not yet been issued.

d.	Option issued to consultants

The Company's outstanding options granted to consultants as of December 31, 2016 are as follows:

Issuance date	Options for Common stock	Weighted Average exercise price per share	Options exercisable	Expiration date

April 2012	3,066	NIS 0.15	3,066	April 2022
September 2014	100,000	NIS 1.6	100,000	September 2020
September 2014	50,000	NIS 1.6	50,000	September 2020

Total	153,066	NIS 1.33	153,066

The Company uses the Binomial model to measure the fair value of the stock options with the assistance of a third party valuation.

The fair value of the Company's stock options granted to non-employees was calculated using the following weighted average assumptions:

	Year ended December 31,	Year ended December 31,
	2016	2015

Dividend yield	0%	0%
Expected volatility	83%-55%	62%
Risk-free interest	0.2%-0.9%	1.34%
Contractual term of up to (years)	6-1.5	6
Suboptimal exercise multiple (NIS)	11.9-8.3	17.72

e.	Stock-based compensation:

The stock based expense recognized in the financial statements for services received from non-employees is shown in the following table:

	Year ended December 31,
	2016	2015

Marketing (income) expenses	(33)	400
General And Administrative	10	-
	(23)	400

MY SIZE INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 9 - CAPITAL INVESTMENTS

a.	Between February and March of 2015, the Company signed convertible loan agreements with investors for total consideration of $2,025. The convertible loans did not bear any interest and were for a period of 8 months. During the convertible loan agreement period, the new investors could have converted the loan amounts to 578,570 shares of common stock of the Company, which reflects a conversion price of $3.50 per share, at the investor’s discretion. In the event that the Company became listed on a national securities exchange in the United States, the outstanding amount of the notes shall be deemed to have been converted automatically into common stock of the Company.

As part of the convertible loan agreements the Company granted the new investors 578,570 warrants to purchase shares of common stock with an exercise price of $4.50 USD per share. The warrants are exercisable for two years from the date issued.

b.	On January 25, 2016, the warrants granted to all of the investors since February 2015 were amended (except with respect to the warrants held by one investor). The exercise price of the warrants was changed from $4.50 USD to NIS18 so that the exercise price was tied to the functional currency of the Company. This amendment of the exercise price to NIS changed the accounting for the warrants in accordance with ASC 470 and the warrants in the amount of $987 has been reclassified to additional paid-in-capital. Prior to setting of the exercise price in USD, the accounting standards required the Company to record the warrants as a liability.

On April, 2016, the Company signed a loan repayment extension for the convertible loans for a two year period until March 31, 2018 (as described in Note 9f below).

The loans and warrants are accounted for as three different components.

Warrants exercisable into shares of common stock are measured at fair value. Changes in fair value are recorded in the statement of income and loss.

The following table sets forth the assumptions used to measure the fair value of the warrants using the Black Scholes Model:

	Day of issuance	As of December 31th, 2015	As of January 24th, 2016
Fair Value	289	693	465
Strike Price	4.50	4.50	4.50
Dividend Yield %	-	-	-
Expected volatility	79%-80%	64%-67%	60%-61%
Risk free rate	0.39%-0.41%	0.7%	0.7%
contractual life remaining	1.5	0.9-1.03	0.8-1
Stock Price	2.29-2.69	4.54	4.21

MY SIZE INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 9 - CAPITAL INVESTMENTS (Cont.)

Short-term convertible loans – financial expense for this component are realized using the effective rate over time. As of the issuance day the value of the loans were $374.

Embedded derivative – the conversion option held by the lender is measured at fair value. Changes in fair value are recorded in the statement of income and loss.

The following table sets forth the assumptions used to measure the fair value of the embedded derivative using the Black Scholes Model:

	Day of issuance	As of December 31th, 2015	As of June 10th, 2016
Fair Value	114	594	1,198
Strike Price	3.50	3.50	3.50
Dividend Yield %	-	-	-
Expected volatility	57%-61%	55%	75%
Risk free rate	16%-17%	0.1%-0.2%	0.7%
Expected term	0.67	0.04-0.19	1.8
Stock Price	3.89-4.36	4.54	4.63

c.	On April 15, 2015, the Company signed an additional convertible loan agreement with a new investor for total consideration of $2,000. The consideration was given in the form of shares of common stock of Diamante Minerals, Inc. (DIMN) which is publicly traded on the OTCQB Marketplace. The convertible loan did not bear any interest and is for a period of 8 months. During the convertible loan agreement period the new investor could convert the loan amount to 571,429 shares of common stock of the Company, which reflected a conversion price of $3.50 USD per share, at his discretion. In the event that the Company became listed on a national securities exchange in the United States the outstanding amount of the note shall be deemed to have been converted automatically into common stock of the Company. If the loan is not converted into Company shares, the Company has the right to repay the loan in DIMN shares according to the value of the shares on the date of the transaction.

In addition, the investor has the right to repurchase DIMN shares at a price higher than 105% of its value on the date of the transaction or 5% of the value of the shares traded on the stock exchange.

At the same time, the Company has the right to choose whether to repay the loan in cash or to return the shares that were borrowed or part thereof. This mechanism provides protection against impairment of shares below the threshold of $2 million, which is equivalent to a put option on DIMN shares up to an exercise price of $0.55.

The following table sets forth the assumptions used to measure the fair value of the warrant using the Black Scholes Model:

	Day of issuance	As of December 31th, 2015	As of January 24th, 2016
Fair Value	612	756	522
Strike Price	4.50	4.50	4.50
Dividend Yield %	-	-	-
Expected volatility	82%	69%	60%
Risk free rate	0.51%	0.7%	0.7%
Expected term	1.5	1.1	1
Stock Price	3.83	4.54	4.21

MY SIZE INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 9 - CAPITAL INVESTMENTS (Cont.)

Short-term convertible loans – financial expense for this component are realized using the effective rate over time. As of the issuance day the value of the loan was $953

Embedded derivative – the conversion option held by the lender is measured at fair value. Changes in fair value are recorded in the statement of income and loss.

The following table sets forth the assumptions used to measure the fair value of the embedded derivative using the Black Scholes Model:

	Day of issuance	As of December 31th, 2015	As of March 31st, 2016	As of June 10th, 2016
Fair Value	349	645	14	1,261
Strike Price	3.50	3.50	3.5	3.50
Dividend Yield %	-	-	-	-
Expected volatility	55%	49%	38%	75%
Risk free rate	0.19%	0.2%	0.2%	0.7%
Expected term	0.67	0.28	0.03	1.8
Stock Price	3.83	4.54	3.31	4.63

The following table sets forth the assumptions used to measure the fair value of the put options using the Black Scholes Model:

	Day of issuance	As of December 31th, 2015
Fair Value	807	764
Strike Price	0.55	0.55
Dividend Yield %	-	-
Expected volatility	125%	171%
Risk free rate	0.1%	0.2%
Expected term	0.67	0.28
Stock Price	0.53	0.5

As part of the convertible loan agreement the Company granted the investor 571,429 warrants to purchase shares of common stock with an exercise price of $ 4.50 per share. The warrants are exercisable for two years from the date of issuance.

On May 19, 2016, the Company signed an addendum to the investment of April 15, 2015, in which the investor is obligated to transfer additional US publicly traded shares to the Company so that the value of these shares that will be transferred plus 3,616,667 shares of DIMN, which were transferred to the company on August 11, 2015, will be $ 2,000. On August 18, 2016 the Company and the investor signed a further amendment for the agreement of the the loan in which the Company will waive the additional shares and thereof the amount of the loan will be set to $1,410.5 and in return the company will issue 403,000 shares and 403,000 options to purchase shares of common stock.

On September 5, 2016 the shares and options were issued by the Company. On December 31, 2016, the value of the DIMN shares owned by the Company was approximately $579. As of December 31, 2016 the Company holds approximately 3.617 million shares of DIMN, representing approximately 6.95% of the issued share capital of DIMN. DIMN is engaged in exploration, development and operation of a diamond project.

MY SIZE INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 9 - CAPITAL INVESTMENTS (Cont.)

d.	On December 28, 2015, the Company signed convertible loan agreements totaling $2.7 million with two investors. The convertible loans do not bear interest. The loans are convertible into shares of the company within 8 months from the date of receipt at an exercise price of $3.50 per share (771,427 shares). In addition, the Company issued warrants convertible into 771,427 shares of common stock of the Company for 24 months at an exercise price of $4.50 per warrant.

e.	On February 2016, the board of directors of the Company approved the Company's engagement with private-investors in convertible loan agreements according to which the investors would tender an interest free loan to the Company in the total amount of $750, convertible into shares of common stock of the Company. The loans are convertible into Company's shares within eight months from their receipt in an exercise price of $3.50 per share (214,285 shares). In addition, the Company would issue options to purchase 214,285 to common stock over a period of 24 month and at an exercise price of NIS18 per option.

On the date of its receipt of the loan amounts, the allotment was attributed to three components:

(1)	Equity options to Company shares – measured according to the fair value on the measurement date. The following table presents the data which were used to measure the fair value of the equity options to Company shares according to the Black Scholes Model for the pricing of options, with respect to the above plan:

Day of issuance
Fair value in USD thousands	77
Exercise price in NIS	18
Dividend return for the share (%)	0
Expected volatility of share price (%)	75%
No risk interest rate (%)	0.2%
Life expectancy of the share options (years)	2
Price per share (NIS)	17.39-17.78
Early exercise multiplier	0

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

The following table presents the data used to measure the fair value of the embedded derivative of the Company's shares according to the Black Scholes Model with respect to the above plan:

	Day of issuance	As of June 10th, 2016
Fair value in USD thousands	92	93
Exercise price in Dollars	3.5	3.50
Dividend return for the share (%)	0	-
Expected volatility of share price (%)	75%	75%
No risk interest rate (%)	0.7%	0.7%
Life expectancy of the share options (years)	1.85	1.8
Price per share	4.58	4.63

MY SIZE INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 9 - CAPITAL INVESTMENTS (Cont.)

f.	Following the investment agreements which were executed by the Company in December 2015, and February 2016, (as described in note 9d and 9e above) in a total amount of $3,450, in April, 2016, the Company signed a loan repayment extension for a two year period until March 31, 2018. The above loan repayment extension was executed by the repayment of the existing instruments and the re-issue of a loan consisting of a commitment component and a conversion component. In addition, following its receipt of Nasdaq's listing approval on June 10, 2016, the Company converted these loans into capital as described in note 9J.

g.	During July 2016, the company received the money from investors through a guarantee by an ungraded financial institution in the sum of $3,156 (as described in note 1C).

h.	In May 2016, the Board of Directors approved the Company's offers with private investors for convertible loan agreements whereby the investors were to provide a loan for a total amount of $1,055, which does not bear interest, and which is convertible into common shares of the Company.

The loans are convertible into 301,426 shares until March 31, 2018 at an exercise price of $3.50 per share. In addition, the Company will issue non-negotiable warrants to purchase 301,426 shares of common stock of the Company until March 31, 2018 at an exercise price of NIS 18 per share. From the above agreements the Company received, as of December 31, 2016, about $560 in cash and about $495 in three checks. Accordingly, on September 5, 2016, the Company issued 159,998 shares and options in exchange for payment the payment of $560.

To ensure his obligations under the Agreement, the Investor provided the Company with a third-party guaranty and postdated checks.

The Investor and the Guarantor failed to fulfill their obligations under the Agreement and didn’t provide the Company with the loan. The bank returned the checks that the Company tried to deposit.

The Company’s attempts to reach amicable solution to resolve the breach of this agreement failed.

Therefore, On February 22, 2017 the Company gave a written notice to the Investor and the guarantor, stating that unless the full payment of all due amounts was made by February 27, 2017, that will constitute a grave and fundamental breach of the agreement and the Company shall immediately commence appropriate legal action to protect its interest.

On February 28, 2017, the Company's Board of Directors resolved to accede to the investors request to extend the date designated for payment to the Company provided for under the agreement by 21 additional days. On April 9, 2017 the Board resolved to authorize management to determine a payment plan for the investor, in accordance with the Company's financial needs, so that the entire outstanding balance of the debt will be paid by May 30th, 2015. No shares will be issued until the entire outstanding debt will be fully paid.

Subsequent to December 31, 2016, a sum of $40 of the checks has been redeemed in cash.

i.	On June 10, 2016, the Company was notified that its listing application on Nasdaq had been approved. Shares of Company common stock began trading on July 25, 2016. Accordingly, the Company's convertible loans were converted into capital. On July 14, 2016, the Company's board of directors resolved to act according to the provisions of the convertible loan agreements which were signed by the Company and to carry out an automatic conversion of the loans into Company shares subject to its receipt of the consideration and the approvals required by law. Accordingly, after the reporting date, the Company actually issued the shares for the convertible loans for the allotment of which had been approved by the applicable stock exchanges and the consideration for which had been received. As of December 31, 2016, the Company issued 2,091,566 shares for convertible loans received by it in the sum of $7,320.

MY SIZE INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 9 - CAPITAL INVESTMENTS (Cont.)

A summary of the warrant activity during the years ended December 31, 2016 and 2015 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years

Outstanding, December 31, 2014		-	-
Issued	1,149,999	4.50
Outstanding, December 31, 2015	1,149,999	4.50	1.18
Issued	1,145,710
Cancelled	(318,428)
Outstanding, December 31, 2016	1,977,281	4.69
Exercisable, December 31, 2016	1,997,281	4.69	1.01

As of December 31, 2015 the warrants were deemed to be a derivative liability.

As of December 31, 2016 the warrants in the amount of $987 has been reclassified to additional paid-in-capital. See also Note 9 b.

NOTE 10 - CONTINGENCIES AND COMMITMENTS

a.

On December 27, 2015, the Company received a legal complaint. The defendants are the Company, all the members of the Board of Directors, Mrs. Shoshana Zigdon, a shareholder and related party in the Company, as well as two additional defendants who are not shareholders, officers or directors of the Company. The plaintiff alleges that the Company violated its obligation to register his shares for trade with the Tel Aviv Stock Exchange causing a total of 2,622,500 NIS damage. The plaintiff seeks relief against the defendants through financial compensation at the rate of the aforementioned alleged damage; additional compensation of 400,000 NIS due to mental anguish; and if and to the extent that until the time the plaintiff can sell its shares on the Tel Aviv Stock Exchange ("the exercise date "), if the rate of a Company shares rises above the amount of 20.98 NIS ("the base rate"), an additional amount at the rate of the difference between the base rate and the highest rate of a Company share between the time the claim was submitted and the exercise date; and also court costs and attorney's fees of the plaintiff.

All pre-trial preliminary proceedings as well as submission of all evidentiary affidavits and expert opinions by both parties have been completed.

Pursuant to the Court's recommendation, the case was referred to mediation by the honorable Judge (Rtd.) Hilla Gerstel, former president of the Central District Court. The mediation is going on and the next mediation session is scheduled for May 4th, 2017.

The Company estimates, based on the opinion of its legal counsel that the risk of acceptance of the remedy requested by the plaintiff in his claim, namely, that the Company was obligated to remove the restriction which was imposed on the shares and register plaintiff's shares for trade on the stock exchange, exceeds the chance of its dismissal. This remedy, as such, does not constitute any financial exposure to the Company. However, the company believes, based on the opinion of its legal counsel, that assuming the plaintiff's claim for the main relief, i.e. the removal of the restriction from and the registration of his shares on the stock exchange, will be accepted by the court, it appears that prima faci the risk that the court will also rule that the plaintiff is entitled to financial compensation for the alleged delay in registering his shares, exceeds the chance that such financial compensation will not be awarded.

MY SIZE INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 10 - CONTINGENCIES AND COMMITMENTS (Cont.)

According to the expert opinion submitted to the court by the plaintiff, the plaintiff's expert calculates the approximate damage allegedly caused to the plaintiff between 3-3.6 million NIS assuming the shares will be registered by December 31st, 2016, and additional compensation for each additional month subsequently. According to the Company's expert opinion submitted to the court, the Company's expert asserts that the plaintiff's expert opinion is erroneous and in his opinion and assuming the plaintiff's claim will be accepted by the court, than the estimated damage caused to the plaintiff as a result of a 4-5 years delay in registering his shares is estimated at approximately NIS 234,000 (plus interest and CPI differences) if it will be ruled that the restriction from plaintiff's shares should have been removed within six months as of the purchase date thereof and at approximately NIS 130,000 if it will be ruled that the restriction from plaintiff's shares should have been removed within twelve months as of the purchase day thereof. It should be noted that all experts' calculations are based on the share market price, and consequently any changes in the share price at the time a judgement will be rendered by the court, could increase or decrees the Company's exposure respectively.

b.	On May 17, 2012, the Company signed an agreement for a convertible loan with a third party (hereinafter the "Investor"). In accordance with the loan agreement, the Company received a total of NIS 200,000 with the signing of the loan agreement and was to receive an additional amount of NIS 100,000 at the end of a period not exceeding 21 days, during which the investor would perform due diligence on the Company. In addition, the agreement was for additional investments up to a total of NIS 2,000,000.

Under the agreement, the investor was entitled to convert the loan amounts granted to the Company into common shares of the Company with US $ 0.001 par value each, at a price per share equal to the amount of NIS 0.97. If the loans were not converted into the Company shares, the loan was to be repaid one year after the date of the loan agreement plus annual interest of 10%.

On February 18, 2015, the Company received a claim in a summary judgement for the investor’s demand of payment of the loan amount of NIS 200,000, which was granted to the Company on May 17, 2012, plus interest of 10% annually as from May 20, 2012 until payment of the debt, which as of the date of filing of the claim was NIS 258,000.

On June 13, 2016, a settlement agreement was entered into between the parties according to which in consideration for the final and conclusive annulment of all claims and/or demands raised by the plaintiff against the Company in the framework of the law suit, the Company would pay the plaintiff the sum of NIS 250,000 forthwith by wire transfer of about NIS 95,000 and by the forfeiture of the sum of about NIS 155,000 which had been deposited with the court. An additional amount of NIS 50,000 would be paid within twelve months from the approval of the settlement agreement by the court or on the closing date of a public offering of Company shares, pursuant to its terms, on a stock exchange in the United States, according to the earlier. As of the date on which the financial statements were signed the payment has not yet occurred.

c.	On September 9th, 2015, fourteen shareholders filed a complaint against the Company and its CEO Mr. Ronen Luzon, alleging that in accordance with agreements signed between plaintiffs and the Company, the plaintiffs are entitled to register their shares for sale with the stock market, while the Company allegedly breached its obligation and refrained from doing its duty to register the plaintiffs' shares. The plaintiffs seek declaratory remedy that they are entitled to register their shares and also request the right to split their remedies so they will also be able subsequently to claim from the defendants compensation for any financial damage causes by the Company's failure to register their shares, including damage due to any decrease in the shares' price during the period the shares should have been registered. On November 5th, 2015, the Company filed its defense and a counter claim against the plaintiffs and against two additional defendants (who are not plaintiffs) Mr. Asher Shmuelevitch and Mr. Eitan Nahum. In its counter claim, the Company allege that the agreements by force of which the counter defendants hold their shares are defunct, based on fraud, as the counter defendants never paid and never intended to pay the agreed consideration for their shares. The Company further alleges the Mr. Shmuelevitch used his position as a director and controlling shareholder of the Company to knowingly cause the Company to enter such defunct agreements. The Company moved the court to dismiss the complaint against it, declare that all agreements with the counter defendants are null and void and that the shares should be returned to the Company. Additionally, the Company seeks financial compensation from the counter defendants for financial damage caused as a result of their actions. For the purpose of the trial charge only, the Company capped the requested compensation against counter defendants at NIS 10 million. All preliminary proceedings and hearing of all evidence by the court have been completed and the case awaits the court's judgement.

d.	On January 16, 2014, the Company received a demand letter from one of its shareholders for the payment of about $1.4 million as compensation for alleged breaches by several parties including the Company and its previous controlling shareholder (who is not the current controlling shareholder of the Company) of an allotment agreement between the Company and its previous controlling shareholder and shareholders of Metamorefix. The execution of the allotment agreement was completed in December 2011 and thereafter, in January 2013, the entire share capital of Metamorefix was sold by the Company.

MY SIZE INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 10 - CONTINGENCIES AND COMMITMENTS (Cont.)

A response letter was sent by the Company which stated that the Company did not consider itself as a party to the allegations which were raised in said letter and that in any event all such allegations were denied by it. The Company believes that the claim is without merit and the Company intends to vigorously defend the claim. The Company did not make an allowance in the reports in connection with said demand.

e.	On November 14, 2014, the Company entered into a cooperation agreement for a period of six months with IN SITU S.A. (hereinafter respectively: the "Agreement" and "IN SITU") the owner of the rights in the fashion brand-name TRUCCO, which includes women's fashion, belts and footwear and which is marketed and sold all over the world by IN SITU through a chain of stores and sale points as well as through TRUCCO's website (hereinafter: the "Website"). According to the Agreement IN SITU and the Company will cooperate in a bid to integrate the Company's measurement technology (hereinafter: the "Platform") in IN SITU's computerized data system and any other system which would enable to use the Platform on the Website as well as in the store and sale points for the examination of the Platform's efficiency in relation to IN SITU's sales and customers' satisfaction. The Company undertook that not later than within six months from the date of execution of the Agreement, the Platform would be completed and operable, namely, that the integration between the data systems of the parties would be completed and the end-customer would be able to take his measurements and purchase a befitting product using the Platform. Should the Company fail to fulfill its undertakings under the Agreement to grant the license and/or fully integrate the Platform within six months from the date of execution of the Agreement, the Company shall compensate IN SITU in the sum of 60 thousand Euros. As a result of the extended timetable there is an understanding between the parties to continue cooperation.

f.	On January 9, 2014, the Company’s general meeting approved an engagement with one of the investors (as specified in paragraph 1b above) for the acquisition of rights in a Venture for the accumulation of physical data of human beings by portable electronic devices for the purpose of locating, based on the accumulated data, articles of clothing in internet apparel stores, which will fit the person whose measurements were accumulated.

In consideration for the acquisition of the Venture the Company will undertake to pay the seller 18% the Company's operational profit arising directly or indirectly from the Venture during a period of seven years from the termination of the development period of the Venture. In addition the Seller received an option for a buy-back of the Venture upon the occurrence of any one or more of the following: (a) if an application was filed for the liquidation of the Company or for the appointment of a receiver for the Company's assets or any material part thereof or for the imposition of a lien on a material part of the Company's assets, which were not revoked within 60 days from the date they were so filed; (b) if by the end of seven years from the execution date of the agreement the entire aggregate income of the Company arising directly or indirectly from the Venture or from the commercialization of the patent was lower than NIS 3.6 million. According to the Company's evaluation, the current value is negligible. The buy-back option is valid for 90 days from the occurrence of either one of the above events. The agreed consideration was determined based on a valuation which was prepared by an independent assessor.

g.	The Company entered into a two-year lease for office space under a non-cancelable operating lease agreement expiring August 2017. The Company is obligated as part of the lease to pay maintenance expenses as well as property taxes and insurance costs as defined in the agreement. Monthly payments are approximately $6 over the course of the lease term adjusted for changes in the CPI. The Company has the option to renew this lease for one additional period of one year. The Company issued a bank guarantee of approximately $62 for the benefit of the lessor.

MY SIZE INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 10 - CONTINGENCIES AND COMMITMENTS (Cont.)

Approximate future minimum rental payments due under these leases are as follows:

Year Ending:

2017	48

Rent expense (excluding taxes, fees and other charges) for the year ended December 31, 2016 totaled approximately 72.

h.	In November 2015, the Company entered a collaboration agreement with one of the Israel's largest private couriers (“Katz”) under which the parties will collaborate to develop an application based on the company's technology, which will allow the end customer to measure the size of packages intended for shipment and to receive details about the cost of sending the package, based on its size. The collaboration agreement is for a period of up to six months, which may be extended by agreement of both parties or terminated by either party with prior notice of 14 days.

On July 4, 2016, the Company announced that it completed integration of the first app (beta) that it developed in the said affiliation in the Katz’ systems.

The application uses the Company's exclusive measuring algorithm and enables measuring the package's volume by moving the smart phone over the package. This information, and the package's barcode scan, picture and location,are sent to the information servers of the Katz company and help in its pricing.

On November 7, 2016 the company announced the launch of BoxSizeID app, which is an application that enables customers to quickly and easily measure the size of a package and calculate the exact shipping cost. BoxSizeID also provides shipping companies accurate logistic data to better manage the process of shipping packages before the packages reach their distribution centers. The company is currently carrying out a pilot to implement BoxSizeID with Katz.

i.	On March 4, 2016, the Company entered a collaboration and license agreement with LSY International, Inc., a private company incorporated in the United States and which, among other things, sells luxury clothes made of fur, cashmere, alpaca, and shearling under the brand name "Yudovsky".

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

NOTE 10 - CONTINGENCIES AND COMMITMENTS (Cont.)

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

j.	In December 2016, the Company engaged with an external consultant (the “Consultant”) to provide services in marketing strategy and public relations, including potential investors relations. For such consulting services the Company shall issue to the Consultant options to purchase 2,000,000 shares of common stock at variable exercise prices ranging from $3.5 to $9 per share.

The issuance of the options under the agreement is subject to the receipt of all the approvals required by the laws applicable to the Company, including stock exchange approvals and the approval of a meeting of its shareholders to adopt an equity incentive plan for consultants. The equity incentive plan for consultants was approved by the shareholders on March 21, 2017, and such options have not yet been issued.

MY SIZE INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 11 - MARKETING, GENERAL AND ADMINISTRATIVE

	December 31,
	2016	2015
Marketing	231	243
Salaries	271	88
Share based payments for consultants	(23)	400
Directors	49	65
Travel	63	37
Rent, office expenses and communication	178	74
professional services	940	619
other	150	68

	1,859	1,594

NOTE 12 - FINANCIAL EXPENSE, NET

A. Financial income	December 31,
	2016	2015

Revaluation PUT Option	-	768
Revaluation of derivative	276	-
Exchange rate differences from the valuation of convertible loans	71	35
Change in fair value of warrants	450	37

	797	840

B. Financial expense	December 31,
	2016	2015

Change in fair value of warrants	-	565
Revaluation of derivative	-	788
Financial expenses from convertible loan	528	1,019
Revaluation PUT Option	776	-
Revaluation investment in marketable securities	1,233	-
other	8	10

	2,545	2,382

MY SIZE INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 13 - SIGNIFICANT EVENTS DURING THE REPORTING PERIOD

On August 10, 2016, the Company's board of directors approved the updated employment terms of the following officers: for Mr. Eli Walles (Chairman of the board) and Ms. Billy Pardo (Chief Product Officer) an updated salary of NIS 35,000 per month plus employer's cost, and for Mr. Ronen Luzon (Company's director, Company's chief Executive Officer and a controlling shareholder thereof) an updated salary of NIS 40,000 per month plus employer's cost. The above remuneration policy, as far as it concerns the Chairman of the board and the Company's CEO (who is also a member of the Company's board of directors and a controlling shareholder thereof) was subject to the approval of the general meeting of the Company's shareholders, and was approved at the meeting.

NOTE 14 - EVENTS SUBSEQUENT TO THE BALANCE SHEET

a.	In February 2017, the Board of Directors approved agreements with investors that will provide an investment for a total amount of $200 in exchange for 200,000 shares of common stock of the Company. In addition, the Company will issue non-negotiable warrants exercisable into 250,000 shares of common stock of the Company until November 22, 2017 at an exercise price of $3.50 per share.

b.	As described in Note 1C, as of December 31, 2016 the Company entered into fund raising agreements in a total sum of $7,815 out of which the sum of $3,247 and $1,410 was received in cash and marketable securities, respectively.

As the date of this report the company has $2,663 and $495 in guarantee notes and checks. Subsequent to December 31, 2016, a sum of $1,299 and $40 of the guarantee notes and the checks respectively have been redeemed in cash.

The following proforma consolidated balance sheet is based on the December 31, 2016 balance sheet with adjustments for receipt of $1,819 from the remaining guarantee notes and checks from investors for stock subscribed for but not yet issued.

Assets	$3,969

Liabilities	625

Stockholders' equity	3,344

Total liabilities and stockholders' equity	$3,969

The effect on equity and on the assets of collecting the money from the bank guarantees and the checks is an increase of $1,819. As a result of the foregoing, the Company’s stockholder’s equity, on a pro forma basis, is $3,344 as of December 31, 2016.

- - - - -

Item 9 - Changes in and Disagreements With Accountants and Financial Disclosure

There were no disagreements with accountants on accounting and financial disclosure of a type described in Item 304 (a)(1)(iv) or any reportable event as described in Item 304 (a)(1)(v) of Regulation S-K.

Item 9A - Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of December 31, 2016, the end of the period covered by this annual report, has concluded that our disclosure controls and procedures were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting at December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment under those criteria, management has determined that, as of December 31, 2016, our internal control over financial reporting was effective.

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

Item 9B - Other Information

None

Item 10 - Directors and Executive Officers

Directors, Nominees, Executive Officers and Corporate Governance

The following table sets forth the name, age and positions of our executive officers, directors and director nominees.

NAME	AGE	POSITION	DATES OF SERVICE
Eli Walles	36	Chairman of the Board	September 2013 – Present
Ronen Luzon	46	Chief Executive Officer and Director	September 2013 – Present
Or Kles	34	Chief Financial Officer	May 2016 – Present
Billy Pardo	41	Chief Product Officer	May 2014 – Present
Oded Shohan	32	Chief Technology Officer	May 2014 – Present
Zeev Lavenberg	53	Independent director	August 2012 – Present
Moshe Gedansky	38	Independent director	August 2014 – Present
Oron Branitzky	59	Independent director	March 2017 - Present

The business background and certain other information about our directors and executive officers is set forth below:

Ronen Luzon — Founder, Director & Chief Executive Officer

Prior to founding the Company, from 2006, Ronen is the CEO and Founder of Malers Ltd., a company in the global security solutions market and provides technological solutions for integrated communication infrastructures, security and control systems. Prior to that, he held several senior marketing, sales management and professional services positions in a variety of international high tech companies. Ronen graduated from Middlesex University in London with a B.sc in IT and Business Information Systems (1998).

Or Kles, CPA — Chief Financial Officer

Mr. Kles is a CPA with a broad, diverse financial background. In recent years, Or has been seeing through planning, budgeting, forecasting, tax, and auditing processes. Or holds an MBA and a BA in Business Management and Accounting (specializing in financing). During the 5 years prior to his employment by the Company, served at the financial department of Shikun and binui- Solel boneh infrastructure LTD and as an associate at KPMG.

Oded Shoshan — Chief Technology Officer

In addition to his role with the Company, from 2012, Mr. Shoshan is the founder and CEO of MonkeyTech, a company that provides design, development and characterization of mobile applications. Before that, from 2010-2012 Oded was software project manager for the company One. Prior to his role in company One, Oded servied in the Israel Defense Forces, in the elite Data Center & Information Systems Unit (Mamram) and as officer in the computer division of the Israeli Air Force. Oded holds a BA from Tel Aviv University in cinema.

Billy Pardo — Chief Product Officer

Prior to joining the Company, from 2010-2013, Billy was Senior Director of Product Management and member of Fourier Education executive management team. Among her areas of expertise are launching products from the concept to the successful delivery in various methodologies, including Fourier Education’s award-winning einstein™ Science Tablet. From 2008-2010, she held a product management position at Time to Know. Prior to that from 1999 she was the R&D Software Team Leader for Eldat Communication Ltd.

She holds an MBA from The Interdisciplinary Center(2012) and a B.A. in computer science from The Academic College of Tel-Aviv, Yaffo (2001).

Mr. Eli Walles — Chairman of the board

From 2010 – 2014, Mr. Walles was the Marketing Manager of MS Berlin GMBH, a real estate investment company. He is also a professional Jewish cantor appearing around the world. In 2001 he graduated from the Hebron Yeshiva in Jerusalem.

Mr. Zeev Levenberg — Director (independent)

In addition to his position in the Company, Mr. Levenberg serves as a director in a number of public companies traded on the Tel Aviv Stock Exchange:

Foresight Ltd., Greenergy Ltd., Karad israel ltd, and Alon Blue Square Ltd., a private company that issued traded bonds. Prior to that, he served as a director in several Israeli public companies. Between 2002 and 2008 he sererved as a director and member of the investment committee at Altschuler and Shaham, an Israeli mutual fund company. Mr. Levenberg holds a BSc in Medical Sciences from the Hebrew University of Jerusalem and an MBA from Bar-Ilan University in Israel.

Mr. Moshe Gidansky — Director (independent)

Moshe Gidansky is an accountant (CPA) and an attorney in Israel. Mr. Gidansky has been CFO at Netz Group Ltd. and at its subsidiaries since 2011. From 2007 – 2013 Mr. Gidansky worked at the Corporate Division in the Israeli Securities Authority.. His last position at the Israeli Securities Authority was senior assistant chief accountant and as such was involved in all aspects of accounting work involving the supervision and regulation of public companies. Mr. Gidansky holds a B.A in Accounting and Economics (summa cum laude) from Tel Aviv University, Israel and a Law degree from Bar Ilan University Israel. Mr. Gidansky held the position of lecturer of accounting at the Inter Disciplinarian Center in Herzliya as well as serving as a member of the Professional Overseeing Committee of accounting and financial reporting of the Israeli Institute of Certified Public Accountants.

Mr. Oron Branitzky — Director nominee (independent)

Mr. Branitzky, a nominee for director, previously worked at Pricer E.S.L. Ltd. Pricer provides in-store, digital, shelf-edge solutions that enhance both store performance and the shopping experience. Oron built and managed a network of system integrators, resellers and subsidiaries in Europe, North America & Asia. Mr. Branitzky currently serves as the chairman of the board of WiseShelf and is a marketing advisor for other European retailers. He has a BS from the Hebrew University of Jerusalem and an MBA in International Marketing from Tel Aviv University.

Committees of the Board

Audit Committee

The Company’s audit committee, is comprised of Mr. Levenberg, Ms. Herman, and Mr. Gidansky. Under the NASDAQ listing standards and applicable SEC rules, we are required to have three members of the audit committee, all of whom must be independent. Upon his election, we anticipate that Mr. Branitzky will be appointed to this committee.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent auditors;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within, the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

The Audit Committee met on 5 occasions during the fiscal year ended December 31, 2016. Each of the members of the Audit Committee attended at least 75% of the meetings held by the Audit Committee during the time such directors served as a member of the committee.

Compensation Committee

The Company’s compensation committee consists of Mr. Levenberg, Ms. Herman, and Mr. Gidansky. Upon his election, we anticipate that Mr. Branitzky will be appointed to this committee. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The Compensation Committee met on 2 occasions during the fiscal year ended December 31, 2016. Each of the members of the Compensation Committee attended at least 75% of the meetings held by the Audit Committee during the time such directors served as a member of the committee.

Family Relationships

Mr. Ronen Luzon, the Chief Executive Officer and a Director of the Company, and Mrs. Billy Pardo, the Chief Product Officer of the Company, are husband and wife. There are no other family relationships among any of our current or former directors or executive officers.

Arrangements between Officers and Directors

To our knowledge, there is no arrangement or understanding between any of our officers and any other person, including Directors, pursuant to which the officer was selected to serve as an officer.

Involvement in Certain Legal Proceedings

We are not aware of any of our directors or officers being involved in any legal proceedings in the past ten years relating to any matters in bankruptcy, insolvency, criminal proceedings (other than traffic and other minor offenses), or being subject to any of the items set forth under Item 401(f) of Regulation S-K.

Corporate Governance

General

We believe that good corporate governance is important to ensure that the Company is managed for the long-term benefit of our stockholders. This section describes key corporate governance practices that we have adopted.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely upon a review of Forms 3, 4, and 5 furnished to us during the fiscal year ended December 31, 2016, we believe that the directors, executive officers, and greater than ten percent beneficial owners have complied with all applicable filing requirements during the fiscal year ended December 31, 2016, except the initial Form 3s filed by all of our officers and directors.

Code of Conduct and Ethics

We have a Code of Business Conduct and Ethics that applies to all our employees, and a Supplemental Code of Ethics that specifically applies to our Chief Executive Officer and Principal Financial Officer. The text of the Code of Business Conduct and Ethics and the Supplemental Code of Ethics are publicly available on our website at www.mysizeid.com. Disclosure regarding any amendments to, or waivers from, provisions of the code of conduct and ethics that apply to our directors, principal executive and financial officers will be posted on the “Investors-Corporate Governance” section of our website at www.mysizeid.com or will be included in a Current Report on Form 8-K, which we will file within four business days following the date of the amendment or waiver.

Governance and Nominations Committee

The members of the Corporate Governance and Nominations Committee are Mr. Levenberg and Mr. Gidansky. Our Board adopted a written charter for the Corporate Governance and Nominations Committee. The Corporate Governance and Nominations Committee develops, recommends and oversees implementation of corporate governance principles for the Company and considers recommendations for director nominees. The Corporate Governance and Nominations Committee also considers stockholder recommendations for director nominees that are properly received in accordance with applicable rules and regulations of the SEC.

Director Nominations

We do not have a standing nominating committee. In accordance with Rule 5605(e)(2) of the NASDAQ rules, a majority of the independent directors may recommend a director nominee for selection by the Board. The Board believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who shall participate in the consideration and recommendation of director nominees are Messrs. Levenberg and Gidansky. In accordance with NASDAQ rule 5605(e)(1)(a), Messrs. Levenberg and Gidansky and Ms. Herman are currently independent, and Mr. Branitzky will be independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to the Board should follow the procedures set forth in our bylaws.

Board Leadership Structure and Role in Risk Oversight

Although we do not require separation of the offices of the Chairman of the Board and Chief Executive Officer, we currently have a different person serving in each such role — Mr. Walles is our Chairman, and Mr. Luzon is our Chief Executive Officer. The decision whether to combine or separate these positions depends on what our Board deems to be in the long term interest of stockholders in light of prevailing circumstances. The separation of duties provides strong leadership for the Board while allowing the Chief Executive Officer to be the leader of the Company, focusing on its customers, employees, and operations. Our Board of Directors believes the Company is well-served by this flexible leadership structure and that the combination or separation of these positions should continue to be considered on an ongoing basis.

Item 11 - Executive Compensation

Summary Compensation Table

The following sets forth the compensation paid by My Size, Inc. to our principal executive officers, during the periods ending December 31, 2015 and December 31, 2016.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Warrant/ Option Awards ($)	NonEquity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)(1)

Ronen Luzon	2016	77,000	0	0	0	0	0	0	77,000
Chief Executive Officer, Secretary and Treasurer	2015	0	0	0	0	0	0	0	0

Billy Pardo	2016	119,000	0	0	0	0	0	0	119,000
Chief Product Officer	2015	85,000	0	0	0	0	0	0	85,000

Narrative disclosure to Summary Compensation Table

(1)	The exchange rate is determined on the last day of the Company’s fiscal year. As such, all Israeli new shekel, or NIS, amounts have been translated into U.S dollars at the December 31, 2016 noon buying rate in the City of New York for cable transfers of NIS as certified for customs purposes by the Federal Reserve Bank of New York, being US$1.00 = NIS 3.845.

Outstanding Equity Awards at Fiscal Year-End

Our executive officers did not hold any options or other unvested equity awards as of December 31, 2016.

Director Compensation

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Warrant/ Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total(1)
Eli Walles – Chairman of the Board	2016	$115,000	0	0	0	0	0	0	$115,000
Shoshana Herman – Director(2)	2016	$16,464	0	0	0	0	0	0	$16,464
Zeev Levenberg – External Director(3)	2016	$15,576	0	0	0	0	0	0	$15,576
Moshe Gidansky – External Director(4)	2016	$16,464	0	0	0	0	0	0	$16,464

Narrative disclosure to Director Compensation Table

(1)	The exchange rate is determined on the last day of the Company’s fiscal year. As such, all Israeli new shekel, or NIS, amounts have been translated into U.S dollars at the December 31, 2016 noon buying rate in the City of New York for cable transfers of NIS as certified for customs purposes by the Federal Reserve Bank of New York, being US$1.00 = NIS 3.845.

(2)	Mrs. Herman’s 2016 compensation consists of director’s compensation of $8,736 USD per annum and $555 per meeting (33,588 NIS per annum + 2,134 NIS per meeting).

(3)	Mr. Levenberg’s 2016 compensation consists of director’s compensation of $8,736 USD per annum and $555 per meeting (33,588 NIS per annum + 2,134 NIS per meeting).

(4)	Mr. Gidansky’s 2016 compensation consists of $8,736 USD per annum and $555 USD per meeting (33,588 NIS per annum + 2,134 NIS per meeting).

Item 12 - Security Ownership of Certain Beneficial Owners and management and Related Stockholder matters

The following table lists, as of April 12, 2017, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; and (ii) each officer and director of our Company; Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class*
Shoshana Zigdon	3,500,000	19.88%
Israel Levi	1,462,003	8.30%
Directors and Officers
Eliyahu Walles	0	0
Ronen Luzon	1,755,950	9.97%
Or Kles	0	0
Oded Shoshan	0	0
Billy Pardo	0	0
Zeev Lavenberg	0	0
Moshe Gedansky	0	0
Shoshana Herman	0
Officers and directors as a group (8 persons)	1,755,950	9.97%

Item 13 - Certain Relationships and Related Transactions, and Director Independence

Our Chief Technology Officer, Oded Shoshan, is compensated pursuant to a technology consulting agreement between the Company and Monkeytech Ltd. Mr. Shoshan is the chief executive officer and owner of Monkeytech Ltd. Mr. Shoshan owns less than 50% of Monkeytech Ltd. In 2016, the Company paid Monkeytech, Ltd. approximately $118,000 in consulting fees.

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

In February 2014, the Company entered into a Purchase Agreement (the “Agreement’) with Shoshana Zigdon (“Seller”), relating to the acquisition of certain rights in a venture for the accumulation of physical data of human beings by portable electronic devices (including smart phones, tablets and other portable devices) for the purpose of locating, based on the accumulated data, articles of clothing in internet apparel stores, which will fit the person whose measurements were so accumulated (the “Venture”). Prior to entering into the Agreement, in January 2014, the Agreement was approved by shareholders of the Company as the Seller was also a beneficial owner of over 20% of the Company.

Pursuant to the Agreement, the Company purchased the all of Seller’s rights, title and interest in and to the Venture, including but not limited to, the method (the “Method”) and the certain patent application that had been filed by Seller (PCT/IL2013/050056) (the “Patent”, and collectively with the Method, the “Assets”).

In consideration for the sale of the Assets, the Company agreed to pay to Seller, 18% of the Company's operating profit, directly or indirectly connected with the Venture and/or the Method and/or the commercialization of the Patent together with Value-added tax (“VAT”) in accordance with the law (the "Consideration") for a period of 7 years from the end of the development period of the Venture. The parties further agreed that Seller’s right to receive the Consideration will apply even in the event the Patent is revoked/rejected/expires and/or the non-receipt of the Patent for any reason. Down payments on account of the Consideration are to be paid to the Seller once quarterly, within 14 days from the approval of the reviewed financial reports of the Company, with the exception of the fourth quarter which will be paid after the approval of the audited financial reports of the Company. Payment will be made against a duly issued tax invoice as prescribed by law.

Item 14 - Principal Accounting Fees and Services

The aggregate fees billed during the year ended December 31, 2016 and 2015 for professional services rendered by Weinberg & Baer LLC, prior auditors, and Somekh Chaikin, the new auditors, for the audit of financial statements, quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these periods were as follows:

	2015	2016
Weinberg & Baer LLC	$20,500	$20,500
Somekh Chaikin	-	$35,000

Item 15 - Exhibits, Financial Statement Schedules

(a) Financial Statements

The financial statements required by this Item are included beginning at page F-1.

(b)  Exhibits

3.1	Amended and Restated Certificate of Incorporation**
3.2	Bylaws*
10.1	In Situ Trucco agreement*
10.2	Venture Agreement with Shoshana Zigdon*
10.3	Consulting Agreement with PNO Polska S.P.Z.O.O.****
10.4	Securities Purchase Agreement, dated February 13, 2017****
10.5	My Size, Inc. 2017 Equity Incentive Plan***
10.6	My Size, Inc. 2017 Consultant Equity Incentive Plan***
21.1	List of Subsidiaries****
23.1	Consent of Somekh Chaikin****
23.2	Consent of Weinberg & Baer LLC****
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted Section 302 of the Sarbanes-Oxley Act of 2002. ****
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted Section 302 of the Sarbanes-Oxley Act of 2002. ****
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ****
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ****
101.INS	XBRL Instance Document****
101.SCH	XBRL Taxonomy Schema****
101.CAL	XBRL Taxonomy Calculation Linkbase****
101.DEF	XBRL Taxonomy Definition Linkbase****
101.LAB	XBRL Taxonomy Label Linkbase****
101.PRE	XBRL Taxonomy Presentation Linkbase****

*	Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 4, 2016.
**	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2017.
***	Incorporated by reference as an exhibit to the Company’s Definitive Proxy Statement on Schedule DEF 14A, filed with the SEC on March 2, 2017.
****	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

MY SIZE, INC.

/s/ Ronen Luzon
Ronen Luzon Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronen Luzon	Chief Executive Officer, Director, Secretary, Treasurer	April 14, 2017
Ronen Luzon	(principal executive officer)

/s/ Or Kles	Chief Financial Officer	April 14, 2017
Or Kles	(principal financial and accounting officer)

/s/ Eli Walles	Chairman of the Board of Directors	April 14, 2017
Eli Walles

/s/ Zeev Lavenberg	Director	April 14, 2017
Zeev Lavenberg

/s/ Moshe Gedansky	Director	April 14, 2017
Moshe Gedansky

/s/ Oron Branitzky	Director	April 14, 2017
Oron Branitzky