Form 10-Q
period 2017-03-31
My Size, Inc.
filed 2017-05-16
CIK 1211805

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File No. 001-37370

MY SIZE, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0394637
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

3 Arava St., pob 1026, Airport City, Israel, 7010000

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 17,605,359 shares of common stock, par value $0.001 as of May 16, 2017.

MY SIZE, INC.

INDEX TO FORM 10-Q FILING

FOR THE THREE MONTHS ENDED MARCH 31, 2017

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

My Size Inc. and Subsidiaries

Condensed Interim

Consolidated

Financial Statements

As of March 31, 2017

U.S. Dollars in Thousands

1

My Size Inc.

Condensed Interim Consolidated Financial Statements as of March 31, 2017 (Unaudited)

Contents

Page

Condensed Consolidated Balance Sheets	3

Condensed consolidated Statements of Comprehensive Income (Loss)	4

Condensed Consolidated Statements of Stockholders’ Equity (Deficiency)	5-6

Condensed Consolidated Statements of Cash flows	7

Notes to Condensed Consolidated Financial Statements	8-18

My Size Inc.

Condensed Consolidated Balance Sheets

U.S. dollars in thousands (except share data and per share data)

	March 31	December 31
	2017	2016
	(Unaudited)	(Audited)
	$ thousands	$ thousands
Assets
Curent Assets:
Cash and cash equivalents	359	34
Other receivables and prepaid expenses	1,619	1,401
Restricted cash	66	62
Total current assets	2,044	1,497

Investment in marketable securities	362	579
Property and equipment, net	75	74
	437	653

Total assets	2,481	2,150

Liabilities and stockholders’ equity
Current liabilities
Trade payable	188	229
Accounts payable	431	316
Derivative liabilities	78	80
Warrants to purchase common stock	168	-

Total current liabilities	865	625

COMMITMENTS AND CONTINGENCIES
Stockholders’ equity (Deficiency):
Capital stock -
Common stock of $ 0.001 par value - Authorized: 50,000,000 shares; Issued and outstanding: 17,605,359 and 17,405,359 respectively	17	17
Additional paid-in capital	14,744	13,347
Available for sale reserve	-	(93)
Accumulated other comprehensive loss	(107)	(102)
Accumulated deficit	(13,038)	(11,644)

Total stockholders’ equity	1,616	1,525
Total liabilities and stockholders’ equity	2,481	2,150

The accompanying notes are an integral part of the consolidated financial statements.

My Size Inc.

Condensed Consolidated Statements of Comprehensive Loss

U.S. dollars in thousands (except share data and per share data)

	Three months ended March 31		Year ended
	2017	2016	December 31
	(Unaudited)	(Unaudited)	2016
	$ thousands	$ thousands	$ thousands
Operating expenses
Research and development	207	177	727
Marketing, General and administrative	879	326	1,859

Total operating expenses	1,086	503	2,586
Operating loss	(1,086)	(503)	(2,586)
Financial (expense) income, net	(308)	614	(1,748)

Net (loss) income from continuing operations	(1,394)	111	(4,334)

Other comprehensive (loss) income:

Gain (loss) on available for sale securities	93	67	(24)
Foreign currency translation differences	(5)	(90)	2

Total comprehensive (loss) income	(1,306)	88	(4,356)

Basic (loss) earnings per share	(0.08)	0.01	(0.27)
Diluted (loss) earnings per share	(0.08)	0.05	(0.27)
Basic weighted average number shares outstanding	17,525,359	15,313,793	16,345,499

Diluted weighted average number of shares outstanding	17,525,359	15,492,659	16,345,499

The accompanying notes are an integral part of the interim financial statements

My Size Inc.

Condensed Consolidated Statements Shareholders’ Equity (Unaudited)

U.S. dollars in thousands (except share data and per share data)

	Common stock			Additional paid-in	Available for sale	Foreign currency	Accumulated	Total Stockholders’
	Number	Amount		capital	reserve	transaction	Deficit	equity

Balance as of January 1, 2017	17,405,359	17		13,347	(93)	(102)	(11,644)	1,525

Total comprehensive loss	-	-		-	93	(5)	(1,394)	(1,306)
Stock-based compensation related to
options granted to consultants	-	-		997	-	-	-	997
Receipts on account of shares and New investments	200,000	(*	)	400	-	-	-	400
Balance as of March 31, 2017	17,605,359	17		14,744	-	(107)	(13,038)	1,616

(*) Represent an amount less than $1.

The accompanying notes are an integral part of the interim financial statements

My Size Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficiency)

U.S. dollars in thousands (except share data and per share data)

	Common stock		Additional paid-in	Available for sale	Accumulated other comprehensive income	Accumulated	Total stockholders' equity
	Number	Amount	capital	reserve	(loss)	Deficit	(deficiency)

Balance as of January 1, 2016	15,313,793	$15	$4,853	$(67)	$(104)	$(7,310)	$(2,613)

Total comprehensive gain	-	-	-	-	(90)	111	21
Stock-based compensation related to options granted to consultants	-	-	(50)	-	-	-	(50)
Gain on marketable securities	-	-	-	67	-	-	67
Warrants reclassified to equity as a result of amended exercise price currency	-	-	1,041	-	-	-	1,041
Balance as of March 31, 2016	15,313,793	$15	$5,844	$-	$(194)	$(7,199)	$(1,534)

	Common stock		Additional paid-in	Available for	Foreign currency	Accumulated	Total Stockholders’ equity
	Number	Amount	capital	sale	transaction	Deficit	(deficiency)

Balance as of December 31, 2015	15,313,793	15	4,855	(69)	(104)	(7,310)	(2,613)

Stock-based compensation related to options granted - to consultants	-	-	(23)	-	-	-	(23)
Total comprehensive loss	-	-	-	(24)	2	(4,334)	(4,356)
Convertible loans converted to equity	2,091,566	2	7,528	-	-	-	7,530
Warrants reclassified to equity as a result of amended exercise price currency	-	-	987	-	-	-	987

Balance as of December 31, 2016	17,405,359	17	13,347	(93)	(102)	(11,644)	1,525

The accompanying notes are an integral part of the interim financial statements

My Size Inc.

Condensed Interim Consolidated Statements of Cash Flows

	Three-Months Ended March 31,		Year ended December
	2017	2016	2016
	$ thousands (Unaudited)	$ thousands (Unaudited)	$ thousands (Audited)

Cash flows from operating activities:

Net income (loss)	(1,394)	111	(4,334)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	7	5	24
Amortization of warrant, convertible loans and Derivative	(29)	(614)	(182)
Revaluation PUT Option	-	-	776
Revaluation investment in marketable securities	340	-	1,233
Stock based compensation	39	(50)	(23)
Decrease (increase) in receivables and prepaid expenses	(8)	(15)	(27)
Increase (decrease) in embedded derivative	(6)	-	80
Increase (decrease) in trade payable	(54)	56	86
Increase in other accounts payable	93	28	208

Net cash used in operating activities	(1,012)	(479)	(2,159)

Cash flows from investing activities:

Purchase of property and equipment	(3)	(13)	(36)

Net cash used in investing activities	(3)	(13)	(36)

Cash flows from financing activities:
Payment for a loan	-	-	(25)
Payment from guarantees	1,149	-	-
Proceeds from Issuing shares, warrants and convertible loans	200	-	1,339

Net cash provided by financing activities	1,349	-	1,314

Effect of exchange rate changes on cash and cash equivalents	(9)	(2)	(4)

(Decrease) Increase in cash and cash equivalents	325	(494)	(885)
Cash and cash equivalents at the beginning of the period	34	919	919

Cash and cash equivalents at the end of the period	359	425	34

Non cash transactions
Warrants reclassified to equity as a result of amended exercise price currency	-	1,041	-
Warrants reclassified to equity as a result of amended exercise price currency	-	-	987
Conversion of loan to equity	-	-	4,846
Non cash share base payments	958	-	-

The accompanying notes are an integral part of the interim financial statements.

My Size Inc.

Notes to Condensed Consolidated Financial Statements

U.S. dollars in thousands (except share data and per share data)

Note 1 – General

a.	My Size Inc. (the “Company”) developed a unique measurement technology based on sophisticated algorithms with broad applications in a variety of areas, from the apparel e-commerce market to Do It Yourself (DIY) smartphone & tablet apps. The technology is driven by several patent-pending algorithms which are able to calculate and record measurements in a variety of novel ways.

b.	Since inception, the Company has incurred losses and negative cash flows from operations and the accumulated loss has reached $13 million. The Company has financed its operations mainly through fundraising from private investors.

As of March 31, 2017, the Company entered into fund raising agreements in a total sum of $8,015 out of which the sum of $4,596 and $1,410 was received in cash and marketable securities, respectively. The marketable securities are shares of common stock of Diamante minerals Inc (“DIMN”), which are presented in the Company’s balance sheet as a financial asset available for sale.

As of the date of the report, the Company has $1,514 and $495 in guaranteed notes and checks, respectively. The guarantee has been provided by an ungraded financial institution. Subsequent to March 31, 2017, the sum of $550 and $40 of the guarantee notes and the checks respectively have been redeemed in cash.

For the purpose of financing its operating activities in the foreseeable future, the Company relies on the collection of existing cash commitments from investors, the sale of marketable securities and raising additional funds. However, there is no certainty regarding the Company’s ability to collect committed funds, obtain additional  funding or sell the DIMN shares that it holds. The Company estimates that the committed investments will be adequate to fund its operations through the 12 months following the approval date of the financial statements. Failure to obtain the additional funds as mentioned above will require the Company to curtail operations.

However, If all the committed funds are not collected or not replaced by additional funding,  there is a significant doubt regarding the Company's ability to continue its operation as a going concern. The financial statements include no adjustments for measurement or presentation of assets and liabilities, which may be required should the Company fail to operate as a going concern.

Note 2 - Significant Accounting Policies

a.	Unaudited condensed consolidated financial statements:

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements are comprised of the financial statements of the Company and its subsidiaries collectively referred to as the Company. In management’s opinion, the interim financial data presented includes all adjustments necessary for a fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by U.S. generally accepted accounting principles has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2017.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2016.

b.	Use of estimates:

The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates.

My Size Inc.

Notes to Condensed Consolidated Financial Statements

U.S. dollars in thousands (except share data and per share data)

Note 2 - Significant Accounting Policies (cont’d)

c.	Impact of recently issued accounting standard not yet adopted:

In January 2016, the FASB issued Accounting Standards Update No. 2016-01 (ASU 2016-01) “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 amends various aspects of the recognition, measurement, presentation, and disclosure for financial instruments. With respect to our consolidated financial statements, the most significant impact relates to the recognition and measurement for equity investments. Additionally, ASU 2016-01 will impact the disclosure and presentation of financial assets and liabilities. ASU 2016-01 is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2017. Early adoption by public entities is permitted only for certain provisions. The Company is examining the effects of the update on the financial statements with no plans for early adoption.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02) which amends the FASB Accounting Standards Codification and created Topic 842, “Leases.” Under Topic 842, lessees are required to recognize assets and liabilities on the balance sheet for most leases and provides for enhanced disclosures. Leases will continue to be classified as either finance or operating. ASU 2016-02 is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2018. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Full retrospective application is prohibited and early adoption by public entities is permitted. The Company is examining the possibility of early adoption of the update and the anticipated effects of its adoption on the financial statements.

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

My Size Inc.

Notes to Condensed Consolidated Financial Statements

U.S. dollars in thousands (except share data and per share data)

Note 3 - Financial Instruments

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

The Company holds shares in a publicly-traded company - Diamante minerals Inc which are classified as available-for-sale equity securities. The marketable securities have readily determinable fair market values that are calculated based on the share price in the measurement date and ranked as Level 1 assets.

	March 31, 2017
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial assets

Investment in marketable securities (*)	362	-	-

My Size Inc.

Notes to Condensed Consolidated Financial Statements

U.S. dollars in thousands (except share data and per share data)

Note 3 - Financial Instruments (cont’d)

	March 31, 2017
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial liabilities

Warrants to purchase common stock (*)	-	168	-
Derivative liabilities (**)	-	78	-

(*) see note 6.

(**) see note 4a.

	March 31, 2016
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial assets

Investment in marketable securities (***)	1,012	-	-

Put Options – DIMN shares	-	989	-

	March 31, 2016
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial liabilities

Warrants	-	9	-

Derivative liabilities embedded conversion options	-	14	-

	December 31, 2016
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial assets

Investment in marketable securities (***)	579	-	-

	December 31, 2016
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial liabilities

Derivative liabilities	-	80	-

(***) At March 31, 2017, gross unrecognized loss, recognized loss and fair value (based on quoted market prices) of these securities were $(93), $340 and $362, respectively (At December 31, 2016, $24, $1,233 and $579, respectively)

My Size Inc.

Notes to Condensed Consolidated Financial Statements

U.S. dollars in thousands (except share data and per share data)

Note 4 - Stock Based Compensation

The stock based expense (income) recognized in the financial statements for services received from employees and non-employees is shown in the following table:

	Three months ended March 31		Year ended December 31,
	2017	2016	2016

Marketing, General and Administrative	39	(50)	(23)

	39	(50)	(23)

a.

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

On March 21, 2017, the general meeting adopted a resolution for the approval of a capital remuneration plan for consultants. The approval was required for the issue of the shares of common stock of the Company and the stock options.

During 2017, costs in the sum of $12 ($90 during 2016) were recorded by the Company and an undertaking to pay the balance of the consideration was recognized in the sum of $78 ($80 during 2016) according to the fair value of the undertaking. The issue of the shares of common stock of the Company and stock options was subject to the receipt of all required regulatory approvals. As of the date of the financial report, the shares and options have not yet been issued.

b.

In December 2016, the Company engaged with an external consultant (the “Consultant”) to provide services in marketing strategy and public relations, including potential investors relations. For such consulting services, the Company shall issue to the Consultant options to purchase 2,000,000 shares of common stock at variable exercise prices ranging from $3.50 to $9.00 per share and exercisable for periods ranging from 12 month (or 6 months from filing date of registration statement) to 36 months. The issuance of the options under the agreement is subject to the receipt of all the approvals required by the laws applicable to the Company, including stock exchange approvals and the approval of a meeting of its shareholders to adopt an equity incentive plan for consultants. The equity incentive plan for consultants was approved by the shareholders on March 21, 2017, and such options have not yet been issued. The expenses were recognized for the proportion of the time in the sum of $26 according to the fair value of the undertaking. The balance of the consideration for the rest of the expenses in accordance with the fair value was recognized in trade receivables for the sum of $958.

On May 16, 2017, subsequent to the reporting period, the Company and the Consultant signed an amendment to the agreement for making the adjustment to the strike prices so prices ranging from $1.50 to $5.00 per share.

My Size Inc.

Notes to Condensed Consolidated Financial Statements

U.S. dollars in thousands (except share data and per share data)

Note 5 - Contingencies and Commitments

a.

On December 27, 2015, the Company received a legal complaint. The defendants are the Company, all the members of the Board of Directors, Mrs. Shoshana Zigdon, a shareholder and related party of the Company, as well as two additional defendants who are not shareholders, officers or directors of the Company. The plaintiff alleges that the Company violated its obligation to register his shares for trade with the Tel Aviv Stock Exchange causing a total of 2,622,500 NIS damage. The plaintiff seeks relief against the defendants through financial compensation at the rate of the aforementioned alleged damage; additional compensation of 400,000 NIS due to mental anguish; and if and to the extent that until the time the plaintiff can sell its shares on the Tel Aviv Stock Exchange ("the exercise date "), if the rate of a Company shares rises above the amount of 20.98 NIS ("the base rate"), an additional amount at the rate of the difference between the base rate and the highest rate of the Company's shares between the time the claim was submitted and the exercise date; and also court costs and attorney's fees of the plaintiff.

All pre-trial preliminary proceedings as well as submission of all evidentiary affidavits and expert opinions by both parties have been completed.

Pursuant to the Court's recommendation, the case was referred to mediation by the honorable Judge (Rtd.) Hilla Gerstel, former president of the Central District Court. The mediation is going on and the next mediation session is scheduled for June 5, 2017.

The Company estimates, based on the opinion of its legal counsel that the risk of acceptance of the remedy requested by the plaintiff in his claim, namely, that the Company was obligated to remove the restriction which was imposed on the shares and register plaintiff's shares for trade on the stock exchange, exceeds the chance of its dismissal. This remedy, as such, does not constitute any financial exposure to the Company. However, the company believes, based on the opinion of its legal counsel, that assuming the plaintiff's claim for the main relief, i.e. the removal of the restriction from and the registration of his shares on the stock exchange, will be accepted by the court, it appears that prima face the risk that the court will also rule that the plaintiff is entitled to financial compensation for the alleged delay in registering his shares, exceeds the chance that such financial compensation will not be awarded.

According to the expert opinion submitted to the court by the plaintiff, the plaintiff's expert calculates the approximate damage allegedly caused to the plaintiff between 3-3.6 million NIS assuming the shares will be registered by December 31, 2016, and additional compensation for each additional month subsequently. According to the Company's expert opinion submitted to the court, the Company's expert asserts that the plaintiff's expert opinion is erroneous and in his opinion and assuming the plaintiff's claim will be accepted by the court, than the estimated damage caused to the plaintiff as a result of a 4-5 years delay in registering his shares is estimated at approximately NIS 234,000 (plus interest and CPI differences) if it will be ruled that the restriction from plaintiff's shares should have been removed within six months as of the purchase date thereof and at approximately NIS 130,000 if it will be ruled that the restriction from plaintiff's shares should have been removed within twelve months as of the purchase day thereof. It should be noted that all experts' calculations are based on the share market price, and consequently any changes in the share price at the time a judgement will be rendered by the court, could increase or decrease the Company's exposure, respectively.

My Size Inc.

Notes to Condensed Consolidated Financial Statements

U.S. dollars in thousands (except share data and per share data)

Note 5 - Contingencies and Commitments (cont’d)

At this stage, the time for the submission of an expert opinion on behalf of the Company for the calculation of the damage has not arrived and the appropriate method of calculating the loss based on the circumstances in this case has not been determined.

b.	On May 17, 2012, the Company signed an agreement for a convertible loan with a third party (hereinafter the “Investor”). In accordance with the loan agreement, the Company received a total of NIS 200,000 with the signing of the loan agreement and was to receive an additional amount of NIS 100,000 at the end of a period not exceeding 21 days, during which the investor would perform due diligence on the Company. In addition, the agreement was for additional investments up to a total of NIS 2,000,000.

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

On June 13, 2016, a settlement agreement was entered into between the parties according to which in consideration for the final and conclusive annulment of all claims and/or demands raised by the plaintiff against the Company in the framework of the law suit, the Company would pay the plaintiff the sum of NIS 250,000 forthwith by wire transfer of about NIS 95,000 and by the forfeiture of the sum of about NIS 155,000 which had been deposited with the court. An additional amount of NIS 50,000 would be paid within twelve months from the approval of the settlement agreement by the court or on the closing date of a public offering of Company shares, pursuant to its terms, on a stock exchange in the United States, the earlier of. As of the date on which the financial statements were signed the payment has not yet occurred.

c.	On September 9, 2015, fourteen shareholders filed a complaint against the Company and its CEO Mr. Ronen Luzon, alleging that in accordance with agreements signed between plaintiffs and the Company, the plaintiffs are entitled to register their shares for sale with the stock market, while the Company allegedly breached its obligation and refrained from doing its duty to register the plaintiffs' shares. The plaintiffs seek declaratory remedy that they are entitled to register their shares and also request the right to split their remedies so they will also be able subsequently to claim from the defendants compensation for any financial damage causes by the Company's failure to register their shares, including damage due to any decrease in the shares' price during the period the shares should have been registered. On November 5, 2015, the Company filed its defense and a counter claim against the plaintiffs and against two additional defendants (who are not plaintiffs) Mr. Asher Shmuelevitch and Mr. Eitan Nahum. In its counter claim, the Company allege that the agreements by force of which the counter defendants hold their shares are defunct, based on fraud, as the counter defendants never paid and never intended to pay the agreed consideration for their shares. The Company further alleges the Mr. Shmuelevitch used his position as a director and controlling shareholder of the Company to knowingly cause the Company to enter such defunct agreements. The Company moved the court to dismiss the complaint against it, declare that all agreements with the counter defendants are null and void and that the shares should be returned to the Company. Additionally, the Company seeks financial compensation from the counter defendants for financial damage caused as a result of their actions. For the purpose of the trial charge only, the Company capped the requested compensation against counter defendants at NIS 10 million. All preliminary proceedings and hearing of all evidence by the court have been completed and the case awaits the court's judgement.

My Size Inc.

Notes to Condensed Consolidated Financial Statements

U.S. dollars in thousands (except share data and per share data)

Note 5 - Contingencies and Commitments (cont’d)

d.	On January 16, 2014, the Company received a demand letter from one of its shareholders for the payment of about $1.4 million as compensation for alleged breaches by several parties including the Company and its previous controlling shareholder (who is not the current controlling shareholder of the Company) of an allotment agreement between the Company and its previous controlling shareholder and the shareholders of Metamorefix. The execution of the allotment agreement was completed in December 2011 and thereafter, in January 2013, the entire share capital of Metamorefix was sold by the Company.

e.	On November 14, 2014, the Company entered into a cooperation agreement for a period of six months with IN SITU S.A. (hereinafter respectively: the “Agreement” and “IN SITU”) the owner of the rights in the fashion brand-name TRUCCO, which includes women’s fashion, belts and footwear and which is marketed and sold all over the world by IN SITU through a chain of stores and sale points as well as through TRUCCO’s website (hereinafter: the “Website”). According to the Agreement, IN SITU and the Company will cooperate in a bid to integrate the Company’s measurement technology (hereinafter: the “Platform”) in IN SITU’s computerized data system and any other system which would enable to use the Platform on the Website as well as in the store and sale points for the examination of the Platform’s efficiency in relation to IN SITU’s sales and customers’ satisfaction. The Company undertook that not later than within six months from the date of execution of the Agreement, the Platform would be completed and operable, namely, that the integration between the data systems of the parties would be completed and the end-customer would be able to take his measurements and purchase a befitting product using the Platform. Should the Company fail to fulfill its undertakings under the Agreement to grant the license and/or fully integrate the Platform within six months from the date of execution of the Agreement, the Company shall compensate IN SITU in the sum of 60 thousand Euros. As a result of the extended timetable there is an understanding between the parties to continue cooperation.

f.	On January 9, 2014, the Company’s general meeting approved an engagement with one of the investors (as specified in paragraph 1b above) for the acquisition of rights in a Venture for the accumulation of physical data of human beings by portable electronic devices for the purpose of locating, based on the accumulated data, articles of clothing in internet apparel stores, which will fit the person whose measurements were accumulated.

In consideration for the acquisition of the Venture, the Company will undertake to pay the seller 18% the Company’s operational profit arising directly or indirectly from the Venture during a period of seven years from the termination of the development period of the Venture. In addition the Seller received an option for a buy-back of the Venture upon the occurrence of any one or more of the following: (a) if an application was filed for the liquidation of the Company or for the appointment of a receiver for the Company’s assets or any material part thereof or for the imposition of a lien on a material part of the Company’s assets, which were not revoked within 60 days from the date they were so filed; (b) if by the end of seven years from the execution date of the agreement the entire aggregate income of the Company arising directly or indirectly from the Venture or from the commercialization of the patent was lower than NIS 3.6 million. According to the Company’s evaluation, the current value is negligible. The buy-back option is valid for 90 days from the occurrence of either one of the above events. The agreed consideration was determined based on a valuation which was prepared by an independent assessor.

My Size Inc.

Notes to Condensed Consolidated Financial Statements

U.S. dollars in thousands (except share data and per share data)

Note 5 - Contingencies and Commitments (cont’d)

g.	In November, 2015, the Company entered a collaboration agreement with one of the Israel’s largest private couriers (“Katz”) under which the parties will collaborate to develop an application based on the Company’s technology, which will allow the end customer to measure the size of packages intended for shipment and to receive details about the cost of sending the package, based on its size. The collaboration agreement is for a period of up to six months, which may be extended by agreement of both parties or terminated by either party with prior notice of 14 days.

On July 4, 2016, the Company announced that it completed integration of the first app (beta) that it developed in the said affiliation in the Katz’ systems.

The application uses the Company’s exclusive measuring algorithm and enables measuring the package’s volume by moving the smart phone over the package. This information, and the package’s barcode scan, picture and location,are sent to the information servers of the Katz company and help in its pricing.

On November 7, 2016, the Company announced the launch of KatzID app, which is an application that enables customers to quickly and easily measure the size of a package and calculate the exact shipping cost. KatzID also provides shipping companies accurate logistic data to better manage the process of shipping packages before the packages reach their distribution centers. The Company is currently carrying out a pilot to implement KatzID with Katz. According to the last agreement with Katz , by the end of 2017 the commercial terms will be discussed , depends on the activity during the pilot.

h.	On March 4, 2016, the Company entered a collaboration and license agreement with LSY International, Inc., a private company incorporated in the United States and which, among other things, sells luxury clothes made of fur, cashmere, alpaca, and shearling under the brand name
“Yudovsky”.

Under the agreement, the parties will cooperate for the purpose of integrating the Company’s measurement technology and computerized information systems of LSY. The agreement stipulates that the integration of these technologies, will be completed within four months from the date the agreement was signed. The complexity in achieving the correct matching between the fur coat and the Human body is still in an experiment stage.

The Parties are in a continues contact and decided to delay the completion of the integration.

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

My Size Inc.

Notes to Condensed Consolidated Financial Statements

U.S. dollars in thousands (except share data and per share data)

Note 5 - Contingencies and Commitments (cont’d)

As of the reporting date, the Company received a total of $10 in accordance with the said terms of the agreement, which was recorded as deferred revenue in the framework of the payables section and credit balances until the fulfillment of conditions for revenue recognition.

i.

On April 20, 2017, the Company received a communication from the Israeli Postal Service (the “Israeli Post”) terminating its relationship and ceasing further discussions.

Previously, on April 18, 2017, the Company announced it had entered into a cooperation agreement with Israel Post which was mischaracterized by the Company as a definitive agreement. The Company and the Israeli Post had exchanged letters under which it was agreed to enter into a non-exclusive pilot program, pursuant to which the Israeli Post would decide whether it would enter negotiations with the company regarding the purchase of the product and under which commercial terms.

On April 20, 2017, the Company issued a corrective press release explaining that while the Company had submitted a proposal to the Israel Post, which was initially received favorably, the parties had not entered into or signed any formal or definitive agreement, and did not expect to enter into a formal or definitive agreement with respect to the pilot program or new services until the completion of the development and trial periods.

The Israel Post expressed its discontent with the release of inaccurate information, and has elected to cease communication with the Company.

j.

On May 3, 2017, Lightcom (Israel) Ltd., an Israeli company, alleging that it is a shareholder of the Company, filed a motion with the Tel Aviv District Court (Financial Division) to approve an action against the Company as a shareholders’ class action. The subject matter of the action appears to be an immediate report filed by the Company on April 19, 2017. The Court ordered the Company to respond to the motion by August 2, 2017 (“the Application”).

On May 7 2017, the Company was served with the application.

The Application alleges, inter alia, that the Company's report of April 19, 2017 regarding its engagement with the Israeli Post was false and misleading, and that as a result thereof financial damages have been incurred by two purported classes of shareholders: (i) any shareholder who sold Company's shares as of April 20, 2017 and until April 27, 2017, with respect to damage directly caused by such sale and (ii) any shareholder which held shares on April 20, 2017 and subsequent to April 27, 2017 with respect to damage caused by permanent adverse effect to the shares' value. The alleged financial damage caused to members of both classes is estimated at NIS 18.8 million.

The Company reviewed the Application initially with its legal counsel. At this preliminary stage, the Company believes that there is no direct causal connection between the Company's report which is the subject matter of the Application and the alleged damages caused to either class of purported plaintiffs and that in any case there appears to be no correlation between the alleged scope of damages and the merits of the alleged case.

The Company's is reviewing its rights to file a third party claim (notice) against third parties the unlawful acts or omissions of which may have had an adverse effect on the Company's share price and may have contributed to any alleged damage which may have been caused to any of the classes of alleged plaintiffs. The Company will respond to the Application in the time frame ordered by the Court.

Note 6 - Significant Events During the Reporting Period

a.

In February 2017, the Board of Directors approved agreements with investors that provided an investment for a total amount of $200 in exchange for 200,000 shares of common stock of the Company and non-negotiable warrants exercisable into 250,000 shares of common stock of the Company until November 22, 2017 at an exercise price of $3.50 per share.

On the date of its receipt of the investment, the amount was attributed to options to Company shares – measured according to the fair value on the measurement date. There was no attribute to the share issuance due to the fair value of the options. The options were recorded as a liability and was recognized for the reporting date in the sum of $168 according to the fair value of the undertaking.

My Size Inc.

Notes to Condensed Consolidated Financial Statements

U.S. dollars in thousands (except share data and per share data)

Note 7 - Subsequent Events

Pro-forma equity

As described in Note 1b, as of March 31, 2017 the Company entered into fund raising agreements in a total sum of $8,015 out of which the sum of $4,596 and $1,410 was received in cash and marketable securities, respectively.

As the date of this report the Company has $1,514 and $495 in guaranteed notes and checks. Subsequent to March 31, 2017, the sum of $550 and $40 of the guarantee notes and the checks, respectively, have been redeemed in cash.

The following proforma consolidated balance sheet is based on the March 31, 2017 balance sheet with adjustments for receipt of $1,419 from the remaining guarantee notes and checks from investors for stock subscribed for but not yet issued.

Assets	$3,900

Liabilities	865
Stockholders’ equity	3,035
Total liabilities and stockholders’ equity	$3,900

The effect on equity and on the assets of collecting the money from the bank guarantees and the checks is an increase of $1,419. As a result of the foregoing, the Company’s stockholder’s equity, on a pro forma basis, is $3,035 as of March 31, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion along with our financial statements and the related notes included in this report. The following discussion contains forward-looking statements that are subject to risks, uncertainties and assumptions, including those discussed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2016. Our actual results, performance and achievements may differ materially from those expressed in, or implied by, these forward-looking statements.

Results of Operations

From inception through March 31, 2017, we have sustained an accumulated deficit of approximately $13 million. From inception through March 31, 2017, we have not generated any revenue from operations and expect to incur additional losses to perform further research and development activities and do not currently have any commercial products. Our product development efforts are thus in their early stages and we cannot make estimates of the costs or the time they will take to complete.

Three months Ended March 31, 2017 Compared to Three months Ended March 31, 2016

Research and Development Expenses

Our research and development expenses for the three months ended March 31, 2017 amounted to $207,000 compared to $177,000 for the three months ended March 31, 2016. The increase between the corresponding period primarily results from increased subcontractors expenses and the increased expenses associated with the hiring of new employees.

Marketing, General and Administrative Expenses

Our marketing, general and administrative expenses for the three months ended March 31, 2017 amounted to $879,000 compared to $326,000 for the three months ended March 31, 2016. The increase between the corresponding period in expenses derives mainly from share based payments, increases in public relations and investor relations expenses which were not significant in the corresponding period and from increased salaries expenses associated with the hiring of new employees.

Financial income and expense, net

Our financial expenses for the three months ended March 31, 2017 amounted to $308,000 compared to financial income of $614,000 for the three months ended March 31, 2016. The expenses in the reporting period are mainly from revaluation of investment in marketable securities, compared to income from revaluation of the components of the financial package in the corresponding period.

Net Loss from continuing operations

As a result of the foregoing research and development, marketing general and administrative expenses, and financial expenses, our net loss from continuing operations for the three months ended March 31, 2017 was $1,394,000, compared to our net income from continuing operations for the three months ended March 31, 2016 of $111,000. The main reasons for the change between the corresponding periods is the expenses derives mainly from share based payments, increases in public relations and investor relations expenses, which were not significant in the corresponding period, and from increased salaries expenses associated with the hiring of new employees. The financial expenses mainly from expense revaluation of investment in marketable securities, compared to income from revaluation of the components of the financial package in the corresponding period.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private offerings of our equity securities in Israel.

As of March 31, 2017, we had cash and cash equivalents of $359,000 as compared to $34,000 as of December 31, 2016. The increase in cash balances is due to collecting cash from the guarantees offset by cash used for operating activities during the period.

We had negative cash flow from operating activities of $1,012,000 for the three months ended March 31, 2017, compared with negative cash flow from operating activities of $479,000 for the three months ended March 31, 2016.

The increase in cash used in operating activities derives from increased payments to service providers and Company employees. The Company has expenses not in the ordinary course of business mainly from the registration of patents, the listing of our common stock on Nasdaq, Investor relations and Public relations services and legal expenses associated with lawsuits involving the Company.

As of March 31, 2017, the Company entered into fund raising agreements in a total sum of $8,015 out of which the sum of $4,596 and $1,410 was received in cash and marketable securities, respectively. The marketable securities are shares of common stock of Diamante minerals Inc (“DIMN”), which are presented in the Company’s balance sheet as a financial asset available for sale.

As of the date of the report, the Company has $1,514 and $495 in guarantee notes and checks, respectively. The guarantee has been provided by an ungraded financial institution. Subsequent to March 31, 2017, the sum of $550 and $40 of the guaranteed notes and the checks, respectively, have been redeemed in cash.

For the purpose of financing its operating activities in the foreseeable future, the Company relies on the collection of existing cash commitments from investors, the sale of marketable securities and raising additional funds. However, there is no certainty regarding the Company’s ability to collect committed funds, obtain additional  funding or sell the DIMN shares that it holds. The Company estimates that the committed investments will be adequate to fund its operations through the 12 months following the approval date of the financial statements. Failure to obtain the additional funds as mentioned above will require the Company to curtail operations.

However, If all the committed funds are not collected or not replaced by additional funding,  there is a significant doubt regarding the Company's ability to continue its operation as a going concern. The financial statements include no adjustments for measurement or presentation of assets and liabilities, which may be required should the Company fail to operate as a going concern.

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

Convertible promissory notes

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

We are not currently a party to any material legal proceedings except as described below.

●	On December 27, 2015, the Company received a legal complaint. The defendants are the Company itself, all the members of the Board of Directors, Mrs. Shoshana Zigdon, a shareholder and related party of the Company, as well as two additional defendants who are nor shareholders neither officers or directors of the Company, and are not shareholders. The plaintiff alleges that the Company violated its obligation to register his shares for trade with the Tel Aviv Stock Exchange causing a total of 2,622,500 NIS damage. The plaintiff seeks relief against the defendants through financial compensation at the rate of the aforementioned alleged damage; additional compensation of 400,000 NIS due to mental anguish; and if and to the extent that until the time the plaintiff can sell its shares on the Stock Exchange (hereinafter: "the exercise date "), the rate of a Company share will rise above the amount of 20.98 NIS (hereinafter: "the base rate"), an additional amount at the rate of the difference between the base rate and the highest rate of the Company’s shares between the time the claim was submitted and the exercise date; and also court costs and attorney's fees of the plaintiff.

All pre-trial preliminary proceedings as well as submission of all evidentiary affidavits and expert opinions by both parties have been completed.

Pursuant to the Court's recommendation, the case was referred to mediation by the honorable Judge (Rtd.) Hilla Gerstel, former president of the Central District Court. The mediation is going on and the next mediation session is scheduled for June 5, 2017.

The Company estimates, based on the opinion of its legal counsel that the risk of acceptance of the remedyrequested by the plaintiff in his claim, namely, that the Company was obligated to remove the restriction which was imposed on the shares and register plaintiff's shares for trade on the stock exchange, exceeds the chance of its dismissal. This remedy, as such, does not constitute any financial exposure to the Company.

However, the company believes, based on the opinion of its legal counsel, that assuming the plaintiff's claim for the main relief, i.e. the removal of the restriction from and the registration of his shares on the stock exchange, will be accepted by the court, it appears that prima face the risk that the court will also rule that the plaintiff is entitled to financial compensation for the alleged delay in registering his shares, exceeds the chance that such financial compensation will not be awarded.

According to the expert opinion submitted to the court by the plaintiff, the plaintiff's expert calculates the approximate damage allegedly caused to the plaintiff between 3-3.6 million NIS assuming the shares will be registered by December 31, 2016, and additional compensation for each additional month subsequently. According to the Company's expert opinion submitted to the court, the Company's expert asserts that the plaintiff's expert opinion is erroneous and in his opinion and assuming the plaintiff's claim will be accepted by the court, than the estimated damage caused to the plaintiff as a result of a 4-5 years delay in registering his shares is estimated at approximately NIS 234, 000 (plus interest and CPI differences) if it will be ruled that the restriction from plaintiff's shares should have been removed within six months as of the purchase date thereof and at approximately NIS 130,000 if it will be ruled that the restriction from plaintiff's shares should have been removed within twelve months as of the purchase day thereof. It should be noted that all experts' calculations are based on the share market price, and consequently any changes in the share price at the time a judgement will be rendered by the court, could increase or decrease the Company's exposure respectively.

At this stage, the time for the submission of an expert opinion on behalf of the Company for the calculation of the damage has not arrived and the appropriate method of calculating the loss based on the circumstances in this case has not been determined

●	On May 17, 2012, the Company signed an agreement for a convertible loan with a third party (hereinafter the "Investor"). In accordance with the loan agreement, the Company received a total of NIS 200 thousand with the signing of the loan agreement and was to receive an additional amount of NIS 100 thousand at the end of a period not exceeding 21 days, during which the investor would perform due diligence on the Company. In addition, the agreement was for additional investments up to a total of NIS 2 million. Under the agreement, the investor were entitled to convert the loan amounts granted to the Company into common shares of the Company with US $ 0.001 par value each, at a price per share equal to the amount of NIS 0.97. If the loans were not converted into the Company shares, the loan was to be repaid one year after the date of the loan agreement plus annual interest of 10%. On February 18, 2015, the Company received a claim in a summary judgement for the investor’s demand of payment of the loan amount of NIS 200 thousand, which was granted to the Company on May 17, 2012, plus interest of 10% annually as from 20 May 2012 until payment of the debt, which as of the date of filing of the claim was NIS 258 thousand. The company denies the allegations stated in the request and is reviewing the possibilities, including the filing of reply to the court in accordance with law. On June 13, 2016, a settlement agreement was entered into between the parties according to which in consideration for the final and conclusive annulment of all claims and/or demands raised by the plaintiff against the Company in the framework of the law suit, the Company would pay the plaintiff the sum of 250 thousand NIS forthwith by wire transfer of about 95 thousand NIS and by the forfeiture of the sum of about 155 thousand NIS which had been deposited with the court. An additional amount of 50 thousand NIS would be paid within twelve months from the approval of the settlement agreement by the court or on the closing date of a public offering of Mysize shares, pursuant to its terms, on a stock exchange in the United States, the earlier of. As of the date on which the financial reports were signed the terms have not yet occurred.

●	On September 9, 2015 14 shareholders filed a complaint against the Company and its CEO Mr. Ronen Luzon, alleging that in accordance with agreements signed between plaintiffs and the Company, the plaintiffs are entitled to register their shares on the stock market while the Company allegedly breached its obligation and refrains from doing its duty to register the plaintiffs' shares. The plaintiffs seek declaratory remedy that they are entitled to register their shares and also request the right to split their remedies so they will also be able subsequently to claim from the defendants compensation for any financial damage causes by the Company's failure to register their shares, including damage due to any decrease in the shares' price during the period the shares should have been registered. On November 5, 2015, the Company filed its defense and a counter claim against the plaintiffs and against two additional defendants (who are not plaintiffs) Mr. Asher Shmuelevitch and Mr. Eitan Nahum. In its counter claim, the Company alleges that the agreements by force of which the plaintiffs (the counter defendants) hold their shares are defunct, based on fraud, as the plaintiffs (the counter defendants) never paid and never intended to pay the agreed consideration for their shares. The Company further alleges the Mr. Shmuelevitch used his position as a director and controlling shareholder of the Company to knowingly cause the Company to enter such defunct agreements. The Company moves that court will dismiss the complaint against it, declare that all agreements with the plaintiffs (the counter defendants) are null and void and that the shares should be returned to the Company. Additionally, the Company seeks financial compensation from the counter defendants for financial damage caused as a result of their actions. For the purpose of the trial charge only, the Company capped the requested compensation against counter defendants at NIS 10 million. All preliminary proceedings and hearing of all evidence by the court have been completed and the case awaits the court's judgement.

●

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

24

●

On April 20, 2017, the Company received a communication from the Israeli Postal Service (the “Israeli Post”) terminating its relationship and ceasing further discussions.

Previously, on April 18, 2017, the Company announced it had entered into a cooperation agreement with Israel Post which was mischaracterized by the Company as a definitive agreement. The Company and the Israeli Post had exchanged letters under which it was agreed to enter into a non-exclusive pilot program, pursuant to which the Israeli Post would decide whether it would enter negotiations with the company regarding the purchase of the product and under which commercial terms.

On April 20, 2017, the Company issued a corrective press release explaining that while the Company had submitted a proposal to the Israel Post, which was initially received favorably, the parties had not entered into or signed any formal or definitive agreement, and did not expect to enter into a formal or definitive agreement with respect to the pilot program or new services until the completion of the development and trial periods.

The Israel Post expressed its discontent with the release of inaccurate information, and has elected to cease communication with the Company.

●

On May 3, 2017, Lightcom (Israel) Ltd., an Israeli company, alleging that it is a shareholder of the Company, filed a motion with the Tel Aviv District Court (Financial Division) to approve an action against the Company as a shareholders’ class action. The subject matter of the action appears to be an immediate report filed by the Company on April 19, 2017. The Court ordered the Company to respond to the motion by August 2, 2017 (“the Application”).

On May 7 2017, the Company was served with the application.

The Application alleges, inter alia, that the Company's report of April 19, 2017 regarding its engagement with the Israeli Post was false and misleading, and that as a result thereof financial damages have been incurred by two purported classes of shareholders: (i) any shareholder who sold Company's shares as of April 20, 2017 and until April 27, 2017, with respect to damage directly caused by such sale and (ii) any shareholder which held shares on April 20, 2017 and subsequent to April 27, 2017 with respect to damage caused by permanent adverse effect to the shares' value. The alleged financial damage caused to members of both classes is estimated at NIS 18.8 million.

The Company reviewed the Application initially with its legal counsel. At this preliminary stage, the Company believes that there is no direct causal connection between the Company's report which is the subject matter of the Application and the alleged damages caused to either class of purported plaintiffs and that in any case there appears to be no correlation between the alleged scope of damages and the merits of the alleged case.

The Company's is reviewing its rights to file a third party claim (notice) against third parties the unlawful acts or omissions of which may have had an adverse effect on the Company's share price and may have contributed to any alleged damage which may have been caused to any of the classes of alleged plaintiffs. The Company will respond to the Application in the time frame ordered by the Court.

Item 1A. Risk Factors.

Not required for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 13, 2017, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with an accredited investor (the “Purchaser”). On February 22, 2017, the Company and the Purchaser consummated the transactions contemplated by the Securities Purchase Agreement, pursuant to which, subject to the terms and conditions set forth therein, the Purchaser acquired from the Company, for an aggregate purchase price of $200,000: (i) 200,000 shares (the “Common Shares”) of Company common stock (“Common Stock”), and (ii) warrants (the “Warrants”) to acquire 250,000 shares of Common Stock. The Common Shares and Warrants were issued pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder.

The Warrants have an exercise price of $3.50 and are exercisable for a period of ten months.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

In November of 2015, My Size, Inc. engaged the services of ZAI Corporate Finance LTD as its London based nominated advisor to assist the Company with its listing on the AIM.   In light of the Company’s Nasdaq listing in November of 2016, the Company has elected to discontinue its listing application with the London Stock Exchange.

Item 6. Exhibits.

Exhibit Number	Description of Exhibits
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the Current Report on Form 8-K filed by the Company on March 23, 2017 as Exhibit 3.1).
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

My Size, Inc.

Date: May 16, 2017	By:	/s/ Ronen Luzon
Ronen Luzon
Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2017	By:	/s/ Or Kles
Or Kles
Chief Financial Officer (Principal Financial and Accounting Officer)

