Form 10-Q
period 2017-06-30
My Size, Inc.
filed 2017-08-18
CIK 1211805

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 17,605,359 shares of common stock, par value $0.001 as of August 18, 2017.

MY SIZE, INC.

INDEX TO FORM 10-Q FILING

FOR THE THREE MONTHS ENDED JUNE 30, 2017

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

My Size, Inc. and Subsidiaries

Condensed Consolidated Interim

Financial Statements

As of June 30, 2017

(unaudited)

U.S. Dollars in Thousands

1

My Size, Inc.

Condensed Consolidated Interim Financial Statements as of June 30, 2017 (Unaudited)

Contents

Page

Condensed Consolidated Interim Balance Sheets	3

Condensed Consolidated Interim Statements of Comprehensive Loss	4

Condensed Consolidated Interim Statements of Changes in Stockholders’ Equity (Deficit)	5-7

Condensed Consolidated Interim Statements of Cash Flows	8

Notes to Condensed Consolidated Interim Financial Statements	9-15

My Size, Inc.

Condensed Consolidated Interim Balance Sheets

U.S. dollars in thousands (except share data and per share data)

	June 30,	December 31,
	2017	2016
	(Unaudited)	(Audited)
	$ thousands	$ thousands
Assets
Current Assets:
Cash and cash equivalents	128	34
Other receivables and prepaid expenses	220	1,401
Restricted cash	69	62
Total current assets	417	1,497

Investment in marketable securities	308	579
Property and equipment, net	74	74
	382	653

Total assets	799	2,150

Liabilities and stockholders’ equity
Current liabilities
Trade payable	186	229
Accounts payable	514	316
Derivative liabilities	248	80
Warrants and share based liabilities	308	-

Total current liabilities	1,256	625

COMMITMENTS AND CONTINGENCIES
Stockholders’ equity (Deficit):
Capital stock -
Common stock of $ 0.001 par value - Authorized: 50,000,000 shares; Issued and outstanding: 17,605,359 and 17,405,359 respectively	17	17
Additional paid-in capital	14,052	13,347
Available for sale reserve	(67)	(93)
Accumulated other comprehensive loss	(103)	(102)
Accumulated deficit	(14,356)	(11,644)

Total stockholders’ equity (Deficit)	(457)	1,525
Total liabilities and stockholders’ equity	799	2,150

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

My Size, Inc.

Condensed Consolidated Interim Statements of Comprehensive Loss

U.S. dollars in thousands (except share data and per share data)

	Six-Months Ended June 30,		Three-Months Ended June 30,		Year ended December 31,
	2017	2016	2017	2016	2016
	$ thousands (Unaudited)	$ thousands (Unaudited)	$ thousands (Unaudited)	$ thousands (Unaudited)	$ thousands (Audited)
Operating expenses
Research and development	411	328	204	151	727
Marketing, General and administrative	2,056	925	1,177	599	1,859

Total operating expenses	2,467	1,253	1,381	750	2,586
Operating loss	(2,467)	(1,253)	(1,381)	(750)	(2,586)
Financial (expenses) income, net	(245)	(2,143)	63	(2,757)	(1,748)

Net loss from continuing operations	(2,712)	(3,396)	(1,318)	(3,507)	(4,334)
Other comprehensive loss:

Gain (loss) on available for sale securities	26	594	(67)	527	(24)
Foreign currency translation differences	(1)	(83)	4	7	2

Total comprehensive loss	(2,687)	(2,885)	(1,381)	(2,973)	(4,356)

Basic and diluted loss per share	(0.15)	(0.22)	(0.07)	(0.23)	(0.27)
Basic and diluted weighted average number of shares outstanding	17,545,690	15,313,793	17,605,359	15,313,793	16,345,499

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

My Size, Inc.

Condensed Consolidated Interim Statements of Changes in Stockholders’ Equity (Deficit) (Unaudited)

U.S. dollars in thousands (except share data and per share data)

			Additional	Available	Foreign		Total Stockholders’
	Common stock		paid-in	for sale	currency	Accumulated	Equity
	Number	Amount	capital	reserve	transaction	Deficit	(Deficit)

Balance as of January 1, 2017	17,405,359	17	13,347	(93)	(102)	(11,644)	1,525

Total comprehensive loss	-	-	-	26	(1)	(2,712)	(2,687)
Stock-based compensation related to options granted to consultants	-	-	73	-	-	-	73
Receipts on account of shares and additional investments	200,000	-	632	-	-	-	632
Balance as of June 30, 2017	17,605,359	17	14,052	(67)	(103)	(14,356)	(457)

	Common stock		Additional paid-in	Available for sale	Foreign currency	Accumulated	Total stockholders’
	Number	Amount	capital	reserve	transaction	Deficit	Equity

Balance as of January 1, 2016	15,313,793	15	4,853	(67)	(104)	(7,310)	(2,613)

Total comprehensive loss	-	-	-	594	(83)	(3,396)	(2,885)
Stock-based compensation related to options granted to consultants	-	-	6	-	-	-	6
Convertible loans converted to equity	-	-	5,255	-	-	-	5,255
Warrants reclassified to equity as a result of amended exercise price currency	-	-	1,041	-	-	-	1,041

Balance as of June 30, 2016	15,313,793	15	11,155	527	(187)	(10,706)	804

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

My Size, Inc.

Condensed Consolidated Interim Statements of Changes in Stockholders’ Equity (Deficit) (Unaudited)

U.S. dollars in thousands (except share data and per share data)

			Additional		Available	Foreign		Total Stockholders’
	Common stock		paid-in		for sale	currency	Accumulated	Equity
	Number	Amount	capital		reserve	transaction	Deficit	(Deficit)

Balance as of April 1, 2017	17,605,359	17	14,744		-	(107)	(13,038)	1,616

Total comprehensive loss	-	-	-		(67)	4	(1,318)	(1,381)
Stock-based compensation related to options granted to consultants	-	-	(924	)(*)	-	-	-	(924)
Receipts on account of shares and additional investments	-	-	232		-	-	-	232
Balance as of June 30, 2017	17,605,359	17	14,052		(67)	(103)	(14,356)	(457)

(*) See note 4b.

	Common stock		Additional paid-in	Available for sale	Foreign currency	Accumulated	Total stockholders’
	Number	Amount	capital	reserve	transaction	Deficit	equity

Balance as of April 1, 2016	15,313,793	15	5,844	-	(194)	(7,199)	(1,534)

Total comprehensive loss	-	-	-	527	7	(3,507)	(2,973)
Stock-based compensation related to options granted to consultants	-	-	56	-	-	-	56
Convertible loans converted to equity	-	-	5,255	-	-	-	5,255

Balance as of June 30, 2016	15,313,793	15	11,155	527	(187)	(10,706)	804

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

My Size, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Audited)

U.S. dollars in thousands (except share data and per share data)

	Common stock		Additional paid-in	Available for sale	Foreign currency	Accumulated	Total stockholders’ equity
	Number	Amount	capital	reserve	transaction	Deficit	(deficiency)

Balance as of December 31, 2015	15,313,793	15	4,855	(69)	(104)	(7,310)	(2,613)

Total comprehensive loss	-	-	-	(24)	2	(4,334)	(4,356)
Stock-based compensation related to options granted to consultants	-	-	(23)	-	-	-	(23)
Convertible loans converted to equity	2,091,566	2	7,528	-	-	-	7,530
Warrants reclassified to equity as a result of amended exercise price currency	-	-	987	-	-	-	987

Balance as of December 31, 2016	17,405,359	17	13,347	(93)	(102)	(11,644)	1,525

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

My Size, Inc.

Condensed Consolidated Interim Statements of Cash Flows

	Six-Months Ended June 30,		Three-Months Ended June 30,		Year ended December 31,
	2017	2016	2017	2016	2016
	$ thousands (Unaudited)	$ thousands (Unaudited)	$ thousands (Unaudited)	$ thousands (Unaudited)	$ thousands (Audited)
Cash flows from operating activities:
Net loss	(2,712)	(3,396)	(1,318)	(3,507)	(4,334)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	15	11	8	6	24
Amortization of warrant, convertible loans and derivative	27	2,143	56	2,757	(182)
Revaluation of PUT options	-	-			776
Revaluation of investment in marketable securities	340	-	-	-	1,233
Stock based compensation	73	6	34	56	(23)
Decrease (increase) in receivables and prepaid expenses	54	(4)	62	11	(27)
Increase in derivative liabilities	153	-	159	-	80
Increase (decrease) in trade payable	(63)	106	(9)	40	86
Increase in other accounts payable	168	70	75	52	208

Net cash used in operating activities	(1,945)	(1,064)	(933)	(585)	(2,159)

Cash flows from investing activities:

Purchase of property and equipment	(7)	(23)	(4)	(10)	(36)

Net cash used in investing activities	(7)	(23)	(4)	(10)	(36)

Cash flows from financing activities:
Repayment of a loan	(10)	(25)	(10)	(25)	(25)
Proceeds from realization of guarantees	1,815	-	666	-	-
Proceeds from issuance of shares, warrants and convertible loans	200	304	-	304	1,339

Net cash provided by financing activities	2,005	279	656	279	1,314

Effect of exchange rate changes on cash and cash equivalents	41	(13)	50	(11)	(4)

Increase (Decrease) in cash and cash equivalents	94	(821)	(231)	(327)	(885)
Cash and cash equivalents at the beginning of the period	34	919	359	425	919

Cash and cash equivalents at the end of the period	128	98	128	98	34

Non cash transactions
Warrants reclassified to equity as a result of amended exercise price currency	-	987	-	-	987
Conversation of loan to equity	-	4,939	-	-	4,846

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

 My Size, Inc.

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 1 - General

a.

My Size Inc. (the “Company”), is a dual listed publicly traded company whose common stock are publicly trading on the TASE since September 2005 (under the name Topspin Medical Inc) and on the NASDAQ Capital Market (“NASDAQ”) since July 25, 2016. The Company has developed a measurement technology based on algorithms with broad applications in a variety of areas, from the apparel e-commerce market to Do It Yourself (“DIY”) smartphone and tablet apps. The technology is driven by several patent-pending algorithms which are able to calculate and record measurements in a variety of novel ways.

Since February 2014, the Company also operates via a wholly-owned subsidiary, My Size (Israel) 2014 Ltd., a company registered in Israel.

b.	Since inception, the Company has incurred losses and negative cash flows from operations and the accumulated loss amounting to approximately $14.3 million. The Company has financed its operations mainly through fundraising from private investors.

As of June 30, 2017, the Company entered into agreements pursuant to which it raised an aggregate of $8,015 of which $5,261 and $1,410 were received in cash and marketable securities, respectively. The marketable securities are shares of common stock of Diamante Minerals Inc (“DIMN”), which are accounted as a financial asset available for sale and presented in the Company’s balance sheet under investment in marketable securities.

As of the date of the report, the Company has $738 and $455 in guaranteed notes and checks, respectively as remaining balance from the amounts described above. The guarantee has been provided by an ungraded financial institution. Subsequent to June 30, 2017, the sum of $151 of the guarantee notes has been redeemed in cash.

As mentioned in note 7a, subsequent to June 30, 2017, the Board of Directors approved agreements with three private investors who will provide investment totaling of $780 in exchange for 780,000 shares of common stock of the Company. As of the date of the report the Company received $200 from the investments in cash. The remaining amount of the investment to be received will be in the form of $50,000 in cash and $530,000 in guarantee notes.

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

If all the committed funds are not collected or not replaced by additional funding, there is a significant doubt regarding the Company’s ability to continue its operation as a going concern. The financial statements include no adjustments for measurement or presentation of assets and liabilities, which may be required should the Company fail to operate as a going concern.

Note 2 - Significant Accounting Policies

a.	Unaudited condensed consolidated interim financial statements:

The accompanying unaudited condensed consolidated interim financial statements included herein have been prepared by the Company in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements are comprised of the financial statements of the Company and its subsidiaries collectively referred to as the Company. In management’s opinion, the interim financial data presented includes all adjustments necessary for a fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by U.S. generally accepted accounting principles (“GAAP”) has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2017.

These unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2016.

b.	Use of estimates:

The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates.

c.	Impact of recently issued accounting standard not yet adopted:

On March 30, 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to improve the accounting for share-based payment transactions as part of the FASB’s simplification initiative. This ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2016. Early adoption is permitted in any interim or annual period provided that the entire ASU is adopted.

The impact of adopting the new standard on the operating income is not material.

My Size, Inc.

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

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

The Company holds shares in a publicly-traded company - Diamante Minerals, Inc. which are classified as available-for-sale equity securities. The marketable securities have readily determinable fair market values that are calculated based on the share price in the measurement date and ranked as Level 1 assets.

	June 30, 2017
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial assets
Investment in marketable securities	308	-	-

My Size, Inc.

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 3 - Financial Instruments (cont’d)

	June 30, 2017
	Fair value hierarchy
	Level 1	Level 2	Level 3
Derivative liabilities	-	248	-
Warrants and share based liabilities	-	308	-

	December 31, 2016
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial assets
Investment in marketable securities	579	-	-

	December 31, 2016
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial liabilities
Derivative liabilities	-	80	-

At June 30, 2017, gross unrecognized gain (loss), recognized loss and fair value (based on quoted market prices) of these securities were $26, $347 and $308, respectively (At December 31, 2016, gross unrecognized loss, recognized loss and fair value (based on quoted market prices) of these securities were ($24), $1,233 and $579, respectively).

 My Size, Inc.

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 4 - Stock Based Compensation

The stock based expense (income) recognized in the financial statements for services received from non-employees is related to Marketing, General and Administrative and shown in the following table:

	Six months ended June 30,		Three months ended June 30,		Year ended December 31,
	2017	2016	2017	2016	2016

Stock-based compensation expense - equity awards	73	6	34	28	(23)
Stock-based compensation expense - liability awards	205	-	178	-	-)

	278	6	212	28	(23)

a.

In December 2016, the Company entered into a consulting agreement with a consultant ( “Consultant1”) pursuant to which Consultant1 is providing services in connection with marketing strategies, micro and macro-economic issues and for the promotion of the Company’s marketing, business, products and operations through smartphone applications. The agreement is for a period of 18 months commencing October 2016.

In consideration for services provided under the consulting agreement, the Company will issue Consultant1 25,000 shares of common stock of the Company which will be issued over six quarters as follows: 4,150 issued over each of the first five quarters and a sixth installment of 4,250 to be issued on the sixth quarter of the consulting agreement. In addition, the Company will issue to Consultant1 stock options to purchase up to 40,000 shares of the Company’s common stock, exercisable not later than March 31, 2018 at an exercise price of NIS18 per share.

In addition, the Company undertook to pay the balance of the consideration for the sale of the shares by Consultant1 up to the sum of NIS500,000. If the consideration for the sale of the shares falls below 90% of the shares’ price on the stock exchange on the date of sale, the Company shall pay Consultant1 the difference. The Company may decide at its own discretion whether to make such payment in cash or shares of common stock.

On March 21, 2017, the general meeting adopted a resolution for the approval of a capital remuneration plan for consultants. The approval was required for the issuance of the options and shares of common stock of the Company issued to Consultant1.

During the six-month period ended June 30, 2017, costs in the sum of $1 ($90 during 2016) were recorded by the Company and an undertaking to pay the balance of the consideration was recognized in the sum of $117 ($80 during 2016) according to the fair value of the undertaking.

b.

In December 2016, the Company engaged a consultant (“Consultant2”) to provide services to the Company with respect to marketing strategy and public relations, including potential investors relations. For such consulting services, the Company shall issue to Consultant2 options to purchase up to 2,000,000 shares of the Company’s common stock at variable exercise prices ranging from $3.50 to $9.00 per share. The options are exercisable for periods ranging from 12 months (or 6 months from filing date of registration statement) to 36 months. The issuance of the options under the agreement is subject to the receipt of all the approvals required by the laws applicable to the Company, including stock exchange approvals and the approval by the Company’s shareholders to adopt an equity incentive plan for consultants. The equity incentive plan for consultants was approved by the shareholders on March 21, 2017, and such options have not yet been issued.

On May 16, 2017, the Company and the Consultant2 entered into an amendment to the consulting agreement pursuant to which the strike prices of the options was amended so that strike prices range from $1.50 to $5.00 per share.

Following initial grant, the Company reclassified the options from equity accounted under ASC 505-50 to derivative liability accounted under ASC 815.

The expense recognize in the second quarter, including the cost associates with the consulting service attributed to the reporting period and the revaluation of the derivative amounted to$186.

An amount of $186 and $27 was recorded in the balance sheet as warrants and share based liabilities and share based payments respectively.

c.

In April 2017, the Company engaged a consultant (“Consultant3”) to provide services to the Company with respect to financing and strategic advisory, for such consulting services, the Company will pay a monthly retainer and shall issue to the Consultant3 50,000 shares of the Company common stock and 31,250 shares each quarter thereafter.

During the six-month period ended June 30, 2017, costs in the sum of $47 were recorded by the Company.

My Size, Inc.

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 5 - Contingencies and Commitments

a.	Further to Note 10a to the annual report on Form 10-K for the year ended December 31, 2016:

On December 27, 2015, the Company received a legal complaint (the “Complaint”). The defendants named in the Complaint were the Company, all the members of the Board of Directors of the Company, the officers of the Company, Mrs. Shoshana Zigdon, a shareholder and related party of the Company, as well as two additional defendants who are not shareholders of the Company. The plaintiff alleged that the Company violated its obligation to register shares purchased by the plaintiff on July 3, 2014 (the “Original Shares”) for trade with the Tel Aviv Stock Exchange.

The Company and plaintiff entered into a settlement agreement (the “Settlement”) dated June 20, 2017 h following a mediation process. Pursuant to the Settlement, the Company shall make a payment to the plaintiff of NIS325,000 (the “Down Payment”) within 30 days of the date of the Settlement. Additionally, the Company is obligated to register the Original Shares within a specified time frame. Moreover, pursuant to the Settlement, the Company will issue, within 60 days, 80,358 additional shares of common stock to the plaintiff (the “New Shares”), which New Shares shall be registered, to be deposited in escrow and sold for the benefit of plaintiff. To the extent the Company will not issue the unrestricted New Shares within 60 days of the Settlement, the plaintiff has a right, at his sole discretion, to an resume the legal proceedings pursuant to the Complaint, provided he deposits the Down Payment in an escrow account, pending the Court’s final adjudication of the Complaint. Additionally, the Settlement provides that to the to the extent the aggregate proceeds from the sale of the Original Shares and the New Shares is less than NIS1,600,000, the Company will either complement the difference in cash or shall issue to the plaintiff additional shares of common stock in lieu thereof, at the Company’s sole discretion.

The Company recorded a liability for the cash fee, a derivative and share based liabilities for the additional shares in the amount of $93, $132 and $91, respectively as of June 30, 2017.

The share base liability was recorded due to the Company’s undertaking to register the shares.

b.	Further to Note 10b to the annual report on Form 10-K for the year ended December 31, 2016: As of the date on which the financial statements were signed, the Company has paid its obligation to the investor in full.

My Size, Inc.

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 5 - Contingencies and Commitments (cont’d)

c.	On May 3, 2017, Lightcom (Israel) Ltd., an Israeli company, alleging that it is a shareholder of the Company, filed a motion (the "Motion") with the Tel Aviv District Court (Financial Division) to approve an action against the Company as a shareholders’ class action. The subject matter of the action appears to be a report filed by the Company on April 19, 2017. The Court ordered the Company to respond to the motion by September 19, 2017. The Motion alleges, inter alia, that the Company’s report date April 19, 2017 regarding its engagement with the Israeli Post was false and misleading, and that as a result thereof financial damages have been incurred by two purported classes of shareholders: (i) any shareholder who sold Company’s shares as of April 20, 2017 and until April 27, 2017, with respect to damage directly caused by such sale and (ii) any shareholder who held shares on April 20, 2017 and subsequent to April 27, 2017 with respect to damage caused by permanent adverse effect to the shares’ value. The alleged financial damage caused to members of both classes is estimated at NIS 18.8 million. The Company reviewed the Motion initially with its legal counsel and retained an expert to review and analyze the allegations and data upon which the Motion is based. At this preliminary stage, the Company cannot evaluate the chances of the Motion. However, based on an initial opinion the Company received from its expert, the Company believes that there is no direct causal connection between the Company’s report which is the subject matter of the Motion and the alleged damages caused to either class of purported plaintiffs and that in any case there appears to be no correlation between the alleged scope of damages and the merits of the alleged case. The Company will respond to the Motion in the time frame ordered by the Court.

Note 6 - Significant Events During the Reporting Period

a.	In February 2017, the Board of Directors approved agreements with investors that will provide an investment for a total amount of $200 in exchange for 200,000 shares of common stock of the Company. In addition, the Company will issue non-negotiable warrants exercisable into up to 250,000 shares of common stock of the Company until November 22, 2017 at an exercise price of $3.50 per share.

b.	On June 5, 2017, the “Company received written notice from the Listing Qualifications Department of The NASDAQ Stock Market LLC notifying the Company that for the preceding 30 consecutive business days, the Company’s common stock did not maintain a minimum Market Value of Listed Securities of $35 million (“MVLS Requirement”) per share as required by NASDAQ Listing Rule 5550(b)(2).

In accordance with NASDAQ Listing Rule 5810(c)(3)(C), the Company has a grace period of 180 calendar days, or until December 4, 2017, to regain compliance with NASDAQ Listing Rule 5550(b)(2). The Company will endeavor to rectify the situation and to meet the MVLS Requirement.

My Size, Inc.

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 7 - Subsequent Events

a.

On August 16, 2017, the Board of Directors approved agreements with three private investors who will provide investment totaling $780 in exchange for 780,000 shares of common stock of the Company.

As of the date of the report the Company received $200 from the investments in cash. The remaining amount of the investment to be received will be in the form of $50,000 in cash and $530,000 in guarantee notes.

b.	Pro-forma equity

As described in Note 1b as of June 30, 2017 the Company entered into agreements pursuant to which it raised an aggregate of $8,015 out of which the sum of $5,261 and $1,410 were received in cash and marketable securities, respectively.

As at the date of this report the Company has $738 and $455 in guarantee notes and checks. Subsequent to June 30, 2017, a sum of $151 of the guarantee notes have been redeemed in cash.

The following proforma consolidated balance sheet is based on the June 30, 2017 balance sheet with adjustments for receipt of $1,193 from the remaining guarantee notes and checks from investors for stock subscribed for but not yet issued.

Assets	$1,992

Liabilities	1,256

Stockholders’ equity	736

Total liabilities and stockholders’ equity	$1,992

The effect on equity and on the assets of collecting the money from the bank guarantees and the checks is an increase of $1,193. As a result of the foregoing, the Company’s stockholder’s equity, on a pro forma basis, is $736 as of June 30, 2017.

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

Results of Operations

Six and three months ended June 30, 2017 compared to six and three months ended June 30, 2016

From inception through June 30, 2017, we have sustained an accumulated deficit of approximately $14.3 million. From inception through June 30, 2017, we have not generated any revenue from operations and expect to incur additional losses to perform further research and development activities and do not currently have any commercial products. Our product development efforts are thus in their early stages and we cannot make estimates of the costs or the time they will take to complete.

Research and Development Expenses

Our research and development expenses for the six months ended June 30, 2017 amounted to $411,000 compared to $328,000 for the six months ended June 30, 2016. The increase between the corresponding periods primarily results from increased subcontractors expenses and the increased expenses associated with the hiring of new employees.

Our research and development expenses for the three months ended June 30, 2017 amounted to $204,000 compared to $151,000 for the three months ended June 30, 2016. The increase between the corresponding periods primarily results from increased subcontractors expenses and the increased expenses associated with the hiring of new employees.

Marketing, General and Administrative Expenses

Our marketing, general and administrative expenses for the six months ended June 30, 2017 amounted to $2,056,000 compared to $925,000 for the six months ended June 30, 2016. The increase between the corresponding period in expenses derives mainly from share based payments, increases in public relations and investor relations expenses which were not significant in the corresponding period and from increased salaries expenses associated with the hiring of new employees.

Our marketing, general and administrative expenses for the three months ended June 30, 2017 amounted to $1,177,000 compared to $599,000 for the three months ended June 30, 2016. The increase between the corresponding period in expenses derives mainly from share based payments, increases in public relations and investor relations expenses which were not significant in the corresponding period and from increased salaries expenses associated with the hiring of new employees.

Financial income and expense, net

Our financial expenses for the Six months ended June 30, 2017 amounted to $245,000 compared to financial expense of $2,143,000 for the Six months ended June 30, 2016. The decrease between the corresponding periods in financial expenses derives mainly from the creation and revaluation of the components of the options, derivatives and investment in marketable securities.

Our financial income for the three months ended June 30, 2017 amounted to $63,000 compared to financial expense of $2,757,000 for the three months ended June 30, 2016. The decrease between the corresponding periods in financial expenses derives mainly from the creation and revaluation of the components of the options, derivatives and investment in marketable securities.

Net Loss from continuing operations

As a result of the foregoing research and development, marketing general and administrative expenses, and financial expenses, our net loss from continuing operations for the six months ended June 30, 2017 was $2,712,000, compared to our net loss from continuing operations for the six months ended June 30, 2016 of $3,396,000. The main reasons for the change between the corresponding periods is due to a decrease in finance expenses mainly from the creation and revaluation of the components of the options, derivatives and investment in marketable securities in the corresponding period; partially offset by an increase in share based payments, increases in public relations and investor relations expenses which were not significant in the corresponding period and from increased salaries expenses associated with the hiring of new employees.

Our net loss from continuing operations for the three months ended June 30, 2017 was $1,318,000, compared to our net loss from continuing operations for the three months ended June 30, 2016 of $3,507,000. The decrease between the corresponding periods is mainly due to finance expenses from the revaluation of options and derivatives in the corresponding period; partially offset by an increase in share based payments, increases in public relations and investor relations expenses which were not significant in the corresponding period and from increased salary expenses associated with the hiring of new employees.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private offerings of our equity securities in Israel.

As of June 30, 2017, we had cash and cash equivalents of $128,000 as compared to $34,000 as of December 31, 2016. The increase in cash balances is due to collecting cash from the guarantee notes with offsetting effect of cash used for operating activities during the period.

Net cash used in operating activities was $1,945,000 for the six months ended June 30, 2017 compared to $1,064,000 for the six months ended June 30, 2016.

The increase in cash used in operating activities derives mainly from increased payments to service providers and Company employees. The Company has expenses not in the ordinary course of business mainly from the registration of patents, the listing of our common stock on NASDAQ and legal expenses associated with lawsuits involving the Company.

Net cashed used in investing activities was $7,000 for the six months ended June 30, 2017 compared to $23,000 for the six months ended June 30, 2016. The negative cash flow resulted from purchase of equipment.

Net cash provided by financing activities was $2,005,000 for the six months ended June 30, 2017 as compared to $279,000 for the six months ended June 30, 2016. The cash flows from financing activities for the six months ended June 30, 2017 was mainly due to realization of guarantees.

On August 16, 2017, the Board of Directors approved agreements with three private investors who will provide an investment totaling $780 in exchange for 780,000 shares of common stock of the Company. As of the date of the report the company received $200 from the investments in cash. The remaining amount of the investment to be received will be in the form of $50,000 in cash and $530,000 in guarantee notes.

As of June 30, 2017, the Company entered into agreements pursuant to which it raised an aggregate of $8,015 of which $5,261 and $1,410 were received in cash and marketable securities, respectively. The marketable securities are shares of common stock of Diamante Minerals Inc (“DIMN”), which are accounted as a financial asset available for sale and presented in the Company’s balance sheet under investment in marketable securities.

As of the date of the report, the Company has $738 and $455 in guaranteed notes and checks, respectively. The guarantee has been provided by an ungraded financial institution. Subsequent to June 30, 2017, the sum of $151 of the guarantee notes has been redeemed in cash.

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

If all the committed funds are not collected or not replaced by additional funding, there is a significant doubt regarding the Company’s ability to continue its operation as a going concern. The financial statements include no adjustments for measurement or presentation of assets and liabilities, which may be required should the Company fail to operate as a going concern.

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

Application of Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses during the reporting periods. Actual results may differ from these estimates under different assumptions or conditions.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of the Company’s management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

We are not currently a party to any material legal proceedings except as described below.

●	On December 27, 2015, the Company received a legal complaint. The defendants named in the complaint are the Company, the members of the Board of Directors of the Company, Mrs. Shoshana Zigdon, a shareholder and related party in the Company, as well as two additional defendants who are not shareholders of the Company. The plaintiff alleges that the Company violated its obligation to register his shares for trade with the Tel Aviv Stock Exchange causing a total of NIS 2,622,500 damage. The plaintiff seeks relief against the defendants through financial compensation at the rate of the aforementioned alleged damage; additional compensation of NIS 400,000 due to mental anguish; and if and to the extent that until the time the plaintiff can sell its shares on the Stock Exchange (“the Exercise Date”), the rate of a Company share will rise above the amount of NIS 20.98 (“the Base Rate”), an additional amount at the rate of the difference between the Base Rate and the highest rate of a Company share between the time the claim was submitted and the exercise date; and also court costs and attorney’s fees of the plaintiff.

In a pre-trial hearing dated March 7, 2016, the court decided that disclosure would take place and disclosure affidavits along with copies of the documents specified therein were exchanged between the parties. Following the recommendation of the court, on March 20, 2016, the plaintiff filed a notice of deletion of certain defendants including board and management members, excluding the chairman of the Board and the CEO of the Company from the statement of claim.

All pre-trial preliminary proceedings as well as submission of all evidentiary affidavits and expert opinions by both parties have been completed. Pursuant to the Israeli Court’s recommendation, the case was referred to mediation by the honorable Judge (Rtd.) Hilla Gerstel, former president of the Central District Court.

The mediation has been completed and the Company and the plaintiff entered into a settlement agreement (the “Settlement”) dated June 20, 2017. Pursuant to the Settlement, the Company shall make a payment to the plaintiff of NIS325,000 (as of the date hereof, approximately USD$92,000) (the “Down Payment”) within 30 days of the date of the Settlement. Additionally, the Company is obligated to register the Original Shares within a specified time frame. Additionally, pursuant to the Settlement, the Company will issue, within 60 days, 80,358 additional shares of common stock to the plaintiff (the “New Shares”), which New Shares shall be registered, to be deposited in escrow and sold for the benefit of plaintiff. Such New Shares shall be sold at a maximum aggregate price of NIS10,000 or an amount constituting not more than 2% of the average volume of trades within the last 90 days, whichever higher, in one single trading day. To the extent the Company does not issue the unrestricted New Shares within 60 days, the Plaintiff has a right, at his exclusive discretion, to resume the legal proceedings pursuant to the complaint, provided he will deposits the Down Payment in an escrow account, pending the Court’s final adjudication of the complaint. Additionally, the Settlement provides that to the to the extent the aggregate proceeds from the sale of the Original Shares and the New Shares is less than NIS1,600,000, the Company will either complement the difference in cash or shall issue to the plaintiff additional shares of common stock in lieu thereof, at the Company’s sole discretion.

●	On May 17, 2012, the Company executed a loan agreement for a loan which is convertible into shares of the Company’s common stock with an investor. Pursuant to the the loan agreement, the Company received a total of NIS200,000 upon execution of the loan agreement and was to receive an additional amount of NIS100,000 at the end of a period not to exceed 21 days, during which the investor would conduct due diligence with respect to the Company. In addition, the loan agreement provided for additional investments up to a total of NIS2,000,000. Pursuant to the loan agreement, the investor could convert the loand into common shares of the Company at a price per share equal to NIS0.97. If the loans were not converted into shares of the Company’s common stock, the loans were to be repaid one year after the date of the loan agreement plus annual interest of 10%. On February 18, 2015, the Company received a claim in a summary judgement for the investor’s demand of payment of the loan amount of NIS200,000, which was paid to the Company on May 17, 2012, plus interest of 10% annually from May 20, 2012 until payment of the debt, which as of the date of filing of the claim was NIS258,000. On June 13, 2016, a settlement agreement was entered into between the parties pursuant to which, in consideration for the final and conclusive annulment of all claims and/or demands raised by the plaintiff against the Company, the Company would pay the plaintiff the sum of NIS250,000 by wire transfer of about NIS95,000 and by the forfeiture of the sum of approximately NIS155,000 which had been deposited with the court. An additional amount of NIS50,000 would be paid within twelve months from the approval of the settlement agreement by the court or on the closing date of a public offering of Company shares on a stock exchange in the United States. As of the date on which the financial statements were signed, the Company has paid its obligation to the investor in full.

●	On May 3, 2017, Lightcom (Israel) Ltd., an Israeli company, alleging that it is a shareholder of the Company, filed a motion with the Tel Aviv District Court (Financial Division) to approve an action against the Company as a shareholders’ class action. The subject matter of the action appears to be a report filed by the Company on April 19, 2017. The Court ordered the Company to respond to the motion by September 19, 2017. The complaint alleges, inter alia, that the Company’s report of April 19th, 2017 regarding its engagement with the Israeli Post was false and misleading, and that as a result thereof financial damages have been incurred by two purported classes of shareholders: (i) any shareholder who sold Company’s shares as of April 20th, 2017 and until April 27th, 2017, with respect to damage directly caused by such sale and (ii) any shareholder which held shares on April 20th, 2017 and subsequent to April 27th, 2017 with respect to damage caused by permanent adverse effect to the shares’ value. The alleged financial damage caused to members of both classes is estimated at NIS 18.8 million. The Company reviewed the motion with its legal counsel and retained an expert to review and analyze the allegations and data upon which the Motion is based. At this preliminary stage, the Company cannot evaluate the chances of the Motion. However, based on an initial opinion the Company received from its expert, the Company believes that there is no direct causal connection between the Company’s report which is the subject matter of the motion and the alleged damages caused to either class of purported plaintiffs and that in any case there appears to be no correlation between the alleged scope of damages and the merits of the alleged case. The Company will respond to the motion in the time frame ordered by the Court.

Item 1A. Risk Factors.

Not required for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibits
31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Schema
101.CAL**	XBRL Taxonomy Calculation Linkbase
101.DEF**	XBRL Taxonomy Definition Linkbase
101.LAB**	XBRL Taxonomy Label Linkbase
101.PRE**	XBRL Taxonomy Presentation Linkbase

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

My Size, Inc.

Date: August 18, 2017	By:	/s/ Ronen Luzon
Ronen Luzon
Chief Executive Officer (Principal Executive Officer)

Date: August 18, 2017	By:	/s/ Or Kles
Or Kles
Chief Financial Officer (Principal Financial and Accounting Officer)

