Form 10-Q
period 2017-09-30
My Size, Inc.
filed 2017-11-13
CIK 1211805

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,394,817 shares of common stock, par value $0.001 as of November 12, 2017.

MY SIZE, INC.

INDEX TO FORM 10-Q FILING

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

My Size, Inc. and Subsidiaries

Condensed Consolidated Interim

Financial Statements

As of September 30, 2017

(unaudited)

U.S. Dollars in Thousands

1

My Size, Inc.

Condensed Consolidated Interim Financial Statements as of September 30, 2017 (Unaudited)

Contents

Page

Condensed Consolidated Interim Balance Sheets	3

Condensed Consolidated Interim Statements of Comprehensive Loss	4

Condensed Consolidated Interim Statements of Changes in Stockholders’ Equity (Deficit)	5-7

Condensed Consolidated Interim Statements of Cash Flows	8

Notes to Condensed Consolidated Interim Financial Statements	9-14

My Size, Inc.

Condensed Consolidated Interim Balance Sheets

U.S. dollars in thousands (except share data and per share data)

	September 30,	December 31,
	2017	2016
	(Unaudited)	(Audited)
	$ thousands	$ thousands
Assets
Current Assets:
Cash and cash equivalents	14	34
Other receivables and prepaid expenses	304	1,401
Restricted cash	69	62
Total current assets	387	1,497

Investment in marketable securities	246	579
Property and equipment, net	67	74
	313	653

Total assets	700	2,150

Liabilities and stockholders’ equity
Current liabilities
Trade payable	315	229
Accounts payable	442	316
Warrants, Derivative and share based liabilities	435	80

Total current liabilities	1,192	625

COMMITMENTS AND CONTINGENCIES
Stockholders’ equity (Deficit):
Capital stock -
Common stock of $ 0.001 par value - Authorized: 50,000,000 shares; Issued and outstanding: 18,078,218 and 17,405,359 As of September 30, 2017 and December 31, 2016, respectively	18	17
Additional paid-in capital	14,740	13,347
Available for sale reserve	-	(93)
Accumulated other comprehensive loss	(87)	(102)
Accumulated deficit	(15,163)	(11,644)

Total stockholders’ equity (Deficit)	(492)	1,525
Total liabilities and stockholders’ equity	700	2,150

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

My Size, Inc.

Condensed Consolidated Interim Statements of Comprehensive Loss

U.S. dollars in thousands (except share data and per share data)

	Nine-Months Ended September 30,		Three-Months Ended September 30,		Year ended December 31,
	2017	2016	2017	2016	2016
	$ thousands (Unaudited)	$ thousands (Unaudited)	$ thousands (Unaudited)	$ thousands (Unaudited)	$ thousands (Audited)
Operating expenses
Research and development	624	500	213	172	727
Marketing, General and administrative	2,667	1,359	611	434	1,859

Total operating expenses	3,291	1,859	824	606	2,586
Operating loss	(3,291)	(1,859)	(824)	(606)	(2,586)
Financial (expenses) income, net	(228)	(2,261)	17	(118)	(1,748)

Net loss from continuing operations	(3,519)	(4,120)	(807)	(724)	(4,334)
Other comprehensive loss:

Gain (loss) on available for sale securities	93	67	67	(527)	(24)
Foreign currency translation differences	15	(49)	16	35	2

Total comprehensive loss	(3,411)	(4,102)	(724)	(1,216)	(4,356)

Basic and diluted loss per share	(0.19)	(0.26)	(0.04)	(0.04)	(0.27)
Basic and diluted weighted average number of shares outstanding	17,599,340	15,741,967	17,625,440	16,584,354	16,345,499

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

My Size, Inc.

Condensed Consolidated Interim Statements of Changes in Stockholders’ Equity (Deficit) (Unaudited)

U.S. dollars in thousands (except share data and per share data)

			Additional	Available	Foreign		Total Stockholders’
	Common stock		paid-in	for sale	currency	Accumulated	Equity
	Number	Amount	capital	reserve	transaction	Deficit	(Deficit)

Balance as of January 1, 2017	17,405,359	17	13,347	(93)	(102)	(11,644)	1,525

Total comprehensive loss	-	-	-	93	15	(3,519)	(3,411)
Stock-based compensation related to options granted to consultants	-	-	126	-	-	-	126
Warrants converted and exercised into equity	80,359	(*)	60	-	-		60
Issuance and receipts on account of shares	592,500	1	1,207	-	-	-	1,208
Balance as of September 30, 2017	18,078,218	18	14,740	-	(87)	(15,163)	(492)

	Common stock		Additional paid-in	Available for sale	Foreign currency	Accumulated	Total stockholders’
	Number	Amount	capital	reserve	transaction	Deficit	Equity

Balance as of January 1, 2016	15,313,793	15	4,853	(67)	(104)	(7,310)	(2,613)

Total comprehensive loss	-	-	-	67	(49)	(4,120)	(4,102)
Stock-based compensation related to options granted to consultants	-	-	(33)	-	-	-	(33)
Convertible loans converted to equity	2,091,566	2	6,728	-	-	-	6,730
Warrants reclassified to equity as a result of amended exercise price currency	-	-	1,041	-	-	-	1,041

Balance as of September 30, 2016	17,405,359	17	12,589	-	(153)	(11,430)	1,023

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

My Size, Inc.

Condensed Consolidated Interim Statements of Changes in Stockholders’ Equity (Deficit) (Unaudited)

U.S. dollars in thousands (except share data and per share data)

			Additional	Available	Foreign		Total Stockholders’
	Common stock		paid-in	for sale	currency	Accumulated	Equity
	Number	Amount	capital	reserve	transaction	Deficit	(Deficit)

Balance as of July 1, 2017	17,605,359	17	14,052	(67)	(103)	(14,356)	(457)

Total comprehensive loss	-	-	-	67	16	(807)	(724)
Stock-based compensation related to options granted to consultants	-	-	53	-	-	-	53
Warrants converted and exercised into equity	80,359	(*)	60				60
Issuance and receipts on account of shares	392,500	1	575	-	-	-	576
Balance as of September 30, 2017	18,078,218	18	14,740	-	(87)	(15,163)	(492)

(*) Less than $1.

	Common stock		Additional paid-in	Available for sale	Foreign currency	Accumulated	Total stockholders’
	Number	Amount	capital	reserve	transaction	Deficit	equity

Balance as of July 1, 2016	15,313,793	15	11,155	527	(187)	(10,706)	804

Total comprehensive loss	-	-	-	(527)	34	(724)	(1,217)
Stock-based compensation related to options granted to consultants	-	-	(39)	-	-	-	(39)
Convertible loans converted to equity	2,091,566	2	1,473	-	-	-	1,475

Balance as of September 30, 2016	17,405,359	17	12,589	-	(153)	(11,430)	1,023

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

My Size, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Audited)

U.S. dollars in thousands (except share data and per share data)

	Common stock		Additional paid-in	Available for sale	Foreign currency	Accumulated	Total stockholders’ equity
	Number	Amount	capital	reserve	transaction	Deficit	(Deficit)

Balance as of December 31, 2015	15,313,793	15	4,855	(69)	(104)	(7,310)	(2,613)

Total comprehensive loss	-	-	-	(24)	2	(4,334)	(4,356)
Stock-based compensation related to options granted to consultants	-	-	(23)	-	-	-	(23)
Convertible loans converted to equity	2,091,566	2	7,528	-	-	-	7,530
Warrants reclassified to equity as a result of amended exercise price currency	-	-	987	-	-	-	987

Balance as of December 31, 2016	17,405,359	17	13,347	(93)	(102)	(11,644)	1,525

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

My Size, Inc.

Condensed Consolidated Interim Statements of Cash Flows

	Nine-Months Ended September 30,		Three-Months Ended September 30,		Year ended December 31,
	2017	2016	2017	2016	2016
	$ thousands (Unaudited)	$ thousands (Unaudited)	$ thousands (Unaudited)	$ thousands (Unaudited)	$ thousands (Audited)
Cash flows from operating activities:
Net loss	(3,519)	(4,120)	(807)	(724)	(4,334)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	22	17	7	6	24
Amortization of warrant, convertible loans and derivative	(251)	2,260	(101)	117	(182)
Revaluation of PUT options	-	-	-	-	776
Revaluation of investment in marketable securities	472	-	132	-	1,233
Stock based compensation- equity	126	(33)	53	(39)	(23)
Stock based compensation- liability	265	-	88	-	-
Decrease (increase) in receivables and prepaid expenses	115	(43)	61	(39)	(27)
Increase in derivative liabilities	126	-	(27)	-	80
Increase (decrease) in trade payable	64	44	127	(62)	86
Increase (decrease) in other accounts payable	108	127	(60)	57	208

Net cash used in operating activities	(2,472)	(1,748)	(527)	(684)	(2,159)

Cash flows from investing activities:

Purchase of property and equipment	(8)	(31)	(1)	(8)	(36)

Net cash used in investing activities	(8)	(31)	(1)	(8)	(36)

Cash flows from financing activities:
Repayment of a loan	(10)	(25)	-	-	(25)
Proceeds from issuance of shares, warrants and convertible loans	2,506	1,043	491	739	1,339

Net cash provided by financing activities	2,496	1,018	491	739	1,314

Effect of exchange rate changes on cash and cash equivalents	(36)	(15)	(77)	(2)	(4)

Increase (Decrease) in cash and cash equivalents	(20)	(776)	(114)	45	(885)
Cash and cash equivalents at the beginning of the period	34	919	128	98	919

Cash and cash equivalents at the end of the period	14	143	14	143	34

Non cash transactions
Warrants reclassified to equity as a result of amended exercise price currency	-	987	-	-	987
Conversion of loan to equity	-	4,939	-	-	4,846

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

My Size, Inc.

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 1 - General

a.

My Size Inc. (the “Company”), is a dual listed publicly traded company whose common stock is publicly trading on the TASE since September 2005 (under the name Topspin Medical Inc) and on the NASDAQ Capital Market (“NASDAQ”) since July 25, 2016. The Company has developed a measurement technology based on algorithms with broad applications in a variety of areas, from the apparel e-commerce market to Do It Yourself (“DIY”) smartphone and tablet apps. The technology is driven by several patent-pending algorithms which are able to calculate and record measurements in a variety of novel ways.

Since February 2014, the Company also operates via a wholly-owned subsidiary, My Size (Israel) 2014 Ltd., a company registered in Israel.

b.	Since inception, the Company has incurred losses and negative cash flows from operations, and as of the date of the report has an accumulated loss amounting to approximately $15.1 million. The Company has financed its operations mainly through fundraising from private investors.

As of September 30, 2017, the Company entered into agreements pursuant to which it raised an aggregate of $8,795 of which $5,753 and $1,410 were received in cash and marketable securities, respectively. The marketable securities are shares of common stock of Diamante Minerals Inc (“DIMN”), which are accounted as a financial asset available for sale and presented in the Company’s balance sheet under investment in marketable securities.

As of September 30, 2017, the Company has $1,177 and $455 in guaranteed notes and checks, respectively as remaining balance from the amounts described above. The guarantee has been provided by an ungraded financial institution. Subsequent to September 30, 2017, $236 of the guarantee notes have been redeemed in cash.

Based on the projected cash flows and cash balances as of September 30, 2017, the Company’s Management is of the opinion that without further fund raising it will not have sufficient resources to enable it to continue its operating activities including the development, and marketing of its products for a period of at least 12 months from the date of approval of these financial statements. As a result, there is substantial doubt about the Company’s ability to continue as a going concern.

Management’s plans include the continued commercialization of the Company’s products and securing sufficient financing through the sale of additional equity securities, debt or capital inflows from strategic partnerships, see also note 7. There can be no assurances however, that the Company will be successful in obtaining the level of financing needed for its operations. If the Company is unsuccessful in commercializing its products and securing sufficient financing, it may need to cease operations.

The financial statements include no adjustments for measurement or presentation of assets and liabilities, which may be required should the Company fail to operate as a going concern.

Note 2 - Significant Accounting Policies

a.	Unaudited condensed consolidated interim financial statements:

The accompanying unaudited condensed consolidated interim financial statements included herein have been prepared by the Company in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements are comprised of the financial statements of the Company and its subsidiaries collectively referred to as the Company. In management’s opinion, the interim financial data presented includes all adjustments necessary for a fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by U.S. generally accepted accounting principles (“GAAP”) has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2017.

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

The carrying amounts of cash and cash equivalents, other accounts receivable, accounts payable and other accounts payable approximate their fair value due to the short-term maturities of such instruments.

The Company holds shares in a publicly-traded company - Diamante Minerals, Inc. which are classified as available-for-sale equity securities. The marketable securities have readily determinable fair market values that are calculated based on the share price on the measurement date and ranked as Level 1 assets.

	September 30, 2017
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial assets
Investment in marketable securities	246	-	-

My Size, Inc.

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 3 - Financial Instruments (cont’d)

	September 30, 2017
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial liabilities
Derivative liabilities	-	299	-
Warrants and share based liabilities	-	136	-

	December 31, 2016
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial assets
Investment in marketable securities	579	-	-

	December 31, 2016
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial liabilities
Derivative liabilities	-	80	-

At September 30, 2017, the fair value (based on quoted market prices) of these securities was $246. During the nine month period ended September 30, 2017 the recognized loss was $472 (At December 31, 2016, gross unrecognized loss, recognized loss and fair value (based on quoted market prices) of these securities were $24, $1,233 and $579, respectively).

 My Size, Inc.

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 4 - Stock Based Compensation

The stock based expense (income) recognized in the financial statements for services received from non-employees is related to Marketing, General and Administrative expenses and shown in the following table:

	Nine months ended September 30,		Three months ended September 30,		Year ended December 31,
	2017	2016	2017	2016	2016

Stock-based compensation expense - equity awards	126	(33)	53	(39)	(23)
Stock-based compensation expense - liability awards	265	-	88	-	-

	391	(33)	141	(39)	(23)

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

In consideration for services provided under the consulting agreement, the Company agreed to issue Consultant1 25,000 shares of common stock of the Company which are to be issued over six quarters as follows: 4,150 issued over each of the first five quarters and a sixth installment of 4,250 to be issued on the sixth quarter of the consulting agreement. In addition, the Company has agreed to issue to Consultant1 stock options to purchase up to 40,000 shares of the Company’s common stock, exercisable not later than March 31, 2018 at an exercise price of NIS18 per share.

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

On March 21, 2017, the shareholders of the Company approved the adoption of the 2017 Consultant Equity Incentive Plan at the Company’s Annual Meeting of Stockholders. The approval was required for the issuance of the options and shares of common stock of the Company issued to Consultant1.

During the nine-month period ended September 30, 2017, costs in the sum of $(4) ($90 during 2016) were recorded by the Company and an undertaking to pay the balance of the consideration was recognized in the sum of $124 ($80 during 2016) according to the fair value of the undertaking.

b.

In December 2016, the Company engaged a consultant (“Consultant2”) to provide services to the Company with respect to marketing strategy and public relations, including potential investors relations. For such consulting services, the Company agreed to issue to Consultant2 options to purchase up to 2,000,000 shares of the Company’s common stock at variable exercise prices ranging from $3.50 to $9.00 per share. The options are exercisable for periods ranging from 12 months (or 6 months from filing date of registration statement) to 36 months. The issuance of the options under the agreement was subject to the receipt of all the approvals required by the laws applicable to the Company, including stock exchange approvals and the approval by the Company’s shareholders to adopt an equity incentive plan for consultants. The equity incentive plan for consultants was approved by the shareholders on March 21, 2017 at the Company’s Annual Meeting of Stockholders.

On May 16, 2017, the Company and the Consultant2 entered into an amendment to the consulting agreement pursuant to which the strike prices of the options were amended to a range from $1.50 to $5.00 per share.

Following initial grant, the Company reclassified the options from equity accounted under ASC 505-50 to derivative liability accounted under ASC 815.

The expense recognize in the second and third quarters, including the cost associates with the consulting service attributed to the reporting period and the revaluation of the derivative amounted to $186.

An amount of $88 and $27 was recorded in the balance sheet as warrants and share based liabilities and share based payments respectively.

c.

In April 2017, the Company engaged a consultant (“Consultant3”) to provide services to the Company with respect to financing and strategic advisory for a period of two years. For such consulting services, the Company agreed to pay a monthly retainer and to issue to the Consultant3 50,000 shares of the Company common stock and 31,250 shares each quarter thereafter.

During the nine-month period ended September 30, 2017, costs in the sum of $76 were recorded by the Company as stock-based compensation expense- equity awards.

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

The Company and plaintiff entered into a settlement agreement (the “Settlement”) dated June 20, 2017 following a mediation process. Pursuant to the Settlement, the Company agreed to make a payment to the plaintiff of NIS325,000 (the “Down Payment”) within 30 days of the date of the Settlement. Additionally, the Company is obligated to register the Original Shares within a specified time frame. Moreover, pursuant to the Settlement, the Company agreed to issue, within 60 days, 80,358 additional shares of common stock to the plaintiff (the “New Shares”), which New Shares shall be registered, to be deposited in escrow and sold for the benefit of plaintiff. To the extent the Company will not issue the unrestricted New Shares within 60 days of the Settlement, the plaintiff has a right, at his sole discretion, to resume the legal proceedings pursuant to the Complaint, provided he deposits the Down Payment in an escrow account, pending the Court’s final adjudication of the Complaint. Additionally, the Settlement provides that to the extent the aggregate proceeds from the sale of the Original Shares and the New Shares is less than NIS1,600,000, the Company will either complement the difference in cash or shall issue to the plaintiff additional shares of common stock in lieu thereof, at the Company’s sole discretion.

During the three month period ended September 30 2017, the Company issued shares and recorded an amount of $60 in equity and paid the plaintiff the Down Payment. As of September 30, 2017, The Company recorded a derivative liability in the amount of $176.

b.

Further to Note 10b to the Annual Report on Form 10-K for the year ended December 31, 2016., The Company has paid its obligation to the investor in full, As of the date on which the financial statements were signed.

c.

Further to Note 10c to the annual report on Form 10-K for the year ended December 31, 2016: On September 5, 2017, the Court rendered a judgment in the case (the “Judgment”), under which the complaint against the Company was accepted, the complaint against the CEO Mr. Ronen Luzon was rejected and the Company’s counter-claim was rejected.

The Judgment included: (1) A declaratory remedy, under which the Company breached its contractual undertakings toward the plaintiffs, to list their shares both on the Tel Aviv Stock Exchange and on NASDAQ; (2) An Order that the Company take any and all actions required for the listing of the plaintiffs shares, including instructing the Company’s transfer agent to remove the legend or any other restriction from the plaintiffs stock certificate and to issue them with new stock certificates free and clear from any restriction; (3) An order that the registration company of Bank Hapoalim electronically list all of the plaintiffs’ shares detailed in the complaint on the electronic trading system; (iv) A rejection of the complaint against the Company’s CEO Mr. Luzon (4) An order that the Company pay the plaintiffs costs in the amount of NIS 70,000 (which amount is linked to the Israeli CPI and bearing legal interest from the Judgment date until actual payment if effected). Other than the payment of costs the Judgment bears no financial liability on the Company. On October 3 2017 the Company appealed the Judgment with the Supreme Court of Israel and simultaneously, filed with the Supreme Court a Motion for Stay of Execution of the Judgment, pending the outcome of the appeal. On October 19, 2017, the respondents filed their response to the Motion and on November 2, 2017 the Company filed its reply the respondents’ response. On November 8, 2017, the Supreme Court upheld the Motion to Stay and ordered that the execution of the Judgment will be stayed pending the outcome of the Appeal, provided that the Company will deposit in the Court’s treasury an autonomous Israeli CPI linked bank guarantee in an amount of NIS 1,700,000, to cover the respondents’ potential damages should the appeal be ultimately denied.

The Company received legal advice from its counsel that the burden of proof that the Judgment is wrong and should be reversed lies with the appellant. Consequently, the Company believes that it is more likely than not that the appeal will be denied rather than being accepted. In the event that the Appeal is denied, no direct financial liability will be imposed on the Company (other than legal costs which the court may order the losing side to pay).

My Size, Inc.

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 5 - Contingencies and Commitments (cont’d)

d.

On May 3, 2017, Lightcom (Israel) Ltd., an Israeli company, alleging that it is a shareholder of the Company, filed a motion (the “Motion”) with the Tel Aviv District Court (Financial Division) to approve an action against the Company as a shareholders’ class action. The subject matter of the action appears to be a report filed by the Company on April 19, 2017. The Court ordered the Company to respond to the motion by November 15, 2017.  The Motion alleges, inter alia, that the Company’s report date April 19, 2017 regarding its engagement with the Israeli Post was false and misleading, and that as a result thereof financial damages have been incurred by two purported classes of shareholders: (i) any shareholder who sold Company’s shares as of April 20, 2017 and until April 27, 2017, with respect to damage directly caused by such sale and (ii) any shareholder who held shares on April 20, 2017 and subsequent to April 27, 2017 with respect to damage caused by permanent adverse effect to the shares’ value. The alleged financial damage caused to members of both classes is estimated at NIS 18.8 million. The Company reviewed the Motion initially with its legal counsel and retained an expert to review and analyze the allegations and data upon which the Motion is based. The Company’s management, after considering the conclusions of a report issued by a third party expert and an opinion of U.S. legal counsel, is of the opinion that the chances that the Class Motion will be denied exceed the risk that it will be approved. In the event that the Class Motion will be approved, the complaint will become a class action which will be heard by the Court on its merits. Should this occur, the Company will respond to the Class Motion in the time frame ordered by the Court.

Note 6 - Significant Events During the Reporting Period

a.	In February 2017, the Board of Directors approved agreements with investors that will provide an investment for a total amount of $200 in exchange for 200,000 shares of common stock of the Company. In addition, the Company will issue warrants exercisable for an aggregate of 250,000 shares of common stock of the Company until December 22, 2017 at an exercise price of $3.50 per share.

b.	On June 5, 2017, the Company received written notice from the Listing Qualifications Department of The NASDAQ Stock Market LLC notifying the Company that for the preceding 30 consecutive business days, the Company’s common stock did not maintain a minimum Market Value of Listed Securities of $35 million (“MVLS Requirement”) per share as required by NASDAQ Listing Rule 5550(b)(2).

In accordance with NASDAQ Listing Rule 5810(c)(3)(C), the Company has a grace period of 180 calendar days, or until December 4, 2017, to regain compliance with NASDAQ Listing Rule 5550(b)(2). The Company will endeavor to rectify the situation and to meet the MVLS Requirement.

c.	On August 16 2017, the Board of Directors approved agreements with three private investors who will provide investment totaling $780 in exchange for 780,000 shares of common stock of the Company.

During August and September 2017, the Company received $341 from the investments in cash. The remaining amount of the investment is guaranteed by notes. Subsequent to September 30 2017, $236 was received in cash.

My Size, Inc.

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 6 - Significant Events During the Reporting Period (cont’d)

d.	On September 26, 2017, the Company was notified (the “Notification Letter”) by The NASDAQ Stock Market, LLC (“NASDAQ”) that it is not in compliance with the minimum bid price requirements set forth in NASDAQ Listing Rule 5550(a)(2) for continued listing on The NASDAQ Capital Market. NASDAQ Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and NASDAQ Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. Based on the closing bid price of the Company’s common stock for the 30 consecutive business days prior to the date of the Notification Letter, the Company no longer meets the minimum bid price requirement. The Notification Letter has no immediate effect on the listing or trading of the Company’s common stock on The NASDAQ Capital Market and, at this time, the common stock will continue to trade on The NASDAQ Capital Market under the symbol “MYSZ”.

The Notification Letter provides that the Company has 180 calendar days, or until March 26, 2018, to regain compliance with NASDAQ Listing Rule 5550(a)(2). To regain compliance, the bid price of the Company's common stock must have a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. If the Company does not regain compliance by March 26, 2018, an additional 180 days may be granted to regain compliance, so long as the Company meets The NASDAQ Capital Market continued listing requirements (except for the bid price requirement) and notifies  NASDAQ in writing of its intention to cure the deficiency during the second compliance period. If the Company does not qualify for the second compliance period or fails to regain compliance during the second 180-day period, then NASDAQ will notify the Company of its determination to delist the Company's common stock, at which point the Company will have an opportunity to appeal the delisting determination to a Hearings Panel.

The Company intends to monitor the closing bid price of its common stock and may, if appropriate, consider implementing available options, including, but not limited to, implementing a reverse stock split of its outstanding securities, to regain compliance with the minimum bid price requirement under the NASDAQ Listing Rules.

Note 7 - Subsequent Events

On October 26, 2017, My Size, Inc. (the “Company”) entered into a securities purchase agreement (the “SPA”) to sell original issue discount non-convertible notes (the “Notes”) and warrants (the “Warrants”) to certain accredited investors in a private placement transaction (the “Offering”). In connection with the Offering, the Company issued (i) Notes with a principal amount of $1.33 million and (ii) 888,888 Warrants. The Offering resulted in gross proceeds to the Company of approximately $1.2 million, before deducting placement agent and other offering expenses.

The Notes will be due on the earlier of the four month anniversary from the date of their issuance or the completion of another equity offering. The Warrants have a five-year term and are exercisable at a price of $0.75 per share.

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

Results of Operations

Nine and three months ended September 30, 2017 compared to nine and three months ended September 30, 2016

From inception through September 30, 2017, we have sustained an accumulated deficit of approximately $15.1 million. From inception through September 30, 2017, we have not generated any revenue from operations and expect to incur additional losses to perform further research and development activities and do not currently have any commercial products. Our product development efforts are still in their early stages and we are currently unable to estimate the cost or time they will take to complete.

Research and Development Expenses

Our research and development expenses for the nine months ended September 30, 2017 amounted to $624,000 compared to $500,000 for the nine months ended September 30, 2016. The increase between the corresponding periods primarily resulted from increased expenses related to subcontractors and the increased expenses associated with the hiring of new employees.

Our research and development expenses for the three months ended September 30, 2017 amounted to $213,000 compared to $172,000 for the three months ended September 30, 2016. The increase between the corresponding periods primarily resulted from increased expenses related to subcontractors and the increased expenses associated with the hiring of new employees.

Marketing, General and Administrative Expenses

Our marketing, general and administrative expenses for the nine months ended September 30, 2017 amounted to $2,667,000 compared to $1,359,000 for the nine months ended September 30, 2016. The increase between the corresponding period in expenses was derived mainly from share based payments, increases in public relations and investor relations expenses and from increased expenses associated with the hiring of new employees.

Our marketing, general and administrative expenses for the three months ended September 30, 2017 amounted to $611,000 compared to $434,000 for the three months ended September 30, 2016. The increase between the corresponding period in expenses was derived mainly from share based payments, increases in public relations and investor relations expenses and from increased expenses associated with the hiring of new employees.

Financial income and expense, net

Our financial expenses for the nine months ended September 30, 2017 amounted to $228,000, compared to financial expense of $2,261,000 for the nine months ended September 30, 2016. The decrease between the corresponding periods in financial expenses was derived mainly from the creation and revaluation of the components of the options, derivatives and investment in marketable securities.

Our financial income for the three months ended September 30, 2017 amounted to $17,000 compared to financial expense of $118,000 for the three months ended September 30, 2016. The decrease between the corresponding periods in financial expenses was derived mainly from the creation and revaluation of the components of the options, derivatives and investment in marketable securities.

Net Loss from continuing operations

As a result of the foregoing research and development, marketing general and administrative expenses, and financial expenses, our net loss from continuing operations for the nine months ended September 30, 2017 was $3,519,000, compared to a net loss from continuing operations for the nine months ended September 30, 2016 of $4,120,000. The main reasons for the change between the corresponding periods is due to a decrease in finance expenses mainly from the creation and revaluation of the components of the options, derivatives and investment in marketable securities in the corresponding period. This decrease was partially offset by an increase in share based payments, increases in public relations and investor relations expenses and from increased expenses associated with the hiring of new employees.

Our net loss from continuing operations for the three months ended September 30, 2017 was $807,000, compared to a net loss from continuing operations for the three months ended September 30, 2016 of $724,000. The decrease between the corresponding periods was mainly due to finance expenses from the revaluation of options and derivatives in the corresponding period. This decrease was partially offset by an increase in share based payments, increases in public relations and investor relations expenses and from increased expenses associated with the hiring of new employees.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily through private offerings of our equity securities.

As of September 30, 2017, we had cash and cash equivalents of $14,000 as compared to $34,000 as of December 31, 2016.

Net cash used in operating activities was $2,472,000 for the nine months ended September 30, 2017 compared to $1,748,000 for the nine months ended September 30, 2016.

The increase in cash used in operating activities mainly resulted from increased payments to service providers and Company employees. The Company has also incurred expenses not in the ordinary course of its business mainly from the registration of patents, the listing of the common stock on the NASDAQ Capital Market and legal expenses associated with lawsuits involving the Company.

Net cashed used in investing activities was $8,000 for the nine months ended September 30, 2017 compared to $31,000 for the nine months ended September 30, 2016. The negative cash flow resulted from purchase of equipment.

Net cash provided by financing activities was $2,496,000 for the nine months ended September 30, 2017 compared to $1,018,000 for the nine months ended September 30, 2016. The cash flows from financing activities for the nine months ended September 30, 2017 was mainly due to realization of guarantees.

On August 16, 2017, the Board of Directors approved agreements with three private investors who will provide an investment totaling $780 in exchange for $780,000 shares of common stock of the Company.

During August and September 2017, the Company received $341 from the investments in cash. The remaining amount of the investment is guaranteed by notes issued by an ungraded financial institution in favor of the Company. In the event that the investor does not fulfill its obligation to purchase the shares of the Company’s Common Stock with respect to which the guarantee note has been issued, then the Company may call the guarantee note; provided, however, the existing guarantee note currently expires on November 14, 2017. As of the date of this report, the Company is in discussions with the investor regarding the extension of the guarantee note, however, an extended guarantee note has not yet been approved or put in place. Subsequent to September 30 2017, $236 was received in cash.

On October 26, 2017, the Company entered into a securities purchase agreement to sell original issue discount non-convertible notes (the “Notes”) and warrants (the “Warrants”) to certain accredited investors in a private placement transaction (the “Offering”). In connection with such Offering, the Company issued (i) Notes with a principal amount of $1.33 million and (ii) 888,888 Warrants. The Offering resulted in gross proceeds to the Company of approximately $1.2 million, before deducting placement agent and other offering expenses.

The Notes are due on the earlier of the four month anniversary from the date of their issuance or the completion of another equity offering. The Warrants have a five-year term and will have an exercise price of $0.75 per share.

As of September 30, 2017, the Company has $1,177 and $455 in guaranteed notes and checks, respectively as remaining balance from the amounts described above. The guarantee has been provided by an ungraded financial institution. As previously disclosed, the checks have not been honored, continue to remain outstanding, and no shares will be issued on these funds until the entire outstanding amount of the checks has been fully paid.

Subsequent to September 30, 2017, the sum of $236 of the guarantee notes has been redeemed in cash.

Based on the projected cash flows and its cash balances as of September 30, 2017, the Company’s Management is of the opinion that without further fund raising it will not have sufficient resources to enable it to continue its operating activities including the development, and marketing of its products for a period of at least 12 months from the date of approval of these financial statements. As a result, there are substantial doubt about the Company’s ability to continue as a going concern.

Management’s plans include the continued commercialization of their products and securing sufficient financing through the sale of additional equity securities, debt or capital inflows from strategic partnerships. There are no assurances however, that the Company will be successful in obtaining the level of financing needed for its operations. If the Company is unsuccessful in commercializing its products and securing sufficient financing, it may need to cease operations.

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

Equity-based compensation

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

The mediation has been completed and the Company and the plaintiff entered into a settlement agreement (the “Settlement”) dated June 20, 2017. Pursuant to the Settlement, the Company agreed to make a payment to the plaintiff of NIS325,000 (as of the date hereof, approximately USD$92,000) (the “Down Payment”) within 30 days of the date of the Settlement. Additionally, the Company is obligated to register the Original Shares within a specified time frame. Additionally, pursuant to the Settlement, the Company agreed to issue, within 60 days, 80,358 additional shares of common stock to the plaintiff (the “New Shares”), which New Shares shall be registered, to be deposited in escrow and sold for the benefit of plaintiff. Such New Shares shall be sold at a maximum aggregate price of NIS10,000 or an amount constituting not more than 2% of the average volume of trades within the last 90 days, whichever higher, in one single trading day. To the extent the Company does not issue the unrestricted New Shares within 60 days, the Plaintiff has a right, at his exclusive discretion, to resume the proceedings pursuant to the complaint, provided he will deposits the Down Payment in an escrow account, pending the Court’s final adjudication of the complaint. Additionally, the Settlement provides that to the to the extent the aggregate proceeds from the sale of the Original Shares and the New Shares is less than NIS1,600,000, the Company will either complement the difference in cash or shall issue to the plaintiff additional shares of common stock in lieu thereof, at the Company’s sole discretion.

●	On May 17, 2012, the Company executed a loan agreement for a loan which is convertible into shares of the Company’s common stock with an investor. Pursuant to the loan agreement, the Company received a total of NIS200,000 upon execution of the loan agreement and was to receive an additional amount of NIS100,000 at the end of a period not to exceed 21 days, during which the investor would conduct due diligence with respect to the Company. In addition, the loan agreement provided for additional investments up to a total of NIS2,000,000. Pursuant to the loan agreement, the investor could convert the loan into common shares of the Company at a price per share equal to NIS0.97. If the loans were not converted into shares of the Company’s common stock, the loans were to be repaid one year after the date of the loan agreement plus annual interest of 10%. On February 18, 2015, the Company received a claim in a summary judgement for the investor’s demand of payment of the loan amount of NIS200,000, which was paid to the Company on May 17, 2012, plus interest of 10% annually from May 20, 2012 until payment of the debt, which as of the date of filing of the claim was NIS258,000. On June 13, 2016, a settlement agreement was entered into between the parties pursuant to which, in consideration for the final and conclusive annulment of all claims and/or demands raised by the plaintiff against the Company, the Company agreed to pay the plaintiff the sum of NIS250,000 by wire transfer of about NIS95,000 and by the forfeiture of the sum of approximately NIS155,000 which had been deposited with the court. An additional amount of NIS50,000 was to be paid within twelve months from the approval of the settlement agreement by the court or on the closing date of a public offering of Company shares on a stock exchange in the United States. As of the date on which the financial statements were signed, the Company has paid its obligation to the investor in full.

●	On September 9, 2015, fourteen shareholders filed a complaint against the Company and its CEO Mr. Ronen Luzon, alleging that in accordance with agreements signed between plaintiffs and the Company, the plaintiffs are entitled to register their shares for sale with the stock market, while the Company allegedly breached its obligation and refrained from doing its duty to register the plaintiffs’ shares. The plaintiffs sought declaratory remedy that they are entitled to register their shares and also request the right to split their remedies so they will also be able subsequently to claim from the defendants compensation for any financial damage caused by the Company’s failure to register their shares, including damage due to any decrease in the shares’ price during the period the shares should have been registered. On November 5, 2015, the Company filed its defense and a counter claim against the plaintiffs and against two additional defendants (who are not plaintiffs) Mr. Asher Shmuelevitch and Mr. Eitan Nahum. In its counter claim, the Company alleged that the agreements by force of which the counter defendants hold their shares are defunct, based on fraud, as the counter defendants never paid and never intended to pay the agreed consideration for their shares. The Company further alleged that Mr. Shmuelevitch used his position as a director and controlling shareholder of the Company to knowingly cause the Company to enter such defunct agreements. The Company moved the court to dismiss the complaint against it, declare that all agreements with the counter defendants were null and void and that the shares should be returned to the Company. Additionally, the Company sought financial compensation from the counter defendants for financial damage caused as a result of their actions. For the purpose of the trial charge only, the Company capped the requested compensation against counter defendants at NIS 10 million.

On September 5, 2017, the court rendered a judgment in the case (the “Judgement”), under which the complaint against the Company was accepted, the complaint against the CEO Mr. Ronen Luzon was rejected and the Company’s counter-claim was rejected.

The Judgment included: (1) A declaratory remedy, under which the Company breached its contractual undertakings toward the plaintiffs, to list their shares both on the Tel Aviv Stock Exchange and on NASDAQ; (2) An order that the Company take any and all actions required for the listing of the plaintiffs shares, including instructing the Company’s transfer agent to remove the legend or any other restriction from the plaintiffs stock certificate and to issue them with new stock certificates free and clear from any restriction; (3) An order that the registration company of Bank Hapoalim electronically list all of the plaintiffs’ shares detailed in the complaint on the electronic trading system; (iv) The rejection of the complaint against the Company’s CEO, Mr. Luzon, and (4) An order that the Company pay the plaintiffs costs in the amount of NIS 70,000 (which amount is linked to the Israeli CPI and bearing legal interest from the Judgement date until actual payment if effected). Other than the payment of costs the Judgment bears no financial liability on the Company. On October 3 2017, the Company appealed the Judgment with the Supreme Court of Israel, and simultaneously, filed with the Supreme Court a Motion for Stay of Execution of the Judgement, pending the outcome of the appeal.

On October 19, 2017, the respondents filed their response to the Motion and on November 2, 2017 the Company filed its reply the respondents’ response. On November 8, 2017, the Supreme Court upheld the Motion to Stay and ordered that the execution of the Judgment will be stayed pending the outcome of the Appeal, provided that the Company will deposit in the Court’s treasury an autonomous Israeli CPI linked bank guarantee in an amount of NIS 1,700,000, to cover the respondents’ potential damages should the appeal be ultimately denied.

The Company received advice from its legal counsel that the burden of proof that the Judgment is wrong and should be reversed lies with the appellant. Consequently, the Company believes that it is more likely that the appeal will be denied rather than being accepted. In the event that the appeal is the Appeal will be denied, no direct financial liability will be imposed on the Company (other than legal costs which the court may order the losing side to pay).

●

On May 3, 2017, Lightcom (Israel) Ltd., an Israeli company, alleging that it is a shareholder of the Company, filed a motion with the Tel Aviv District Court (Financial Division) to approve an action against the Company as a shareholders’ class action. The subject matter of the action appears to be a report filed by the Company on April 19, 2017. The Court ordered the Company to respond to the motion by November 15, 2017. The complaint alleges, inter alia, that the Company’s report of April 19, 2017 regarding its engagement with the Israeli Post was false and misleading, and that as a result thereof financial damages have been incurred by two purported classes of shareholders: (i) any shareholder who sold Company’s shares as of April 20, 2017 and until April 27, 2017, with respect to damage directly caused by such sale and (ii) any shareholder which held shares on April 20, 2017 and subsequent to April 27, 2017 with respect to damage caused by permanent adverse effect to the shares’ value. The alleged financial damage caused to members of both classes is estimated at NIS 18.8 million. The Company reviewed the motion with its legal counsel and retained an expert to review and analyze the allegations and data upon which the Motion is based. The Company’s management, after considering the conclusions of a report issued by a third party expert and an opinion of U.S. legal counsel, is of the opinion that that the chances that the Class Motion will be denied exceed the risk that it will be approved. In the event that the Class Motion is approved, the complaint will become a class action which will be heard by the Court on its merits. Should this occur,the Company will respond to the Class Motion in the time frame ordered by the Court.

Item 1A. Risk Factors.

Not required for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 16, 2017, the Company entered into a securities purchase agreement (the “SPA”) with two investors. Pursuant to the SPA, the Company sold an aggregate of 250,000 shares of common stock, par value $0.001 per share (the “Common Stock”), at a purchase price of $1.00 per share to one investor.

On August 16, 2017, the Company entered into a securities purchase agreement (the “Installment SPA”) with an investor pursuant to which the investor will purchase $530,000 shares of the Company’s Common Stock at $1.00 per share in separate installments.

In connection with the foregoing, the Company relied upon the exemption from securities registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

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

My Size, Inc.

Date: November 13, 2017	By:	/s/ Ronen Luzon
Ronen Luzon
Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2017	By:	/s/ Or Kles
Or Kles
Chief Financial Officer (Principal Financial and Accounting Officer)

