Form 10-K
period 2017-12-31
My Size, Inc.
filed 2018-03-21
CIK 1211805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number 001-37370

MY SIZE, INC.

  (Exact name of registrant as specified in charter)

Delaware	51-0394637
(State or jurisdiction of Incorporation or organization)	I.R.S Employer Identification No.

3 Arava St. P.O.B. 1026, Airport City, Israel	7010000
(Address of principal executive offices)	(Zip code)

+972 72 3331002

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes  ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- K or any amendment to this Form 10- K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐      Smaller Reporting Company ☒      Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $14,589,592.

Number of shares of common stock outstanding as of March 19, 2018 was 29,145,927.

Documents Incorporated by Reference: None.

i

PART I

ITEM 1. BUSINESS

Overview

The Company is a technology company whose strategy is based on the development of applications that can be utilized to accurately take measurements of a variety of items via a smartphone. By downloading the application to a smartphone, the user is then able to run the smartphone over the surface of an item the user wishes to measure. The information is then automatically sent to a cloud-based server where the dimensions are calculated through the Company’s proprietary algorithms, and the accurate measurements (+ or - 2 centimeters) are then sent back to the users smartphone. We believe that the commercial applications for this technology are significant in many areas.

Currently, we are focusing on the following market segments:

●	E-commerce apparel industry – our main target-market;

●	Courier services;

●	Do it yourself (“DIY”) uses; and

●	Usage as a tape measure.

While we are currently devoting much of our focus on the applications for the apparel business, management believes that all of the above mentioned applications will be useful to users, retailers and vendors alike.

The Market

The mass adoption of mobile technologies such as tablets and smartphones have led to a surge of online consumer activity. Tasks that were once primarily brick-and-mortar such as shopping for clothes, shipping a package or purchasing supplies for a DIY home renovation project have now shifted to being a digital task as consumers seek convenient ways of shopping anytime, anywhere. Due to the foregoing, there has been an increase in retailers who offer shoppers a simple customer experience through desktop or mobile devices. The U.S. Census Bureau estimated that total e-commerce sales for 2017 were $453.5 billion, an increase of 16% from the year prior. While many sectors have found ways to increase revenue through e-commerce, there are several issues that are cutting into profits and negatively impacting the bottom line, such as returned products due to improper fit.

The Company has developed innovative applications that address shortcomings in multiple verticals, including apparel, e-commerce, DIY, and shipping/parcel delivery industries. Utilizing its proprietary algorithms, the Company’s technologies can calculate and record measurements in a variety of novel ways thereby decreasing costs that negatively impact the bottom line.

Fashion/Apparel

The fashion and apparel market is one of the fastest growing sectors of online retail. According to Statista, what was an approximately $72.13 billion apparel and accessories market in 2016 is projected to increase to approximately $116.3 billion U.S. dollars by 2021 (https://www.statista.com/statistics/278890/us-apparel-and-accessories-retail-e-commerce-revenue). However, conveniences of online shopping, including search filters, not having to try on clothes and free returns, have led consumers to a more free-wheeling buying style that is costing retailers major dollars. According to Business 2 Community, at least 30% of all products ordered online are returned, compared to approximately 9% of products purchased from brick-and-mortar shops which is decreasing revenues for retailers.

One of the leading factors for product returns is sizing issues because the lack of a universal sizing system leaves consumers to guess their size or order multiple sizes and return the ones that do not fit. According to Euromonitor International, 80% of online apparel returns are due to improper sizing.

The Company addresses the sizing issue for retailers with its MySizeID mobile technology. MySizeID enables shoppers to accurately measure their body to find proper fitting clothes and shoes all through the use of their mobile phones. MySizeID syncs the user’s measurement data to a sizing chart integrated through a retailer’s mobile app, and only shows items that match the measurements to ensure a correct fit each and every time.

Shipping/Parcel

According to Accenture, the parcel post market is expected to grow by 9% per year and reach over $343 billion by 2020. The dimensions of a package are critical. Consumers are not just measuring a box, they are purchasing the amount of space that will be required on the carrier to transport the package. Far too often retailers use packaging unfit for their items, costing them extra in materials and shipping fees.

The Company addresses this issue for retailers with its BoxSizeID mobile technology. BoxSizeID enables customers to quickly and easily measure the size of a parcel to accurately calculate shipping fees. It also offers shipping companies a variety of precise logistical data to more efficiently manage the shipping process by providing them with an accurate way to compare the physical package with the contents of such package. BoxSizeID is available for license for apps both on iOS and Android operating systems.

DIY

Similar to issues in the apparel and fashion market, big box, hardware, furniture, and DIY stores are plagued by returns due to incorrect fit and measurements. In an industry where precise measurement for projects is an absolute necessity, e-commerce has not grown as quickly as other verticals. Consumers continue to be unable to properly measure and purchase the correct amount of materials online that are required for a particular project.

The Company addresses this issue for retailers with its SizeUp mobile technology. SizeUp is a digital tape measure that allows users to measure the length, width and height of a surface by moving their smartphone from one point of an object to another point of an object. SizeUp is a value-add tool for DIY and home improvement retailers whose customers struggle to find appropriate sized items, such as blinds and curtains for their homes, due to inaccurate measurements. SizeUp replaces rulers, tape measures and other measuring tools used for DIY projects.

MySizeID

We are currently in development of MySizeID, an application which assists the consumer to accurately take the measurements of his or her own body using a smartphone in order to fit clothing in the best way possible without the need to try the clothes on. The purpose of our application is to simplify the process of clothing acquisition through the internet and to significantly reduce the rate of returns of ill-fitting clothing which are acquired through the internet.

The application is the result of a research and development effort that combines:

●	Anthropometric research – analyses of information pertaining to body measurements derived from a survey and the subsequent determination of correlations between body parts;

●	Body measurement algorithm research – an algorithm created by the Company to measure body parts; and

●	Retailers size chart analyses – adopting a deep understanding of the size charts of retailers and the corresponding “body to garment size.”

MySizeID will operate based on the use of existing sensors in smart phones which enable, through a specific purpose application, the measurement of the body of any consumer independently by moving the cellular phone along his or her body. The measurements can then be saved on the Company’s cloud database, enabling the user to search for clothes in various retailer websites without worrying about size. When a search is made, the retailer will connect to the Company’s cloud database and then provide results based on the user’s measurements and other parameters as he or she may have defined. This data is also be saved for use when a customer enters a brick and mortar store to help serve the customer more efficiently and to provide a better shopping experience.

As soon as the item is found and the acquisition is completed, the retailer will be charged a certain percentage of the acquisition price. The rate to be charged by My Size for the acquisition has not yet been fixed, and will be determined following negotiations with fashion companies, in a more advanced stage of the development.

How MySizeID Can be Utilized by the Apparel Industry

The MySizeID application will allow consumers to create a secure, online profile of their personal measurements, which can then be utilized with partnered online retailers to ensure that no matter the manufacturer or size chart, they will get the right fit. The MySizeID application will utilize a patent-pending measurement technology that does not rely on user photographs or any additional hardware; all a user needs to do is scan their body with their smartphone and the app records their measurements.

The application is being designed to use a person’s body measurements to help determine correct apparel sizes when shopping on-line. The app measures the hip breadth and uses algorithms to recommend the most appropriate sized trousers.

The first beta version of the MySizeID app was revealed and demonstrated at the 2018 Consumer Electronics Show, or CES, held in Las Vegas, Nevada in January 2018.

The first beta version of the app includes the ability of users to take their own measurement using their smartphone and obtain the recommended size for retailers according the measurements taken which provides a more personalized shopping experience.

True Size

In November 2016, the Company introduced a new product called TrueSize.

TrueSize is a customizable, white-label, mobile application that empowers retailers to improve the online shopping experience of their customers by perfectly matching their true measurements with the retailer’s offerings. The level of accuracy and ease of use integrated into the retailer’s website ensures that the customers will select the right size apparel every time, and we believe this will significantly reduce the amount of returns.

How Does TrueSize Work?

TrueSize has two components: a white label application and a small application located on each page of the retailer’s website. First, the customer downloads the TrueSize app, branded to a specific retailer’s website, and signs in, using the same credentials used for the online store. The application will then guide the customer through the process.

Using the TrueSize app, the customer next takes accurate measurements of an item of clothing from their wardrobe by placing the smartphone first on one end of the item and then on the other end. The app will then prompt the user to take several different measurements to get a complete reading. The information pertaining to each item is then saved, and can be updated at any time. Measurements are next stored in the cloud and a recommended size for the user is calculated. The user may continue shopping directly from the app by clicking the “Go Shopping” button, which will direct them to the retailer’s mobile website.

The chart below illustrates how consumers can interact with the prompts from the TrueSize application.

Shopping with TrueSize

A “TrueSize” widget in the form of a button is located in proximity to the size selection feature on each product page of the retailer’s website. If the customer has signed in to the website and has already downloaded the TrueSize app and taken measurements, a recommended size will automatically appear in the widget. Users then have the option to manually update their size parameters – height, weight, and an item’s parameters – at any time by simply clicking on the widget. If the customer has not yet signed into the website, a prompt will appear requesting the customer to do so.

TRUCCO – RealSize

RealSize is a white label measurement application developed based on the Company’s TrueSize technology. The first customer to use the TrueSize technology is IN SITU S.A., the owner of the rights to the fashion brand-name TRUCCO. TRUCCO is a women’s clothing brand and has over 240 points of sale in more than 20 countries all over the world including, but not limited to, Andorra, Chile, China, Costa Rica, Czech Republic, Dominican Republic, France, Guatemala, Israel, Kuwait, Libya, Malaysia, Mexico, Panama, Paraguay, Peru, Portugal, Qatar, Russia, Singapore, Slovakia, Spain, Taiwan and Thailand.

The Market - Courier Services

When an individual wishes to ship boxes from place to place, they often call a courier service and request a pick up. The individual is then usually asked about the dimensions of the package to be shipped. Unfortunately, the response given to the courier can be rather vague (big, medium, small, etc.). This is often the cause of much confusion between the shipper and the courier. This confusion can lead to the courier sending out the wrong vehicle for the pick-up and/or a large price differential from what was originally quoted by the courier causing customer dissatisfaction.

How My Size Can be Utilized for Courier Services

My Size operates based on the use of existing sensors in smart phones which enable, through a specific purpose application, measurement of the dimensions of packages by moving the cellular phone along packages (length, height and width) to be sent via courier. The measurements are then be saved on the Company’s cloud database and shared with the courier. This allows for:

●	Courier services to provide accurate pricing to their consumers with little to no confusion; and

●	Courier services to send the proper sized vehicle to pick up packages.

Agreement with Katz Delivery Services, LTD

On November 20, 2015, My Size entered into an agreement (the “Katz Agreement”) with Katz Deliveries, LTD (“Katz”), one of the largest courier services in Israel. Katz delivers approximately five million parcels per year, the most in Israel. Katz has more than 250 vehicles. Pursuant to the Katz Agreement, the parties have agreed to mutually work together to develop and integrate My Size technology with the technology of Katz to accurately monitor the volume of all parcels delivered to it for shipment by its clients. The goal is for Katz to use our technology to help with planning its distribution lines, thus reducing operational costs by adjusting the distribution vehicles to the volume of the shipments.

KatzID was developed for Katz and is to be used to measure packages, boxes and pallets at Katz’ logistics center. The app allows users to scan the barcode of a package and measure the package dimensions using My Size’s SizeIT technology and then subsequently upload the information directly to Katz’s back office. The technology is being used to control package volumes and charge Katz’ customers accordingly.

BoxSizeID

BoxSizeID is an intuitive parcel measurement app that can provide real-time logistic data on package volumes and transportation, resulting in improved operational efficiency and reduced operating expenses. In addition, BoxSizeID allows customers of package delivery companies to easily measure the size of their parcel with their smartphone, calculate shipping costs and arrange for a convenient pick-up time for the package.

OneShot

The Company is currently developing OneShot, an algorithm that will make package measurement even faster as it will only require a single movement to measure the height, width and depth of a package rather than three separate measurements.

SizeUp

My Size is working on additional consumer applications. One of these applications is in the category of DIY. This application is a smart tape measure for the business to consumer market which allows users to utilize their smartphone as a tape measure. The application provides measurements with an accuracy of plus or minus 2 centimeters. Through the use of this application users will be able to visualize how an object or a piece of furniture will fit in an existing room in their home or office. As many people have difficulty with spatial recognition, the Company hopes this will help alleviate the problem.

In the third quarter of 2015, My Size launched the SizeUp application for the iOS operating system. In the first quarter of 2016, a second version of SizeUp for the iOS operating system was released. This release included the ability to measure both horizontal and vertical measurements. In January 2017, a third version of SizeUp for the iOS operating system was released. This release included an innovative air measurement algorithm which allows the user to measure over the air without the need to slide the phone over the surface during the measurement.

The first version of the SizeUp app for Android was released in March 2016 and included vertical measurement. An update to the app was released in June 2017 which update includes a one-time calibration process for ensuring high accuracy.

As of March 19, 2018, there have been over 750,000 downloads of the SizeUp app. Currently the SizeUp app for Android and iOS are available for free for the first 30 days, after which a user will be required to pay a one-time fee of $1.99 to continue using the application. To date, the Company has accumulated immaterial revenues from the mentioned fee.

SizeIT

The Company has developed SizeIT, a smart measuring tape standard development kit (“SDK”) for both Android and iOS platforms. SizeIT provides users with the ability to instantly and accurately measure objects with a quick movement of their smartphone. SizeIT, the core technology behind the Company’s TrueSize, SizeUp, and BoxSizeID applications, can be embedded into any company’s existing or white label mobile app in a short period of time, offering an efficient solution to the escalating costs associated with product sizing issues and returns. SizeIT enables users to measure smooth or rigid surfaced objects by moving their smartphone from one side of an object to another side of the object. The Company’s algorithm utilizes a smartphone’s motion sensors to calculate the travelled distance.

Research and Development

The Company incurred research and development expenses of $845,000 in 2017 and $727,000 in 2016, relating to the development of its applications and technologies.

Income Sources - Projected Income

The Company’s business model currently contemplates five methods of producing revenue through the use of its products:

1. Fees - The Company intends to charge sellers a fee for every garment and clothing item purchased using its products. Fees are currently anticipated to be in the range of 1% to 3% of royalties on product sales, depending on volume, resulting from the use of the MySizeID platform.

2. Advertisements - the Company may generate revenue by using specialized ads using its database to identify the user’s exact needs.

3. “Offline Shopping” - the Company may offer its services to clothing and fashion stores, for real-time use by their customers. The service may allow the store to immediately offer the customer a fitting garment suitable for his or her size.

4. Pay Per application programming interface (“API”) call – every time a user is looking onto an item in the retailers website and clicks the “what’s My Size” button to find out his size the retailer will be charged a fixed amount based on the SDK pricing matrix.

5. SizeUp – SizeUp is the first business to consumer app that MySize has released in the Apple App Store and on Google Play. The Company charges a one-time fee of $1.99 for every download of the app from either store.

Competition

Management of the Company believes that its technology and applications are a win-win solution for consumers, retailers, couriers and individuals. The Company’s technology is protected by three issued patents, one in each of Russia, Japan and the U.S., one patent-pending submission and an additional patent application which is in process. My Size’s products are designed to allow users to measure themselves simply by sliding a smartphone over their body, and the measurements are recorded by the My Size application.

Unlike other products claiming similar capabilities, there is no need for additional accessories (no webcam, photos, measuring tape, etc.). Users of the My Size apps will have their information protected and a unique identification number is provided that matches personal sizes with retailer size charts. When consumers get the right sized products, there are fewer returns of such products.

My Size’s advantage is in its easy to use application in recording body measurements. Using special algorithmic equations, the software is able to determine which sizes will best fit the customer. The collection of this data, and tracking shoppers’ preferences, allows for a unique shopping experience both online and in brick and mortar stores where the technology can instantly match clothes the customer likes in sizes that will fit them.

Despite our competitive advantage, we face competition from other companies which also help retailers increase conversation rate and reduce shipping costs.

Competitive Landscape

The following chart lists some, but not all, of our competitors:

Name	Technology	User Action	Product / Service

True Fit	Algorithm driven engine matches manufacturer specs and data points with customer profile	Answer questions to create profile	●	Based on statistics; doesn’t reflect real measurement

Rakuten Fits.me	Software solution based on a personal avatar; Algorithm driven engine matches manufacturer specs and data points with customer profile	Answer questions to create profile	● ●	Virtual fitting room size Recommendations based on statistics

Virtusize	Compares a reference item the silhouette of the garment they are looking to buy	Reference items: a previous purchase or a favorite item. Measure it manually and enter results to the app	●	Garment-to-garment comparison with tape measure (manually)

EasyMeasure	Uses camera and motion sensors	User needs to photograph according to the instructions and conditions of the app. (i.e. certain lighting conditions)	●	Allows the user to measure large objects and from far away (i.e. a building). Low accuracy requires optimal lighting conditions
			●	Only on iOS platform
			●	Very intuitive

AR MeasureKit	AR kit and motion sensors	Allows the user to measure objects from a distance with the camera	●	Requires bright light, and a contrast between the object and the background
			●	When measuring small objects it can be difficult to “mark” them
			●	Only on iOS platform

Smart Measure	Camera and motion sensors	Allows the user to measure objects from a distance	● ●	Easy to use Requires the user to know the height of the device
			●	Requires optimal lighting conditions
			●	Only on Android platform

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

Employees and Independent Contractors

We currently have 12 employees and 8 independent contractors.

Company Information

The Company was incorporated in the State of Delaware and commenced operations in September 1999 under the name Topspin Medical, Inc. In December 2013, the Company changed its name to Knowledgetree Ventures Inc. Subsequently, in February 2014, the Company changed its name to My Size, Inc. Our principal executive offices are located at 3 Arava St., pob 1026, Airport City, Israel 7010000, and our telephone number is +972-3-600-9030. Our website address is www.mysizeid.com.  Any information contained on, or that can be accessed through, our website is not incorporated by reference into, nor is it in any way a part of, this Annual Report on Form 10-K.

Background

The Company (under the name Topspin Medical, Inc.) was a privately held company that was engaged, through 2012, in research and development of a medical magnetic resonance imaging (“MRI”) technology for interventional cardiology and in the development of MRI technology for use in the diagnosis and treatment of prostate cancer.

On September 1, 2005, the Company issued securities to the public in Israel according to a prospectus and became publicly traded on the Tel Aviv Stock Exchange (“TASE”). In 2007, and until August 2012, the Company registered some of its securities with the U.S. Securities and Exchange Commission (“SEC”).

In January 2012, after having received the approval at the general meeting of shareholders of the Company, the Company consummated a transaction whereby it acquired Metamorefix Ltd. (“Metamorefix”). Pursuant to such transaction, Metamorefix became wholly-owned by the Company. Metamorefix was incorporated in 2007, and was engaged in the development of innovative solutions for the rehabilitation of tissues, particularly skin tissues.

On August 21, 2012, the Company’s board of directors (the “Board” or “Board of Directors”) approved the suspension of the Company’s reporting obligations under Section 13(a) and 15(d) of the Securities Exchange Act of 1934 (the “De-Registration”). The Company thereafter filed a Form 15 with the SEC on September 5, 2012 to effect the De-Registration. Upon the filing of the Form 15, the Company’s obligation to file periodic and current reports with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on form 8-K, was immediately suspended.

By the end of 2012, in view of the Company’s cash flow, the Company ceased its above operations and shortly thereafter the Company’s employees were laid off. In January 2013, the Company sold its entire ownership interest in Metamorefix.

Change in Control Transaction

In September 2013, Ronen Luzon, the Company’s current Chief Executive Officer, purchased control of the Company from Mr. Asher Shmuelevitch (the “Transaction”). Mr. Luzon purchased 1,755,950 shares of common stock from Mr. Shmuelevitch, which shares represented approximately 40% of the issued and outstanding capital stock of the Company at such time, and thus Mr. Luzon became a controlling shareholder of the Company.

Within the framework of the Transaction, Mr. Luzon reached a settlement with the Company’s creditors pursuant to which the main creditor, Mr. Asher Shmuelevitch, was paid a total sum of New Israeli Shekel (“NIS”) 0.5 million (approximately $140,000) in consideration for a full and final waiver of any and all his claims that he may have relating to any monetary indebtedness of the Company to the creditors.

As a result of the various investment rounds in the Company, Mr. Luzon’s beneficial ownership in the Company has been diluted and currently represent approximately 6.98% of the issued and outstanding shares of common stock of the Company on a fully diluted basis.

In January, 2014, the Board approved a transaction with Shoshana Zigdon, a related party, with respect to a technology venture through a new subsidiary, as discussed below.

February 2014 Purchase Agreement

In February 2014, the Company entered into a Purchase Agreement (the “Purchase Agreement’) with Shoshana Zigdon (“Seller”), with respect to the acquisition of certain rights in a venture for the accumulation of physical data of human beings by portable electronic devices (including smart phones, tablets and other portable devices) for the purpose of locating, based on the accumulated data, articles of clothing in internet apparel stores, which will fit the person whose measurements were so accumulated (the “Venture”). Prior to entering into the Purchase Agreement, in January 2014, the Purchase Agreement was approved by shareholders of the Company as the Seller was also a beneficial owner of over 20% of the outstanding capital of the Company.

Pursuant to the Purchase Agreement, the Company purchased the all of Seller’s rights, title and interest in and to the Venture, including, but not limited to, the method (the “Method”) and the certain patent application that had been filed by Seller (PCT/IL2013/050056) (the “Patent”, and collectively with the Method, the “Assets”).

In consideration for the sale of the Assets, the Company agreed to pay to Seller, 18% of the Company’s operating profit, directly or indirectly connected with the Venture and/or the Method and/or the commercialization of the Patent together with value-added tax (“VAT”) in accordance with the law (the “Consideration”) for a period of seven years from the end of the development period of the Venture. The parties further agreed that Seller’s right to receive the Consideration will apply even in the event the Patent is revoked/rejected/expires and/or the non-receipt of the Patent for any reason. Down payments on account of the Consideration are to be paid to the Seller quarterly, within 14 days from the approval of the reviewed financial reports of the Company, with the exception of the fourth quarter which will be paid after the approval of the audited financial reports of the Company. Payment will be made against a duly issued tax invoice as prescribed by law.

The Agreement may be terminated by either party in the event of a breach of the obligations of the other party and the failure to cure a default within a specified period of time. The Agreement further provides that Seller is entitled to repurchase the Assets from the Company upon the occurrence of one or more of the following events: (a) if an application for liquidation of the Company and/or an application for appointment of a receiver for the Company and/or for a significant part of its assets has been filed, and/or an attachment has been imposed on a significant part of the Company’s assets, and the application or attachment – as the case may be – has not been not canceled within 60 days from the date on which they are filed; or (b) if upon the date that is seven years from the date of execution of the Agreement, the amount of Company’s income, directly and/or indirectly accumulated from the Venture and/or the Method and/or the commercialization of the Patent is less than NIS 3.6 million (approximately $1 million) (a “Repurchase Event”).

If a Repurchase Event occurs, Seller shall have a 90 day right, subject to delivery of written notice to the Company of Seller’s intention to exercise such right, to repurchase the Assets from the Company. The repurchase price will be based upon a market price to be determined by an external and independent valuer, who shall be chosen by agreement by the parties, and the Audit Committee shall conduct the negotiations on behalf of the Company to determine the identity of the valuer. In the absence of agreement on the identity of the valuer, the valuer shall be appointed by the President of the Institute of Certified Public Accountants in Israel. If one of the parties appeals against the valuation, with the Company’s decision to appeal being made by the Audit Committee of the Company, the parties shall approach another agreed valuer from one of the four large accounting firms in Israel (and in the absence of agreement he shall be chosen by the President of the Institute of Certified Public Accountants) and an average shall be taken of the two valuations which are received. The parties shall bear the valuers’ fees and all the expenses of the valuation in equal shares. Unless Seller gives the Company written notice of the retraction of Seller’s intention to repurchase the Assets, the Seller shall be obligated to repurchase the Assets within 60 days from the date of receipt of the valuation. Seller shall have the right to retract its intention to repurchase the Assets, provided Seller gives written notice to the Company within 30 days of receiving the valuation and subject to Seller refunding the Company the expenses borne by the Company in respect of the valuation (provided that the Company gives Seller details of the expenses borne by it).

In addition to the foregoing, the Agreement provides that all developments, improvements knowledge and know-how developed and/or accumulated by the Company after the execution of the Agreement will be owned by the Company. Further, the Seller agreed not to compete, directly or indirectly, with the Company in any matter relating to the Assets and/or the Venture and/or the Method for a period of seven years from the end of the development period of the Venture.

On July 25, 2016, the Company’s common stock began publicly trading on The Nasdaq Capital Market under the symbol “MYSZ”.

Recent Developments

December 2017 Public Offering

On December 22, 2017, we completed a public offering of 3,832,500 shares of our common stock and five-year warrants to purchase an aggregate of 2,874,375 shares of common stock at an exercise price of $0.851 per share. The gross proceeds to us were approximately $2.5 million, before deducting placement agent fees and other offering expenses.

February 2018 Public Offering

On February 2, 2018, we completed a public offering of 3,000,000 shares of our common stock and five-year warrants to purchase an aggregate of 1,500,000 shares of common stock at an exercise price of $2.65 per share. The gross proceeds to us were approximately $6.0 million, before deducting placement agent fees and other offering expenses.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors and the other information in this Annual Report on Form 10-K before investing in our common stock. Our business and results of operations could be seriously harmed by any of the following risks. The risks set out below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the following events occur, our business, financial condition and results of operations could be materially adversely affected. In such case, the value and trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Company and Our Business

We may never successfully develop any products or generate revenues.

We are a pre-revenue stage company with research, development, marketing and general and administrative expenses. We may be unable to successfully develop or market any of our current or proposed products or technologies, those products or technologies may not generate any revenues, and any revenues generated may not be sufficient for us to become profitable or thereafter maintain profitability. We have only generated very minimal revenues to date.

We have historically incurred significant losses and there can be no assurance when, or if, we will achieve or maintain profitability.

During the twelve months ended December 31, 2017, the Company realized a net loss of $5,404,000 compared with a net loss of $4,334,000 for the year ended December 31, 2016. Because of the numerous risks and uncertainties associated with the development of the Company’s products and business, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Expected future operating losses will have an adverse effect on our cash resources, shareholders’ equity and working capital. Our failure to become and remain profitable could depress the value of our stock and impair our ability to raise capital, expand our business, maintain our development efforts, diversify our portfolio of staffing companies, or continue our operations. A decline in our value could also cause you to lose all or part of your investment in our Company.

Subsequent to December 31, 2017 the Company received additional cash proceeds in an amount of approximately $8,900,000 from the exercise of outstanding securities and from the sale of equity securities. Based on the projected cash flows and the cash balances as of the date of this Annual Report on Form 10-K, management’s plans consider that the cash generated from the recent exercise of outstanding securities and sale of equity securities will be sufficient to meet its obligations for a period which is longer than 12 months from the date of this report.

Management’s plans include the continued commercialization of our products, growth and securing sufficient financing through the sale of additional equity securities, debt or capital inflows from strategic partnerships. There can be no assurances, however, that we will be successful in obtaining the level of financing needed for our future growth of operations. If we are unsuccessful in commercializing our products and securing sufficient financing, we may need to cease operations.

We will need to raise additional capital to meet our business requirements in the future, which is likely to be challenging, could be highly dilutive and may cause the market price of our common stock to decline.

In order to meet our business objectives in the future, we may need to raise additional capital, which may not be available on reasonable terms or at all. Additional capital would be used to accomplish the following:

●	finance our current operating expenses;

●	pursue growth opportunities;

●	hire and retain qualified management and key employees;

●	respond to competitive pressures;

●	comply with regulatory requirements; and

●	maintain compliance with applicable laws.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities could result in substantial dilution for our current stockholders. The terms of any securities issued by us in future capital transactions may be more favorable to new investors, and may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect on the holders of any of our securities then-outstanding. We may issue additional shares of our common stock or securities convertible into or exchangeable or exercisable for our common stock in connection with hiring or retaining personnel, option or warrant exercises, future acquisitions or future placements of our securities for capital-raising or other business purposes. The issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our common stock to decline and existing stockholders may not agree with our financing plans or the terms of such financings.

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

We expect to derive most of our revenue by charging fees in connection with the usage of our applications and technologies. We must make product development decisions and commit significant resources well in advance of the anticipated introduction of new applications and technologies. The release of our applications and technologies may be delayed, may not succeed or may have a shorter life cycle than anticipated. If the applications are not released when anticipated or do not attain wide market acceptance, our revenue growth may never materialize, we may be unable to fully recover the resources we have committed, and our financial performance will be harmed.

We are substantially dependent on assets we purchased from an affiliated party, and if we lose the rights to such assets or the assets are repurchased for any reason, our ability to develop existing and new applications based upon these assets would be harmed, and our business, financial condition and results of operations would be materially and adversely affected.

In February 2014, we entered into the Purchase Agreement with Shoshana Zigdon pursuant to which we acquired certain rights in a venture for the accumulation of physical data of human beings by portable electronic devices (including smart phones, tablets and other portable devices) for the purpose of locating, based on the accumulated data, articles of clothing in internet apparel stores, which will fit the person whose measurements were so accumulated. In addition, pursuant to the Purchase Agreement, we acquired the right, title and interest to the method and the certain patent application that had been filed by Shoshana Zigdon (PCT/IL2013/050056). Our business is substantially dependent upon the assets we acquired pursuant to the Purchase Agreement. Therefore, our ability to develop and commercialize our applications depends upon the effectiveness and continuation of the Purchase Agreement. If we lose the right to the Method or Patent application described above, our ability to develop existing and new applications would be harmed.

In consideration for the sale of the Method and Patent application, we agreed to pay to Shoshana Zigdon, 18% of the Company’s operating profit, directly or indirectly connected with the Venture and/or the Method and/or the commercialization of the Patent together with value-added tax in accordance with the law for a period of seven years from the end of the development period of the Venture. Shoshana Zigdon’s right to receive such consideration will apply even in the event the Patent is revoked/rejected/expires and/or the non-receipt of the Patent for any reason.

The Purchase Agreement may be terminated by either party in the event of a breach of the obligations of the other party and the failure to cure the default within a specified period of time. Further, Shoshana Zigdon has the right to repurchase the Method and Patent application from us upon the occurrence of one or more of the following events: (a) if an application for liquidation of the Company and/or an application for appointment of a receiver for the Company and/or for a significant part of its assets has been filed, and/or an attachment has been imposed on a significant part of the Company’s assets, and the application or attachment – as the case may be – has not been not canceled within 60 days from the date on which they are filed; or (b) if upon the date that is seven years from the date of execution of the Purchase Agreement, the amount of Company’s income, directly and/or indirectly accumulated from the Venture and/or the method and/or the commercialization of the Patent is less than New Israeli Shekel (“NIS”) 3.6 million (approximately $1 million). If Shoshana Zigdon repurchases the Method and Patent application, our ability to develop our proposed products would be significantly harmed. Furthermore, we may lose the ability to commercialize any products that we have already developed.

Changes in economic conditions could materially affect our business, financial condition and results of operations.

Because our target customers are retailers, we, together with the rest of the retail industry, will depend upon consumer discretionary spending once we develop our proposed products. Increases in unemployment rates, reductions in home values, increases in home foreclosures, investment losses, personal bankruptcies and reductions in access to credit and reduced consumer confidence, may impact consumers’ ability and willingness to spend discretionary dollars. In addition, volatile economic conditions may repress consumer confidence and discretionary spending. Any of the foregoing may have an adverse effect on our business, financial condition and results of operations.

Damage to our reputation or lack of acceptance of our brand in existing and new markets could negatively impact our business, financial condition and results of operations.

We intend to build a strong reputation for the quality of our technology, and we must protect and grow the value of our brand to be successful. Any incident that erodes consumer affinity for our brand could significantly reduce our brand value and damage our business. If consumers perceive or experience a reduction in quality, or in any way believe we fail to deliver a consistently positive experience, our brand value could suffer and our business may be adversely affected.

In addition, our ability to successfully develop new retailers in new markets may be adversely affected by a lack of awareness or acceptance of our brand in these new markets. To the extent that we are unable to foster name recognition and affinity for our brand in new markets, our growth may be significantly delayed or impaired.

As a result, adverse economic conditions in any of these areas could have a material adverse effect on our overall results of operations. In recent years, certain of these markets have been more negatively impacted by the housing decline, high unemployment rates and the overall economic crisis than other geographic areas. In addition, given our geographic concentration, negative publicity regarding any of our retailers in these areas could have a material adverse effect on our business and operations, as could other regional occurrences such as local strikes, terrorist attacks, increases in energy prices, adverse weather conditions, hurricanes, droughts or other natural or man-made disasters.

In particular, adverse weather conditions can impact guest traffic at our retailers, and, in more severe cases, cause temporary retail closures, sometimes for prolonged periods. Our business is subject to seasonal fluctuations, with retail sales typically higher during certain months, such as December. Adverse weather conditions during our most favorable months or periods may exacerbate the effect of adverse weather on consumer traffic and may cause fluctuations in our operating results from quarter-to-quarter within a fiscal year.

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

We currently utilize, and plan on continuing to utilize over the current fiscal year, third-party networking providers and distribution through companies including, but not limited to, Apple and Google to distribute our technologies. If disruptions or capacity constraints occur, the Company may have no means of replacing these services, on a timely basis or at all. This could cause a material adverse condition for our operations and financial earnings.

We rely on third-party hosting and cloud computing providers to operate certain aspects of our business. any failure, disruption or significant interruption in our network or hosting and cloud services could adversely impact our operations and harm our business.

Our technology infrastructure is critical to the performance of our mobile applications and customer satisfaction. Our mobile applications run on a complex distributed system, or what is commonly known as cloud computing. We own, operate and maintain elements of this system, but significant elements of this system are operated by third-parties that we do not control and which would require significant time to replace. We expect this dependence on third-parties to continue. In particular, a significant portion, if not almost all data storage, data processing and other computing services and systems is hosted by cloud computing providers. Any disruptions, outages and other performance problems relating to such services, including infrastructure changes, human or software errors and capacity constraints, could adversely impact our business, financial condition or results of operations.

We could be harmed by improper disclosure or loss of sensitive or confidential Company, employee, associate or customer data, including personal data.

In connection with the operation of our business, we plan to store, process and transmit data, including personal and payment information, about our employees, customers, associates and candidates, a portion of which is confidential and/or personally sensitive. Unauthorized disclosure or loss of sensitive or confidential data may occur through a variety of methods. These include, but are not limited to, systems failure, employee negligence, fraud or misappropriation, or unauthorized access to or through our information systems, whether by our employees or third parties, including a cyberattack by computer programmers, hackers, members of organized crime and/or state-sponsored organizations, who may develop and deploy viruses, worms or other malicious software programs.

Such disclosure, loss or breach could harm our reputation and subject us to government sanctions and liability under our contracts and laws that protect sensitive or personal data and confidential information, resulting in increased costs or loss of revenues. It is possible that security controls over sensitive or confidential data and other practices we and our third-party vendors follow may not prevent the improper access to, disclosure of, or loss of such information. The potential risk of security breaches and cyberattacks may increase as we introduce new services and offerings, such as mobile technology. Further, data privacy is subject to frequently changing rules and regulations, which sometimes conflict among the various jurisdictions in which we provide services. Any failure or perceived failure to successfully manage the collection, use, disclosure, or security of personal information or other privacy related matters, or any failure to comply with changing regulatory requirements in this area, could result in legal liability or impairment to our reputation in the marketplace.

We might not be able to successfully market our products.

We expend significant resources in our marketing efforts, using a variety of media, including social media venues such as Facebook, LinkedIn and Twitter. In addition, we use targeted marketing on certain websites and have engaged two sales people in Europe and three sales people in the U.S. to market our products. We expect to continue to conduct brand awareness programs and guest initiatives to attract potential users. These initiatives may not be successful, resulting in expenses incurred without the benefit of substantial revenues. Additionally, some of our competitors have greater financial resources, which enable them to purchase significantly more advertising than we are able to purchase. Should our competitors increase spending on advertising and promotions or our advertising funds decrease for any reason, or should our advertising and promotions be less effective than our competitors, there could be a material adverse effect on our results of operations and financial condition.

Our business operations and future development could be significantly disrupted if we lose key members of our management team.

The success of our business continues to depend to a significant degree upon the continued contributions of our senior officers and key employees, both individually and as a group. Our future performance will be substantially dependent in particular on our ability to retain and motivate Ronen Luzon, our Chief Executive Officer, and certain of our other senior executive officers. We currently do not have an employment agreement in place with these officers. The loss of the services of our Chief Executive Officer, senior officers or other key employees could have a material adverse effect on our business and plans for future development. We have no reason to believe that we will lose the services of any of these individuals in the foreseeable future; however, we currently have no effective replacement for any of these individuals due to their experience, reputation in the industry and special role in our operations. We also do not maintain any key man life insurance policies for any of our employees.

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

Our business operations are conducted in multiple languages and could be disrupted due to miscommunications or translation errors.

The success of our business continues to depend on our marketing efforts in the United States, Europe and Israel, each of which is conducted in the local language. Miscommunications or inaccurate foreign language translations could have a material adverse effect on our business operations and financial conditions. Additionally, contracts, communications and complex technical information must be accurately translated into foreign languages.

We do not maintain theft or casualty insurance and only maintain modest liability and property insurance coverage and therefore could incur losses as a result of an uninsured loss.

We do not maintain theft or casualty insurance and only maintain modest liability and property insurance coverage. We cannot provide any assurance that we will not incur uninsured liabilities and losses as a result of the conduct of our business. Any such uninsured loss or liability could have a material adverse effect on our results of operations.

We may not be able to adequately protect our intellectual property, which, in turn, could harm the value of our brands and adversely affect our business.

Our ability to implement our business plan successfully depends in part on our ability to build brand recognition using our trademarks, service marks and other proprietary intellectual property, including our names and logos. We plan to register a number of our trademarks; however, no assurance can be given that our trademark applications will be approved. We have been issued three patents, one of each in of Russia, Japan and the U.S., have one patent-pending submission and an additional patent application which is in process. No assurance can be given that our patent-pending submission or the additional patent application which is in process will be approved. If our patent-pending submission or the additional patent application which is in process are not approved, our ability to expand or develop our business may be negatively affected.

Third parties may also oppose our trademark or patent applications, or otherwise challenge our use of the trademarks or patents. In the event that our trademarks or patents are successfully challenged, we could be forced to rebrand our goods and services or redesign our technology, which could result in loss of brand recognition, and could require us to devote resources to advertising and marketing new brands and products.

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

A material breach in security relating to our information systems and regulation related to such breaches could adversely affect us.

Information security risks have generally increased in recent years, in part because of the proliferation of new technologies and the use of the Internet, and the increased sophistication and activity of organized crime, hackers, terrorists, activists, cybercriminals and other external parties, some of which may be linked to terrorist organizations or hostile foreign governments. For example, a cybercriminal could use cybersecurity threats to gain access to sensitive information about another company or to alter or disrupt news or information to be distributed by PR Newswire. Cybersecurity attacks are becoming more sophisticated and include malicious software, ransomware, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information and corruption of data, substantially damaging our reputation. Any person who circumvents our security measures could steal proprietary or confidential customer information or cause interruptions in our operations. We incur significant costs to protect against security breaches, and may incur significant additional costs to alleviate problems caused by any breaches. Our failure to prevent security breaches, or well-publicized security breaches affecting the Internet in general, could significantly harm our reputation and business and financial results.

We will continue to incur costs and be subject to various obligations as a result of being a public company, listed in the united states and in Israel.

We will continue to incur significant legal, accounting and other expenses as a result of being a public company, listed in the United States and in Israel. Although we will incur costs each year associated with being a publicly-traded company, it is possible that our actual costs of being a publicly-traded company will vary from year to year and may be different than our estimates. In estimating these costs, we take into account expenses related to insurance, legal, accounting and compliance activities.

Furthermore, the need to maintain the corporate infrastructure demanded of a public company may divert management’s attention from implementing our growth strategy, which could prevent us from improving our business, results of operations and financial condition. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a U.S. publicly traded company. However, the measures we take may not be sufficient to satisfy our obligations as a publicly traded company.

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

If we raise capital by issuing debt securities, such debt securities would rank senior to our common stock upon our bankruptcy or liquidation. In addition, we may raise capital by issuing equity securities that may be senior to our common stock for the purposes of dividend and liquidating distributions, which may adversely affect the market price of our common stock. Finally, upon bankruptcy or liquidation, holders of our debt securities and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both.

Our business is dependent upon continued market acceptance by consumers.

We are substantially dependent on continued market acceptance of our products by customers, and such customers are dependent upon regulatory and legislative forces. We cannot predict the future growth rate and size of this market. If we do not gain market acceptance of our applications, our business may be materially affected.

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

From time to time we may be subject to litigation, including, among others, potential stockholder derivative actions. Risks associated with legal liability are difficult to assess and quantify, and their existence and magnitude can remain unknown for significant periods of time. Subject to certain exceptions, our Amended and Restated Certificate of Incorporation (“Certificate of Incorporation”) and Amended and Restated Bylaws (“Bylaws”) require us to indemnify and advance expenses to our officers and directors involved in legal proceedings. To date we have obtained directors and officers liability (“D&O”) insurance to cover some of the risk exposure for our directors and officers. Such insurance generally pays the expenses (including amounts paid to plaintiffs, fines, and expenses including attorneys’ fees) of officers and directors who are the subject of a lawsuit as a result of their service to the Company. There can be no assurance that we will be able to continue to maintain this insurance at reasonable rates or at all, or in amounts adequate to cover such expenses should such a lawsuit occur. Without D&O insurance, the amounts we would pay to indemnify our officers and directors should they be subject to legal action based on their service to the Company could have a material adverse effect on our financial condition, results of operations and liquidity. Such lawsuits, and any related publicity, may result in substantial costs and, among other things, divert the attention of management and our employees. An unfavorable outcome in any claim or proceeding against us could have a material adverse impact on our financial position and results of operations for the period in which the unfavorable outcome occurs, and potentially in future periods. Further, any settlement announced by us may expose us to further claims against us by third parties seeking monetary or other damages which, even if unsuccessful, would divert management attention from the business and cause us to incur costs, possibly material, to defend such matters, which could have a material adverse impact on our financial position. See “Legal Proceedings” on page 24 for more information regarding the Company’s involvement in ongoing litigation matters.

Our prior operating results may not be indicative of our future results.

You should not consider prior operating results to be indicative of our future operating results. The timing and amount of future revenues will depend almost entirely on our ability to engage new retailers while maintaining a relationship with our existing retailers. Our future operating results will depend upon many other factors, including, but not limited to:

●	the level of product and price competition;

●	our success in expanding our business network and managing our growth;

●	the ability to hire qualified employees; and

●	the timing of such hiring and our ability to control costs.

Federal, state and local or Israeli tax rules may adversely impact our results of operations and financial position.

We are subject to federal, state and local taxes in the U.S., as well as local taxes in Israel in respect to our operations in Israel. Although we believe our tax estimates are reasonable, if the Internal Revenue Service or other taxing authority disagrees with the positions we have taken on our tax returns, we could face additional tax liability, including interest and penalties. If material, payment of such additional amounts upon final adjudication of any disputes could have a material impact on our results of operations and financial position. In addition, complying with new tax rules, laws or regulations could impact our financial condition, and increases to federal or state statutory tax rates and other changes in tax laws, rules or regulations may increase our effective tax rate. Any increase in our effective tax rate could have a material impact on our financial results.

Concentration of ownership of our stock may enable one stockholder or a small number of stockholders to significantly influence matters requiring stockholder approval.

As March 19, 2018, members of our management team beneficially own approximately 8.23% of our outstanding common stock. In addition, one stockholder owns approximately 12% of our outstanding common stock. As such, management and the stockholder own approximately, in the aggregate, 20.23% of our voting power. As a result, management and the stockholder may have the ability to control substantially all matters submitted to our stockholders for approval including:

●	election of our Board of Directors;

●	removal of any of our directors;

●	amendment of our Certificate of Incorporation or Bylaws; and

●	adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

In addition, management’s and the stockholder’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price. Any additional investors will own a minority percentage of our common stock and will have minority voting rights.

Tax reform may affect the Company and its stockholders.

On December 22, 2017, President Trump signed into law the “Tax Cuts and Jobs Act” (TCJA) that significantly reforms the Internal Revenue Code of 1986, as amended (the “Code”). The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and restricts the use of net operating loss carryforwards arising after December 31, 2017, allows for the expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. We do not expect tax reform to have a material impact to our net operating losses. The impact of this tax reform on holders of our securities is uncertain. This Annual Report on Form 10-K does not discuss any such tax legislation or the manner in which it might affect purchasers of our securities. We urge our stockholders to consult with their legal and tax advisors with respect to such legislation and the potential tax consequences of investing in our securities.

Risks Related To Our Operations In Israel

The Company has facilities located in Israel, and therefore, political conditions in Israel may affect the Company’s operations and results.

The Company has facilities located in Israel. Accordingly, political, economic and military conditions in Israel will directly or indirectly affect the Company’s operations and results. Since the establishment of the State of Israel, a number of armed conflicts have taken place between Israel and its Arab neighbors. An ongoing state of hostility, varying in degree and intensity has led to security and economic problems for Israel. For a number of years there have been continuing hostilities between Israel and the Palestinians. This includes hostilities with the Islamic movement Hamas in the Gaza Strip, which have adversely affected the peace process and at times resulted in armed conflicts. Such hostilities have negatively influenced Israel’s economy as well as impaired Israel’s relationships with several other countries. Israel also faces threats from Hezbollah militants in Lebanon, from ISIS and rebel forces in Syria, from the government of Iran and other potential threats from additional countries in the region. Moreover, some of Israel’s neighboring countries have recently undergone or are undergoing significant political changes. These political, economic and military conditions in Israel could have a material adverse effect on the Company’s business, financial condition, results of operations and future growth.

Israel’s economy may become unstable.

From time to time, Israel’s economy may experience inflation or deflation, low foreign exchange reserves, fluctuations in world commodity prices, military conflicts and civil unrest. For these and other reasons, the government of Israel has intervened in the economy employing fiscal and monetary policies, import duties, foreign currency restrictions, controls of wages, prices and foreign currency exchange rates and regulations regarding the lending limits of Israeli banks to companies considered to be in an affiliated group. The Israeli government has periodically changed its policies in these areas. Reoccurrence of previous destabilizing factors could make it more difficult for the Company to operate its business and could adversely affect its business.

Some of the Company’s employees and officers are obligated to perform military reserve duty in Israel.

Generally, Israeli adult male citizens and permanent residents are obligated to perform annual military reserve duty up to a specified age. They also may be called to active duty at any time under emergency circumstances, which could have a disruptive impact on the Company’s workforce.

It may be difficult to enforce a non-Israeli judgment against the Company or its officers and directors.

The operating subsidiary of the Company is incorporated in Israel. All of the Company’s executive officers and directors are not residents of the United States, and a substantial portion of the Company’s assets and the assets of its executive officers and directors are located outside the United States. Therefore, a judgment obtained against the Company, or any of these persons, including a judgment based on the civil liability provisions of the U.S. federal securities laws, may not be collectible in the United States and may not necessarily be enforced by an Israeli court. It also may be difficult to affect service of process on these persons in the United States or to assert U.S. securities law claims in original actions instituted in Israel. Additionally, it may be difficult for an investor, or any other person or entity, to initiate an action with respect to U.S. securities laws in Israel. Israeli courts may refuse to hear a claim based on an alleged violation of U.S. securities laws reasoning that Israel is not the most appropriate forum in which to bring such a claim. In addition, even if an Israeli court agrees to hear a claim, it may determine that Israeli law and not U.S. law is applicable to the claim. If U.S. law is found to be applicable, the content of applicable U.S. law often involves the testimony of expert witnesses, which can be a time consuming and costly process. Certain matters of procedure will also be governed by Israeli law. There is little binding case law in Israel that addresses the matters described above. As a result of the difficulty associated with enforcing a judgment against the Company in Israel, it may be impossible to collect any damages awarded by either a U.S. or foreign court.

Our international operations could expose us to additional risks, including exchange rate fluctuations, legal regulations and political or economic instability that could harm our business and operating results.

Our international operations expose us to the following risks which may have a material adverse effect on our business and operating results:

●	devaluations and fluctuations in currency exchange rates including fluctuations between the U.S. dollar and the NIS;

●	costs of compliance with local laws, including labor laws and intellectual property laws;

●	compliance with domestic and foreign government policies, including compliance with Israeli securities laws and TASE;

●	changes in trade regulations and procedures affecting approval, production, pricing, marketing, reimbursement for and access to, our products;

●	compliance with applicable foreign anti-corruption laws, anti-trust/competition laws, anti-Boycott Israel law and anti-money laundering laws; and

●	economic and geopolitical developments and conditions, including ongoing instability in global economies and financial markets, international hostilities, acts of terrorism and governmental reactions, inflation, and military and political alliances.

Risks Related To Our Common Stock

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

The stock market has experienced extreme price and volume fluctuations in recent years that have significantly affected the quoted prices of the securities of many companies. The changes often appear to occur without regard to specific operating performance. The price of our common stock could fluctuate based upon factors that have little or nothing to do with us and these fluctuations could materially reduce our stock price.

Sales by our stockholders of a substantial number of shares of our common stock in the public market could adversely affect the market price of our common stock.

A substantial portion of our total outstanding shares of common stock may be sold into the market at any time. A substantial portion of these shares are held by two stockholders, one of which is also an executive officer of the Company. Although we believe that such executive officer has no current intention to sell a significant number of shares of our stock, we cannot provide any such assurance. In addition, we cannot provide assurance that the other large stockholder of the Company has no current intention to sell a significant number of shares of our stock. If any of the two stockholders which hold most of our shares were to decide to sell large amounts of stock over a short period of time (presuming such sales were permitted) such sales could cause the market price of our common stock to drop significantly, even if our business is doing well.

Further, the market price of our common stock could decline as a result of the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate.

Our securities are traded on more than one market which may result in price variations.

Our securities have been trading on The Nasdaq Capital Market since July 2016 and on TASE since September 2005. Trading in our securities on such exchanges occurs in different currencies (U.S. dollars on The Nasdaq Capital Market and NIS on the TASE), and at different times (due to different time zones, trading days and public holidays in the United States and Israel). The trading prices of our securities on the two exchanges may differ due to the foregoing and other factors. Any decrease in the price of our shares on the TASE could cause a decrease in the trading price of our shares on The Nasdaq Capital Market and vice versa.

We are a smaller reporting company and, as a result of the reduced disclosure and governance requirements applicable to such companies, our common stock may be less attractive to investors.

We are a smaller reporting company, (i.e. a company with “public float” held by non-affiliates with a market value of less than $75 million) and we are eligible to take advantage of certain exemptions from various reporting requirements applicable to other public companies. We have elected to adopt these reduced disclosure requirements. We cannot predict if investors will find our common stock less attractive as a result of our taking advantage of these exemptions. If some investors find our common stock less attractive as a result of our choices, there may be a less active trading market for our common stock and our stock price may be more volatile.

We do not expect to pay any cash dividends in the foreseeable future.

We have never declared or paid cash dividends on our common stock. We intend to retain our future earnings, if any, in order to reinvest in the development and growth of our business and, therefore, do not intend to pay dividends on our common stock for the foreseeable future. Any future determination to pay dividends will be at the discretion of our Board and will depend on our financial condition, results of operations, capital requirements, and such other factors as our Board deems relevant. Investors should not purchase our common stock expecting to receive cash dividends. Because we do not pay dividends, and there may be limited trading, investors may not have any manner to liquidate or receive any payment on their investment. Therefore, our failure to pay dividends may cause investors to not see any return on investment even if we are successful in our business operations. In addition, because we do not pay dividends we may have trouble raising additional funds, which could affect our ability to expand our business operations.

We can sell additional shares of common stock without consulting stockholders and without offering shares to existing stockholders, which would result in dilution of shareholders’ interests in the company and could depress our stock price.

Our Certificate of Incorporation currently authorizes 100,000,000 shares of common stock, of which 29,145,927 are currently outstanding, and our Board is authorized to issue additional shares of our common stock.

Although our Board intends to utilize its reasonable business judgment to fulfill its fiduciary obligations to our then existing stockholders in connection with any future issuance of our capital stock, the future issuance of additional shares of our capital stock could cause immediate, and potentially substantial, dilution to our existing stockholders, which could also have a material effect on the market value of the shares.

Further, our shares do not have preemptive rights, which means we can sell shares of our capital stock to other persons without offering purchasers in this offering the right to purchase their proportionate share of such offered shares. Therefore, any additional sales of stock by us could dilute your ownership interest in our Company.

Our quarterly operating results may fluctuate significantly.

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

●	variations in the level of expenses related to our development programs;

●	any intellectual property infringement lawsuit in which we may become involved;

●	regulatory developments affecting our products; and

●	our execution of any collaborative, licensing or similar arrangements, and the timing of payments under these arrangements.

If our quarterly operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Furthermore, any quarterly fluctuations in our operating results may, in turn, cause the price of our common stock to fluctuate substantially.

If we fail to comply with the rules under the Sarbanes Oxley Act of 2002 related to accounting controls and procedures, or if we discover material weaknesses and deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult.

If we fail to comply with the rules under the Sarbanes-Oxley Act of 2002 related to disclosure controls and procedures, or, if we discover material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult. Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent auditors addressing these assessments. If material weaknesses or significant deficiencies are discovered or if we otherwise fail to achieve and maintain the adequacy of our internal control, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock could drop significantly.

Our Certificate of Incorporation, Bylaws and Delaware law may have anti-takeover effects that could discourage, delay or prevent a change in control, which may cause our stock price to decline.

Our Certificate of Incorporation, Bylaws and Delaware law could make it more difficult for a third party to acquire us, even if closing such a transaction would be beneficial to our stockholders. Provisions of our Certificate of Incorporation, Bylaws and Delaware law also could have the effect of discouraging potential acquisition proposals or making a tender offer or delaying or preventing a change in control, including changes a stockholder might consider favorable. Such provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. In particular, the Certificate of Incorporation, Bylaws and Delaware law, as applicable, among other things:

●	provide the Board with the ability to alter the Bylaws without stockholder approval;

●	place limitations on the removal of directors; and

●	provide that vacancies on the Board of Directors may be filled by a majority of directors in office, although less than a quorum.

We are subject to Section 203 of the Delaware General Corporation Law which, subject to certain exceptions, prohibits “business combinations” between a publicly-held Delaware corporation and an “interested stockholder,” which is generally defined as a stockholder who becomes a beneficial owner of 15% or more of a Delaware corporation’s voting stock for a three-year period following the date that such stockholder became an interested stockholder. These provisions are expected to discourage certain types of coercive takeover practices and inadequate takeover bids and to encourage persons seeking to acquire control of us to first negotiate with our Board. These provisions may delay or prevent someone from acquiring or merging with us, which may cause the market price of our common stock and the value of our securities to decline. In addition, rules applicable to TASE listed companies also limit the terms permitted with respect to a new class of shares and prohibit any such new class of shares from having superior voting rights to the rights of the class of shares listed on TASE.

If we fail to comply with the continued listing requirements of The Nasdaq Capital Market, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

On September 26, 2017, the Company was notified by The Nasdaq Stock Market, LLC (“Nasdaq”) that it was not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. The notification provided that the Company had 180 calendar days, or until March 26, 2018, to regain compliance with Nasdaq Listing Rule 5550(a)(2).

In addition, on June 5, 2017, the Company received written notice from the Nasdaq Listing Qualifications Department notifying the Company that for the preceding 30 consecutive business days, the Company’s common stock did not maintain a minimum Market Value of Listed Securities of $35 million per share as required by Nasdaq Listing Rule 5550(b)(2). The notification provided that the Company had 180 calendar days, or until December 4, 2017, to regain compliance with Nasdaq Listing Rule 5550(b)(2). On December 5, 2017, the Company received a second written notice from the Listing Qualifications Department of Nasdaq notifying the Company that its failure to regain compliance with Nasdaq Listing Rule 5550(b)(2) by December 4, 2017 would result in the Company’s securities being delisted from The Nasdaq Capital Market effective as of the open of business on December 14, 2017 unless the Company requested an appeal of such determination. The Company thereafter requested an appeal before the Hearings Panel, thereby staying the delisting of the Company’s securities pending the Hearings Panel’s decision.

On January 22, 2018, the Nasdaq Staff concluded that the Company had regained compliance with its Rule 5550(a)(2) based on the closing bid price of the Company’s common stock having been at $1.00 per share or greater for 10 consecutive business days from January 5, 2018 to January 19, 2018.

In addition, on January 26, 2018, the Nasdaq Hearings Advisor informed the Company that the Nasdaq Staff had informed them that the Company’s Market Value of Listed Securities deficiency (as set forth in its Rule 5550(b)(2)) had been cured, and that the Company is in compliance with all applicable listing standards. As a result, the scheduled hearing before the Hearings Panel was cancelled.

No assurance can be given that we will continue to meet applicable Nasdaq continued listing standards. Failure to meet applicable Nasdaq continued listing standards could result in a delisting of our common stock. A delisting of our common stock from Nasdaq could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees and fewer business development opportunities.

The exercise of outstanding warrants and stock options will have a dilutive effect on the percentage ownership of our capital stock by existing stockholders.

As of March 19, 2018, we had outstanding warrants to acquire 2,826,961 shares of our common stock and stock options to purchase 3,341,996 shares of our common stock, which warrants and options are exercisable for prices ranging between $0.04 and $5.28. The expiration of the term of such options and warrants range from March 2018 to July 2022. If a significant number of such warrants and stock options are exercised by the holders, the percentage of our common stock owned by our existing stockholders will be diluted.

Our common stock is subject to the penny stock rules which could result in U.S. broker-dealers becoming discouraged from effecting transactions in shares of our common stock.

Rule 15g-9 under the Exchange Act establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer approve a person’s account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must: (a) obtain financial information and investment experience objectives of the person and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which: (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) confirms that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our common stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker or dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Sales of our currently issued and outstanding stock may become freely tradable pursuant to rule 144 and may dilute the market for your shares and have a depressive effect on the price of the shares of our common stock.

A substantial majority of our outstanding shares of common stock are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Securities Act and as required under applicable state securities laws. Rule 144 provides in essence that an Affiliate (as such term is defined in Rule 144(a)(1)) of an issuer who has held restricted securities for a period of at least six months (one year after filing Form 10 information with the SEC for shell companies and former shell companies) may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1% of a company’s outstanding shares of common stock or the average weekly trading volume during the four calendar weeks prior to the sale (the four calendar week rule does not apply to companies quoted on the OTC Markets). Rule 144 also permits, under certain circumstances, the sale of securities, without any limitation, by a person who is not an Affiliate of the Company and who has satisfied a one-year holding period. A sale under Rule 144 or under any other exemption from the Securities Act, if available, or pursuant to subsequent registrations of our shares of common stock, may have a depressive effect upon the price of our shares of common stock in any active market that may develop.

You may experience dilution of your ownership interest because of the future issuance of additional shares of our common stock.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 100,000,000 shares of common stock.

We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees or consultants, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our common stock or other securities may create downward pressure on the trading price of our common stock. There can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with hiring or retaining employees or consultants, future acquisitions, future sales of our securities for capital raising purposes or for other business purposes, including at a price (or exercise prices) below the price at which shares of our common stock are trading.

 CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Any statements in Annual Report on Form 10-K about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “believe,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan” and “would.” For example, statements concerning financial condition, possible or assumed future results of operations, growth opportunities, industry ranking, plans and objectives of management, markets for our common stock and future management and organizational structure are all forward-looking statements. Forward-looking statements are not guarantees of performance. They involve known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to differ materially from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement.

Any forward-looking statements are qualified in their entirety by reference to the risk factors discussed throughout this Annual Report on Form 10-K. Some of the risks, uncertainties and assumptions that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include but are not limited to:

●	our business strategies;

●	our competitive position;

●	our industry environment;

●	our anticipated financial and operating results, including anticipated sources of revenues;

●	when we expect to begin to receive revenues with respect to services we provide or anticipate providing;

●	anticipated future sources of revenues;

●	management’s expectation with respect to future acquisitions;

●	statements regarding our goals, intensions, plans and expectations, including the introduction of new products and markets; and

●	our cash needs and financing plans.

The foregoing list sets forth some, but not all, of the factors that could affect our ability to achieve results described in any forward-looking statements. You should read this Annual Report on Form 10-K and the documents that we reference herein and have filed as exhibits to the Annual Report on Form 10-K, completely and with the understanding that our actual future results may be materially different from what we expect.  You should assume that the information appearing in this Annual Report on Form 10-K is accurate as of the date hereof.  Because the risk factors referred to on page 10 of Annual Report on Form 10-K, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise.  In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  We qualify all of the information presented in this Annual Report on Form 10-K, and particularly our forward-looking statements, by these cautionary statements.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company currently leases 2,454 square feet of office space at 3 Arava Street, Airport City, Israel at a cost of 27,000 NIS monthly. The lease was initially for a term of two years and commenced in September of 2015. The lease was subsequently renewed for an additional year and will expire in September 2018.

ITEM 3. LEGAL PROCEEDINGS

On May 3, 2017, Lightcom (Israel) Ltd., an Israeli company, alleging that it is a shareholder of the Company, filed a motion with the Tel Aviv District Court (Financial Division) to approve an action against the Company and the Company’s officers and directors, as a shareholders’ class action. The complaint alleges, inter alia, that the Company’s report dated April 19, 2017 regarding its engagement with the Israeli Post was false and misleading, and that as a result thereof financial damages have been incurred by two purported classes of shareholders: (i) any shareholder who sold Company’s shares as of April 20, 2017 and until April 27, 2017, with respect to damage directly caused by such sale and (ii) any shareholder which held shares on April 20, 2017 and subsequent to April 27, 2017 with respect to damage caused by permanent adverse effect to the shares’ value. The alleged financial damage caused to members of both classes is estimated to be NIS 18.8 million. The Company reviewed the motion initially with its legal counsel and retained an expert to review and analyze the allegations and data upon which the motion is based. After considering the conclusions of a report issued by a third party expert and an opinion of U.S. legal counsel, management is of the opinion that the chances that the class motion will be denied exceed the risk that it will be approved, In the event that the class motion will be approved, the complaint will become a class action which will be heard by the court on its merits. Should this occur, the Company will respond to the class motion in the time frame ordered by the court. On November 15, 2017 the Company filed its response to the class motion and a motion to dismiss the class motion.

On November 15, 2017, the court ordered the respondent (the original plaintiff) to respond to the motion to dismiss within 30 days, which response was filed by the respondent on November 29, 2017. On December 28, 2017, the court ordered that a hearing on the foregoing matter will be held after the ruling on the Company’s appeal before the Nasdaq Hearings Panel regarding the delisting of the Company’s securities from The Nasdaq Capital Market. On January 25, 2018, Nasdaq concluded that the Company is in compliance with all applicable listing standards and as a result, the scheduled hearing before the Hearings Panel was cancelled and the Company’s common stock continues to trade on The Nasdaq Capital Market under the symbol “MYSZ”. On January 28, 2018, the Company informed the court accordingly.

A hearing on the Company’s motion to dismiss is currently scheduled to be held on April 26, 2018. As of the date of this Annual Report on Form 10-K, the motion to dismiss is still pending.

On September 9, 2015, fourteen shareholders filed a complaint against the Company and its Chief Executive Officer, Ronen Luzon, alleging that in accordance with agreements signed between plaintiffs and the Company, the plaintiffs are entitled to register their shares for sale with the stock market, while the Company allegedly breached its obligation to register the plaintiffs’ shares. On November 5, 2015, the Company filed its defense and a counter claim against the plaintiffs and against two additional defendants (who are not plaintiffs) Mr. Asher Shmuelevitch and Mr. Eitan Nahum. In its counter claim, the Company alleged that the agreements by force of which the counter defendants hold their shares are defunct, based on fraud, as the counter defendants never paid and never intended to pay the agreed upon consideration for their shares. The Company further alleged that Mr. Shmuelevitch used his position as a director and controlling stockholder of the Company to knowingly cause the Company to enter such defunct agreements. On September 5, 2017, the court rendered a judgment pursuant to which the complaint against the Company was accepted, the complaint against Ronen Luzon was rejected and the Company’s counter-claim was rejected. The judgment included: (1) a declaratory remedy under which the Company breached its contractual undertakings toward the plaintiffs to list their shares both on TASE and on The Nasdaq Capital Market; (2) an order that the Company take any and all actions required for the listing of the plaintiffs’ shares, including instructing the Company’s transfer agent to remove the legend or any other restriction from the plaintiffs stock certificate and issue the plaintiff new stock certificates free and clear from any restriction; (3) an order that the registration company of Bank Hapoalim electronically list all of the plaintiffs’ shares detailed in the complaint on the electronic trading system; and (4) an order that the Company pay the plaintiffs’ costs in the amount of NIS 70,000. On October 3, 2017, the Company appealed the judgment with the Supreme Court of Israel, and simultaneously, filed with the Supreme Court a Motion for Stay of Execution of the judgement, pending the outcome of the appeal. On November 8, 2017, the Supreme Court upheld the Motion to Stay and ordered that the execution of the judgment be stayed pending the outcome of the appeal, provided that the Company deposit in the Supreme Court’s treasury an autonomous Israeli CPI linked bank guarantee in an amount of NIS 1,700,000, to cover the respondents’ potential damages should the appeal be ultimately denied. The Company did not deposit the bank guarantee in the amount of NIS 1,700,000 and will instead register the shares held by the plaintiffs on TASE and on The Nasdaq Capital Market. The registration of the shares is ongoing and has not been completed yet. In the event that the Company is successful in its appeal, the Company may seek relief from the shareholders which have sold their shares either in private or public sales in the amount of the proceeds from such sales. Although the Company has appealed such matter, there can be no assurance that the appeal will result in a judgment favorable to the Company. If the judgment rendered on appeal is not favorable to the Company, the Company may be ordered to pay the respondents legal costs in connection with the appeal. On November 16, 2017, the Company deposited NIS 45,000 with the Supreme Court to cover respondents’ potential legal costs if the appeal is ultimately denied. A hearing on the Company’s appeal is scheduled to be held on December 10, 2018.

The Company received legal advice from its counsel that the burden of proof that the judgment is wrong and should be reversed lies with the appellant. Consequently, the Company believes that it is more likely than not that the appeal will be denied rather than being accepted. In the event that the appeal is denied, no direct financial liability will be imposed on the Company (other than legal costs which the court may order the non-prevailing party to pay).

It should be noted that the plaintiffs may file a complaint against the Company seeking reimbursement of economic loss or damages due to the fact that their shares remained restricted, in breach of the Company’s contractual undertakings. A formal demand has not yet been filed, but in their response to the Company’s motion to stay the judgment, the plaintiffs argued, that they suffered economic loss in the sum of NIS 12,100,000. As of the date of this filing no formal request or complaint were filed; however, we are unable to assess the financial risk inherent in such a claim since, among other things, the estimate of alleged damage is dependent upon the actual revenues to be received by the plaintiffs from the future sale of the shares, the method of calculating the damage and data relating to the Company’s share price and trading volume of stock. In the event that the Company is successful in its appeal, there will be no grounds to such reimbursement.

On December 15, 2015, a legal complaint was filed naming the following as defendants: the Company, all the members of the Board of Directors, Mrs. Shoshana Zigdon, a shareholder and related party in the Company, as well as two additional defendants who are not shareholders, officers or directors of the Company. The plaintiff alleges that the Company violated its obligation to register his shares (the “Original Shares”) for trade with the TASE causing a total of NIS 2,622,500 ($756,418 as of December 31, 2017) damage. The plaintiff seeks relief against the defendants through financial compensation at the rate of the aforementioned alleged damage; additional compensation of NIS 400,000 ($115,374 as of December 31, 2017) due to mental anguish; if and to the extent that until the time the plaintiff can sell its shares on the TASE (the “Exercise Date”), if the price of a Company common stock rises above NIS 20.98 (the “Base Rate”), an additional amount at the rate of the difference between the Base Rate and the highest rate of a share of Company common stock between the time the claim was submitted and the Exercise Date; and court costs and attorney’s fees.

All pre-trial preliminary proceedings as well as submission of all evidentiary affidavits and expert opinions by both parties have been completed.

On June 20, 2017, the Company and plaintiff entered into a settlement agreement (the “Settlement Agreement”) following a mediation process. Pursuant to the Settlement Agreement, the Company agreed to pay the plaintiff NIS 325,000 ($93,741 as of December 31, 2017) (the “Payment”) within 30 days of the date of the Settlement Agreement. Additionally, the Company was obligated to register the Original Shares within a specified time frame. Moreover, pursuant to the Settlement Agreement, the Company agreed to issue, within 60 days, 80,358 additional shares of common stock to the plaintiff (the “New Shares”), which New Shares shall be registered, to be deposited in escrow and sold for the benefit of plaintiff. To the extent the Company does not issue the unrestricted New Shares within 60 days of the date of the Settlement Agreement, the plaintiff has a right, at his sole discretion, to resume the legal proceedings pursuant to the complaint, provided he deposits the Payment in an escrow account, pending the court’s final adjudication of the complaint. Furthermore, the Settlement Agreement provides that to the extent the aggregate proceeds from the sale of the Original Shares and the New Shares is less than NIS 1,600,000, the Company will either pay the difference in cash or shall issue to the plaintiff additional shares of common stock in lieu thereof, at the Company’s sole discretion.  If the Company does not comply with the terms of the Settlement Agreement, the plaintiff may resume the legal proceedings which could result in substantial costs, diversion of management’s attention and diversion of the Company’s resources.

During the year ended December 31, 2017, the Company registered the Original Shares, issued the New Shares and paid the plaintiff the Payment. As of December 31, 2017, the Company recorded a derivative liability in the amount of $194 with respect to the amount payable pursuant to the terms of the Settlement Agreement, and $60 in equity with respect to the issuance of the New Shares.

On January 25, 2018, the court rendered the Settlement Agreement a status of a judgment. On January 30, 2018, the plaintiff informed the Company that all the shares (the Original Shares and the New Shares), were sold for an aggregate of NIS 1,061,533. Accordingly, the plaintiff was entitled to receive an additional NIS 213,467 from the Company payable either in cash or in kind, by the issuance of additional shares of the Company’s common stock (the “Additional Amount”).

Pursuant to the Settlement Agreement, the payment of the Additional Amount was due and payable no later than March 16, 2018. On March 13, 2018, the Company paid the plaintiff the Additional Amount.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our stock currently is listed on the Tel Aviv Stock Exchange and The Nasdaq Capital Market. Our stock has been traded on The Nasdaq Capital Market since July 25, 2016. The following table shows the reported high and low closing prices per share of our common stock as reported on The Nasdaq Capital Market from July 25, 2016 through December 31, 2017.

	High	Low
Fiscal Year 2017
First Quarter	$16.70	$1.95
Second Quarter	$2.71	$0.99
Third Quarter	$1.778	$0.68
Fourth Quarter	$1.28	$0.57

Fiscal Year 2016
Third Quarter	$7.20	$4.94
Fourth Quarter	$5.45	$5.25

As of March 19, 2018, we had 133 shareholders of record.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We intend to retain our future earnings, if any, in order to reinvest in the development and growth of our business and, therefore, do not intend to pay dividends on our common stock for the foreseeable future. Any future determination to pay dividends will be at the discretion of our Board and will depend on our financial condition, results of operations, capital requirements, and such other factors as our Board deems relevant.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2017.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	3,505,500	$2.29	1,634,500
Equity compensation plans not approved by security holders	990,000	1.50	-
Total	4,495,500	$2.11	1,634,500

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial data for the periods and as of the dates indicated. You should read the following selected consolidated financial data in conjunction with our audited consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K and “—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year ended December 31,
	2017	2016
	USD in thousands	USD in thousands
Operating expenses:
Research and development	845	727
Marketing, general and administrative	4,765	1,859

Total operating expenses	5,610	2,586

Operating loss	(5,610)	(2,586)

Financial income (expense), net	206	(1,748)
Other income	-	-

Net loss	(5,404)	(4,334)

Other comprehensive loss:
Gain (loss) on available for sale securities	93	(24)
Foreign currency translation differences	(32)	2

Total comprehensive loss	(5,343)	(4,356)

Net basic and diluted income (loss) per share
Basic and diluted loss per share	0.30	0.27

Weighted average number of common stock used in computing basic and diluted net loss per share	17,874,827	16,345,499

	December 31,
	2017	2016
	USD in thousands
Statement of financial position
Cash and cash equivalents	1,802	34
Other accounts receivable and prepaid expenses	381	1,401
Restricted cash	70	62
Property and equipment, net	67	74
Investment in marketable securities	98	579
Total assets	2,418	2,150
Short-term loan	558	-
Trade payables	245	229
Accounts payables	336	316
Warrants, derivative and stock based compensation liabilities	2,431	80
Total liabilities	3,570	625
Total shareholders’ equity (deficit)	(1,152)	1,525
Total liabilities and shareholders’ equity	2,418	2,150

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULT OF OPERATIONS

You should read the following discussion along with our financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that are subject to risks, uncertainties and assumptions, including those discussed under “Risk Factors.” Our actual results, performance and achievements may differ materially from those expressed in, or implied by, these forward-looking statements.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Research and Development Expenses

Our research and development expenses for the year ended December 31, 2017 amounted to $845,000 compared to $727,000 for the year ended December 31, 2016. The increase primarily results from the continuing investment in research activity and the development of the Company’s various products and by increasing the subcontractors services or by hiring new employees. The Company expects that research and development expenses will continue to increase in 2018 and that the Company will recruit additional employees.

Marketing, General and Administrative Expenses

Our marketing, general and administrative expenses for the year ended December 31, 2017 amounted to $4,765,000 compared to $1,859,000 for the year ended December 31, 2016. The increase was derived mainly from share based payments, increases in public relations and investor relations expenses and from increased expenses associated with the hiring of new employees. During 2017, the Company had an expense of $1,558,000 in respect of share-based payments, compared to an income of $23,000 in 2016.

Financial Income (Expenses), net

Our financial income, net for the year ended December 31, 2017 amounted to $206,000 compared to financial expenses, net of $1,748,000 for the year ended December 31, 2016. In 2016, the Company had financial expenses primarily due to revaluation of the components of options, derivatives and marketable securities, whereas in 2017 the Company had financial income related to the revaluation of warrants which were offset by financial expenses for revaluation of derivatives, loss for marketable securities (see below) and interest on short term loan.

During 2016, the Company recorded $776,000 in financing expenses derived from the expiration of put options on the shares of Diamante Minerals, Inc. (“DIMN”) owned by the Company. No such expenses were recorded in 2017. During 2017, the Company had expenses with respect of a decline in the value of DIMN share in the amount of $623,000, compared to $1,233,000 in expenses in 2016.

Net Loss

As a result of the foregoing research and development, marketing general and administrative expenses, and lack of revenues, our net loss for the year ended December 31, 2017 was $5,404,000 compared to net loss of $4,334,000 for the year ended December 31, 2016. The increase in net loss in 2017 compared to 2016 primarily resulted from focusing on development of our products and our adaptation to various verticals and markets, investment in marketing and creation of awareness of the Company’s activities and products through investment in public and investor relations as described above.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private offerings of our equity securities in the State of Israel and in the U.S.

As of December 31, 2017, we had cash and cash equivalents of $1,802,000 as compared to $34,000 as of December 31, 2016. This increase primarily resulted from the short term loan that we received in October 2017 and the public offering that we completed in December 2017, both of which are further described below.

On October 26, 2017, we entered into a securities purchase agreements to sell original issue discount non-convertible loan and warrants to certain accredited investors in a private placement transaction. We received gross proceeds of approximately $1,200,000, before deducting placement agent and other offering expenses. The notes were initially due on the earlier of (i) February 28, 2018 and (ii) the first offering of our equity securities or any equity-linked or related securities with aggregate gross proceeds of at least $1 million. The maturity date of the notes was subsequently amended to the earlier of (i) the closing of our next offering or (y) March 31, 2018. As of March 13, 2018, the Company has paid all amounts due and payable on the notes The five-year warrants issued in the private offering exercisable at a price of $0.75 per share. The warrants contain provisions providing for price protection, in the event that we issue additional equity securities at a price lower than the exercise price of the warrants. If the first subsequent placement occurs within six months of the date of issuance of the warrants, then the applicable price shall be reduced to 110% of the new issuance price of such subsequent placement.

On December 22, 2017, we completed a public offering of 3,832,500 shares of our common stock at a price of $0.65 per share and five-year warrants to purchase an aggregate of 2,874,375 shares of common stock at an exercise price of $0.851 per share. The gross proceeds from the public offering, before deducting placement agent fees and other offering expenses were $2,490,000. The proceeds from the offering after deducting the placement agent fees and other offering expenses were approximately $2,130,000. As a result of the public offering, and the exercise price of the warrants issued in the October 2017 private placement was reduced to $0.715.

On December 27, 2017 we repaid $583 from the loan and subsequent to December 31, 2017, we repaid the remaining outstanding balance of the loan.

Subsequent to December 31, 2017, we received $2,260,000 of additional proceeds from the exercise of 2,654,922 the warrants issued in the October 2017 private placement.

On February 2, 2018, we completed a public offering of 3,000,000 shares of its common stock and five-year warrants to purchase an aggregate of 1,500,000 shares of Common Stock. The gross proceeds to us from the offering were $6,000,000 prior to deducting placement agent fees and other offering expenses. The net proceeds to us from the offering after deducting the placement agent fees and other offering expenses were approximately $5,400,000.

Net cash used in operating activities was $3,817,000 for the year ended December 31, 2017 compared to $2,159,000 for the year ended December 31, 2016. The increase in cash used in operating activities is derived mainly from an increase in payments to service providers and our employees. In addition, we incurred expenses mainly due to the listing of our common stock on The Nasdaq Capital Marker including public and investor relations expenses and legal expenses associated with lawsuits in which we were involved.

Net cash used in investing activities for the year ended December 31, 2017 was $16,000 compared with net cash used in investing activities of $36,000 for the year ended December 31, 2016 which was mainly for purchase of property and equipment.

We had positive cash flow from financing activities of $5,609,000 for the year ended December 31, 2017 compared to $1,314,000 for the year ended December 31, 2016. The cash flow from financing activities for the year ended December 31, 2017 was due to receipt a short term loan, a public offering our of securities and proceeds from a convertible loan and issuance of warrants compared to proceeds from convertible notes and issuance of warrants in 2016.

Application of Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles issued by the Financial Accounting Standards Board (“FASB”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses during the reporting periods. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in the notes to our financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe that the accounting policies discussed below are critical to our financial results and to the understanding of our past and future performance, as these policies relate to the more significant areas involving management’s estimates and assumptions. We consider an accounting estimate to be critical if: (1) it requires us to make assumptions because information was not available at the time or it included matters that were highly uncertain at the time we were making our estimate; and (2) changes in the estimate could have a material impact on our financial condition or results of operations.

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

Equity-based compensation

The Company accounts for its employees’ share-based compensation as an expenses in the financial statements based on ASC 718. All awards are equity classified and therefore such cost are measured at the grant date fair value of the award. The Company estimates share option grant date fair value using the Binomial option pricing model.

The Company records stock options issued to non-employees at fair value, remeasures to reflect the current fair value at each reporting period and recognizes expense over the related service period.

The expected volatility of the share prices reflects the assumption that the historical volatility of the share prices is reasonably indicative of expected future trends.

The risk-free interest rate for grants with exercise price denominated in NIS is based on the yield from Israel treasury zero-coupon bonds with an equivalent term. The risk-free interest rate for grants with exercise price denominated in USD is based on the yield from US treasury zero-coupon bonds with an equivalent term.

The Company has historically not paid dividends and has no foreseeable plans to pay dividends.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MY SIZE INC. AND ITS SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2017

U.S. DOLLARS IN THOUSANDS

- - - - - - - - - - - - - -

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

My Size, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of My Size, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of comprehensive loss, shareholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Somekh Chaikin

Certified Public Accountants (Isr.)

Member Firm of KPMG International

We have served as the Company’s auditor since 2017.

Tel Aviv, Israel

March 21, 2018

MY SIZE, INC. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share data)

		December 31,
	Note	2017	2016

Assets

Current Assets:
Cash and cash equivalents	3	1,802	34
Other receivables and prepaid expenses	4	381	1,401
Restricted cash		70	62

Total current assets		2,253	1,497

Property and equipment, net	5	67	74
Investment in marketable securities	7	98	579
		165	653

Total assets		2,418	2,150

Liabilities and shareholders’ equity

Current liabilities:
Short-term loan	11	558	-
Trade payables		245	229
Accounts payable		336	316
Warrants, derivatives and stock based compensation liabilities	7,10	2,431	80

Total current liabilities		3,570	625
COMMITMENTS AND CONTINGENCIES	12

SHAREHOLDERS’ EQUITY (DEFICIT)	9
Stock capital -
Common stock of $ 0.001 par value - Authorized: 50,000,000 shares; Issued and outstanding: 22,238,745 and 17,405,359, respectively		22	17
Additional paid-in capital		16,008	13,347
Available for sale		-	(93)
Accumulated other comprehensive loss		(134)	(102)
Accumulated deficit		(17,048)	(11,644)

Total shareholders’ equity (deficit)		(1,152)	1,525
Total liabilities and shareholders’ equity		2,418	2,150

The accompanying notes are an integral part of the consolidated financial statements.

MY SIZE, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands (except share data and per share data)

		Year ended December 31,
	Note	2017	2016

Operating expenses
Research and development		(845)	(727)
Marketing, general and administrative	13	(4,765)	(1,859)

Total operating expenses		(5,610)	(2,586)

Operating loss		(5,610)	(2,586)

Financial income (expense), net	14	206	(1,748)

Net loss		(5,404)	(4,334)

Other comprehensive loss:
Gain (loss) on available for sale securities		93	(24)

Foreign currency translation differences		(32)	2

Total comprehensive loss		(5,343)	(4,356)

Basic and diluted loss per share		(0.30)	(0.27)

Basic and diluted weighted average number of shares outstanding		17,874,827	16,345,499

The accompanying notes are an integral part of the consolidated financial statements.

MY SIZE, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

U.S. dollars in thousands (except share data)

	Common stock		Additional paid-in	Available	Accumulated other	Accumulated	Total stockholders’ equity
	Number	Amount	capital	for sale	comprehensive loss	Deficit	(deficit)

Balance as of January 1, 2016	15,313,793	15	4,855	(69)	(104)	(7,310)	(2,613)

Stock-based compensation related to options granted to consultants	-	-	(23)	-	-	-	(23)
Total comprehensive loss	-	-		(24)	2	(4,334)	(4,356)
Convertible loans converted to equity	2,091,566	2	7,528	-	-	-	7,530
Warrants reclassified to equity as a result of amended exercise price currency	-	-	987	-	-	-	987
Balance as of December 31, 2016	17,405,359	17	13,347	(93)	(102)	(11,644)	1,525

Stock-based compensation related to options granted to employees	-	-	185	-	-	-	185
Issuance of shares to consultants	159,100	(*)	147	-	-	-	147
Total comprehensive loss	-	-	-	93	(32)	(5,404)	(5,343)
Liability reclassified to equity	80,358	(*)	60	-	-	-	60
Issuance and receipts on account of shares, net of issuance cost of $360	4,593,928	5	2,269	-	-	-	2,274

Balance as of December 31, 2017	22,238,745	22	16,008	-	(134)	(17,048)	(1,152)

 (*)       Represents an amount of less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

MY SIZE, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year ended December 31,
	2017	2016
Cash flows from operating activities:

Net loss	(5,404)	(4,334)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	30	23
Revaluation of warrant, convertible loans and Derivative	(829)	(102)
Revaluation of PUT Option	-	776
Revaluation of investment in marketable securities	623	1,233
Stock based compensation- equity	332	(23)
Stock based compensation- liability	1,297	-
Change in embedded derivative	127	-
Decrease (increase) in other receivables and prepaid expenses	16	(27)
Increase (Decrease) in trade payable	(9)	87
Increase in accounts payable	-	208

Net cash used in operating activities	(3,817)	(2,159)

Cash flows from investing activities:

Purchase of property and equipment	(16)	(36)

Net cash used in investing activities	(16)	(36)

Cash flows from financing activities:

Proceeds from issuance of shares, warrants, short term loan and convertible loan	6,192	1,339
Repayment of short term loan, net	(583)	(25)

Net cash from financing activities	5,609	1,314

Effect of exchange rate fluctuations on cash and cash equivalents	(8)	(4)

Increase (decrease) in cash and cash equivalents	1,768	(885)
Cash and cash equivalents at the beginning of the year	34	919

Cash and cash equivalents at the end of the year	1,802	34

Non cash activities:
Liability reclassified to equity	60	-
Warrants reclassified to equity	-	987
Conversion of loan to equity	-	4,846

The accompanying notes are an integral part of the consolidated financial statements.

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 1 -	GENERAL

a.	My Size Inc. (along with its subsidiaries, the “Company”) is developing unique measurement technologies based on algorithms with applications in a variety of areas, from the apparel e-commerce market, to the courier services market and to the to Do It Yourself (“DIY”) smartphone and tablet apps market. The technology is driven by several patent-pending algorithms which are able to calculate and record measurements in a variety of novel ways.

My Size Inc., was incorporated and commenced operations in September 1999, as Topspin Medical Inc. (“Topspin”), a private company registered in the State of Delaware. Topspin was engaged, through its Israeli subsidiary, in research and development in the field of cardiology and urology.

As of September 1, 2005, the Company has traded on the Tel Aviv Stock Exchange (“TASE”).

During 2008, in light of the Company’s cash flow shortage, the Company discontinued its operations in the cardiology and urology field and soon after dismissed all of its employees.

Until August 2012, the Company registered some of its securities with the U.S. Securities and Exchange Commission (“SEC”) and in August 2012, the Company’s Board of Directors approved the suspension of the Company’s reporting obligations under Section 13(a) and 15(d) of the Securities Exchange Act of 1934.

On July 25, 2016, the Company’s common stock began publicly trading on The Nasdaq Capital Market under the symbol “MYSZ”. The Company’s shares of common stock are listed both on The Nasdaq Capital Market and TASE.

b.

On January 9, 2014, at the Company’s General Meeting, the shareholders approved an engagement with one of the Company’s investors (the “Seller”) for the purchase of rights in a Venture (the “Venture”), including the rights to the method and the certain patent application that had been filed by the Seller (the “Assets”). The Venture relates to the development of technologies and applications which will assist the consumer to take his body measurements accurately using a mobile device to ensure the purchase of clothing with the best possible fit without the need to try them on.

On February 16, 2014 the Company changed its name to My Size Inc.

In February 2014, the Company established a wholly-owned subsidiary, My Size (Israel) 2014 Ltd., a company registered in Israel, which is currently engaged in the development of the Venture described above.

In return for purchasing an interest in the Venture, the Company shall undertake to pay the Seller 18% of the Company’s operating profit, direct or indirect, connected to the Venture for a period of 7 years starting from the end of the Venture’s development period.

As part of the agreement, the Seller received an option to buy back the Assets for consideration which will reflect the market fair value at that time, on the occurrence of the following events: a) if a motion is filed to liquidate the Company; b) if 7 years after signing the agreement, the Company’s total accumulated revenues, direct or indirect, from the Venture or the commercialization of the patent will be lower than NIS 3.6 million.

In such an event, Seller may repurchase the interest in the Venture at a market price to be determined by an independent third party valuation consultant, who shall be chosen by agreement by the parties, and the audit committee shall conduct the negotiations on behalf of the Company to determine the identity of the consultant.

c.

During the reported years, the Company has incurred significant losses and negative cash flows from operations and accumulated loss of $17,048. The Company has financed its operations mainly through fundraising from various investors.

See Notes 9(l), 10 (b) and 15 for subsequent events, which resulted in additional cash proceeds to the company in an amount of approximately $8,900. Management’s plans contemplate that cash generated from the equity financing will be sufficient to meet its obligations for a period which is longer than 12 months.

d.	The Company operates in one reportable segment and all of its long-lived assets are located in Israel.

MY SIZE, INC. AND ITS SUBSIDIARIES

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

MY SIZE, INC. AND ITS SUBSIDIARIES

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

The Company’s property and equipment are reviewed for impairment in accordance with ASC 360, “Property Plant and Equipment”, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs. During the periods ended December 31, 2017 and 2016, no impairment losses have been recorded.

g.	Severance pay:

The Company’s liability for severance pay is covered by Section 14 of the Israeli Severance Pay Law (“Section 14”). Under Section 14, employees in Israel are entitled to have monthly deposits, at a rate of 8.33% of their monthly salary, made on their behalf to their insurance funds. Payments in accordance with Section 14 exempt the Company from any additional obligation for these employees. As a result, the Company does not recognize any liability for severance pay due to these employees and the deposits under Section 14 are not recorded as an asset in the Company’s balance sheet. These contributions for compensation represent defined contribution plans and expenses are recorded based on actual deposits.

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

h.	Research and development costs:

Research and development costs are charged to the statement of operations, as incurred. Most of the research and development expenses are for wages and subcontractors.

i.	Income taxes:

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or in the Company’s tax returns. Deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of deferred tax assets will not be realized. The Company establishes a valuation allowance, if necessary, to reduce deferred tax assets to the amount more likely than not to be realized. As of December 31, 2017, and 2016, a full valuation allowance was established by the Company.

The Company implements a two-step approach to recognize and measure the benefit of its tax positions. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is greater than 50 percent (cumulative basis) likely to be realized upon settlement. The Company believes that its tax positions are all highly certain of being upheld upon examination. As such, as of December 31, 2017 and 2016 the Company has not recorded a liability for unrecognized tax benefits.

j.	Accounting for stock-based compensation:

The Company accounts for its employees share-based compensation as an expenses in the financial statements based on ASC 718. All awards are equity classified and therefore such cost are measured at the grant date fair value of the award. The Company estimates share option grant date fair value using the Binomial option pricing model (For details see Note 10).

The Company records stock options issued to non-employees at fair value, remeasures to reflect the current fair value at each reporting period and recognizes expense over the related service period.

The expected volatility of the share prices reflects the assumption that the historical volatility of the share prices is reasonably indicative of expected future trends.

The risk-free interest rate for grants with exercise price denominated in NIS for several consultants is based on the yield from Israel treasury zero-coupon bonds with an equivalent term. The risk-free interest rate for grants with an exercise price denominated in USD for employees and several consultants is based on the yield from US treasury zero-coupon bonds with an equivalent term.

The Company has historically not paid dividends and has no foreseeable plans to pay dividends.

k.	Fair value of financial instruments:

ASC 820, Fair Value Measurements and Disclosures, relating to fair value measurements, defines fair value and established a framework for measuring fair value. The ASC 820 fair value hierarchy distinguishes between market participant assumptions developed based on market data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, essentially an exit price. In addition, the fair value of assets and liabilities should include consideration of non-performance risk, which for the liabilities described below includes the Company’s own credit risk.

MY SIZE, INC. AND ITS SUBSIDIARIES

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

The carrying amounts of cash and cash equivalents, other accounts receivable, short-term loan, and accounts payable approximate their fair value due to the short-term maturities of such instruments.

The Company holds shares in a publicly-traded company-Diamante Minerals, Inc. which are classified as available-for-sale equity securities. The marketable securities have readily determinable fair market values that are calculated based on the share price in the measurement date and ranked as Level 1 assets.

l.	Convertible loan:

The Company applied ASC 470-20 and ASC 815 to the convertible loan.

m.	Basic and diluted net loss per share:

Basic net loss per share is computed based on the weighted average number of Common stock outstanding during each year. Diluted net income per share is computed based on the weighted average number of shares of Common stock outstanding during each year plus dilutive potential equivalent Common stock considered outstanding during the year, in accordance with ASC 260, “Earnings per Share”. For the years ended December 31, 2017 and 2016 all outstanding options and warrants have been excluded from the calculation of the diluted net loss per share since their effect was anti-dilutive.

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

n.	Concentrations of credit risk:

Financial instruments that potentially subject the Company and its subsidiaries to concentrations of credit risk consist principally of cash and cash equivalents.

Cash and cash equivalents are invested in banks in Israel and US. Such deposits in Israel may be in excess of insured limits and are not insured in other jurisdictions. Management believes that the financial institutions that hold the Company’s investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.

The Company and its subsidiaries have no off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

o.

Impact of recently issued accounting standard:

In January In August 2014, the FASB issued Accounting Standards Update No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern for a period of one year after the date that the financial statements are issued. If such conditions or events exist, an entity should disclose that there is substantial doubt about the entity’s ability to continue as a going concern for a period of one year after the date that the financial statements are issued. Disclosure should include the principal conditions or events that raise substantial doubt, management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations, and management’s plans that are intended to mitigate those conditions or events. ASU 2014-15 is effective for the annual period started January 1, 2017, and there was no impact of the new standard on the company.

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

Changes in the fair value of the investment in marketable securities will be recognized in profit and loss.

In January 2016, the FASB issued guidance which updates certain aspects of recognition, measurement, presentation and disclosure of equity investments. The guidance requires entities to recognize changes in fair value in net income rather than in accumulated other comprehensive income. The guidance is effective for interim and annual periods beginning on January 1, 2018. The Company does not anticipate that such guidance will have a material impact on its consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02) which amends the FASB Accounting Standards Codification and created Topic 842, “Leases.” Under Topic 842, lessees are required to recognize assets and liabilities on the balance sheet for most leases and provides for enhanced disclosures. Leases will continue to be classified as either finance or operating. ASU 2016-02 is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2018. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Full retrospective application is prohibited and early adoption by public entities is permitted. The application of the standard does not expect to have a material impact on the Company’s consolidated financial statements.

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

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

In November 2016, the FASB issued guidance on the treatment of restricted cash in the statements of cash flows. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The guidance is effective for the fiscal year beginning on January 1, 2018, including interim periods within that year (early adoption is permitted). The application of the guidance does not expect to have a material impact on the Company’s consolidated financial statements.

q.	Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

r.	Derivative instruments

The Company accounts for its derivative instruments as either assets or liabilities and carries them at fair value.

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 3 -	CASH AND CASH EQUIVALENTS

The Company’s cash and cash equivalents balance at December 31, 2017 and 2016 is denominated in the following currencies:

	December 31,
	2017	2016

US Dollars	1,784	3
Euro	-	1
New Israeli Shekels	18	30
	1,802	34

NOTE 4 -	OTHER RECEIVABLES AND PREPAID EXPENSES

	December 31,
	2017	2016

Prepaid expenses and deferred cost	55	19
Government authorities	42	24
Receivable on account of shares*	275	1,339
other	9	19
	381	1,401

* The Company received the money up to the date of signing the financial statements.

NOTE 5 -	PROPERTY AND EQUIPMENT, NET

	Computers and peripheral equipment	Office furniture and equipment	Leasehold improvements	Total
Cost
Balance as at January 1, 2016	43	13	15	71
Additions	31	5	-	36
Balance as at December 31, 2016	74	18	15	107

Balance as at January 1, 2017	74	18	15	107
Additions	15	1	-	16
Translations adjustments	9	1	2	12
Balance as at December 31, 2017	98	20	17	135

Accumulated Depreciation
Balance as at January 1, 2016	7	1	2	10
Additions	21	1	1	23
Balance as at December 31, 2016	28	2	3	33
Balance as at January 1, 2017	28	2	3	33
Additions	27	1	2	30
Translations adjustments	5	-	-	5
Balance as at December 31, 2017	60	3	5	68

Carrying amounts
As at December 31, 2016	46	16	12	74
As at December 31, 2017	38	17	12	67

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 6 -	RELATED PARTY TRANSACTIONS

A. Balances with related parties:

The following related party payables are included in trade payable and accounts payable.

	December 31,
	2017	2016

Officers (*)	176	61
Directors	11	23
Monkeytech (**)	12	21
	199	105

(*) The amount includes the net salary payable.

(**) The company Chief Technology Officer, Oded Shoshan, is compensated pursuant to a technology consulting agreement between the Company and Monkeytech Ltd. Mr. Shoshan is the chief executive officer and one of the owners of Monkeytech.

B. Related parties benefits:

	Year ended December 31,
	2017	2016

Salaries and related expenses	592	311
Share based payments	154	-
Directors	46	49
R&D expenses to subcontractor	84	118
	876	478

NOTE 7 -	FINANCIAL INSTRUMENTS

The following tables presents our significant assets and liabilities that are measured at fair value on recurring basis and their classification within the fair value hierarchy:

	December 31, 2017
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial assets
Investment in marketable securities	98	-	-

	December 31, 2017
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial liabilities
Warrants, Derivative and stock based compensation liabilities	-	2,431	-

	December 31, 2016
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial assets
Investment in marketable securities	579	-	-

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 7 -	FINANCIAL INSTRUMENTS (Cont.)

	December 31, 2016
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial liabilities
Warrants, Derivatives and stock based compensation liabilities	-	80	-

The carrying amounts of cash and cash equivalents, other accounts receivable, short-term loan, trade payable and accounts payable approximate their fair value due to the short-term maturities of such instruments.

At December 31, 2017, the recognized loss and fair value (based on quoted market prices) of the marketable securities were $623 and $98, respectively (At December 31, 2016 $1,233 and $579, respectively).

NOTE 8 -	TAXES ON INCOME

a.	At December 31, 2017, the Company had U.S. federal net operating loss (“NOL”) carryforwards of approximately $14,497 available to reduce future taxable income. Utilization of the U.S. net operating losses may be subject to substantial limitations due to the change of ownership provisions of the Internal Revenue Code of 1986.

The U.S Company has final tax assessments through 2012.

On December 22, 2017, the Tax Reform Act was signed into law. The legislation significantly changes U.S. tax law by, among other things, lowering the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. As a result of the decrease in the corporate income tax rate, the Company revalued the ending net deferred tax assets at December 31, 2017, but did not recognize any incremental income tax expense in 2017 due to the revaluation of the valuation allowance.

b.	Foreign tax:

1.	Tax rates:

Presented hereunder are the tax rates relevant to the Company’s Israeli subsidiary:

2015 - 26.5%
2016 - 25%
2017 - 24%

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

As a result of the reduction in the tax rate to 23% in two steps, the deferred tax balances as at December 31, 2016 and 2017 were calculated according to the new tax rate specified in the Economic Efficiency Law (Legislative Amendments for Achieving Budget Objectives in the Years 2017 and 2018), at the tax rate expected to apply on the date of reversal.

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 8 -	TAXES ON INCOME (Cont.)

2.	The Company’s subsidiaries have estimated total available carryforward operating tax losses for Israeli income tax purposes of approximately $49,813 as of December 31, 2017. Of these losses, a total of $42,484 are owned by Topspin Medical (Israel) Ltd. These losses will likely not be offset by future income due to the fact that Israeli tax law does not allow the offset of tax losses generated while a company was held by other shareholders and had no operations. The other losses are owned by My Size Israel 2014 Ltd and may be carryforward to offset against future income for an indefinite period of time.

3.	Topspin Medical (Israel) ltd. has final tax assessments through 2013 and My Size (Israel) 2014 Ltd. has no final tax assessments.

c.	U.S. and foreign components of loss from continuing operations, before income taxes consisted of:

	December 31,
	2017	2016
U.S	(1,419)	(2,617)
Non-U.S. (foreign)	(3,985)	(1,717)
	(5,404)	(4,334)

d.	Deferred taxes:

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2017	2016
Deferred tax assets:

Operating loss carryforwards	14,327	14,097
Warrants and Options	(11)	-
Marketable securities	519	418

Deferred tax assets before valuation allowance	14,835	14,515
Valuation allowance	(14,835)	(14,515)

Net deferred tax asset	-	-

The following table presents a reconciliation of the beginning and ending valuation allowance:

	December 31,
	2017	2016
Balance at beginning of the year	14,515	14,835
Additions in valuation allowance to the income statement	1,120	587
Additions in valuation allowance allocated to OCI	-	418
Reductions in valuation allowance due to exchange rate differences and change in tax rate	(800)	(1,325)
Balance at end of the year	14,835	14,515

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized.

The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are utilized. Based on consideration of these factors, the Company recorded a full valuation allowance at December 31, 2017 and 2016.

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 8 -	TAXES ON INCOME (Cont.)

e.	Theoretical tax

The following presents the adjustment between the theoretical tax amount and the tax amount included in the financial statements:

	December 31,
	2017	2016

Loss before income taxes	5,404	4,334
Statutory tax rate	34%	34%
Theoretical tax benefit	1,837	1,474
Foreign tax rate differences and exchange rate differences	(445)	(189)
Nondeductible expenses	(272)	(698)
Change in valuation allowance	(1,120)	(587)
Taxes on income	-	-

NOTE 9 -	SHAREHOLDERS’ EQUITY (DEFICIT)

a.	Common stock confers upon their holders the right to receive notice to participate and vote in general meetings of the Company, and the right to receive dividends if declared.

b.

In February and March of 2015, the Company signed convertible loan agreements with investors for total consideration of $2,025. The convertible loans did not bear any interest and were for a period of eight months. During the convertible loan agreement period, the investors, at their discretion, could have converted the loan amounts to 578,570 shares of common stock of the Company, which reflects a conversion price of $3.50 per share. In the event that the Company became listed on a national securities exchange in the United States, the outstanding amount of the notes shall be deemed to have been converted automatically into common stock of the Company. See also note 9 e below.

As part of the convertible loan agreements the Company granted the investors 578,570 warrants to purchase shares of common stock with an exercise price of $4.50 per share. The warrants are exercisable for two years from the date issued. As of December 31, 2017, the warrants were expired.

c.	On April 15, 2015, the Company signed an additional convertible loan agreement with a new investor for total consideration of $2,000. The consideration was given in the form of shares of common stock of Diamante Minerals, Inc. (DIMN) which is publicly traded on the OTCQB. The convertible loan did not bear any interest and is for a period of eight months. During the convertible loan agreement period the new investor could at his discretion, convert the loan amount into 571,429 shares of common stock of the Company, which reflected a conversion price of $3.50 per share. In the event that the Company became listed on a national securities exchange in the United States the outstanding amount of the loan shall be deemed to have been converted automatically into common stock of the Company. If the loan is not converted into shares of the Company’s common stock, the Company has the right to repay the loan in DIMN shares according to the value of the shares on the date of the transaction.

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 9 -	SHAREHOLDERS’ EQUITY (DEFICIT) (Cont.)

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

On May 19, 2016, the Company signed an addendum, in which the investor is obligated to transfer additional US publicly traded shares to the Company so that the value of these shares that will be transferred plus 3,616,667 shares of DIMN, which were transferred to the company on August 11, 2015, will be $ 2,000. On August 18, 2016 the Company and the investor signed a further amendment for the agreement of the loan in which the Company will waive the additional shares and thereof the amount of the loan will be set to $1,410.5 (which is the fair value of DIMN as of June 30, 3016) and in return the company will issue 403,000 shares and 403,000 options to purchase shares of common stock.

The embedded derivative (the conversion option held by the lender) is measured at fair value and the loan was valued as of the issuance day the value of the loan was $953. Changes in fair value are recorded in the statement of income and loss. Financial expenses for short term convertible loan are realized using the effective rate over time.

On April 1, 2016, the Company signed a loan repayment extension for a two year period until March 31, 2018 and on June 10, 2016, following the receipt of Nasdaq’s listing approval, the Company converted the loan into capital. See Notes 9 g and 9 i, respectively.

On September 5, 2016 the shares and options were issued by the Company.

The following table sets forth the assumptions used to measure the fair value of the embedded derivative using the Black Scholes Model at each change occur:

	Day of issuance	As of March 31st, 2016	As of June 10th, 2016
Fair Value	349	14	1,261
Strike Price	3.50	3.5	3.50
Dividend Yield %	-	-	-
Expected volatility	55%	38%	75%
Risk free rate	0.19%	0.2%	0.7%
Expected term	0.67	0.03	1.8
Stock Price	3.83	3.31	4.63

As part of the convertible loan agreement the Company granted the investor 571,429 warrants to purchase shares of common stock with an exercise price of $ 4.50 per share. The warrants are exercisable for two years from the date of issuance. On January 25, 2016, the company signed an amendment according to which the exercise price will be NIS 18 instead of $4.50 per share (see also Note 9 e).

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 9 -	SHAREHOLDERS’ EQUITY (DEFICIT) (Cont.)

The following table sets forth the assumptions used to measure the fair value of the warrant using the Black Scholes Model:

	Day of issuance	As of January 24th, 2016
Fair Value	612	522
Strike Price	4.50	4.50
Dividend Yield %	-	-
Expected volatility	82%	60%
Risk free rate	0.51%	0.7%
Expected term	1.5	1
Stock Price	3.83	4.21

On December 31, 2017, the value of the DIMN shares owned by the Company was approximately $98 (2016: $579). As of December 31, 2017, the Company holds approximately 3.617 million shares of DIMN, representing approximately 6.95% of the issued share capital of DIMN (2016: 6.95%). DIMN is engaged in exploration, development and operation of a diamond project.

d.	On December 28, 2015, the Company signed convertible loan agreements totaling $2.7 million with two investors. The convertible loans do not bear interest. The loans are convertible into shares of the company within 8 months from the date of receipt at an exercise price of $3.50 per share (771,427 shares). In addition, the Company issued warrants convertible into 771,427 shares of common stock of the Company for 24 months at an exercise price of $4.50 per warrant. See also note 9 i below.

e.	On January 25, 2016, the warrants granted to all of the investors since February 2015 (see paragraph b, c and d above) were amended (except with respect to the warrants held by one investor). The exercise price of the warrants was changed from $4.50 to 18 NIS so that the exercise price was tied to the functional currency of the Company. This amendment of the exercise price to NIS changed the accounting for the warrants in accordance with ASC 470 and the warrants in the total amount of $987 has been reclassified to additional paid-in-capital. Prior to setting of the exercise price in USD, the accounting standards required the Company to record the warrants as a liability.

The following table sets forth the assumptions used to measure the fair value of the warrants using the Black & Scholes Model (except for the warrants issued as part of April 15, 2015 convertible loan agreement and presented under paragraph c above):

	Day of issuance	As of January 24th, 2016
Fair Value	289	465
Strike Price	4.50	4.50
Dividend Yield %	-	-
Expected volatility	79%-80%	60%-61%
Risk free rate	0.39%-0.41%	0.7%
contractual life remaining	1.5	0.8-1
Stock Price	2.29-2.69	4.21

Convertible loan - financial expense for this component are realized using the effective rate over time. As of the issuance day the value of the loans were $374.

Embedded derivative - the conversion option held by the lender is measured at fair value. Changes in fair value are recorded in the statement of income and loss.

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 9 -	SHAREHOLDERS’ EQUITY (DEFICIT) (Cont.)

f.	In February 2016, the board of directors of the Company approved the Company’s engagement with private-investors in convertible loan agreements according to which the investors would tender an interest free loan to the Company in the total amount of $750, convertible into shares of common stock of the Company. The loans are convertible into Company’s shares within eight months from their receipt in an exercise price of $3.50 per share (214,285 shares). In addition, the Company would issue options to purchase 214,285 to common stock over a period of 24 month and at an exercise price of NIS18 per option.

On the date of its receipt of the loan amounts, the allotment was attributed to three components:

(1)	Equity options to Company shares - measured according to the fair value on the measurement date. The following table presents the data which were used to measure the fair value of the equity options to Company shares according to the Black Scholes Model for the pricing of options, with respect to the above plan:

Day of issuance
Fair value in USD thousands	77
Exercise price in NIS	18
Dividend return for the share (%)	0
Expected volatility of share price (%)	75%
No risk interest rate (%)	0.2%
Life expectancy of the share options (years)	2
Price per share (NIS)	17.39-17.78
Early exercise multiplier	0

(2)	Convertible loan - the financing expenses for this component will be recognized as financing expenses according to the effective interest method over the remaining life of the agreement. On the allotment date, the agreement had no value due to the fact that the consideration was attributed to the two other components according to their fair value

(3)	Embedded derivative - options held by the loan holder. Measured according to fair value over the entire reporting period.

The following table presents the data used to measure the fair value of the embedded derivative of the Company’s shares according to the Black Scholes Model with respect to the above plan at the issuance date and the date in which the:

	Day of issuance	As of June 10th, 2016
Fair value in USD thousands	92	93
Exercise price in Dollars	3.5	3.50
Dividend return for the share (%)	0	-
Expected volatility of share price (%)	75%	75%
No risk interest rate (%)	0.7%	0.7%
Life expectancy of the share options (years)	1.85	1.8
Price per share	4.58	4.63

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 9 -	SHAREHOLDERS’ EQUITY (DEFICIT) (Cont.)

g.	On April 1, 2016, the Company signed a loan repayment extension for the convertible loans issued in 2015 for a two year period until March 31, 2018. The above loans repayment extension was executed by the repayment of the existing instruments and the re-issue of loans consisting of a commitment component and a conversion component. See also Note 9 h below.

The following table sets forth the assumptions used to measure the fair value of the embedded derivative using the Black Scholes Model (except for the warrants issued as part of April 15, 2015 convertible loan agreement and presented under paragraph c above):

	Day of issuance	As of June 10th, 2016
Fair Value	114	1,198
Strike Price	3.50	3.50
Dividend Yield %	-	-
Expected volatility	57%-61%	75%
Risk free rate	16%-17%	0.7%
Expected term	0.67	1.8
Stock Price	3.89-4.36	4.63

Warrants exercisable into shares of common stock are measured at fair value. Changes in fair value are recorded in the statement of income and loss.

h.	In May 2016, the Board of Directors approved a private offering of up to $1,055 of convertible notes and warrants to purchase up to 301,426 shares of the Company’s common stock at an exercise price of NIS 18 per share to certain investors. The notes bear no interest, mature on March 31, 2018 and are convertible into an aggregate of 301,426 shares of the Company’s common stock at an exercise price of $3.50 per share. The warrants expire on March 31, 2018.

As of December 31, 2016, the Company received approximately $560 in cash and an aggregate of $495 via three checks from one investor. In consideration for the cash payment, the Company issued an aggregate of 159,998 shares of common stock upon conversion of the notes.

The investor that paid via checks provided the Company with a third-party guaranty and postdated checks; however, such investor failed to fulfil his obligations to the Company and the bank returned the checks that the Company tried to deposit. On February 22, 2017 the Company provided written notice to the and the third-party guarantor advising that unless payment for the amount due was made by February 27, 2017, the Company shall commence legal action. On February 28, 2017, upon request by the investor, the Board extend the deadline for payment for an additional 21 days, or until March 21, 2017. On April 9, 2017 the Board authorized management to determine a payment plan for the investor such that the entire outstanding balance of the debt, or $495 would be paid by May 30, 2017. On March 11, 2018, the Company voided the securities purchase agreement for failure of the investor to pay the consideration due and payable thereunder.

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 9 -	SHAREHOLDERS’ EQUITY (DEFICIT) (Cont.)

i.	On June 10, 2016, the Company was notified that its listing application for The Nasdaq Capital Market (“Nasdaq”) had been approved. The shares began trading on July 25, 2016. On July 14, 2016, the Company’s Board of Directors resolved to act according to the provisions of certain convertible loan agreements which were signed by the Company and to carry out an automatic conversion (which was triggered by the exchange listing) of such loans into Company shares subject to its receipt of the consideration and the approvals required by law. Accordingly, the Company issued the shares for the convertible loans, the allotment of which had been approved by the requisite stock exchanges and the consideration for which had been received. The Company issued 2,091,566 shares of common stock for convertible loans for total consideration of $7,320.

j.	On February 13, 2017, the Company entered into a Securities Purchase Agreement pursuant to which it received an aggregate purchase price of $200 for 200,000 shares of Company common stock, and warrants to acquire 250,000 shares of Common Stock at exercise price of $3.50 which are exercisable for a period of ten months. During the year end December 31, 2017, the options expired without being exercised.

k.

On August 16, 2017, the Board of Directors approved agreements with three private investors for total consideration of $780 in exchange for 780,000 shares of common stock of the Company.

As of December 31, 2017, the company received a total of $627 out of the investment. The remaining amount was secured by a guarantee from financial institution. Subsequent to December 31, 2017, the remaining balance was received in cash.

As of December 31, 2017, the amount of $780 was recorded in the Company’s equity, $627 received in cash and the remaining balance of $123 was recorded in the Other receivables.

l.

On December 22, 2017, the Company completed a public offering of 3,832,500 shares of its common stock to the public at $0.65 per share and five-year warrants to purchase an aggregate of 2,874,375 shares of common stock at an exercise price of $0.851 per share. Total consideration from the public offering were of $2,490. The proceeds net of issuance costs were $2,130.

The common stock and warrants are accounted for as two different components.

Warrants exercisable into shares of common stock are recognized as a liability and measured at fair value. Changes in fair value are recorded in the statements of income and loss and equity.

The warrants were measured at fair value and accounted for $1,625, and the residual net amount of $505 was recorded in.

As of December 31, 2017, the warrants were presented in the balance sheet at fair value of $1,496.

The warrants carried out price protection, in the event that the Company will issue additional warrants or common shares at a price lower than the exercise price of the warrants. if the first subsequent placement will occur within six months of the Date of Issuance of the warrant, then the applicable price shall be reduced to one-hundred ten percent of the new issuance price of such subsequent placement

Subsequent to December 31, 2017, 2,654,922 warrants were exercised into the Company’s common shares, for which an additional $2,260 received.

The following table sets forth the assumptions used to measure the fair value of the warrants using the Monte Carlo Model:

	Day of issuance	As of December 31st, 2017
Fair Value	1,625	1,496
Strike Price	$0.851	$0.851
Dividend Yield %	-	-
Expected volatility	89.5%	90.8%
Risk free rate	2.26%	2.25%
Expected term	5	4.98
Stock Price	$0.71	$0.655

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 9 -	SHAREHOLDERS’ EQUITY (DEFICIT) (Cont.)

m.	A summary of the warrant activity during the years ended December 31, 2017 and 2016 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years

Outstanding, December 31, 2015	1,149,999	4.50	1.18
Issued	1,145,710
Expired	(318,428)
Outstanding, December 31, 2016	1,977,281	4.69
Issued	4,013,263
Expired	(1,965,803)
Outstanding, December 31, 2017	4,024,741	1.10
Exercisable, December 31, 2017	4,024,741	1.10	4.65

As of December 31, 2016 the warrants in the amount of $987 has been reclassified to additional paid-in-capital. See also Note 9 e.

As of December 31, 2017 the warrants that were issued during the year end December 31, 2017 deemed to be a derivative liability.

NOTE 10 -	STOCK BASED COMPENSATION

The stock based expense (income) recognized in the financial statements for services received is related to Research and development, Marketing, General and Administrative expenses and shown in the following table:

	Year ended December 31,
	2017	2016

Stock-based compensation expense - equity awards	332	(23)
Stock-based compensation expense - liability awards	1,297	-
	1,629	(23)

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 10 -	STOCK BASED COMPENSATION (Cont.)

Option issued to consultants

a.	In December 2016, the Company entered into a consulting agreement with a consultant (“Consultant1”) pursuant to which Consultant1 is providing services in connection with marketing strategies, micro and macro-economic issues and for the promotion of the Company’s marketing, business, products and operations through smartphone applications. The agreement is for a period of 18 months commencing October 2016.

In consideration for services provided under the consulting agreement, the Company agreed to issue Consultant1 25,000 shares of common stock of the Company which are to be issued over six quarters as follows: 4,150 issued over each of the first five quarters and a sixth installment of 4,250 to be issued on the sixth quarter of the consulting agreement. In addition, the Company has agreed to issue to Consultant1 stock options to purchase up to 40,000 shares of the Company’s common stock, exercisable not later than March 31, 2018 at an exercise price of NIS18 ($5.19) per share.

In addition, the Company undertook to pay the balance of the consideration for the sale of the shares by Consultant1 up to the sum of NIS500,000 ($144). If the consideration for the sale of the shares falls below 90% of the shares’ price on the stock exchange on the date of sale, the Company shall pay Consultant1 the difference. The Company may decide at its own discretion whether to make such payment in cash or shares of common stock.

On March 21, 2017, the shareholders of the Company approved the adoption of the 2017 Consultant Equity Incentive Plan at the Company’s Annual Meeting of Stockholders. The approval was required for the issuance of the options and shares of common stock of the Company issued to Consultant1.

During the year ended December 31, 2017, share based costs in the sum of $7 (2016: $90) were recorded by the Company and an undertaking to pay the balance of the consideration was recognized in the sum of $126 (2016: $80) according to the fair value of the undertaking.

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

On May 16, 2017, the Company and Consultant2 entered into an amendment to the consulting agreement pursuant to which the strike prices of the options were amended to a range from $1.50 to $5.00 per share.

The share based cost recognize during the year end December 31, 2017, including the cost associates with the consulting service attributed to the reporting period and the revaluation of the options amounted to $1,048.

Subsequent to December 31, 2017, 731,838 options were exercised into the Company’s common shares, for total $1,214 received.

c.

In April 2017, the Company engaged a consultant (“Consultant3”) to provide services to the Company with respect to financing and strategic advisory for a period of two years. For such consulting services, the Company agreed to pay a monthly retainer and to issue to Consultant3 50,000 shares of the Company common stock and 31,250 shares each quarter thereafter.

During the year ended December 31, 2017, costs in the sum of $109 were recorded by the Company as stock-based compensation expense- equity awards.

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 10 -	STOCK BASED COMPENSATION (Cont.)

d.	In July 2017, the Company engaged a consultant (“Consultant4”) to provide services to the Company with respect to business consulting for a period of one year. For such consulting services, the Company agreed to issue to Consultant4 150,000 stock options to purchase up to 150,000 shares of the Company’s common stock, exercisable not later than January 26, 2019 at an exercise price of $2 per share. A quarter of the options shall vest every three months. During the year ended December 31, 2017, costs in the sum of $7 were recorded by the Company as stock-based liability- awards.

e.	In August 2017, the Company engaged a consultant (“Consultant5”) to provide services to the Company with respect to various services including corporate planning, financial public relations, business strategy and shareholders relations. For such consulting services, the Company agreed to issue to Consultant5 options to purchase 1,000,000 shares of the Company’s common stock at exercise prices $1.00 per share exercisable until April 30, 2018 and 230,000 options to purchase common stock at exercise price of $2.5 per share exercisable until December 31, 2018. The issuance of the options under the agreement was subject to the receipt of all the approvals required by the laws applicable to the Company, including stock exchange approvals and the approval by the Company’s shareholders to increase the amount of the equity incentive plan for consultants. The increasing of the amount of the equity incentive plan for consultants was approved by the shareholders on February 12, 2018 at the Company’s Special Meeting of Stockholders.

On January 23, 2018, the Company and Consultant5 entered into an amendment to the consulting agreement pursuant to which the number of the options and the exercise prices of the options were amended to 800,000 options at $1.00 per share exercisable until July 23, 2018.

The Company’s outstanding options granted to consultants as of December 31, 2017 are as follows:

Issuance date	Options for Common stock	Weighted Average exercise price per share		Options exercisable	Expiration date

April 2012	46,007	NIS	0.15	46,007	April 2022
September 2014	100,000	NIS	1.6	100,000	September 2020
September 2014	50,000	NIS	1.6	50,000	September 2020
March 2017	40,000	NIS	18	40,000	March 2018
May 2017	2,000,000	USD	3	2,000,000	March 2018-March 2020
July 2017	150,000	USD	2	37,500	January 2019
August 2017	(*)1,230,000	USD	(*) 1.28	390,000	(*)September 2020

Total	3,616,007			2,663,507

The Company uses the Black & Scholes model to measure the fair value of the stock options with the assistance of a third party valuation.

(*) Not including the amendment agreement signed subsequent to year end.

The fair value of the Company’s stock options granted to non-employees was calculated using the following weighted average assumptions:

	Year ended December 31,	Year ended December 31,
	2017	2016

Dividend yield	0%	0%
Expected volatility	87%-130%	83%-55%
Risk-free interest	1.2%-2.3%	0.2%-0.9%
Contractual term of up to (years)	0.2-5	1.5-6

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 10 -	STOCK BASED COMPENSATION (Cont.)

Stock Option Plan for employees

In March 2017, the Company adopted a stock option plan (the “Plan”) pursuant to which the Company’s Board of Directors may grant stock options to officers and key employees. The total number of options which may be granted to directors, officers, employees under this plan, is limited to 3,000,000 options. Stock options can be granted with an exercise price equal to or less than the stock’s fair market value at the date of grant.

The fair value of each option award is estimated on the date of grant using the Binomial option-pricing model that used the weighted average assumptions in the following table. The risk free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

2017 grants

Dividend yield	0%
Expected volatility	87.73%
Risk-free interest	0.7%
Contractual term of up to (years)	4.7
Suboptimal exercise multiple (NIS)	5

In the years ending December 31, 2017, 925,500 options were granted.

The total stock option compensation expense in the year ending December 31, 2017 amounted to the R&D and G&A was $72 and $113 respectively.

As of December 31, 2017, there was $117 of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.86 years.

Share option activity during 2017 is as follows:

	2017
	Number of options	Weighted average Exercise price US$

Outstanding at January 1	-	-
Granted	925,500	$1.21
Outstanding at year end	925,500	$1.21
Vested at year end	113,667	$1.21

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 11 -	SHORT TERM LOAN

On October 26, 2017, the Company entered into a loan agreement with certain accredited investors in a private placement transaction for total consideration of $1,200. The Company is required to repay a principal amount of $1,333 and to issue 888,888 warrants to purchase up to 888,888 shares of the Company’s common stock.

The loan will be due on the earlier of the four month anniversary from the date received or the completion of additional equity offering. The warrants have a five-year term and are exercisable at a price of $0.75 per share. The warrants carried out price protection, in the event that the Company will issue additional warrants or common shares at a price lower than the exercise price of the warrants. If the first subsequent placement will occur within six months of the date of issuance of the warrants, then the applicable price shall be reduced to one-hundred ten percent of the new issuance price of such subsequent placement

On December 20, 2017, the Company completed a public offering (see note 9 l) and the exercise price was reduced to $0.715.

The warrants and loan are accounted for as two different components.

At the date of issuance, warrants exercisable into shares of common stock are recognized as a liability and measured at fair value of $523 and the loan is measured as the residual between the proceeds from the issuance and the fair value allocated to the warrants at $595, net of $82 issuance costs.

As of December 31, 2017, the warrants were measured at fair value of $467. Changes in fair value of the warrants are recorded in the statement of comprehensive loss.

During 2017, the Company recorded financial expenses of $532 from the loan.

On December 27, 2017, the Company repaid $583 from the loan and subsequent to December 31, 2017, the Company repaid the remaining outstanding balance.

The following table sets forth the assumptions used to measure the fair value of the warrants using the Monte Carlo Model

	Day of issuance	As of December 31st, 2017
Fair Value	$523	$467
Strike Price	$0.75	$0.715
Dividend Yield %	-	-
Expected volatility	86.73%	92.03%
Risk free rate	2.11%	2.23%
Expected term	5	4.82
Stock Price	$0.75	$0.655

NOTE 12 -	COMMITMENTS AND CONTINGENCIES

a.	On May 17, 2012, the Company signed an agreement for a convertible loan with a third party (the “Investor”). In accordance with the loan agreement, the Company received a total of NIS 200,000 upon the execution of the loan agreement and was to receive an additional amount of NIS 100,000 at the end of a period not exceeding 21 days, during which the investor would perform due diligence on the Company. In addition, the agreement was for additional investments up to a total of NIS 2,000,000.

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 12 -	CONTINGENCIES AND COMMITMENTS (Cont.)

Under the agreement, the investor was entitled to convert the loan amounts granted to the Company into shares of common stock of the Company, at a price per share equal to the amount of NIS 0.97. If the loans were not converted into shares of common stock of the Company shares, the loan was to be repaid one year after the date of the loan agreement plus annual interest of 10%.

On February 18, 2015, the Company received a claim in a summary judgement for the investor’s demand of payment of the loan amount of NIS 200,000, which was granted to the Company on May 17, 2012, plus interest of 10% annually as from May 20, 2012 until payment of the debt, which as of the date of filing of the claim was NIS 258,000.

On June 13, 2016, a settlement agreement was entered into between the parties according to which in consideration for the final and conclusive annulment of all claims and/or demands raised by the plaintiff against the Company in the framework of the law suit, the Company would pay the plaintiff the sum of NIS 250,000 forthwith by wire transfer of about NIS 95,000 and by the forfeiture of the sum of about NIS 155,000 which had been deposited with the court. An additional amount of NIS 50,000 would be paid within twelve months from the approval of the settlement agreement by the court or on the closing date of a public offering of Company shares, pursuant to its terms, on a stock exchange in the United States, according to the earlier. At the beginning of 2017, the Company has paid its obligation to the investor in full.

b.	On September 9, 2015, fourteen shareholders filed a complaint against the Company and its Chief Executive Officer, Ronen Luzon, alleging that in accordance with agreements signed between plaintiffs and the Company, the plaintiffs are entitled to register their shares for sale with the stock market, while the Company allegedly breached its obligation to register the plaintiffs’ shares. On November 5, 2015, the Company filed its defense and a counter claim against the plaintiffs and against two additional defendants (who are not plaintiffs) Mr. Asher Shmuelevitch and Mr. Eitan Nahum. In its counter claim, the Company alleged that the agreements by force of which the counter defendants hold their shares are defunct, based on fraud, as the counter defendants never paid and never intended to pay the agreed upon consideration for their shares. The Company further alleged that Mr. Shmuelevitch used his position as a director and controlling stockholder of the Company to knowingly cause the Company to enter such defunct agreements. On September 5, 2017, the court rendered a judgment pursuant to which the complaint against the Company was accepted, the complaint against Ronen Luzon was rejected and the Company’s counter-claim was rejected. The judgment included: (1) a declaratory remedy, under which the Company breached its contractual undertakings toward the plaintiffs, to list their shares both on TASE and on The Nasdaq Capital Market; (2) an order that the Company take any and all actions required for the listing of the plaintiffs’ shares, including instructing the Company’s transfer agent to remove the legend or any other restriction from the plaintiffs’ stock certificate and to issue them with new stock certificates free and clear from any restriction; (3) an order that the registration company of Bank Hapoalim electronically list all of the plaintiffs’ shares detailed in the complaint on the electronic trading system; and (4) an order that the Company pay the plaintiffs’ costs in the amount of NIS 70,000. On October 3, 2017, the Company appealed the judgment with the Supreme Court of Israel, and simultaneously, filed with the Supreme Court a Motion for Stay of Execution of the judgement, pending the outcome of the appeal. On November 8, 2017, the Supreme Court upheld the Motion to Stay and ordered that the execution of the judgment will be stayed pending the outcome of the appeal, provided that the Company deposit in the Supreme Court’s treasury an autonomous Israeli CPI linked bank guarantee in an amount of NIS 1,700,000, to cover the respondents’ potential damages should the appeal be ultimately denied. The Company did not deposit the bank guarantee in the amount of NIS 1,700,000 and will instead register the shares held by the plaintiffs on TASE and on The Nasdaq Capital Market. The registration of the shares is ongoing and has not been completed yet. In the event that the Company is successful in its appeal, the Company may seek relief from the shareholders which have sold their shares either in private or public sales in the amount of the proceeds from such sales. Although the Company has appealed such matter, there can be no assurance that the appeal will result in a judgment favorable to the Company. If the judgment rendered on appeal is not favorable to the Company, the Company may be ordered to pay the respondents legal costs in connection with the appeal. On November 16, 2017, the Company deposited NIS 45,000 with the Supreme Court to cover respondents’ potential legal costs if the appeal is ultimately denied. A hearing on the Company’s appeal is currently scheduled to be held on December 10, 2018.

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 12 -	CONTINGENCIES AND COMMITMENTS (Cont.)

The Company received legal advice from its counsel that the burden of proof that the judgment is wrong and should be reversed lies with the appellant. Consequently, the Company believes that it is more likely than not that the appeal will be denied rather than being accepted. In the event that the appeal is denied, no direct financial liability will be imposed on the Company (other than legal costs which the court may order the non-prevailing party to pay).

It should be noted that the plaintiffs may file a complaint against the Company seeking reimbursement of economic loss or damages due to the fact that their shares remained restricted, in breach of the Company’s contractual undertakings. A formal demand has not yet been filed, but in their response to the Company’s motion to stay the judgment, the plaintiffs argued, that they suffered economic loss in the sum of NIS 12,100,000. As of the date of this filing no formal request or complaint were filed; however, we are unable to assess the financial risk inherent in such a claim since, among other things, the estimate of alleged damage is dependent upon the actual revenues to be received by the plaintiffs from the future sale of the shares, the method of calculating the damage and data relating to the Company’s share price and trading volume of stock. In the event that the Company is successful in its appeal, there will be no grounds to such reimbursement.

c.

On December 15, 2015, a legal complaint was filed naming the following as defendants: the Company, all the members of the Board of Directors, Mrs. Shoshana Zigdon, a shareholder and related party in the Company, as well as two additional defendants who are not shareholders, officers or directors of the Company. The plaintiff alleges that the Company violated its obligation to register his shares (the “Original Shares”) for trade with the Tel Aviv Stock Exchange TASE causing a total of NIS 2,622,500 ($756,418 as of December 31, 2017) damage. The plaintiff seeks relief against the defendants through financial compensation at the rate of the aforementioned alleged damage; additional compensation of NIS 400,000 ($115,374 as of December 31, 2017) due to mental anguish; and if and to the extent that until the time the plaintiff can sell its shares on the Tel Aviv Stock Exchange TASE (the “Exercise Date”), if the rate price of a Company shares common stock rises above the amount of NIS 20.98 (the “Base Rate”), an additional amount at the rate of the difference between the Base Rate and the highest rate of a share of Company share common stock between the time the claim was submitted and the Exercise Date; and also court costs and attorney’s fees.

All pre-trial preliminary proceedings as well as submission of all evidentiary affidavits and expert opinions by both parties have been completed.

On June 20, 2017, the Company and plaintiff entered into a settlement agreement (the “Settlement Agreement”) dated June 20, 2017 following a mediation process. Pursuant to the Settlement Agreement, the Company agreed to pay the plaintiff NIS 325,000 ($93,741 as of December 31, 2017) (the “Payment”) within 30 days of the date of the Settlement Agreement. Additionally, the Company was obligated to register the Original Shares within a specified time frame. Moreover, pursuant to the Settlement Agreement, the Company agreed to issue, within 60 days, 80,358 additional shares of common stock to the plaintiff (the “New Shares”), which New Shares shall be registered, to be deposited in escrow and sold for the benefit of plaintiff. To the extent the Company does not issue the unrestricted New Shares within 60 days of the date of the Settlement Agreement, the plaintiff has a right, at his sole discretion, to resume the legal proceedings pursuant to the complaint, provided he deposits the Payment in an escrow account, pending the court’s final adjudication of the complaint. Additionally, the Settlement Agreement provides that to the extent the aggregate proceeds from the sale of the Original Shares and the New Shares is less than NIS 1,600,000, the Company will either pay complement the difference in cash or shall issue to the plaintiff additional shares of common stock in lieu thereof, at the Company’s sole discretion. If the Company does not comply with the terms of the Settlement Agreement, the plaintiff may resume the legal proceedings which could result in substantial costs, diversion of management’s attention and diversion of the Company’s resources.

During the year ended December 31, 2017, the Company registered the Original Shares, issued the New Shares and paid the plaintiff the Payment. As of December 31, 2017, the Company recorded a derivative liability in the amount of $194 in with respect of to the difference amount payable pursuant to the terms of under the Settlement Agreement, and an amount of $60 in equity in with respect to the of issuance of the New Shares.

On January 25, 2018, the court rendered the Settlement Agreement a status of a judgment. On January 30, 2018, the plaintiff informed the Company that all the shares (the Original Shares and the New Shares), were sold for an aggregate of NIS 1,061,533. Accordingly, the plaintiff was entitled to receive from the Company an additional amount of NIS 213,467 from the Company payable either in cash or in kind, by the issuance of additional Company’s common stock (the “Additional Amount”).

Pursuant to the Settlement Agreement, the payment of the Additional Amount was due and payable no later than March 16, 2018. On March 13, 2018, the Company paid the plaintiff the Additional Amount.

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 12 -	CONTINGENCIES AND COMMITMENTS (Cont.)

d.	On May 3, 2017, Lightcom (Israel) Ltd., an Israeli company, alleging that it is a shareholder of the Company, filed a motion with the Tel Aviv District Court (Financial Division) to approve an action against the Company and the Company’s officers and directors, as a shareholders’ class action. The complaint alleges, inter alia, that the Company’s report dated April 19, 2017 regarding its engagement with the Israeli Post was false and misleading, and that as a result thereof financial damages have been incurred by two purported classes of shareholders: (i) any shareholder who sold Company’s shares as of April 20, 2017 and until April 27, 2017, with respect to damage directly caused by such sale and (ii) any shareholder which held shares on April 20, 2017 and subsequent to April 27, 2017 with respect to damage caused by permanent adverse effect to the shares’ value. The alleged financial damage caused to members of both classes is estimated at NIS 18.8 million. The Company reviewed the motion initially with its legal counsel and retained an expert to review and analyze the allegations and data upon which the motion is based. The Company’s management, after considering the conclusions of a report issued by a third party expert and an opinion of U.S. legal counsel, is of the opinion that the chances that the class motion will be denied exceed the risk that it will be approved. In the event that the class motion will be approved, the complaint will become a class action which will be heard by the court on its merits. Should this occur, the Company will respond to the class motion in the time frame ordered by the court. On November 15, 2017 the Company filed its response to the class motion and a motion to dismiss the class motion.

On November 15, 2017, the court ordered the respondent (the original plaintiff) to respond to the motion to dismiss within 30 days, which response was filed by the respondent on November 29, 2017. On December 28, 2017, the Court ordered that a hearing on the foregoing matter will be held after the ruling on the Company’s appeal before the Nasdaq Hearings Panel regarding the delisting of the Company’s securities from The Nasdaq Capital Market. On January 25, 2018, Nasdaq concluded that the Company is in compliance with all applicable listing standards and as a result, the scheduled hearing before the Hearings Panel was cancelled and the Company’s common stock continues to trade on The Nasdaq Capital Market. On January 28, 2018, the Company informed the court accordingly.

A hearing on the Company’s motion to dismiss is currently scheduled to be held on April 26, 2018. As of the date of this Annual Report on Form 10-K, the motion to dismiss is still pending.

e.	On January 9, 2014, the Company’s general meeting approved an engagement with one of the investors (as specified in paragraph 1b above) for the acquisition of rights in a Venture for the accumulation of physical data of human beings by portable electronic devices for the purpose of locating, based on the accumulated data, articles of clothing in internet apparel stores, which will fit the person whose measurements were accumulated.

In consideration for the acquisition of the Venture the Company will undertake to pay the seller 18% the Company’s operational profit arising directly or indirectly from the Venture during a period of seven years from the termination of the development period of the Venture. In addition the Seller received an option for a buy-back of the Venture upon the occurrence of any one or more of the following: (a) if an application was filed for the liquidation of the Company or for the appointment of a receiver for the Company’s assets or any material part thereof or for the imposition of a lien on a material part of the Company’s assets, which were not revoked within 60 days from the date they were so filed; (b) if by the end of seven years from the execution date of the agreement the entire aggregate income of the Company arising directly or indirectly from the Venture or from the commercialization of the patent was lower than NIS 3.6 million. According to the Company’s evaluation, the current value is negligible. The buy-back option is valid for 90 days from the occurrence of either one of the above events. The agreed consideration was determined based on a valuation which was prepared by an independent assessor.

f.	The Company entered into a two-year lease for office space under a non-cancelable operating lease agreement and renew it for one more year expiring August 2018. The Company is obligated as part of the lease to pay maintenance expenses as well as property taxes and insurance costs as defined in the agreement. Monthly payments are approximately $7 over the course of the lease term adjusted for changes in the CPI. The Company issued a bank guarantee of approximately $70 for the benefit of the lessor.

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 12 -	CONTINGENCIES AND COMMITMENTS (Cont.)

Approximate future minimum rental payments due under these leases are as follows:

Year Ending:

2018	48

Rent expense (excluding taxes, fees and other charges) for the year ended December 31, 2017 totaled approximately 84.

g.	In November 2015, the Company entered a collaboration agreement with one of the Israel’s largest private couriers Katz Deliveries, LTD (“Katz”) under which the parties will collaborate to develop an application based on the company’s technology, which will allow the end customer to measure the size of packages intended for shipment and to receive details about the cost of sending the package, based on its size. The collaboration agreement is for a period of up to six months, which may be extended by agreement of both parties or terminated by either party with prior notice of 14 days.

On July 4, 2016, the Company announced that it completed integration of the first app (beta) that it developed in the said affiliation in the Katz’ systems.

The application uses the Company’s exclusive measuring algorithm and enables measuring the package’s volume by moving the smart phone over the package. This information, and the package’s barcode scan, picture and location are sent to the information servers of the Katz company and help in its pricing.

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

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 12 -	CONTINGENCIES AND COMMITMENTS (Cont.)

As the Company successfully completes integration of the technology into LSY’s systems and subject to the limitations set forth in the agreement, the Company will grant to LSY exclusive license to use the technology in the field of luxury clothing made of: fur, cashmere, alpaca and shearling. The exclusive license will be awarded to LSY as long as the company will have a minimal income from the agreement as follows:

1) Minimum income of $1,000 at the end of the first period of 24 months from the effective date, and

2) Minimum income of $5,000 at the end of each subsequent year.

Under the agreement, LSY will pay the Company $100 in fees for establishment and implementation of technology systems as follows:

1) $10 upon signing the agreement.

2) $30 upon start of implementation.

3) $20 upon completion of implementation and

4) $40 balance upon completion of testing and monitoring implementation and the agreement taking effect.

As of the reporting date, the Company received a total of $10 in accordance with the said terms of the agreement, which was recorded as deferred revenue in the framework of the payables section and credit balances until the fulfillment of conditions for revenue recognition.

Yudofsky Fur & Leather Co. postponed the launch of its e-commerce business.

The complexity in achieving the correct matching between the fur coat and the Human body is still in an experiment stage.

Yudofsky and the company are in continuous contact and decided to delay the completion of the integration until further notice

i.

On September 26, 2017, the Company was notified by The Nasdaq Stock Market, LLC that it was not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. The notification provided that the Company had 180 calendar days, or until March 26, 2018, to regain compliance with Nasdaq Listing Rule 5550(a)(2).

In addition, on June 5, 2017, the Company received written notice from the Nasdaq Listing Qualifications Department notifying the Company that for the preceding 30 consecutive business days, the Company’s common stock did not maintain a minimum Market Value of Listed Securities of $35 million per share as required by Nasdaq Listing Rule 5550(b)(2). The notification provided that the Company had 180 calendar days, or until December 4, 2018, to regain compliance with NASDAQ Listing Rule 5550(b)(2). On December 5, 2017, the Company received a second written notice from the Listing Qualifications Department of Nasdaq notifying the Company that its failure to regain compliance with Nasdaq Listing Rule 5550(b)(2) by December 4, 2017 would result in the Company’s securities being delisted from The Nasdaq Capital Market effective as of the open of business on December 14, 2017 unless the Company requested an appeal of such determination. The Company thereafter requested an appeal before the Hearings Panel, thereby staying the delisting of the Company’s securities pending the Hearings Panel’s decision.

On January 22, 2018, the Nasdaq Staff concluded that the Company had regained compliance with its Rule 5550(a)(2) based on the closing bid price of the Company’s common stock having been at $1.00 per share or greater from the 10 consecutive business days from January 5, 2018 to January 19, 2018.

In addition, on January 26, 2018, the Nasdaq Hearings Advisor informed the Company that the Nasdaq Staff had informed them that the Company’s Market Value of Listed Securities deficiency (as set forth in its Rule 5550(b)(2)) had been cured, and that the Company is in compliance with all applicable listing standards. As a result, the scheduled hearing before the Hearings Panel was cancelled.

The Company’s common stock continues to trade on The Nasdaq Capital Market under the symbol “MYSZ.”

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 13 -	MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES

	December 31,
	2017	2016
Marketing	242	126
Salaries	533	271
Share based payments for consultants and employees	1,558	(23)
Directors	46	49
Travel	127	63
Rent, office expenses and communication	183	178
Professional services	963	940
Public and investor relations expenses	730	105
Other	383	150

	4,765	1,859

NOTE 14 -	FINANCIAL INCOME (EXPENSE), NET

A. Financial income	December 31,
	2017	2016

Revaluation of derivative	-	276
Exchange rate differences from the valuation of convertible loans	-	71
Change in fair value of warrants	1,495	450

	1,495	797

B. Financial expense	December 31,
	2017	2016

Revaluation of derivative	100	-
Financial expenses from loans	532	528
Revaluation PUT Option	-	776
Revaluation investment in marketable securities	623	1,233
other	34	8

	1,289	2,545

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 15 -	EVENTS SUBSEQUENT TO THE BALANCE SHEET

a.	On January 23, 2018, the Company and Consultant5 entered into an amendment to the consulting agreement pursuant to which the number of the options were amended such that Consultant5 received options to purchase up to 800,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The options will expire on July 23, 2018 (see Note 10 e).

b.	On February 2, 2018, the Company conducted a public offering of its securities pursuant to which it issued 3,000,000 shares of its common stock and five-year warrants to purchase up to 1,500,000 shares of common stock at an exercise price of $2.65 per share for gross proceeds of $6,000. The Company received net proceeds of $5,400 after deducting placement agent fees and other offering expenses.

- - - - -

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting and financial disclosure of a type described in Item 304 (a)(1)(iv) or any reportable event as described in Item 304 (a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e) and 15d-15(e)) as of December 31, 2017, the end of the period covered by this annual report, has concluded that our disclosure controls and procedures were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Management’s Report on Internal Control Over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Exchange Act, as amended, is recorded, processed, summarized and reported within the required time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting at December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment under those criteria, management has determined that, as of December 31, 2017, our internal control over financial reporting was effective.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the exemption provided to issuers that are not “large accelerated filers” nor “accelerated filers” under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and positions of our executive officers and directors.

NAME	Age	POSITION	DATES OF SERVICE
Eli Walles	37	Chairman of the Board	September 2013 – Present
Ronen Luzon	47	Chief Executive Officer and Director	September 2013 – Present
Or Kles	35	Chief Financial Officer	May 2016 – Present
Billy Pardo	42	Chief Product Officer	May 2014 – Present
Oded Shohan	33	Chief Technology Officer	May 2014 – Present
Oron Branitzky	59	Independent director	March 2017 - Present
Oren Elmaliah	34	Independent director	May 2017 – Present
Arik Kaufman	37	Independent director	June 2017 – Present

The business background and certain other information about our directors and executive officers is set forth below:

Ronen Luzon — Founder, Director & Chief Executive Officer

Since 2006, Ronen Luzon has served as Chief Executive Officer and founder of Malers Ltd., a company in the global security solutions market and provides technological solutions for integrated communication infrastructures, security and control systems. Prior to Malers Ltd., he held several senior marketing, sales management and professional services positions in a variety of international high tech companies including, but not limited to, VP marketing of GA Tech and Professional Services Manager of Eldat Communication. Mr. Luzon graduated from Middlesex University in London with a B.S. in IT and Business Information Systems. We believe that Mr. Luzon is qualified to serve as a member of our Board because of his more than 20 years of experience in the technology sector.

Or Kles — Chief Financial Officer

Or Kles is a certified public accountant with a broad, diverse financial background. From May 2013 until April 2016 he served as Assistant Controller of Shikun and binui- Solel boneh infrastructure LTD and from December 2010 until May 2013 he served as an Associate at KPMG. Or holds an MBA and a B.A. in Business Management and Accounting (specializing in financing) from Hamaslool Ha’akademi shel Hamichlala Leminhal. Mr. Kles is a certificate public accountant in Israel.

Oded Shoshan — Chief Technology Officer

Since 2012 Oded Shoshan has served as the founder and Chief Executive Officer of MonkeyTech Ltd., a company that provides design, development and characterization of mobile applications. From November 2009 until March 2012, Mr. Shoshan served as Software Engineer Team Lead of One Technology Pty Ltd. In addition, from August 2003 until October 2009 Mr. Shoshan served as Software engineer of in the Israel Defense Forces, in the elite Data Center & Information Systems Unit (Mamram) and as officer in the computer division of the Israeli Air Force. Mr. Shoshan holds a B.A. in cinema from Tel Aviv University.

Billy Pardo — Chief Product Officer

From April 2010 until August 2013, Billy Pardo served as Senior Director of Product Management of Fourier Education. Among her areas of expertise are launching products from the concept to the successful delivery in various methodologies, including Fourier Education’s award-winning einstein™ Science Tablet. From August 2008 until April 2010, Mrs. Pardo served as Project Manager of Time to Know, and from June 2007 until September 2008 she served as Product Marketing Manager of RiT Technologies. From November 2005 until February 2007 Mrs. Pardo served as Product Manager of Pricer AB and from January 2001 until January 2005 she served as R&D Team Leader at Pricer AB. From January 1999 until July 2001, Mrs. Pardo served as Software Engineer at Eldat Communication Ltd., and from 1996 until 1999 she served as QA Engineer as NICE Systems. Mrs. Pardo received an MBA from The Interdisciplinary Center and a B.A. in computer science from The Academic College of Tel-Aviv, Yaffo.

Mr. Eli Walles — Chairman of the Board

From January 2010 until February 2014, Eli Walles served as the Marketing Manager of MS Berlin GMBH, a real estate investment company. We believe that Mr. Walles is qualified to serve as a member of our Board because of his experience in various transactions and his involvement in the Company’s business since its inception.

Mr. Oron Branitzky — Director

Oron Branitzky, has vast experience in retail technology. Since November 2017, Mr. Branitzky has served as Global Retail Business Development at Superup, and from January 2007 until December 2014 he served as Vice President of Sales and Marketing at Pricer AB. Pricer provides in-store, digital, shelf-edge solutions that enhance both store performance and the shopping experience. Mr. Branitzky built and managed a network of system integrators, resellers and subsidiaries in Europe, North America & Asia bringing the company to annual revenues of approximately $100 million. From October 1997 until December 2006, Mr. Branitzky has served as VP Marketing and Sales at Eldat Communication and from March 1994 until September 1997 he served as VP Marketing and Sales of Sarin Technologies Ltd. Since January 2015, Mr. Branitzky has served as Chairman of the Board of WiseShelf Ltd. , and from May 2015 until March 2016, Mr. Branitzky served as an advisory board member of ciValue. Mr. Branitzky received a B.S. from the Hebrew University of Jerusalem and an MBA in International Marketing from Tel Aviv University. We believe that Mr. Branitzky is qualified to serve as a member of our Board because of his more than 20 years of experience in managing the sales of hi-tech solutions to retailers across the globe.

Oren Elmaliah – Director

In September 2015, Oren Elmaliah founded Accounting Team IL and has acted as Account Manager since then. Accounting Team IL is a financial consultancy and service provider to public companies traded in Israel and abroad. Since February 2017, Mr. Elmaliah has served as controller of BioBlast Pharma, and since January 2017 he has served as Chief Financial Officer of Presstek Israel. In addition, since September 2015, Mr. Elmaliah has served has as an Israel Authorities Reporting Officer of LG Electronics Israel since September 2015 he has served as Local Financial Report Consultant of Chiasma. From July 2011 until August 2015, Mr. Elmaliah has served as CPA, Financial Director of CFO Director Ltd and from June 2010 until July 2011 he served as Risk Management Consultant of RSM International Limited. Mr. Elmaliah holds a B.A in accounting/economics and a Msc. in finance/accounting from Tel Aviv University, Israel. He is a licensed Certified Public Accountant in Israel. We believe that Mr. Elmaliah is qualified to serve as a member of our Board because of his vast finance experience and public company management and administration his experience in the fields of finance, accounting, and financial regulation.

Arik Kaufman – Director

Mr. Kaufman is an attorney specializing in the fields of commercial law, corporate law and capital markets and runs his own law office in Israel. He holds a vast experience in the fields of financial reporting and financial regulation. Since September 2017, Mr. Kaufman serves as VP Business Development of Mor Research Applications and since November 2016 he has served as General Legal Counsel of Mor Research Applications. From December 2008 until March 2016, Mr. Kaufman served as a lawyer at Victor Tshuva and Co., Mr. Kaufman conducted his internship at Baratz, Horn and Co from 2007 until 2008. From January 2003 until January 2007, Mr. Kaufman served as Call Center Shift Manager/Oracle CRM Implementation Team at Comverse Technology, Inc. Since February 2018, Mr. Kaufman has served as a director of Ophectra Real Estate & Investments Ltd (“Ophectra”), since January 2018, Mr. Kaufman has served as an external director of TechnoPlus Ventures (“TechnoPlus”) and since May 2016 he serves as a director of BGI Investments 1961 Ltd (“BGI”). In addition, since May 2016, Mr. Kaufman serves as the chairman of the audit committee of BGI, since January 2018 he has served as a member of the audit committee of TechnoPlus and since February 2018 he serves as a member of the compensation committee of Ophectra. Mr. Kaufman holds an LLB in Law from the Interdisciplinary Center, Herzliya, and is admitted to the Israeli Bar. We believe that Mr. Kaufman is qualified to serve as a member of our Board based upon his experience of assisting with the completion of numerous venture capital financings, mergers, acquisitions, strategic relationships. In addition, he has served and as a member of the board of various publicly traded companies, including companies that operate in the same industry as us.&

Family Relationships

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

Committees of the Board

Audit Committee

The Company’s audit committee, is comprised of Oron Branitzky, Oren Elmaliah and Arik Kaufman. Mr. Elmaliah serves as Chairman of the audit committee The audit committee acts under a written charter, which more specifically sets forth its responsibilities and duties, as well as requirements for the audit committee’s composition and meetings. The audit committee charter is available on the Company’s website www.mysizeid.com.

Our audit committee charter details the principal functions of the audit committee, including:

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

The Board has determined that each member of the audit committee is “independent,” as that term is defined by applicable SEC rules. In addition, the Board has determined that each member of the audit committee is “independent,” as that term is defined by the rules of the Nasdaq Stock Market.

The Board has determined that Mr. Oren Elmaliah is an “audit committee financial expert” serving on its audit committee, and is independent, as the SEC has defined that term in Item 407 of Regulation S-K.

The audit committee met on 6 occasions during the fiscal year ended December 31, 2017. Each of the members of the audit committee attended at least 75% of the meetings held by the audit committee during the time such directors served as a member of the committee.

Compensation Committee

The Company’s compensation committee consists of Oron Branitzky, Oren Elmaliah and Arik Kaufman. Mr. Branitzky serves as Chairman of the compensation committee. The compensation committee acts under a written charter, which more specifically sets forth its responsibilities and duties, as well as requirements for the compensation committee’s composition and meetings. The compensation committee charter is available on the Company’s website www.mysizeid.com.

Our compensation committee charter details the principal functions of the compensation committee, including:

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

The Board has determined that all of the members of the compensation committee are “independent” as that term is defined by the rules of the Nasdaq Stock Market.

The compensation committee met on 2 occasions during the fiscal year ended December 31, 2017. Each of the members of the compensation committee attended at least 75% of the meetings held by the compensation committee during the time such directors served as a member of the committee.

Governance and Nominations Committee

The members of the corporate governance and nominations committee are Oron Branitzky, Oren Elmaliah and Arik Kaufman. Mr. Kaufman serves as Chairman of the corporate governance and nominations committee. The governance and nominations committee will be responsible for overseeing the selection of persons to be nominated to serve on our Board. The governance and nominations committee acts under a written charter, which more specifically sets forth its responsibilities and duties, as well as requirements for the governance and nominations committee’s composition and meetings. The governance and nominations committee charter is available on the Company’s website www.mysizeid.com.

The Board has determined that all of the members of the governance and nominations committee are “independent” as that term is defined by the rules of the Nasdaq Stock Market.

The governance and nominations committee develops, recommends and oversees implementation of corporate governance principles for the Company and considers recommendations for director nominees. The governance and nominations committee also considers stockholder recommendations for director nominees that are properly received in accordance with applicable rules and regulations of the SEC. Our stockholders that wish to nominate a director for election to the Board should follow the procedures set forth in our bylaws.

The governance and nominations committee will consider persons identified by its members, management, stockholders, investment bankers and others. The guidelines for selecting nominees, which are specified in the nominating committee charter, generally provide that persons to be nominated:

●	should be accomplished in his or her field and have a reputation, both personal and professional, that is consistent with our image and reputation;

●	should have relevant experience and expertise and would be able to provide insights and practical wisdom based upon that experience and expertise; and

●	should be of high moral and ethical character and would be willing to apply sound, objective and independent business judgment, and to assume broad fiduciary responsibility.

The governance and nominations committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The governance and nominations committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of Board members. The nominating committee will not distinguish among nominees recommended by stockholders and other persons.

The governance and nominations committee met on 3 occasions during the fiscal year ended December 31, 2017. Each of the members of the governance and nominations attended at least 75% of the meetings held by the governance and nominations during the time such directors served as a member of the committee.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely upon a review of Forms 3, 4, and 5 furnished to us during the fiscal year ended December 31, 2017, we believe that the directors, executive officers, and greater than 10% beneficial owners have complied with all applicable filing requirements during the fiscal year ended December 31, 2017, except the initial Form 3s filed by Oren Elmaliah, Arik Kaufman and Oron Branitzky.

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

Changes in Nominating Procedures

None.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following sets forth the compensation paid by My Size, Inc. to our principal executive officers, during the year ended December 31, 2017 and December 31, 2016.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($) (1)

Ronen Luzon	2017	163,000	0	0	31,000	0	194,000
Chief Executive Officer, Secretary and Treasurer	2016	77,000	0	0	0	0	77,000

Billy Pardo	2017	152,000	0	0	31,000	0	183,000
Chief Product Officer	2016	119,000	0	0	0	0	119,000

Eli Walles	2017	156,000	0	0	66,000	0	222,000
Chairman of the Board	2016	115,000	0	0	-	0	115,000

Narrative disclosure to Summary Compensation Table

(1)	The exchange rate is determined on the last day of the Company’s fiscal year. As such, all New Israeli Shekel, or NIS, amounts have been translated into U.S. dollars at the December 31, 2017 noon buying rate in the City of New York for cable transfers of NIS as certified for customs purposes by the Federal Reserve Bank of New York, being$1.00 = NIS 3.467 ($1.00=NIS 3.845 at the December 31, 2016).

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding option awards held by each of our named executive officers that were outstanding as of December 31, 2017.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date

Ronen Luzon - Chief Executive Officer	-	150,000	1.21	$24/7/2022

Billy Pardo- Chief Product Officer	-	150,000	1.21	$24/7/2022

Eli Walles – Chairman of the Board	-	300,000	1.21	$24/7/2022

The following table sets forth compensation information for our non-employee directors for the year ended December 31, 2017.

Name	Fees earned or paid in cash ($)	Option awards ($)(1)	Total ($)(2)
Oren Elmalih(3)	9,520	565	10,085
Oron Barnitzky(4)	11,493	565	12,058
Arik Kaufman(5)	7,542	565	8,107

Narrative disclosure to Director Compensation Table

(1)

Amounts in this column represent the grant date fair value of options granted to the non-employee directors during 2017, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, which is referred to herein as FASB ASC Topic 718. These amounts do not necessarily correspond to the actual value that may be realized by the non-employee directors. The assumptions made in valuing the options reported in this column are discussed in Note 10 to our financial statements for the year ended December 31, 2017.

(2)	The exchange rate is determined on the average of the Company’s fiscal year. As such, all New Israeli Shekel, or NIS, amounts have been translated into U.S. dollars as at the year ended December 31, 2017, buying rate in the City of New York for cable transfers of NIS as certified for customs purposes by the Federal Reserve Bank of New York, being US1.00 = NIS 3.600

(3)	Mr. Elmalih’s 2017 compensation consisted of $9,368 per annum and $298 per meeting (33,726 NIS per annum plus 1,072 NIS per meeting).
(4)	Mr. Branitzky’s 2017 compensation consisted of $9,368 per annum and $298 per meeting (33,726 NIS per annum plus 1,072 NIS per meeting).
(5)	Mr. Kaufman’s 2017 compensation consisted of $9,368 per annum and $298 per meeting (33,726 NIS per annum plus 1,072 NIS per meeting).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of shares of our common stock as of March 19, 2018 by (i) each person known to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, (iii) each of our named executive officers and (iv) all of our directors and executive officers as a group. Except as otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable.

Beneficial Owner(1)	Shares of Common Stock Beneficially Owned		Percentage(2)
Shoshana Zigdon	3,500,000		12%
Named executive officers and directors:
Eliyahu Walles	300,000	(3)	1.02%
Ronen Luzon	2,055,950	(4)	6.98%
Or Kles	56,666	(5)	*
Billy Pardo	2,055,950	(6)	6.98%
Oded Shoshan	45,000	(7)	*
Arik Kaufman	0	(8)	0%
Oren Elmaliah	0	(9)	0%
Oron Branitzky	0	(10)	0%
All Executive Officers and Directors as a Group (8 persons)	2,457,616		8.23%

*	less than 1%

(1)	The address of each person is c/o My Size, Inc., 3 Arava St., pob 1026, Airport City, Israel 7010000 unless otherwise indicated herein.
(2)	The calculation in this column is based upon 29,145,927 shares of common stock outstanding on March 19, 2018. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the subject securities. Shares of common stock that are currently exercisable or exercisable within 60 days of March 19, 2018 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage beneficial ownership of such person, but are not treated as outstanding for the purpose of computing the percentage beneficial ownership of any other person.
(3)	Includes options to purchase up to 300,000 shares of the Company’s common stock.
(4)	Includes (i) 1,755,950 shares of common stock, (ii) options to purchase up to 150,000 shares of the Company’s common stock and (iii) options to purchase up to 150,000 shares of the Company’s common stock which are held by Billy Pardo, Ronen Luzon’s spouse. Mr. Luzon may be deemed to beneficially hold the securities of the Company held by Mrs. Pardo.
(5)	Includes an option to purchase 56,666 shares of the Company’s common stock. Excludes an option to purchase up to 28,334 shares of the Company’s common stock which vest in full on May 1, 2019.
(6)	Includes (i) options to purchase up to 150,000 shares of the Company’s common stock, (ii) 1,755,950 shares of common stock which are held by Ronen Luzon, Billy Pardo’s spouse and (iii) options to purchase up to 150,000 shares of the Company’s common stock which are held by Ronen Luzon, Billy Pardo’s spouse. Mrs. Pardo may be deemed to beneficially hold the securities of the Company held by Mr. Luzon.
(7)	Includes options to purchase up to 45,000 shares of the Company’s common stock.
(8)	Excludes options to purchase up to 10,000 shares of the Company’s common stock which vest in full on July 24, 2018.
(9)	Excludes options to purchase up to 10,000 shares of the Company’s common stock which vest in full on July 24, 2018.
(10)	Excludes options to purchase up to 10,000 shares of the Company’s common stock which vest in full on July 24, 2018.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our Chief Technology Officer, Oded Shoshan, is compensated pursuant to a technology consulting agreement between the Company and Monkeytech Ltd. Mr. Shoshan is the chief executive officer and owner of Monkeytech Ltd. Mr. Shoshan owns less than 50% of Monkeytech Ltd. In 2017 and 2016, the Company paid Monkeytech, Ltd. approximately $84,000 and $118,000, respectively in consulting fees. In addition, as disclosed in Item 12 above, in 2017, Oded Shoshan was granted options to purchase up to 45,000 shares of the Company’s common stock.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed by Somekh Chaikin as described below:

Fee Category	2017	2016
Audit Fees	91,220	35,000
Audit-Related Fees	-	-
Tax Fees	21,222	-
All Other Fees	7,000	-
Total Fees	119,442	35,000

Audit Fees:   Audit Fees consist of fees billed for professional services performed by Somekh Chaikin for the audit of our annual financial statements, the review of interim consolidated financial statements, and related services that are normally provided in connection with registration statements, including the registration statement for S-1 and S-3.

Audit-Related Fees:   Audit Related Fees may consist of fees billed by an independent registered public accounting firm for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees:   Tax Fees may consist of fees for professional services, including tax consulting and compliance performed by an independent registered public accounting firm.

All Other Fees:   There were no such fees incurred by the Company in the fiscal years ended December 31, 2017 and December 31, 2016.

Pre-Approval Policies and Procedures

In accordance with the Sarbanes-Oxley Act of 2002, as amended, our audit committee charter requires the audit committee to pre-approve all audit and permitted non-audit services provided by our independent registered public accounting firm, including the review and approval in advance of our independent registered public accounting firm’s annual engagement letter and the proposed fees contained therein. The audit committee has the ability to delegate the authority to pre-approve non-audit services to one or more designated members of the audit committee. If such authority is delegated, such delegated members of the audit committee must report to the full audit committee at the next audit committee meeting all items pre-approved by such delegated members. In the fiscal years ended December 31, 2017 and December 31, 2016 all of the services performed by our independent registered public accounting firm were pre-approved by the audit committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

The financial statements required by this Item are included beginning at page F-1.

(b)	Exhibits

EXHIBIT INDEX

(b) Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of My Size, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Form on Form 8-K filed on March 23, 2017)

3.2	Amended and Restated By-Laws of My Size, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on March 4, 2016)

3.3	Amendment to Amended and Restated Certificate of Incorporation of My Size, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 20, 2018)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3/A filed on November 14, 2016)

4.2	Form of Common Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A filed on December 18, 2017)

10.1	My Size, Inc. 2017 Equity Incentive Plan (incorporated by reference as an exhibit to the Company’s Definitive Proxy Statement on Schedule DEF 14A filed on March 2, 2017)

10.2	My Size, Inc. 2017 Consultant Equity Incentive Plan (incorporated by reference as an exhibit to the Company’s Definitive Proxy Statement on Schedule DEF 14A filed on March 2, 2017)

10.3	Form of Securities Purchase Agreement (incorporated by reference as Exhibit 99.1 to the Company’s Registration Statement on Form S-3 filed on September 20, 2016)

10.4	Form of Warrant (incorporated by reference as Exhibit 99.3 to the Company’s Registration Statement on Form S-3 filed on September 20, 2016)

10.5	Cooperation Agreement between My Size and In Situ S.A. dated as of November 7, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed on March 4, 2016)

10.6	Purchase Agreement between My Size, Inc. and Shoshana Zigdon dated as of February 16, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed on March 4, 2016)

Exhibit Number	Description
10.7	Contract for Services Regarding the Preparation of Public Funding Applications between My Size, Inc. and PNO Polska Sp. z o.o. dated as of February 1, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed on April 14, 2017)

10.8	Form of Securities Purchase Agreement dated February 13, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-3 filed on March 3, 2017)

10.9	Warrant issued to Longside Ventures LLC dated February 22, 2017 (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 filed on March 3, 2017)

10.10	Technology and License Agreement dated as of March 4, 2016 between My Size, Inc. and LSY International, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 7, 2016).

10.11	Form of Securities Purchase Agreement dated August 16, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 22, 2017)

10.12	Form of Securities Purchase Agreement dated August 16, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 22, 2017)

10.13	Form of Securities Purchase Agreement dated October 26, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 27, 2017)

10.14	Form of Warrant issued October 30, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 27, 2017)

10.15	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed on December 19, 2017)

10.16	Form of Leak-Out Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20, 2017)

10.17	Form of Leak-Out Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 1, 2018)

10.18	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 1, 2018)

21.1*	List of Subsidiaries

23.1*	Consent of Somekh Chaikin

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Schema
101.CAL**	XBRL Taxonomy Calculation Linkbase
101.DEF**	XBRL Taxonomy Definition Linkbase
101.LAB**	XBRL Taxonomy Label Linkbase
101.PRE**	XBRL Taxonomy Presentation Linkbase

* filed herewith.

** furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 21st day of March, 2018.

MY SIZE, INC.

/s/ Ronen Luzon
Ronen Luzon Chief Executive Officer (Principle Executive Officer)

/s/ Or Kles
Or Kles
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronen Luzon	Chief Executive Officer and Director	March 21, 2018
Ronen Luzon	(Principle Executive Officer)

/s/ Or Kles	Chief Financial Officer	March 21, 2018
Or Kles	(Principal Financial and Accounting Officer)

/s/ Eli Walles	Chairman of the Board of Directors	March 21, 2018
Eli Walles

/s/ Oren Elmaliah	Director	March 21, 2018
Oren Elmaliah

/s/ Arik Kaufman	Director	March 21, 2018
Arik Kaufman

/s/ Oron Branitzky	Director	March 21, 2018
Oron Branitzky

