Form 10-Q
period 2018-03-31
My Size, Inc.
filed 2018-05-11
CIK 1211805

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 11, 2018, 29,552,667 shares of common stock, par value $0.001 per share were issued and outstanding.

MY SIZE, INC.

INDEX TO FORM 10-Q FILING

FOR THE THREE MONTHS ENDED MARCH 31, 2018

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

My Size Inc. and Subsidiaries

Condensed Consolidated

Interim

Financial Statements

As of March 31, 2018

(unaudited)

U.S. Dollars in Thousands

1

My Size, Inc. and its subsidiaries

Condensed Consolidated Interim Financial Statements as of March 31, 2018 (Unaudited)

Contents

Page

Condensed Consolidated Interim Balance Sheets	3

Condensed consolidated Interim Statements of Comprehensive Loss	4

Condensed Consolidated Interim Statements of Stockholders’ Equity (Deficit)	5-6

Condensed Consolidated Interim Statements of Cash flows	7

Notes to Condensed Consolidated Interim Financial Statements	8-14

My Size, Inc. and its subsidiaries

Condensed Consolidated Interim Balance Sheets

U.S. dollars in thousands (except share data and per share data)

	March 31	December 31
	2018	2017
	(Unaudited)	(Audited)
	$ thousands	$ thousands
Assets
Current Assets:
Cash and cash equivalents	9,395	1,802
Other receivables and prepaid expenses	100	381
Restricted cash	69	70
Total current assets	9,564	2,253

Investment in marketable securities	282	98
Property and equipment, net	59	67
	341	165

Total assets	9,905	2,418

Liabilities and stockholders’ equity
Current liabilities:
Short-term loan	-	558
Trade payables	221	245
Accounts payable	415	336
Warrants, derivatives and stock based compensation liabilities	4,307	2,431

Total current liabilities	4,943	3,570

COMMITMENTS AND CONTINGENCIES
Shareholders’ equity (deficit):
Stock Capital -
Common stock of $ 0.001 par value - Authorized: 100,000,000 and 50,000,000 shares respectively; Issued and outstanding: 29,145,927 and 22,238,745 respectively	29	22
Additional paid-in capital	27,698	16,008
Accumulated other comprehensive loss	(294)	(134)
Accumulated deficit	(22,471)	(17,048)

Total shareholders’ equity (deficit)	4,962	(1,152)
Total liabilities and shareholders’ equity	9,905	2,418

The accompanying notes are an integral part of the condensed consolidated financial statements.

My Size, Inc. and its subsidiaries

Condensed Consolidated Interim Statements of Comprehensive Loss

U.S. dollars in thousands (except share data and per share data)

	Three months ended March 31		Year ended
	2018	2017	December 31
	(Unaudited)	(Unaudited)	2017
	$ thousands	$ thousands	$ thousands
Operating expenses
Research and development	265	207	845
Marketing, general and administrative	1,612	879	4,765

Total operating expenses	1,877	1,086	5,610
Operating loss	(1,877)	(1,086)	(5,610)
Financial (expense) income, net	(3,546)	(308)	206

Net loss	(5,423)	(1,394)	(5,404)

Other comprehensive (loss) income:

Gain on available for sale securities	-	93	93
Foreign currency translation differences	(160)	(5)	(32)

Total comprehensive loss	(5,583)	(1,306)	(5,343)

Basic and diluted loss per share	(0.20)	(0.08)	(0.30)

Basic and diluted weighted average number of shares outstanding	27,387,726	17,525,359	17,874,827

The accompanying notes are an integral part of the interim condensed consolidated financial statements

My Size, Inc. and its subsidiaries

Condensed Consolidated Interim Statements Shareholders’ Equity (Deficit) (Unaudited)

U.S. dollars in thousands (except share data and per share data)

	Common stock			Additional paid-in	Accumulated other comprehensive	Accumulated	Total Shareholders’ Equity
	Number	Amount		capital	loss	Deficit	(deficit)

Balance as of January 1, 2018	22,238,745	22		16,008	(134)	(17,048)	(1,152)

Stock-based compensation related to employees	-	-		96	-	-	96
Issuance of shares to consultants	164,000	(*	)	135	-	-	135
Total comprehensive loss	-	-		-	(160)	(5,423)	(5,583)
Exercise of warrants and options	3,513,182	4		7,915	-	-	7,919
Issuance and receipts on account of shares, net of issuance cost of $351	3,230,000	3		3,544	-	-	3,547
Balance as of March 31, 2018	29,145,927	29		27,698	(294)	(22,471)	4,962

(*) Represent an amount less than $1.

The accompanying notes are an integral part of the interim condensed consolidated financial statements

My Size, Inc. and its subsidiaries

Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity (Deficit)

U.S. dollars in thousands (except share data and per share data)

	Common stock			Additional paid-in	Available	Accumulated other Comprehensive	Accumulated	Total Stockholders’
	Number	Amount		capital	for sale	loss	Deficit	equity

Balance as of January 1, 2017	17,405,359	17		13,347	(93)	(102)	(11,644)	1,525

Total comprehensive loss	-	-		-	93	(5)	(1,394)	(1,306)
Stock-based compensation related to options granted to consultants	-	-		997	-	-	-	997
Issuance and receipts on account of shares	200,000	(*	)	400	-	-	-	400
Balance as of March 31, 2017	17,605,359	17		14,744	-	(107)	(13,038)	1,616

(*) Represent an amount less than $1.

	Common stock			Additional paid-in	Available	Accumulated other comprehensive	Accumulated	Total stockholders’ equity
	Number	Amount		capital	for sale	loss	Deficit	(deficit)

Balance as of December 31, 2016	17,405,359	17		13,347	(93)	(102)	(11,644)	1,525

Stock-based compensation related to options granted to employees	-	-		185	-	-	-	185
Issuance of shares to consultants	159,100	(*)		147	-	-	-	147
Total comprehensive loss	-	-		-	93	(32)	(5,404)	(5,343)
Liability reclassified to equity	80,358	(*	)	60	-	-	-	60
Issuance and receipts on account of shares, net of issuance cost of $360	4,593,928	5		2,269	-	-	-	2,274

Balance as of December 31, 2017	22,238,745	22		16,008	-	(134)	(17,048)	(1,152)

(*) Represent an amount less than $1.

The accompanying notes are an integral part of the interim condensed consolidated financial statements

My Size, Inc. and its subsidiaries

Condensed Consolidated Interim Statements of Cash Flows

	Three-Months Ended March 31,		Year ended December
	2018	2017	2017
	$ thousands (Unaudited)	$ thousands (Unaudited)	$ thousands (Audited)

Cash flows from operating activities:

Net loss	(5,423)	(1,394)	(5,404)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	8	7	30
Amortization of warrant, convertible loans and Derivative	3,874	(29)	(829)
Interest Payment of short term loan	(192)	-	(323)
Revaluation of investment in marketable securities	(188)	340	623
Stock based compensation- equity	231	39	332
Stock based compensation- liability	434	-	1,297
Change in embedded derivative and warrants	-	(6)	127
Decrease (increase) in receivables and prepaid expenses	2	(8)	16
Decrease in trade payable	(22)	(54)	(9)
Increase in accounts payable	84	93	-

Net cash used in operating activities	(1,192)	(1,012)	(4,140)

Cash flows from investing activities:

Purchase of property and equipment	(1)	(3)	(16)

Net cash used in investing activities	(1)	(3)	(16)

Cash flows from financing activities:
Proceeds from exercise of warrants	3,626	-	-
Repayment of short term loan	(555)		(260)
Proceeds from issuance of shares, warrants, short term loan and convertible loan	5,923	1,349	6,192

Net cash provided by financing activities	8,994	1,349	5,932

Effect of exchange rate fluctuations on cash and cash equivalents	(209)	(5)	-

Increase in cash, cash equivalents and restricted cash	7,592	329	1,776
Cash, cash equivalents and restricted cash at the beginning of the period	1,872	96	96

Cash, cash equivalents and restricted cash at the end of the period	9,464	425	1,872

Non cash transactions
Exercise of warrants and share based payment liability to equity	4,293	-	60
Non cash share base payments	-	958	-

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

My Size, Inc. and its subsidiaries

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

U.S. dollars in thousands (except share data)

Note 1 – General

a.	My Size Inc. along with its subsidiaries (collectively, the “Company”) is developing unique measurement technologies based on algorithms with applications in a variety of areas, including the apparel e-commerce market, the courier services market and the to Do It Yourself (“DIY”) smartphone and tablet apps market. The technology is driven by several patent and patent-pending algorithms which are able to calculate and record measurements in a variety of novel ways.

b.

During the reported periods, the Company has incurred significant losses and negative cash flows from operations and accumulated loss of $22,471. The Company has financed its operations mainly through the sale of debt and equity securities.

Management’s plans contemplate that the cash in hand will be sufficient to meet its obligations for a period which is longer than 12 months.

Note 2 - Significant Accounting Policies

a.	Unaudited condensed consolidated financial statements:

The accompanying unaudited condensed consolidated interim financial statements included herein have been prepared by the Company in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements are comprised of the financial statements of the Company. In management’s opinion, the interim financial data presented includes all adjustments necessary for a fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by U.S. generally accepted accounting principles (“GAAP”) has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2018.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2017.

b.	Use of estimates:

The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates.

My Size, Inc. and its subsidiaries

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 2 - Significant Accounting Policies (cont’d)

c.	Impact of recently adopted accounting standard:

1.	In January 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2016-01 (ASU 2016-01) “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 amends various aspects of the recognition, measurement, presentation, and disclosure for financial instruments. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, with other amendments related specifically to equity securities without readily determinable fair values applied prospectively. ASU 2016-01 is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2017.

The Company adopted this guidance during the three month period ended March 31, 2018 and recorded a gain of $188 for changes in the fair value of the investment in marketable securities in the statements of comprehensive loss in operating expenses and not as other comprehensive income.

2.	In November 2016, the FASB issued guidance on the treatment of restricted cash in the statements of cash flows. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The guidance is effective for the fiscal year beginning on January 1, 2018, including interim periods within that year (early adoption is permitted).

The Company adopted this guidance retrospectively during the three months ended March 31, 2018. During the three month period ended March 31, 2018 and 2017 and the year ended December 31, 2017, restricted cash balances in the amount of $69, $66 and $70, respectively, were presented in the statement of cash flows as cash and cash equivalents.

3.	In January 2016, the FASB issued guidance which updates certain aspects of recognition, measurement, presentation and disclosure of equity investments. The guidance requires entities to recognize changes in fair value in net income rather than in accumulated other comprehensive income. The Company adopted this guidance during the three months ended March 31, 2018. The adoption did not have a material impact on the Company's consolidated financial statements.

4.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which provides guidance on several issues related to cash flows classifications.

The Company implemented this guidance retrospectively for the three month period ended March 31, 2018 according to which the payment of a principal short term loan was classified in the statement of cash flows to cash flow from financing activities and the interest related to the debt was classified in the statements of cash flows to cash flows from operating activities.

During the three month period ended March 31, 2018 and 2017 and for the year ended December 31, 2017, interest on short term loan was classified in the statements of cash flows to cash flow from operating activities in the amount of $192, $0 and $323, respectively.

My Size, Inc. and its subsidiaries

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 3 - Financial Instruments

Fair value of financial instruments:

Accounting Standards Codification ("ASC") 820, Fair Value Measurements and Disclosures, relating to fair value measurements, defines fair value and established a framework for measuring fair value. ASC 820 fair value hierarchy distinguishes between market participant assumptions developed based on market data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, essentially an exit price. In addition, the fair value of assets and liabilities should include consideration of non-performance risk, which for the liabilities described below includes the Company’s own credit risk.

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

The Company holds shares in Diamante Minerals Inc, a publicly-traded company which are classified as available-for-sale equity securities. The marketable securities have readily determinable fair market values that are calculated based on the share price in the measurement date and ranked as Level 1 assets.

	March 31, 2018
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial assets

Investment in marketable securities (*)	282	-	-

My Size, Inc. and its subsidiaries

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 3 - Financial Instruments (cont’d)

	March 31, 2018
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial liabilities

Warrants, Derivative and stock based compensation liabilities	-	4,307	-

	December 31, 2017
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial assets

Investment in marketable securities (*)	98	-	-

	December 31, 2017
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial liabilities

Warrants, Derivative and stock based compensation liabilities	-	2,431	-

(*) For the three month period ended March 31, 2018 and 2017 the recognized gain (loss) (based on quoted market prices) of the marketable securities was $188 and ($340), respectively (for the twelve months ended December 2017 $(623)).

My Size, Inc. and its subsidiaries

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 4 - Stock Based Compensation

The stock based expense recognized in the financial statements for services received from non-employees is related to Marketing, General and Administrative expenses and shown in the following table:

	Three months ended March 31		Year ended December 31,
	2018	2017	2017

Stock-based compensation expense - equity awards	231	39	332
Stock-based compensation expense - liability awards	434	-	1,297

	665	39	1,629

Option issued to consultants

a.

Further to Note 10a of the Annual Report on Form 10-K for the year ended December 31, 2017:

During the three month period ended March 31, 2018, costs in the sum of $1 (2017: $7) were recorded by the Company as share-based expenses. As of March 31, 2018 and December 31, 2017 the Company recorded a liability to pay the balance of the consideration in the sum of $107 and $126, respectively, according to the fair value of the liability.

Subsequent to March 31, 2018 the Company issued to Consultant1 an additional 82,368 shares of common stock of the Company and as of the date of this report, the Company has no additional obligation to Consultant1.

b.

Further to Note 10b of the Annual Report on Form 10-K for the year ended December 31, 2017:

During January 2018, options to purchase up to 781,838 shares of common stock of the Company were exercised for proceeds of $1,314.

c.

In January 2018, the Company engaged a consultant (“Consultant6”) to provide strategic consulting and investor relations services. The agreement with such consultant is for a period of 12 months In consideration for consulting services, the Company agreed to pay a monthly fee of $5 and to issue to Consultant6 99,000 shares of common stock of the Company in three tranches of 33,000 each, with each tranche vesting on the first day of January, April and August 2018. The issuance of the shares under the agreement was subject to the receipt of all the approvals required by the laws applicable to the Company, including approvals by The Nasdaq Capital Market and the Tel Aviv Stock Exchange, and the approval of the Company’s shareholders to increase the reserve pursuant to the Company’s 2017 Consultant Equity Incentive Plan. The increase in reserve pursuant to the Company’s 2017 Consultant Equity Incentive Plan was approved by the Company’s shareholders on February 12, 2018 at the Company’s Special Meeting of Stockholders.

During the three month period ended March 31, 2018, costs in the sum of $35 were recorded by the Company as stock-based equity- awards.

My Size, Inc. and its subsidiaries

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 4 - Stock Based Compensation (cont’d)

d.

In February 2018, the Company engaged a consultant (“Consultant7”) to provide consulting related to investor relations. For such services, the Company agreed to issue to Consultant7 65,000 shares of common stock of the Company. The issuance of the shares will be as follows: 50,000 shares shall vest upon the effective date of the agreement and 15,000 shares shall vest three month after the effective date of the agreement.

During the three month period ended March 31, 2018, costs in the sum of $18 were recorded by the Company as stock-based equity- awards.

e.

In October 2017, the Company engaged three consultants (“Consultants”) to provide services to the Company including promoting the company's products and services to increase sales. For such consulting services, the Company agreed to issue to each of the Consultants options to purchase 50,000 shares of the Company’s common stock at exercise prices $2.00 per share. The options shall vest quarterly in four equal installments every three months. The options shall terminate 18 months from their respective vesting dates. The issuance of the options under the agreement was subject to the receipt of all the approvals required by the laws applicable to the Company, including approvals by The Nasdaq Capital Market and the Tel Aviv Stock Exchange and the approval of the Company’s shareholders to increase the reserve pursuant to the Company’s 2017 Consultant Equity Incentive Plan. The increase in reserve pursuant to the Company’s 2017 Consultant Equity Incentive Plan was approved by the Company’s shareholders on February 12, 2018 at the Company’s Special Meeting of Stockholders.

During the three month period ended March 31, 2018, costs in the sum of $46 were recorded by the Company as stock-based liability- awards.

Stock Option Plan for employees

In March 2017, the Company adopted the 2017 Equity Incentive Plan (the “Plan”) pursuant to which the Company’s Board of Directors may grant stock options to officers and key employees. Up to 3,000,000 options may be granted to directors, officers and employees under the Plan. Stock options are granted at an exercise price equal the fair market value of the Company’s stock at the date of grant.

During the three month period ended March 31, 2018, no options were granted, 26,666 options were exercised and 15,500 options expired.

The total stock option compensation expense in the three month period ended March 31, 2018 recorded in the research and development and marketing expenses and general and administrative expenses were $27 and $69, respectively.

Note 5 - Contingencies and Commitments

a.

Further to Note 12c to the Annual Report on Form 10-K for the year ended December 31, 2017:

On January 25, 2018, the court rendered the settlement agreement (the “Settlement Agreement”) between the parties a status of a judgment. On January 30, 2018, the plaintiff informed the Company that all the Original Shares and the New Shares, were sold for an aggregate of NIS1,061,533 ($302,087). Accordingly, the plaintiff was entitled to receive from the Company an additional amount of NIS 213,467 ($62,000) payable either in cash or in kind, by the issuance of additional Company’s common stock (the “Additional Amount”). “Original Shares” means shares of the Company’s common stock originally issued to the plaintiff. “New Shares” means 80,358 additional shares of the Company’s common stock issued to the plaintiff pursuant to the terms of the Settlement Agreement.

Pursuant to the Settlement Agreement, the payment of the Additional Amount was due and payable no later than March 16, 2018. On March 13, 2018, the Company paid the plaintiff the Additional Amount.

b.

Further to Note 12d to the Annual Report on Form 10-K for the year ended December 31, 2017:

At a preliminary hearing on the Company’s motion to dismiss, that was held on April 26, 2018, the Court ordered to suspend all the proceedings regarding the class motion and the Company’s motion to dismiss, until Israeli Supreme Court’s adjudication in two cases pending before the Supreme Court, pertaining to similar issues argued by the Company in its motion to dismiss regarding the proper choice of law applicable to foreign companies listed both on Tel Aviv Stock Exchange and on Nasdaq.

My Size, Inc. and its subsidiaries

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 6 - Significant Events During the Reporting Period

a.	Further to Note 10e to the Annual Report on Form 10-K for the year ended December 31, 2017:

On January 23, 2018, the Company and Consultant5 entered into an amendment to the consulting agreement pursuant to which the number of the options were amended such that Consultant5 received options to purchase up to 800,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The options will expire on July 23, 2018.

b.

On February 2, 2018, the Company conducted a public offering of its securities pursuant to which it issued 3,000,000 shares of its common stock and five-year warrants to purchase up to 1,500,000 shares of common stock at an exercise price of $2.65 per share for gross proceeds of $6,000. The Company received net proceeds of $5,464 after deducting placement agent fees and other offering expenses.

The common stock and warrants are accounted for as two different components.

Warrants exercisable into shares of common stock are recognized as a liability and measured at fair value. Changes in fair value are recorded in the statements of income and loss.

The warrants were measured at fair value of $2,102, and the residual net amount of $3,544 was recorded in the equity.

As of March 31, 2018, the warrants were presented in the balance sheet at a fair value of $1,693.

The warrants carried out price protection in the event that the Company will issue additional warrants or common shares at a price lower than the exercise price of the warrants. If the first subsequent placement will occur within six months of the date of issuance of the warrant, then the applicable price shall be reduced to 110% of the new issuance price of such subsequent placement.

c.

Further to Note 11 to the Annual Report on Form 10-K for the year ended December 31, 2017:

During the three month period ended March 31, 2018, the Company recorded financial expenses of $192 from the loan.

During February 2018 the Company repaid the remaining outstanding balance of the loan.

d.

Further to Note 9l to the Annual Report on Form 10-K for the year ended December 31, 2017:

During the three month period ended March 31, 2018, 2,654,922 warrants were exercised into the Company’s common shares, for proceeds of $2,260.

Upon the exercise of the warrants, the Company reclassified the liability warrants into equity in the total amount of $3,851.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion along with our financial statements and the related notes included in this report. The following discussion contains forward-looking statements that are subject to risks, uncertainties and assumptions, including those discussed under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2017. Our actual results, performance and achievements may differ materially from those expressed in, or implied by, these forward-looking statements.

Results of Operations

From inception through March 31, 2018, we have sustained an accumulated deficit of approximately $22,471,000. From inception through March 31, 2018, we have not generated any revenue from operations and expect to incur additional losses to perform further research and development activities and do not currently have any commercial products. Our product development efforts are thus in their early stages and we cannot make estimates of the costs or the time they will take to complete.

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Research and Development Expenses

Our research and development expenses for the three months ended March 31, 2018 amounted to $265,000 compared to $207,000 for the three months ended March 31, 2017. The increase between the corresponding period primarily resulted from increased subcontractors expenses and expenses associated with shared based payments to Company's employees.

Marketing, General and Administrative Expenses

Our marketing, general and administrative expenses for the three months ended March 31, 2018 amounted to $1,612,000 compared to $879,000 for the three months ended March 31, 2017. The increase compared to the corresponding period was mainly due to share based payments and professional services.

Financial Expense, Net

Our financial expenses net for the three months ended March 31, 2018 amounted to $3,546,000 compared to $308,000 for the three months ended March 31, 2017. The increase was due to revaluation of warrants, derivatives and stock based compensation liabilities, compared to income from revaluation in the corresponding period offset by income from revaluation in investment in marketable securities compared to expenses in the corresponding period.

Net Loss

As a result of the foregoing research and development, marketing general and administrative expenses, and financial expenses, our net loss for the three months ended March 31, 2018 was $5,423,000, compared to $1,394,000 for the three months ended March 31, 2017. The main reasons for the increase in net loss were the expenses due to share based payments, and professional services compared to corresponding period and the expense with respect to the revaluation of warrants, derivatives and stock based compensation liabilities offset by income from revaluation in investment in marketable securities compared to expenses in the corresponding period.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through public and private offerings of our equity securities in the State of Israel and in the U.S.

As of March 31, 2018, we had cash, cash equivalents and restricted cash of $9,464,000 as compared to $1,872,000 as of December 31, 2017. This increase primarily resulted from the public offering that we completed in February 2018 and from proceeds generated from warrants exercised by investors and consultants, both of which are further described below.

On October 26, 2017, we entered into a securities purchase agreements to sell original issue discount non-convertible notes (the “Notes”) and warrants to certain accredited investors in a private placement. We received gross proceeds of approximately $1,200,000, before deducting placement agent and other offering expenses. The Notes were initially due on the earlier of (i) February 28, 2018 and (ii) the first offering of our equity securities or any equity-linked or related securities with aggregate gross proceeds of at least $1 million. The maturity date of the Notes was subsequently amended to the earlier of (i) the closing of our next offering or (ii) March 31, 2018. As of March 13, 2018, the Company has paid all amounts due and payable on the Notes. The five-year warrants issued in the private offering are exercisable at a price of $0.75 per share. The warrants contain provisions providing for price protection in the event that we issue additional equity securities at a price lower than the exercise price of the warrants. If the first subsequent placement occurs within six months of the date of issuance of the warrants, then the applicable price shall be reduced to 110% of the new issuance price of such subsequent placement.

On December 22, 2017, we completed a public offering of 3,832,500 shares of our common stock at a price of $0.65 per share and five-year warrants to purchase an aggregate of 2,874,375 shares of common stock at an exercise price of $0.851 per share. The gross proceeds from the public offering, before deducting placement agent fees and other offering expenses, were $2,490,000. The net proceeds from the offering after deducting the placement agent fees and other offering expenses were approximately $2,130,000. As a result of the public offering, the exercise price of the warrants issued in the October 2017 private placement was reduced to $0.715.

On December 27, 2017, we repaid $583 in principal amount of the Notes, and in February 2018, we repaid the remaining outstanding balance of the Notes.

During the three-month ended March 31, 2018, we received $2,260,000 of additional proceeds from the exercise of 2,654,922 the warrants issued in the December 2017 private placement.

On February 2, 2018, we completed a public offering pursuant to which we issued 3,000,000 shares of our common stock and five-year warrants to purchase an aggregate of 1,500,000 shares of common stock. The gross proceeds from the offering were $6,000,000 prior to deducting placement agent fees and other offering expenses. The net proceeds from the offering after deducting the placement agent fees and other offering expenses were approximately $5,464,000.

We had negative cash flow from operating activities of $1,192,000 for the three months ended March 31, 2018, compared to $1,012,000 for the three months ended March 31, 2017.

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

The risk-free interest rate for grants with exercise price denominated in NIS is based on the yield from Israel treasury zero-coupon bonds with an equivalent term. The risk-free interest rate for grants with exercise price denominated in USD is based on the yield from U.S. treasury zero-coupon bonds with an equivalent term.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2018. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2018, our disclosure controls and procedures were effective.

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

Changes in Internal Controls

During the most recent fiscal quarter, no change has occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

●

On May 3, 2017, Lightcom (Israel) Ltd., an Israeli company, alleging that it is a shareholder of the Company, filed a motion with the Tel Aviv District Court (Financial Division) to approve an action against the Company and the Company’s officers and directors, as a shareholders’ class action. The complaint alleges, inter alia, that the Company’s report dated April 19, 2017 regarding its engagement with the Israeli Post was false and misleading, and that as a result thereof financial damages have been incurred by two purported classes of shareholders: (i) any shareholder who sold Company’s shares as of April 20, 2017 and until April 27, 2017, with respect to damage directly caused by such sale and (ii) any shareholder which held shares on April 20, 2017 and subsequent to April 27, 2017 with respect to damage caused by permanent adverse effect to the shares’ value. The alleged financial damage caused to members of both classes is estimated to be NIS18.8 million. The Company reviewed the motion initially with its legal counsel and retained an expert to review and analyze the allegations and data upon which the motion is based. After considering the conclusions of a report issued by a third party expert and an opinion of U.S. legal counsel, management is of the opinion that the chances that the class motion will be denied exceed the risk that it will be approved, In the event that the class motion will be approved, the complaint will become a class action which will be heard by the court on its merits. Should this occur, the Company will respond to the class motion in the time frame ordered by the court. On November 15, 2017 the Company filed its response to the class motion and a motion to dismiss the class motion.

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

At a preliminary hearing on the Company’s motion to dismiss, that was held on April 26, 2018, the court ordered to suspend all the proceedings regarding the class motion and the Company’s motion to dismiss, until the Israeli Supreme Court’s adjudication in two cases pending before the Supreme Court, pertaining to similar issues argued by the Company in its motion to dismiss regarding the proper choice of law applicable to foreign companies listed both on the Tel Aviv Stock Exchange and on Nasdaq.

19

●

On June 20, 2017, the Company and plaintiff entered into a settlement agreement (the “Settlement Agreement”) following a mediation process. Pursuant to the Settlement Agreement, the Company agreed to pay the plaintiff NIS325,000 ($93,741 as of December 31, 2017) (the “Payment”) within 30 days of the date of the Settlement Agreement. Additionally, the Company was obligated to register the Original Shares within a specified time frame. Moreover, pursuant to the Settlement Agreement, the Company agreed to issue, within 60 days, 80,358 additional shares of common stock to the plaintiff (the “New Shares”), which New Shares shall be registered, to be deposited in escrow and sold for the benefit of plaintiff. To the extent the Company does not issue the unrestricted New Shares within 60 days of the date of the Settlement Agreement, the plaintiff has a right, at his sole discretion, to resume the legal proceedings pursuant to the complaint, provided he deposits the Payment in an escrow account, pending the court’s final adjudication of the complaint. Furthermore, the Settlement Agreement provides that to the extent the aggregate proceeds from the sale of the Original Shares and the New Shares is less than NIS1,600,000, the Company will either pay the difference in cash or shall issue to the plaintiff additional shares of common stock in lieu thereof, at the Company’s sole discretion. If the Company does not comply with the terms of the Settlement Agreement, the plaintiff may resume the legal proceedings which could result in substantial costs, diversion of management’s attention and diversion of the Company’s resources.

During the year ended December 31, 2017, the Company registered the Original Shares, issued the New Shares and paid plaintiff the Payment. As of December 31, 2017, the Company recorded a derivative liability in the amount of $194 with respect to the amount payable pursuant to the terms of the Settlement Agreement, and $60 in equity with respect to the issuance of the New Shares.

On January 25, 2018, the court rendered the Settlement Agreement a status of a judgment. On January 30, 2018, the plaintiff informed the Company that all the shares (the Original Shares and the New Shares), were sold for an aggregate of NIS1,061,533. Accordingly, the plaintiff was entitled to receive an additional NIS 213,467 from the Company payable either in cash or in kind, by the issuance of additional shares of the Company’s common stock (the “Additional Amount”).

Pursuant to the Settlement Agreement, the payment of the Additional Amount was due and payable no later than March 16, 2018. On March 13, 2018, the Company paid the plaintiff the Additional Amount.

Item 1A. Risk Factors.

Not required for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibits
3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of My Size, Inc. (incorporated by reference to the Current Report on Form 8-K filed by the Company on February 20, 2018)
3.2	Second Amended and Restated Bylaws (incorporated by reference to the Current Report on Form 8-K filed by the Company on April 24, 2018)
4.1	Form of Senior Indenture (incorporated by reference to the Registration Statement on Form S-3 filed by the Company on January 12, 2018)
4.2	Form of Subordinated Indenture (incorporated by reference to the Registration Statement on Form S-3 filed by the Company on January 12, 2018)
10.1	Placement Agency Agreement dated January 31, 2018 between My Size, Inc. and Roth Capital Partners, LLC (incorporated by reference to the Current Report on Form 8-K filed by the Company on February 1, 2018)
10.2	Form of Leak-Out Agreement (incorporated by reference to the Current Report on Form 8-K filed by the Company on February 1, 2018)
10.3	Form of Lock-Up Agreement (incorporated by reference to the Current Report on Form 8-K filed by the Company on February 1, 2018)
31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Schema
101.CAL**	XBRL Taxonomy Calculation Linkbase
101.DEF**	XBRL Taxonomy Definition Linkbase
101.LAB**	XBRL Taxonomy Label Linkbase
101.PRE**	XBRL Taxonomy Presentation Linkbase

* filed herewith

** furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

My Size, Inc.

Date: May 11, 2018	By:	/s/ Ronen Luzon
Ronen Luzon
Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2018	By:	/s/ Or Kles
Or Kles
Chief Financial Officer (Principal Financial and Accounting Officer)

