Form 10-Q
period 2018-06-30
My Size, Inc.
filed 2018-08-13
CIK 1211805

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 13, 2018, 29,710,028 shares of common stock, par value $0.001 per share were issued and outstanding.

MY SIZE, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2018

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

My Size Inc. and Subsidiaries

Condensed Consolidated

Interim

Financial Statements

As of June 30, 2018

(unaudited)

U.S. Dollars in Thousands

1

My Size, Inc. and its subsidiaries

Condensed Consolidated Interim Financial Statements as of June 30, 2018 (Unaudited)

Contents

Page

Condensed Consolidated Interim Balance Sheets	3

Condensed consolidated Interim Statements of Comprehensive Loss	4

Condensed Consolidated Interim Statements of changes in Stockholders’ Equity (Deficit)	5-7

Condensed Consolidated Interim Statements of Cash flows	8

Notes to Condensed Consolidated Interim Financial Statements	9-16

My Size, Inc. and its subsidiaries

Condensed Consolidated Interim Balance Sheets

U.S. dollars in thousands (except share data and per share data)

	June 30,	December 31,
	2018	2017
	(Unaudited)	(Audited)
	$ thousands	$ thousands
Assets
Current Assets:
Cash and cash equivalents	8,724	1,802
Other receivables and prepaid expenses	63	381
Restricted cash	66	70
Total current assets	8,853	2,253

Investment in marketable securities	503	98
Property and equipment, net	58	67
	561	165

Total assets	9,414	2,418

Liabilities and stockholders’ equity
Current liabilities:
Short-term loan	-	558
Trade payables	278	245
Accounts payable	265	336
Warrants, derivatives and stock based compensation liabilities	1,933	2,431
Total current liabilities	2,476	3,570

COMMITMENTS AND CONTINGENCIES
Stockholders’ equity (deficit):
Stock Capital -
Common stock of $ 0.001 par value - Authorized: 100,000,000 and 50,000,000 shares; Issued and outstanding: 29,678,778 and 22,238,745 as of June 30, 2018 and December 31, 2017 respectively	30	22
Additional paid-in capital	28,430	16,008
Accumulated other comprehensive loss	(642)	(134)
Accumulated deficit	(20,880)	(17,048)
Total stockholders’ equity (deficit)	6,938	(1,152)
Total liabilities and stockholders’ equity	9,414	2,418

The accompanying notes are an integral part of the condensed consolidated financial statements.

My Size, Inc. and its subsidiaries

Condensed Consolidated Interim Statements of Comprehensive Loss

U.S. dollars in thousands (except share data and per share data)

	Six-Months Ended June 30,		Three-Months Ended June 30,		Year ended December 31,
	2018	2017	2018	2017	2017
	$ thousands (Unaudited)	$ thousands (Unaudited)	$ thousands (Unaudited)	$ thousands (Unaudited)	$ thousands (Audited)
Operating expenses
Research and development	496	411	231	204	845
Marketing, general and administrative	2,332	2,056	720	1,177	4,765

Total operating expenses	2,828	2,467	951	1,381	5,610
Operating loss	(2,828)	(2,467)	(951)	(1,381)	(5,610)
Financial income (expenses), net	(1,004)	(245)	2,542	63	206

	(3,832)	(2,712)	1,591	(1,318)	(5,404)
Other comprehensive income (loss):

Gain (loss) on available for sale securities	-	26	-	(67)	93
Foreign currency translation differences	(508)	(1)	(348)	4	(32)

Total comprehensive income (loss)	(4,340)	(2,687)	1,243	(1,381)	(5,343)

Basic gain (loss) per share	(0.13)	(0.15)	0.05	(0.07)	(0.30)
Diluted gain (loss) per share	(0.13)	(0.15)	0.02	(0.07)	(0.30)
Basic weighted average number of shares outstanding	28,443,746	17,545,690	29,488,161	17,605,359	17,874,827
Diluted weighted average number of shares outstanding	28,443,746	17,545,690	30,024,168	17,605,359	17,874,827

The accompanying notes are an integral part of the interim condensed consolidated financial statements

My Size, Inc. and its subsidiaries

Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity (Deficit) (Unaudited)

U.S. dollars in thousands (except share data and per share data)

	Common stock			Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’ equity
	Number	Amount		capital	loss	deficit	(deficit)

Balance as of January 1, 2018	22,238,745	22		16,008	(134)	(17,048)	(1,152)

Stock-based compensation related to employees	-	-		106	-	-	106
Issuance of shares to consultants	281,150	1		214	-	-	215
Total comprehensive loss	-	-		-	(508)	(3,832)	(4,340)
Exercise of warrants and options	3,846,515	4		8,454	-	-	8,458
Liability reclassified to equity	82,368	(*	)	104	-	-	104
Issuance and receipts on account of shares, net of issuance cost of $351	3,230,000	3		3,544	-	-	3,547
Balance as of June 30, 2018	29,678,778	30		28,430	(642)	(20,880)	6,938

(*) Represent an amount less than $1.

			Additional	Available	Accumulated other		Total stockholders’
	Common stock		paid-in	for sale	comprehensive	Accumulated	equity
	Number	Amount	capital	reserve	loss	deficit	(deficit)

Balance as of January 1, 2017	17,405,359	17	13,347	(93)	(102)	(11,644)	1,525

Total comprehensive income (loss)	-	-	-	26	(1)	(2,712)	(2,687)
Stock-based compensation related to options granted to consultants	-	-	73	-	-	-	73
Issuance and receipts on account of shares	200,000	-	632	-	-	-	632
Balance as of June 30, 2017	17,605,359	17	14,052	(67)	(103)	(14,356)	(457)

The accompanying notes are an integral part of the interim condensed consolidated financial statements

My Size, Inc. and its subsidiaries

Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity (Deficit)

U.S. dollars in thousands (except share data and per share data)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’ equity
	Number	Amount	capital	loss	deficit	(deficit)

Balance as of April 1, 2018	29,145,927	29	27,698	(294)	(22,471)	4,962

Stock-based compensation related to employees	-	-	10	-	-	10
Issuance of shares to consultants	117,150	1	79	-	-	80
Total comprehensive income (loss)	-	-	-	(348)	1,591	1,243
Exercise of warrants and options	333,333	(*)	539	-	-	539
Liability reclassified to equity	82,368	(*)	104	-	-	104
Balance as of June 30, 2018	29,678,778	30	28,430	(642)	(20,880)	6,938

(*) Represent an amount less than $1.

			Additional	Available	Accumulated other		Total stockholders’
	Common stock		paid-in	for sale	comprehensive	Accumulated	equity
	Number	Amount	capital	reserve	loss	deficit	(deficit)

Balance as of April 1, 2017	17,605,359	17	14,744	-	(107)	(13,038)	1,616

Total comprehensive income (loss)	-	-	-	(67)	4	(1,318)	(1,381)
Stock-based compensation related to options granted to consultants	-	-	(924)	-	-	-	(924)
Issuance and receipts on account of shares	-	-	232	-	-	-	232
Balance as of June 30, 2017	17,605,359	17	14,052	(67)	(103)	(14,356)	(457)

The accompanying notes are an integral part of the interim condensed consolidated financial statements

My Size, Inc. and its subsidiaries

Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity (Deficit)

U.S. dollars in thousands (except share data and per share data)

	Common stock			Additional paid-in	Available	Accumulated other comprehensive	Accumulated	Total stockholders’ equity
	Number	Amount		capital	for sale	loss	deficit	(deficit)

Balance as of January 1, 2017	17,405,359	17		13,347	(93)	(102)	(11,644)	1,525

Stock-based compensation related to options granted to employees	-	-		185	-	-	-	185
Issuance of shares to consultants	159,100	(*	)	147	-	-	-	147
Total comprehensive income (loss)	-	-		-	93	(32)	(5,404)	(5,343)
Liability reclassified to equity	80,358	(*	)	60	-	-	-	60
Issuance and receipts on account of shares, net of issuance cost of $360	4,593,928	5		2,269	-	-	-	2,274

Balance as of December 31, 2017	22,238,745	22		16,008	-	(134)	(17,048)	(1,152)

(*) Represent an amount less than $1.

The accompanying notes are an integral part of the interim condensed consolidated financial statements

My Size, Inc. and its subsidiaries

Condensed Consolidated Interim Statements of Cash Flows

	Six-Months Ended June 30,		Three-Months Ended June 30,		Year ended December 31,
	2018	2017	2018	2017	2017
	$ thousands (Unaudited)	$ thousands (Unaudited)	$ thousands (Unaudited)	$ thousands (Unaudited)	$ thousands (Audited)
Cash flows from operating activities:
Net income (loss)	(3,832)	(2,712)	1,591	(1,318)	(5,404)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	15	15	7	8	30
Revaluation of warrant, convertible loans and derivative	1,960	(178)	(1,914)	(122)	(829)
Interest payment of short term loan	(192)	-	-	-	(323)
Revaluation of investment in marketable securities	(425)	340	(237)	-	623
Stock based compensation- equity	321	73	90	34	332
Stock based compensation- liability	450	205	16	178	1,297
Decrease in other receivables and prepaid expenses	25	54	23	62	16
Change in embedded derivative and warrants	(61)	153	(61)	159	127
Increase (decrease) in trade payable	47	(63)	69	(9)	(9)
Increase (decrease) in other accounts payable	(57)	168	(141)	75	-

Net cash used in operating activities	(1,749)	(1,945)	(557)	(933)	(4,140)

Cash flows from investing activities:

Purchase of property and equipment	(9)	(7)	(8)	(4)	(16)

Net cash used in investing activities	(9)	(7)	(8)	(4)	(16)

Cash flows from financing activities:
Proceeds from exercise of warrants and options	3,865	-	239	-	-
Repayment of short term loan	(555)	(10)	-	(10)	(260)
Proceeds from issuance of shares, warrants, short term loan and convertible loan	5,923	2,015	-	666	6,192

Net cash provided by financing activities	9,233	2,005	239	656	5,932

Effect of exchange rate fluctuations on cash and cash equivalents	(557)	48	(348)	53	-

Increase (decrease) in cash, cash equivalents and restricted cash	6,918	101	(674)	(228)	1,776
Cash, cash equivalents and restricted cash at the beginning of the period	1,872	96	9,464	425	96

Cash, cash equivalents and restricted cash at the end of the period	8,790	197	8,790	197	1,872

Non cash transactions
Exercise of warrants and share based payment liability to equity	4,593	-	300	-	60
Derivative liability settles for shares issued	104	-	104	-	-

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

My Size, Inc. and its subsidiaries

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

U.S. dollars in thousands (except share data)

Note 1 - General

a.	My Size Inc. along with its subsidiaries (collectively, the “Company”) is developing unique measurement technologies based on algorithms with applications in a variety of areas, including the apparel e-commerce market, the courier services market and the do it yourself (“DIY”) smartphone and tablet apps market. The technology is driven by several patent and patent-pending algorithms which are able to calculate and record measurements in a variety of novel ways.

b.

During the six month period ended June 30, 2018, the Company has incurred significant losses and negative cash flows from operations and has an accumulated deficit of $20,880. The Company has financed its operations mainly through fundraising from various investors.

Management’s plans contemplate that the cash in hand will be sufficient to meet its obligations for a period which is longer than 12 months.

Note 2 - Significant Accounting Policies

a.	Unaudited condensed consolidated financial statements:

The accompanying unaudited condensed consolidated interim financial statements included herein have been prepared by the Company in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements are comprised of the financial statements of the Company. In management’s opinion, the interim financial data presented includes all adjustments necessary for a fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by U.S. generally accepted accounting principles (“GAAP”) has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2018.

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

My Size, Inc. and its subsidiaries

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 2 - Significant Accounting Policies (cont’d)

c.	Impact of recently adopted accounting standard:

1.	In January 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-01 (ASU 2016-01) “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 amends various aspects of the recognition, measurement, presentation, and disclosure for financial instruments. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, with other amendments related specifically to equity securities without readily determinable fair values applied prospectively. ASU 2016-01 is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2017.

The Company adopted this guidance as of January 1, 2018.

During the six and three month period ended June 30, 2018, the Company recorded a gain of $425 and $237 respectively for changes in the fair value of the investment in marketable securities in the statements of comprehensive income (loss) in financial income (expenses) and not as other comprehensive income.

2.	In November 2016, the FASB issued guidance on the treatment of restricted cash in the statements of cash flows. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The guidance is effective for the fiscal year beginning on January 1, 2018, including interim periods within that year and early adoption is permitted.

The Company adopted this guidance retrospectively as of January 1, 2018.

3.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which provides guidance on several issues related to cash flows classifications.

The Company implemented this guidance retrospectively as of January 1, 2018, according to which the payment of a principal short term loan was classified in the statement of cash flows to cash flow from financing activities and the interest related to the debt was classified in the statements of cash flows to cash flows from operating activities.

During the six and three month period ended June 30, 2018, and for the year ended December 31, 2017, interest on short term loan is classified in the statements of cash flows to cash flow from operating activities in the amount of $192, $0 and $323, respectively.

d.

Impact of recently issued accounting standard not yet adopted:

On June 20, 2018, the FASB issued ASU 2018-07, Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting, align the guidance for stock compensation to employees and nonemployees. The amended guidance replaces ASC 505-50, Equity—Equity-Based Payments to Non-Employees. This ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2018. Early adoption is permitted in any interim or annual period provided that the entire ASU is adopted.

The Company is examining the possibility of early adoption of the update and the anticipated effects of its adoption on the Company’s financial statements.

e.	Certain comparative figures in cash flow were reclassified to adjust to current period presentation.

My Size, Inc. and its subsidiaries

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 3 - Financial Instruments

Fair value of financial instruments:

Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, relating to fair value measurements, defines fair value and established a framework for measuring fair value. ASC 820 fair value hierarchy distinguishes between market participant assumptions developed based on market data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, essentially an exit price. In addition, the fair value of assets and liabilities should include consideration of non-performance risk, which for the liabilities described below includes the Company’s own credit risk.

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

The Company holds shares in Imine corporation (“Imine”) formerly known as Diamante Minerals, Inc. (“DIMN”), a publicly-traded company on the OTCQB.

The investment in Imine shares is classified as available-for-sale equity securities. The marketable securities have readily determinable fair market values that are calculated based on the share price in the measurement date and ranked as Level 1 assets.

	June 30, 2018
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial assets

Investment in marketable securities (*)	503	-	-

My Size, Inc. and its subsidiaries

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 3 - Financial Instruments (cont’d)

	June 30, 2018
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial liabilities

Warrants, Derivative and stock based compensation liabilities	-	1,933	-

	December 31, 2017
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial assets

Investment in marketable securities (*)	98	-	-

	December 31, 2017
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial liabilities

Warrants, Derivative and stock based compensation liabilities	-	2,431	-

(*) For the six month period ended June 30, 2018, and 2017, and for the three month period ended June 30, 2018 and 2017 the recognized gain (loss) (based on quoted market prices) of the marketable securities was $425, $340, $237 and $0, respectively, and $(623) for the year ended December 31, 2017.

My Size, Inc. and its subsidiaries

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 4 - Stock Based Compensation

The stock based expense recognized in the financial statements for services received is related to research and development, marketing, general and administrative expenses and shown in the following table:

	Six months ended June 30,		Three months ended June 30,		Year ended December 31,
	2018	2017	2018	2017	2017

Stock-based compensation expense - equity awards	321	73	90	34	332
Stock-based compensation expense - liability awards	450	205	16	178	1,297

	771	278	106	212	1,629

Option issued to consultants

a.

Further to Note 10a of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017:

During May 2018, the Company issued to Consultant1 an additional 82,368 shares of common stock of the Company and as of June 30, 2018, the Company has no additional obligation to Consultant1.

During the six and three month period ended June 30, 2018, costs in the sum of $1 and $0 were recorded by the Company as stock-based equity-awards.

b.

Further to Note 10b of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017:

During January 2018, options to purchase up to 781,838 shares of common stock of the Company were exercised for proceeds to the Company of $1,314.

c.

In January 2018, the Company engaged a consultant (“Consultant6”) to provide strategic consulting and investor relations services. The agreement with such consultant is for a period of twelve months in consideration for consulting services, the Company agreed to pay a monthly fee of $5 and to issue to Consultant6 99,000 shares of common stock of the Company in three tranches of 33,000 each, with each tranche vesting on the first day of January, April and August 2018. The issuance of the shares under the agreement was subject to the receipt of all the approvals required by the laws applicable to the Company, including approvals by The Nasdaq Capital Market and the Tel Aviv Stock Exchange, and the approval of the Company’s stockholders to increase the number of shares of the Company’s common stock reserved for issuance pursuant to the Company’s 2017 Consultant Equity Incentive Plan (the “2017 Consultant Plan”). The increase in reserve pursuant to the Company’s 2017 Consultant Plan was approved by the Company’s stockholders on February 12, 2018 at the Company’s special meeting of stockholders.

During the six and three month period ended June 30, 2018, costs in the amount of $56 and $23 were recorded by the Company as stock-based equity- awards.

My Size, Inc. and its subsidiaries

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 4 - Stock Based Compensation (cont’d)

d.

In February 2018, the Company engaged a consultant (“Consultant7”) to provide consulting related to investor relations. For such services, the Company agreed to issue to Consultant7 65,000 shares of common stock of the Company. The shares will vest as follows: 50,000 shares shall vest upon the effective date of the agreement and 15,000 shares shall vest three month after the effective date of the agreement.

During the six and three month period ended June 30, 2018, costs in the amount of $56 and $38 were recorded by the Company as stock-based equity- awards.

e.

In October 2017, the Company engaged three consultants (collectively, the “Consultants”) to provide services to the Company including promoting the Company’s products and services. For such consulting services, the Company agreed to issue to each of the Consultants options to purchase up to 50,000 shares of the Company’s common stock at an exercise price of $2.00 per share. The options shall vest quarterly in four equal installments and shall terminate eighteen months from their respective vesting dates. The issuance of the options under the agreement was subject to the receipt of all the approvals required by the laws applicable to the Company, including approvals by The Nasdaq Capital Market and the TASE and the approval of the Company’s stockholders to increase the number of shares of the Company’s common stock reserved for issuance pursuant to the Company’s 2017 Consultant Plan. The increase in reserve pursuant to the Company’s 2017 Consultant Plan was approved by the Company’s stockholders on February 12, 2018 at the Company’s special meeting of stockholders.

During the six and three month period ended June 30, 2018, costs in the sum of $52 and $6 were recorded by the Company as stock-based liability- awards.

Stock Option Plan for Employees

In March 2017, the Company adopted the 2017 Equity Incentive Plan (the “Plan”) pursuant to which the Company’s Board of Directors may grant stock options to purchase up to 2,000,000 shares of the Company’s common stock to officers, directors and employees. At the 2018 annual meeting of stockholders, stockholders approved an increase to the number of shares of the Company’s common stock reserved for issuance pursuant to the Plan from 2,000,000 to 3,000,000 shares. The exercise price of the stock options are equal the fair market value of the Company’s stock at the date of grant.

During the six month period ended June 30, 2018, no options were granted, 26,666 options were exercised and 15,500 options expired.

The total stock option compensation expense during the six and three month period ended June 30, 2018 which were recorded as research and development and marketing expenses were $31 and $4, respectively.

The total stock option compensation expense during the six and three month period ended June 30, 2018 which were recorded as general and administrative expenses were $77 and $8, respectively.

My Size, Inc. and its subsidiaries

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 5 - Contingencies and Commitments

a.

Further to Note 12c to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017:

On January 25, 2018, the court rendered the settlement agreement (the “Settlement Agreement”) between the parties a status of a judgment. On January 30, 2018, the plaintiff informed the Company that all the Original Shares and the New Shares, were sold for an aggregate of Israeli New Shekel (“NIS”) 1,061,533 ($302,087). Accordingly, the plaintiff was entitled to receive from the Company an additional amount of NIS 213,467 ($62,000) payable either in cash or in kind, by the issuance of additional Company’s common stock (the “Additional Amount”). “Original Shares” means shares of the Company’s common stock originally issued to the plaintiff. “New Shares” means 80,358 additional shares of the Company’s common stock issued to the plaintiff pursuant to the terms of the Settlement Agreement.

Pursuant to the Settlement Agreement, the payment of the Additional Amount was due and payable no later than March 16, 2018. On March 13, 2018, the Company paid the plaintiff the Additional Amount.

b.

Further to Note 12d to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017:

At a preliminary hearing on the Company’s motion to dismiss, that was held on April 26, 2018, the Court ordered to suspend all the proceedings regarding the class motion and the Company’s motion to dismiss, until Israeli Supreme Court’s adjudication in two cases pending before the Supreme Court, pertaining to similar issues argued by the Company in its motion to dismiss regarding the proper choice of law applicable to foreign companies listed both on TASE and on Nasdaq.

c.

Further to Note 12b to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017:

On June 12, 2018, the Company and the original plaintiffs (excluding Mr. Asher Shmuelevitch, a former controlling shareholder of the Company) (collectively, the “Shareholders”), entered into a settlement agreement (the “Settlement”).

Pursuant to the Settlement, the Company agreed to withdraw its appeal and the Shareholders waived any and all claims, demands, disputes, remedies or causes of action whatsoever against the Company, monetary or otherwise, pertaining to any and all matters related to or in connection with the Shareholders original complaint against the company and /or the judgment in favor of the Shareholders.

On June 13, 2018, the Company filed a motion with the Supreme Court of Israel, with the Shareholders’ consent (excluding Mr. Shmuelevitch), requesting to render the Settlement Agreement the status of a judgment and to dismiss the appeal, without ordering costs for any of the respondents (the “Motion to Dismiss”).

Following the Supreme Court’s order, Mr. Shmuelevitch submitted his written response to the Motion to Dismiss on June 28, 2018, arguing he is entitled to the reimbursement of his cost in connection with the appeal and the original claim.

On July 5, 2018, the Supreme Court granted the Motion to Dismiss, endorsed the Settlement and dismissed the appeal.

d.	On August 7, 2018, the Company commenced an action against North Empire LLC in the Supreme Court of the State of New York, County of New York for breach of a Securities Purchase Agreement (the “Agreement”) in which it is seeking damages in an amount to be determined at trial, but in no event less than $616,000. On August 2, 2018, North Empire filed a Summons with Notice against the Company, also in the same Court, in which they allege damages in an amount of $11.4 million arising from an alleged breach of the Agreement. As these proceedings have only recently been commenced, it is too early to estimate the likelihood of an adverse award. However, the Company intends to vigorously defend any claims made by North Empire.

My Size, Inc. and its subsidiaries

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 6 - Significant Events During the Reporting Period

a.	Further to Note 10e to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017:

On January 23, 2018, the Company and Consultant5 entered into an amendment to the consulting agreement pursuant to which the number of the options were amended such that Consultant5 received options to purchase up to 800,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The options expired on July 23, 2018.

b.

On February 2, 2018, the Company conducted a public offering of its securities pursuant to which it issued an aggregate of 3,000,000 shares of its common stock and five-year warrants to purchase up to 1,500,000 shares of common stock at an exercise price of $2.65 per share for gross proceeds of $6,000. The Company received net proceeds of $5,464 after deducting placement agent fees and other offering expenses.

The common stock and warrants are accounted for as two different components.

Warrants exercisable into shares of common stock are recognized as a liability and measured at fair value. Changes in fair value are recorded in the statements of income and loss.

The warrants were measured at a total fair value of $2,102, and the residual net amount of $3,544 was recorded in the equity.

As of June 30, 2018, the warrants were presented in the balance sheet at a fair value of $1,089.

The warrants contained out price protection in the event that the Company issues additional warrants or common shares at a price lower than the exercise price of the warrants. If the first subsequent placement occurs within six months of the date of issuance of the warrant, then the applicable price shall be reduced to 110% of the new issuance price of such subsequent placement.

c.

Further to Note 11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017:

During the six and three month period ended June 30, 2018, the Company recorded financial expenses of $192 and $0 respectively from the loan.

During February 2018 the Company repaid the remaining outstanding balance of the loan.

During the six and three month period ended June 30, 2018, warrants to purchase 333,333 shares of the Company’s common stock were exercised for proceeds to the Company of $238.

Upon the exercise of the warrants, the Company reclassified the liabilities associated with the warrants to equity in the total amount of $300.

d.

Further to Note 9l to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017:

During the six month period ended June 30, 2018, warrants to purchase 2,654,922 shares of the Company’s common stock were exercised for proceeds to the Company of $2,260. No warrants were exercised During the three month period ended June 30, 2018

Upon the exercise of the warrants, the Company reclassified the liabilities associated with the warrants to equity in the total amount of $3,851.

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

Results of Operations

From inception through June 30, 2018, we have sustained an accumulated deficit of $20,880,000. From inception through June 30, 2018, we have not generated any revenue from operations and expect to incur additional losses to perform further research and development activities: We do not currently have any commercial products. Our product development efforts are in their early stages and we cannot make estimates of the costs or the time they will take to complete.

Six and Three Months Ended June 30, 2018 Compared to Six and Three Months Ended June 30, 2017

Research and Development Expenses

Our research and development expenses for the six months ended June 30, 2018 amounted to $496,000 compared to $411,000 for the six months ended June 30, 2017. The increase between the corresponding period primarily resulted from increased subcontractors expenses and expenses associated with shared based payments to Company’s employees.

Our research and development expenses for the three months ended June 30, 2018 amounted to $231,000 compared to $204,000 for the three months ended June 30, 2017. The increase between the corresponding period primarily resulted from increased subcontractors expenses and expenses associated with shared based payments to Company’s employees.

Marketing, General and Administrative Expenses

Our marketing, general and administrative expenses for the six months ended June 30, 2018 amounted to $2,332,000 compared to $2,056,000 for the six months ended June 30, 2017. The increase compared to the corresponding period was mainly due to share based payments, marketing expenses and professional services which were offset by a reduction in in public relations and investor relations expenses.

Our marketing, general and administrative expenses for the three months ended June 30, 2018 amounted to $720,000 compared to $1,177,000 for the three months ended June 30, 2017. The decrease compared to the corresponding period was mainly due to share based payments and professional services offset by increase in in marketing expenses.

Financial Income (Expense), Net

Our financial expenses net for the six months ended June 30, 2018 amounted to $1,004,000 compared to $245,000 for the six months ended June 30, 2017. The increase was due to revaluation of warrants, and stock based compensation liabilities compared to the corresponding period offset by income from revaluation in investment in marketable securities compared to expenses in the corresponding period and income from exchange rate differences compared to expenses in the corresponding period.

Our financial income net for the three months ended June 30, 2018 amounted to $2,542,000 compared to $63,000 for the three months ended June 30, 2017. The increase was due to the revaluation of warrants, derivatives, stock based compensation liabilities and from revaluation of investment in marketable securities, compared to corresponding period.

Net Income (Loss)

As a result of the foregoing research and development, marketing general and administrative expenses, and financial expenses, our net loss for the six months ended June 30, 2018 was $3,832,000, compared to $2,712,000 for the six months ended June 30, 2017. The main reasons for the increase in net loss were the expenses due to share based payments, and professional services compared to corresponding period and the expense with respect to the revaluation of warrants, derivatives and stock based compensation liabilities offset by an income from revaluation of investment in marketable securities and exchange rate differences compared to expenses in the corresponding period.

As a result of the foregoing research and development, marketing general and administrative expenses, and financial expenses, our net income for the three months ended June 30, 2018 was $1,591,000, compared to net loss of $1,318,000 for the three months ended June 30, 2017. The main reasons for the net income was the income from revaluation of stock based compensation liabilities, warrants and exchange rate differences compared to corresponding period.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through public and private offerings of our equity and securities in the State of Israel and in the U.S.

As of June 30, 2018, we had cash, cash equivalents and restricted cash of $8,790,000 as compared to $1,872,000 as of December 31, 2017. This increase primarily resulted from the public offering that we completed in February 2018 and from proceeds generated from the exercise of warrants, both of which are further described below.

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

During the six month period ended June 30, 2018, warrants to purchase 333,333 shares of common stock were exercised, for proceeds to the Company of $238,000.

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

On December 27, 2017, we repaid $583,000 in principal amount of the Notes, and in February 2018, we repaid the remaining outstanding balance of the Notes.

During the six-month ended June 30, 2018, we received $2,260,000 of proceeds from the exercise of the warrants to purchase 2,654,922 shares of common stock issued in our December 2017 private placement.

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

We had negative cash flow from operating activities of $1,749,000 for the six months ended June 30, 2018, compared to $1,945,000 for the six months ended June 30, 2017.

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

Equity-based compensation

The Company accounts for its employees’ share-based compensation as expenses in the financial statements based on ASC 718. All awards are classified as equity and therefore such cost are measured at the grant date fair value of the award. The Company estimates share option grant date fair value using the Binomial option pricing model.

The Company records stock options issued to non-employees at fair value, remeasures to reflect the current fair value at each reporting period and recognizes expense over the related service period.

The expected volatility of the share prices reflects the assumption that the historical volatility of the share prices is reasonably indicative of expected future trends.

The risk-free interest rate for grants with exercise price denominated in Israeli New Shekel (“NIS”) is based on the yield from Israel treasury zero-coupon bonds with an equivalent term. The risk-free interest rate for grants with exercise price denominated in U.S. dollars is based on the yield from U.S. treasury zero-coupon bonds with an equivalent term.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

Not required for a smaller reporting company.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2018. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2018, our disclosure controls and procedures were effective.

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

●

Further to Note 12d to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017:

At a preliminary hearing on the Company’s motion to dismiss, that was held on April 26, 2018, the Court ordered to suspend all the proceedings regarding the class motion and the Company’s motion to dismiss, until Israeli Supreme Court’s adjudication in two cases pending before the Supreme Court, pertaining to similar issues argued by the Company in its motion to dismiss regarding the proper choice of law applicable to foreign companies listed both on TASE and on Nasdaq.

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

On June 12, 2018, the Company and the original plaintiffs (excluding Mr. Asher Shmuelevitch, a former controlling shareholder of the Company) (collectively, the “Shareholders”), entered into a settlement agreement (the “Settlement”).

Pursuant to the Settlement, the Company agreed to withdraw its appeal and the Shareholders waived any and all claims, demands, disputes, remedies or causes of action whatsoever against the Company, monetary or otherwise, pertaining to any and all matters related to or in connection with the Shareholders original complaint against the company and /or the judgment in favor of the Shareholders.

On June 13, 2018, the Company filed a motion with the Supreme Court of Israel, with the Shareholders’ consent (excluding Mr. Shmuelevitch), requesting to render the Settlement Agreement the status of a judgment and to dismiss the appeal, without ordering costs for any of the respondents (the “Motion to Dismiss”).

Following the Supreme Court’s order, Mr. Shmuelevitch submitted his written response to the Motion to Dismiss on June 28, 2018, arguing he is entitled to the reimbursement of his cost in connection with the appeal and the original claim.

On July 5, 2018, the Supreme Court granted the Motion to Dismiss, endorsed the Settlement and dismissed the appeal.

21

●

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

●	On August 7, 2018, the Company commenced an action against North Empire LLC in the Supreme Court of the State of New York, County of New York for breach of a Securities Purchase Agreement (the “Agreement”) in which it is seeking damages in an amount to be determined at trial, but in no event less than $616,000. On August 2, 2018, North Empire filed a Summons with Notice against the Company, also in the same Court, in which they allege damages in an amount of $11.4 million arising from an alleged breach of the Agreement. As these proceedings have only recently been commenced, it is too early to estimate the likelihood of an adverse award. However, the Company intends to vigorously defend any claims made by North Empire.

Item 1A. Risk Factors.

Not required for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibits
3.2	Second Amended and Restated Bylaws (incorporated by reference to the Current Report on Form 8-K filed by the Company on April 24, 2018)
31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

My Size, Inc.

Date: August 13, 2018	By:	/s/ Ronen Luzon
Ronen Luzon
Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2018	By:	/s/ Or Kles
Or Kles
Chief Financial Officer (Principal Financial and Accounting Officer)

