Form 10-Q
period 2018-09-30
My Size, Inc.
filed 2018-11-19
CIK 1211805

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 16, 2018, 29,852,389 shares of common stock, par value $0.001 per share were issued and outstanding.

MY SIZE, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2018

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

My Size, Inc. and Subsidiaries

Condensed Consolidated

Interim

Financial Statements

As of September 30, 2018

(unaudited)

U.S. Dollars in Thousands

My Size, Inc. and its subsidiaries

Condensed Consolidated Interim Financial Statements as of September 30, 2018 (Unaudited)

Contents

Page

Condensed Consolidated Interim Balance Sheets	3

Condensed Consolidated Interim Statements of Comprehensive Loss	4

Condensed Consolidated Interim Statements of changes in Stockholders’ Equity (Deficit)	5

Condensed Consolidated Interim Statements of Cash flows	6

Notes to Condensed Consolidated Interim Financial Statements	7-15

My Size, Inc. and its subsidiaries

Condensed Consolidated Interim Balance Sheets

U.S. dollars in thousands (except share data)

	September 30,	December 31,
	2018	2017
	(Unaudited)	(Audited)
	$ thousands	$ thousands
Assets
Current Assets:
Cash and cash equivalents	5,406	1,802
Short-term deposit	2,384	-
Other receivables and prepaid expenses	82	381
Restricted cash	77	70
Total current assets	7,949	2,253

Investment in marketable securities	425	98
Property and equipment, net	64	67
	489	165

Total assets	8,438	2,418

Liabilities and stockholders’ equity
Current liabilities:
Short-term loan	-	558
Trade payables	246	245
Accounts payable	265	336
Warrants, derivatives and stock based compensation liabilities	2,219	2,431
Total current liabilities	2,730	3,570

COMMITMENTS AND CONTINGENCIES
Stockholders’ equity (deficit):
Stock Capital -
Common stock of $ 0.001 par value - Authorized: 100,000,000 and 50,000,000 shares; Issued and outstanding: 29,710,028 and 22,238,745 as of September 30, 2018 and December 31, 2017 respectively	30	22
Additional paid-in capital	28,730	16,008
Accumulated other comprehensive loss	(611)	(134)
Accumulated deficit	(22,441)	(17,048)
Total stockholders’ equity (deficit)	5,708	(1,152)
Total liabilities and stockholders’ equity	8,438	2,418

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

My Size, Inc. and its subsidiaries

Condensed Consolidated Interim Statements of Comprehensive Loss

U.S. dollars in thousands (except share data and per share data)

	Nine-Months Ended September 30,		Three-Months Ended September 30,
	2018	2017	2018	2017
	$ thousands (Unaudited)	$ thousands (Unaudited)	$ thousands (Unaudited)	$ thousands (Unaudited)
Operating expenses
Research and development	807	624	311	213
Marketing, general and administrative	3,103	2,667	771	611

Total operating expenses	3,910	3,291	1,082	824
Operating loss	(3,910)	(3,291)	(1,082)	(824)
Financial income (expenses), net	(1,483)	(228)	(479)	17

Net loss	(5,393)	(3,519)	(1,561)	(807)
Other comprehensive income (loss):

Gain on available for sale securities	-	93	-	67
Foreign currency translation differences	(477)	15	31	16

Total comprehensive loss	(5,870)	(3,411)	(1,530)	(724)

Basic and diluted loss per share	(0.19)	(0.19)	(0.05)	(0.04)
Basic and diluted weighted average number of shares outstanding	28,870,135	17,599,340	29,709,009	17,625,440

The accompanying notes are an integral part of the condensed consolidated interim financial statements

My Size, Inc. and its subsidiaries

Condensed Consolidated Interim Statements of Changes in Stockholders’ Equity (Deficit) (Unaudited)

U.S. dollars in thousands (except share data and per share data)

	Common stock			Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’ equity
	Number	Amount		capital	loss	deficit	(deficit)

Balance as of January 1, 2018	22,238,745	22		16,008	(134)	(17,048)	(1,152)

Stock-based compensation related to employees	-	-		110	-	-	110
Issuance of shares to consultants	312,400	1		320	-	-	321
Total comprehensive loss	-	-		-	(477)	(5,393)	(5,870)
Exercise of warrants and options	3,846,515	4		8,644	-	-	8,648
Liability reclassified to equity	82,368	(*	)	104	-	-	104
Issuance and receipts on account of shares, net of issuance cost of $351	3,230,000	3		3,544	-	-	3,547
Balance as of September 30, 2018	29,710,028	30		28,730	(611)	(22,441)	5,708

(*) Represent an amount less than $1.

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’ equity
	Number	Amount	capital	loss	deficit	(deficit)

Balance as of July 1, 2018	29,678,778	30	28,430	(642)	(20,880)	6,938

Stock-based compensation related to employees	-	-	4	-	-	4
Issuance of shares to consultants	31,250	(*)	106	-	-	106
Total comprehensive income (loss)	-	-	-	31	(1,561)	(1,530)
Exercise of warrants and options	-	-	190	-	-	190
Balance as of September 30, 2018	29,710,028	30	28,730	(611)	(22,441)	5,708

(*) Represent an amount less than $1.

The accompanying notes are an integral part of the condensed consolidated interim financial statements

My Size, Inc. and its subsidiaries

Condensed Consolidated Interim Statements of Cash Flows

	Nine-Months Ended September 30,
	2018	2017
	$ thousands (Unaudited)	$ thousands (Unaudited)
Cash flows from operating activities:
Net loss	(5,393)	(3,519)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	24	22
Revaluation of warrants, loan and derivatives	2,299	(251)
Revaluation and interest on short-term deposits	(8)	-
Interest payment of short term loan	(192)	-
Revaluation of investment in marketable securities	(338)	472
Stock based compensation- equity	431	126
Stock based compensation- liability	475	265
Decrease in other receivables and prepaid expenses	8	115
Change in embedded derivative and warrants	(59)	126
Increase in trade payable	13	64
Increase (decrease) in accounts payable	(58)	108

Net cash used in operating activities	(2,798)	(2,472)

Cash flows from investing activities:

Purchase of property and equipment	(24)	(8)
Investment in short-term deposits	(2,380)	-

Net cash used in investing activities	(2,404)	(8)

Cash flows from financing activities:
Proceeds from exercise of warrants and options	3,945	-
Repayment of short-term loan	(555)	(10)
Proceeds from issuance of shares, warrants and short term loan	5,923	2,506

Net cash provided by financing activities	9,313	2,496

Effect of exchange rate fluctuations on cash and cash equivalents	(500)	(36)

Increase (decrease) in cash, cash equivalents and restricted cash	3,611	(20)
Cash, cash equivalents and restricted cash at the beginning of the period	1,872	34

Cash, cash equivalents and restricted cash at the end of the period	5,483	14

Non cash transactions
Exercise of warrants and share-based payment liability to shares	4,703	-
Derivative liability reclassified to equity	104	-

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

My Size, Inc. and its subsidiaries

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 1 - General

a.	My Size, Inc. along with its subsidiaries (collectively, the “Company”) is developing unique measurement technologies based on algorithms with applications in a variety of areas, including the apparel e-commerce market, the courier services market and the do it yourself (“DIY”) smartphone and tablet apps market. The technology is driven by several patent and patent-pending algorithms which are able to calculate and record measurements in a variety of novel ways.

b.

During the nine month period ended September 30, 2018, the Company has incurred significant losses and negative cash flows from operations and as of September 30, 2018, has an accumulated deficit of $22,441. The Company has financed its operations mainly through fundraising from various investors.

Management’s plans contemplate that the cash on hand will be sufficient to meet its obligations for a period which is longer than 12 months.

Note 2 - Significant Accounting Policies

a.	Unaudited condensed consolidated financial statements:

The accompanying unaudited condensed consolidated interim financial statements included herein have been prepared by the Company in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements are comprised of the financial statements of the Company. In management’s opinion, the interim financial data presented includes all adjustments necessary for a fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by U.S. generally accepted accounting principles (“GAAP”) has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2018.

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

During the nine and three month period ended September 30, 2018, the Company recorded a gain (loss) of $338 and ($87) respectively for changes in the fair value of the investment in marketable securities in the statements of comprehensive loss in financial income (expenses) and not as other comprehensive income.

2.

In November 2016, the FASB issued guidance on the treatment of restricted cash in the statements of cash flows. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The guidance is effective for fiscal years beginning after February 15, 2017, and interim periods within those fiscal years.

The Company adopted this guidance retrospectively as of January 1, 2018.

3.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which provides guidance on several issues related to cash flows classifications.

The Company implemented this guidance retrospectively as of January 1, 2018, according to which the payment of a principal short-term loan was classified in the statement of cash flows to cash flow from financing activities and the interest related to the debt was classified in the statements of cash flows to cash flows from operating activities.

During the nine and three month period ended September 30, 2018, interest expenses on the short term loan are classified in the statement of cash flows as cash flow from operating activities in the amount of $192 and $0, respectively.

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

The expected effect of the ASU on the Company’s financial statements will be in the measurement of the existing share-based payments to consultants at fair value. Furthermore the share-based liabilities will be classified to equity. The fair value at the transition date will be considered as the new fair value of the share based payments to consultants and the expenses will then be recognized over the remaining service period.

e.	Certain comparative figures and disclosures were reclassified to adjust to current period presentation.

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

In accordance with ASC820 when measuring the fair value, an entity shall take into account the characteristics of the asset or liability if a market participant would take those characteristics into account when pricing the asset or liability at the measurement date. Such characteristics include, for example:

a.	The condition and location of the asset.
b.	Restrictions, if any, on the sale or the use of the asset.

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

The carrying amounts of cash and cash equivalents, other receivables, short-term loan, trade payables and accounts payable approximate their fair value due to the short-term maturities of such instruments.

The Company holds share certificates in iMine Corporation (“iMine”) formerly known as Diamante Minerals, Inc., a publicly-traded company on the OTCQB and is acting to register them under its name and intends to take all necessary actions to complete such registration.

Due to sales restrictions on the sale of the iMine share, the fair value of the shares was measured on the basis of the quoted market price for an otherwise identical unrestricted equity instrument of the same issuer that trades in a public market, adjusted to reflect the effect of the sales restrictions and is therefore, ranked as Level 2 assets.

	September 30, 2018
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial assets

Investment in marketable securities (*)	-	425	-

My Size, Inc. and its subsidiaries

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 3 - Financial Instruments (cont’d)

	September 30, 2018
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial liabilities

Warrants, Derivative and stock based compensation liabilities (**)	-	2,219	-

	December 31, 2017
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial assets

Investment in marketable securities (*)	-	98	-

	December 31, 2017
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial liabilities

Warrants, Derivatives and stock based compensation liabilities (**)	-	2,431	-

(*) For the nine and three month period ended September 30, 2018, and 2017, the recognized gain (loss) (based on quoted market prices with a discount due to security-specific restrictions iMine shares) of the marketable securities was $338, $(472), ($87) and $(132), respectively.

(**) For the nine and three month period ended September 30, 2018, and 2017, the financial expenses from derivatives resulting from hedging activities was $2, $0, $2 and $0, respectively.

My Size, Inc. and its subsidiaries

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 4 - Stock Based Compensation

The stock based expense recognized in the financial statements for services received is related to research and development, marketing, general and administrative expenses and shown in the following table:

	Nine months ended September 30,		Three months ended September 30,
	2018	2017	2018	2017

Stock-based compensation expense - equity awards	431	126	110	53
Stock-based compensation expense - liability awards	475	265	25	88

	906	391	135	141

Option issued to consultants

a.

Further to Note 10a of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017:

During May 2018, the Company issued to Consultant1 an additional 82,368 shares of common stock of the Company and as of September 30, 2018, the Company has no further obligation to Consultant1.

During the nine and three month period ended September 30, 2018, costs in the sum of $1 and $0, respectively, were recorded by the Company as stock-based equity-awards.

b.

Further to Note 10b of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017:

During January 2018, options to purchase up to 781,838 shares of common stock of the Company were exercised for total proceeds of $1,314.

c.

In January 2018, the Company entered into a twelve month agreement with a consultant (“Consultant6”) to provide strategic consulting and investor relations services. Pursuant to the terms of the agreement, the Company agreed to pay a monthly fee of $5 and to issue to Consultant6 99,000 shares of common stock of the Company in three tranches of 33,000 each, with each tranche vesting on the first day of January, April and August 2018. The issuance of the shares under the agreement was subject to the receipt of all the approvals required by the laws applicable to the Company, including approvals by The Nasdaq Capital Market and the Tel Aviv Stock Exchange (“TASE”), and the approval of the Company’s stockholders to increase the number of shares of the Company’s common stock reserved for issuance pursuant to the Company’s 2017 Consultant Equity Incentive Plan (the “2017 Consultant Plan”). The increase in reserve pursuant to the Company’s 2017 Consultant Plan was approved by the Company’s stockholders on February 12, 2018 at the Company’s special meeting of stockholders.

During the nine and three month period ended September 30, 2018, amounts of $84 and $28, respectively, were recorded by the Company as stock-based equity awards with respect to Consultant6.

My Size, Inc. and its subsidiaries

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 4 - Stock Based Compensation (cont’d)

d.

In February 2018, the Company entered into an agreement with a consultant (“Consultant7”) to provide consulting related to investor relations. Pursuant to such agreement and in consideration for such services, the Company agreed to issue to Consultant7 65,000 shares of common stock of the Company. The shares will vest as follows: 50,000 shares shall vest upon the effective date of the agreement and 15,000 shares shall vest three month after the effective date of the agreement.

During the nine and three month period ended September 30, 2018, amounts of $78 and $22, respectively, were recorded by the Company as stock-based equity- awards with respect to Consultant7.

e.

In October 2017, the Company entered into agreements with three consultants (collectively, the “Consultants”) to provide services to the Company including promoting the Company’s products and services. For such consulting services, the Company agreed to issue to each of the Consultants options to purchase up to 50,000 shares of the Company’s common stock at an exercise price of $2.00 per share. The options shall vest quarterly in four equal installments and shall terminate eighteen months from their respective vesting dates. The issuance of the options under the agreement was subject to the receipt of all the approvals required by the laws applicable to the Company, including approvals by The Nasdaq Capital Market and the TASE and the approval of the Company’s stockholders to increase the number of shares of the Company’s common stock reserved for issuance pursuant to the Company’s 2017 Consultant Plan. The increase in reserve pursuant to the Company’s 2017 Consultant Plan was approved by the Company’s stockholders on February 12, 2018 at the Company’s special meeting of stockholders.

During the nine and three month period ended September 30, 2018, amounts of $74 and $22, respectively, were recorded by the Company as stock-based liability- awards with respect to the Consultants.

f.

In August 2018, the Company entered into an agreement with a consultant (“Consultant8”) to provide services to the Company including promoting the Company’s products and services. Pursuant to such agreement and in consideration for such consulting services, the Company agreed to issue to Consultant8 options to purchase up to 50,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The options shall vest quarterly in eight equal installments and shall terminate five years after the grant date. The issuance of the options under the agreement was subject to the receipt of all the approvals required by the laws applicable to the Company.

During the nine and three month period ended September 30, 2018, amounts of $2 and $2, respectively, were recorded by the Company as stock-based liability-awards with respect to Consultant8.

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

During the nine month period ended September 30, 2018, no options were granted, 26,666 options were exercised and 15,500 options expired.

The total stock option compensation expense during the nine and three month period ended September 30, 2018 which were recorded as research and development and marketing expenses were $33 and $2, respectively.

The total stock option compensation expense during the nine and three month period ended September 30, 2018 which were recorded as general and administrative expenses were $77 and $2, respectively.

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

On October 16, 2018 the appellants in both Supreme Court pending cases withdrew their appeals without prejudice, following the Supreme Court’s recommendation. The Supreme Court commented that it appears that the lower courts’ judgments in the cases before him, which accepted arguments similar to the Company’s arguments in its motion to dismiss, appear to be correct. The Supreme Court recommended that to avoid additional future doubts, the legislator should attend to the matter of the proper choice of law applicable to foreign companies with dual listings.

Following the dismissal of the Supreme Court pending cases, a hearing, held on November 19,2018, the court ordered dismissal of the class action with prejudice. No order for costs was made.

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

My Size, Inc. and its subsidiaries

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 5 - Contingencies and Commitments (cont’d)

On June 13, 2018, the Company filed a motion with the Supreme Court of Israel, with the Shareholders’ consent (excluding Mr. Shmuelevitch), requesting to render the Settlement the status of a judgment and to dismiss the appeal, without ordering costs for any of the respondents (the “Motion to Dismiss”).

Following the Supreme Court’s order, Mr. Shmuelevitch submitted his written response to the Motion to Dismiss on June 28, 2018, arguing he is entitled to the reimbursement of his cost in connection with the appeal and the original claim.

On July 5, 2018, the Supreme Court granted the Motion to Dismiss, endorsed the Settlement and dismissed the appeal.

d.

On August 7, 2018, the Company commenced an action against North Empire LLC (“North Empire”) in the Supreme Court of the State of New York, County of New York for breach of a Securities Purchase Agreement (the “Agreement”) in which it is seeking damages in an amount to be determined at trial, but in no event less than $616,000. On August 2, 2018, North Empire filed a Summons with Notice against the Company, also in the same Court, in which they allege damages in an amount of $11.4 million arising from an alleged breach of the Agreement. On September 6, 2018 North Empire filed a Notice of Discontinuance of the action it had filed on August 2, 2018. On September 27, 2018, North Empire filed an answer and asserted counterclaims in the action commenced by the Company against them, alleging that the Company failed to deliver stock certificates to North Empire causing damage to North Empire in the amount of $10,958,589. North Empire also filed a third-party complaint against Eli Wales and Ronen Luzon asserting similar claims against them in their individual capacities. On October 17, 2018, the Company filed a reply to North Empire’s counterclaims. On November 15, 2018, Eli Walles and Ronen Luzon filed a motion to dismiss North Empire’s third-party complaint. The Company believes, based on the opinion of its legal counsel, it is more likely than not that the counterclaims will be denied.

e.

On September 6, 2018, the Company was notified by The Nasdaq Stock Market, (“NASDAQ”) that it was not in compliance with the minimum bid price requirements set forth in NASDAQ Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market. NASDAQ Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and NASDAQ Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. The notification provided that the Company had 180 calendar days, or until March 5, 2019, to regain compliance with NASDAQ Listing Rule 5550(a)(2).

On October 10, 2018, the NASDAQ Staff concluded that the Company had regained compliance with its Rule 5550(a)(2) based on the closing bid price of the Company’s common stock having been at $1.00 per share or greater from the 10 consecutive business days from September 20, 2018 to October 9, 2018.

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

Warrants exercisable into shares of common stock are recognized as a liability and measured at fair value. Changes in fair value are recorded in the statements of comprehensive loss.

The warrants were measured at a total fair value of $2,102, and the residual net amount of $3,544 was recorded in the equity.

As of September 30, 2018, the warrants were presented in the balance sheet at a fair value of $1,315.

The warrants contained price protection in the event that the Company issues additional warrants or common shares at a price lower than the exercise price of the warrants. If the first subsequent placement occurs within six months of the date of issuance of the warrant, then the applicable price shall be reduced to 110% of the new issuance price of such subsequent placement.

c.

Further to Note 11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017:

During the nine and three month period ended September 30, 2018, the Company recorded financial expenses of $192 and $0, respectively from the loan.

During February 2018 the Company repaid the remaining outstanding balance of the loan.

During the nine and three month period ended September 30, 2018, warrants to purchase 444,444 and 111,111 shares of the Company’s common stock were exercised, respectively, for total proceeds to the Company of $318. The issuance of 111,111 shares was made in October 2018.

Upon the exercise of the warrants, the Company reclassified the liabilities associated with the warrants to equity in the total amount of $411.

d.

Further to Note 9l to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017:

During the nine month period ended September 30, 2018, warrants to purchase 2,654,922 shares of the Company’s common stock were exercised for proceeds to the Company of $2,260. No warrants were exercised during the three month period ended September 30, 2018.

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

Results of Operations

From inception through September 30, 2018, we have sustained an accumulated deficit of $22,441,000. From inception through September 30, 2018, we have not generated any revenue from operations and expect to incur additional losses to perform further research and development activities: We do not currently have any commercial products. Our product development efforts continue to be in the early stages and we are unable to currently make estimates of the costs or the time they will take to complete.

Nine and Three Months Ended September 30, 2018 Compared to Nine and Three Months Ended September 30, 2017

Research and Development Expenses

Our research and development expenses for the nine months ended September 30, 2018 amounted to $807,000 compared to $624,000 for the nine months ended September 30, 2017. The increase between the corresponding period primarily resulted from increased subcontractors expenses and expenses associated with share-based payments to Company’s employees.

Our research and development expenses for the three months ended September 30, 2018 amounted to $311,000 compared to $213,000 for the three months ended September 30, 2017. The increase between the corresponding period primarily resulted from increased subcontractors expenses and expenses associated with share-based payments to Company’s employees.

Marketing, General and Administrative Expenses

Our marketing, general and administrative expenses for the nine months ended September 30, 2018 amounted to $3,103,000 compared to $2,667,000 for the nine months ended September 30, 2017. The increase compared to the corresponding period was mainly due to share-based payments, marketing expenses and professional services which were offset by a reduction in public relations and investor relations expenses.

Our marketing, general and administrative expenses for the three months ended September 30, 2018 amounted to $771,000 compared to $611,000 for the three months ended September 30, 2017. The increase compared to the corresponding period was mainly due to share-based payments and professional services offset by increase in marketing expenses.

Financial income (Expenses), Net

Our financial expenses net for the nine months ended September 30, 2018 amounted to $1,483,000 compared to $228,000 for the nine months ended September 30, 2017. The increase was due to revaluation of warrants, and stock based compensation liabilities, compared to the corresponding period offset by income from revaluation in investment in marketable securities compared to expenses in the corresponding period and income from exchange rate differences compared to expenses in the corresponding period.

Our financial expenses net for the three months ended September 30, 2018 amounted to $479,000 compared to financial income of $17,000 for the three months ended September 30, 2017. The increase was due to the revaluation of warrants, derivatives, stock based compensation liabilities and from revaluation of investment in marketable securities, compared to the corresponding prior period.

Net Income (Loss)

As a result of the foregoing, research and development, marketing, general and administrative expenses, and financial expenses, our net loss for the nine months ended September 30, 2018 was $5,393,000, compared to $3,519,000 for the nine months ended September 30, 2017. The main reasons for the increase in net loss were the expenses due to share-based payments and professional services compared to corresponding period and the expense with respect to the revaluation of warrants, derivatives and stock based compensation liabilities offset by an income from revaluation of investment in marketable securities and exchange rate differences compared to expenses in the corresponding period.

As a result of the foregoing research and development, marketing general and administrative expenses, and financial expenses, our net loss for the three months ended September 30, 2018 was $1,561,000, compared to net loss of $807,000 for the three months ended September 30, 2017. The main reasons for the increase in net loss were the expenses due to share-based payments, and professional services compared to corresponding period and the expense with respect to the revaluation of warrants, derivatives and stock based compensation liabilities offset by exchange rate differences compared to expenses in the corresponding period.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through public and private offerings of debt and equity in the State of Israel and in the U.S.

As of September 30, 2018, we had cash, cash equivalents and restricted cash of $5,483,000 and short term deposit of $2,384,000 compared to $1,872,000 cash, cash equivalents and restricted cash and no deposits as of December 31, 2017. This increase primarily resulted from the public offering that we completed in February 2018 and from proceeds generated from the exercise of warrants, both of which are further described below.

On October 26, 2017, we entered into a securities purchase agreements to sell original issue discount non-convertible notes (the “Notes”) and warrants to certain accredited investors in a private placement. We received gross proceeds of approximately $1,200,000, before deducting placement agent and other offering expenses. The Notes were initially due on the earlier of (i) February 28, 2018 and (ii) the first offering of our equity securities or any equity-linked or related securities with aggregate gross proceeds of at least $1 million. The maturity date of the Notes was subsequently amended to the earlier of (i) the closing of our next offering or (ii) March 31, 2018. As of March 13, 2018, the Company had paid all amounts due and payable on the Notes. The five-year warrants issued in the private offering were initially exercisable at a price of $0.75 per share. The warrants contain price protection provisions in the event that we issue additional equity securities at a price lower than the exercise price of the warrants.

In December 2017 we consummated a public offering of our securities. As a result of such offering, the exercise price of the warrants was reduced to $0.715 per share.

During the nine and three month period ended September 30, 2018, warrants to purchase 444,444 and 111,111 shares of the Company’s common stock were exercised, respectively, for total proceeds of $318,000. The issuance of 111,111 shares was made in October 2018.

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

During the nine months ended September 30, 2018, we received $2,260,000 of proceeds from the exercise of the warrants to purchase 2,654,922 shares of common stock issued in our December 2017 private placement.

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

Cash used in operating activities was $2,798,000 for the nine months ended September 30, 2018, compared to $2,472,000 for the nine months ended September 30, 2017.

Net cash used in investing activities was $2,404,000 for the nine months ended September 30, 2018, compared to $8,000 for the nine months ended September 30, 2017. The net cash used in investing activities for the nine month ended September 30, 2018 was mainly for short term deposits compared to purchase of property and equipment during the nine months ended September 30, 2017.

We had positive cash flow from financing activities of $9,313,000 for the nine months ended September 30, 2018, compared to $2,496,000 for the nine months ended September 30, 2017. The cash flow from financing activities for the nine months ended September 30, 2018 was due to a public offering our of securities and proceeds from the exercise of the warrants as described above compared to proceeds from a short term loan and a public offering our of securities during the nine months ended September 30, 2017.

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

Equity-based compensation

The Company accounts for its employees’ share-based compensation as expenses in the financial statements based on Accounting Standards Codification 718. All awards are classified as equity and therefore such cost are measured at the grant date fair value of the award. The Company estimates share option grant date fair value using the Binomial option pricing model.

The Company records stock options issued to non-employees at fair value, remeasures to reflect the current fair value at each reporting period and recognizes expense over the related service period.

The expected volatility of the share prices reflects the assumption that the historical volatility of the share prices is reasonably indicative of expected future trends.

The risk-free interest rate for grants with exercise price denominated in Israeli New Shekel is based on the yield from Israel treasury zero-coupon bonds with an equivalent term. The risk-free interest rate for grants with exercise price denominated in U.S. dollars is based on the yield from U.S. treasury zero-coupon bonds with an equivalent term.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2018. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2018 were not effective and assessed as material weakness due to lack of controls in providing reasonable assurance regarding the fair value measurement of a financial asset.

To address the material weakness and mitigate the lack of fair value measurement of financial assets, we established controls in place to assess, on a quarterly basis, indicators for fair value measurement as well as to involve a valuation specialist in an effort to ensure our financial statements included in this Quarterly Report on Form 10-Q have been prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Our Chief Executive Officer and Chief Financial Officer do not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Changes in Internal Controls

During the most recent fiscal quarter, no change has occurred in our internal control over fiancial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Set forth below are material updates to pending litigation matters which are more fully disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2018 and June 30, 2018.

With respect to the litigation with Lightcom (Israel) Ltd., on October 16, 2018 the appellants in both Supreme Court pending cases withdrew their appeals without prejudice, following the Supreme Court’s recommendation. The Supreme Court commented that it appears that the lower courts’ judgments in the cases before him, which accepted arguments similar to the Company’s arguments in its motion to dismiss, appear to be correct. The Supreme Court recommended that to avoid additional future doubts, the legislator should attend to the matter of the proper choice of law applicable to foreign companies with dual listings. Following the dismissal of the Supreme Court pending cases, at a hearing held on November 19, 2018, the court ordered dismissal of the class action with prejudice. No order for costs was made.

With respect to the litigation commenced by fourteen shareholders, on July 5, 2018, the Supreme Court granted the motion to dismiss, endorsed the settlement agreement and dismissed the appeal.

With respect to the litigation with North Empire LLC (“North Empire”) on September 27, 2018, North Empire filed an answer and asserted counterclaims in the action commenced by the Company against them, alleging that the Company failed to deliver stock certificates North Empire causing damage to North Empire in the amount of $10,958,589. North Empire also filed a third-party complaint against Eli Wales and Ronen Luzon asserting similar claims against them in their individual capacities. On October 17, 2018, the Company filed a reply to North Empire’s counterclaims. On November 15, 2018, Eli Walles and Ronen Luzon filed a motion to dismiss North Empire’s third-party complaint. The Company believes, based on the opinion of its legal counsel, it is more likely than not that the counterclaims will be denied.

Item 1A. Risk Factors.

Not required for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On November 18, 2018, My Size Israel 2014 Ltd. (“My Size Israel”), a subsidiary of the Company, entered into an employment agreement with Ronen Luzon (the “Luzon Employment Agreement”) pursuant to which Mr. Luzon will serve as Chief Executive Officer of the Company. Pursuant to the terms of the Luzon Employment Agreement, Mr. Luzon shall receive NIS 50,000 per month as his base salary and shall be eligible to receive such bonus as determined by the Company. In addition, Mr. Luzon shall be entitled to other benefits, including, but not limited to, Company contributions towards an education fund and insurance coverage, including for disability. The term of the Luzon Employment Agreement shall be effective as of September 1, 2018 and shall continue until such time either party provides written notice to the other party at least 75 days in advance of the termination of such agreement. The Company may also terminate Mr. Luzon’s employment without prior written notice (or payment in lieu of such notice) for Cause (as defined in the Luzon Employment Agreement). Pursuant to the terms of the Luzon Employment Agreement and subject to certain conditions, payments made by the Company to a comprehensive pension fund (the “Pension Fund”), to a managers insurance, or a combination of payments to an annuity fund and a non-annuity fund (the “Insurance Fund”), including a combination of payments to a Pension Fund and an Insurance Fund, shall be made in lieu of severance payments due to Mr. Luzon.

On November 18, 2018, My Size Israel entered into an employment agreement with Or Kles (the “Kles Employment Agreement”) pursuant to which Mr. Kles will serve as Chief Financial Officer of the Company. Pursuant to the terms of the Kles Employment Agreement, Mr. Kles shall receive NIS 30,000 per month as his base salary and shall be eligible to receive such bonus as determined by the Company. In addition, Mr. Kles shall be entitled to other benefits, including, but not limited to, Company contributions towards an education fund and insurance coverage, including for disability. The term of the Kles Employment Agreement shall be effective as of September 1, 2018 and shall continue until such time either party provides written notice to the other party at least 75 days in advance of the termination of such agreement. The Company may also terminate Mr. Kles’ employment without prior written notice (or payment in lieu of such notice) for Cause (as defined in the Kles Employment Agreement). Pursuant to the terms of the Kles Employment Agreement and subject to certain conditions, payments made by the Company to the Pension Fund or to the Insurance Fund, including a combination of payments to a Pension Fund and an Insurance Fund, shall be made in lieu of severance payments due to Mr. Kles.

On November 18, 2018, My Size Israel entered into an employment agreement with Billy Pardo  (the “Pardo Employment Agreement”) pursuant to which Mrs. Pardo will serve as Chief Product Officer of the Company. Pursuant to the terms of the Pardo Employment Agreement, Mrs. Pardo shall receive NIS 40,000 per month as her base salary and shall be eligible to receive such bonus as determined by the Company. In addition, Mrs. Pardo shall be entitled to other benefits, including, but not limited to, Company contributions towards an education fund and insurance coverage, including for disability. The term of the Pardo Employment Agreement shall be effective as of September 1, 2018 and shall continue until such time either party provides written notice to the other party at least 75 days in advance of the termination of such agreement. The Company may also terminate Mrs. Pardo’s employment without prior written notice (or payment in lieu of such notice) for Cause (as defined in the Pardo Employment Agreement). Pursuant to the terms of the Pardo Employment Agreement and subject to certain conditions, payments made by the Company to the Pension Fund or to the Insurance Fund, including a combination of payments to a Pension Fund and an Insurance Fund, shall be made in lieu of severance payments due to Mrs. Pardo.

On November 18, 2018, My Size Israel entered into an employment agreement with Eliyahu Walles  (the “Walles Employment Agreement”) pursuant to which Mr. Walles will serve as Chairman of the Board of Directors of the Company. Pursuant to the terms of the Walles Employment Agreement, Mr. Walles shall receive NIS 35,000 per month as his base salary and shall be eligible to receive such bonus as determined by the Company. In addition, Mr. Walles shall be entitled to other benefits, including, but not limited to, Company contributions towards an education fund and insurance coverage, including for disability. The term of the Walles Employment Agreement shall be effective as of September 1, 2018 and shall continue until such time either party provides written notice to the other party at least 75 days in advance of the termination of such agreement. The Company may also terminate Mr. Walles’ employment without prior written notice (or payment in lieu of such notice) for Cause (as defined in the Walles Employment Agreement). Pursuant to the terms of the Walles Employment Agreement and subject to certain conditions, payments made by the Company to the Pension Fund or to the Insurance Fund, including a combination of payments to a Pension Fund and an Insurance Fund, shall be made in lieu of severance payments due to Mr. Walles.

The foregoing descriptions of the Luzon Employment Agreement, Kles Employment Agreement, Pardo Employment Agreement and Walles Employment Agreement are not complete and are qualified in their entireties by reference to the full text of the Luzon Employment Agreement, Kles Employment Agreement, Pardo Employment Agreement and Wales Employment Agreement, copies of which are filed as Exhibits 10.1, 10.2, 10.3 and 10.4, respectively, to this Quarterly Report on Form 10-Q and are incorporated by reference herein.

Item 6. Exhibits.

Exhibit Number	Description of Exhibits
10.1*+	Employment Agreement between the Company and Ronen Luzon dated November 18, 2018
10.2*+	Employment Agreement between the Company and Or Kles dated November 18, 2018
10.3*+	Employment Agreement between the Company and Billy Pardo dated November 18, 2018
10.4*+	Employment Agreement between the Company and Eliyahu Walles dated November 18, 2018
31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

* Filed herewith

+ Indicates a management contract or any compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

My Size, Inc.

Date: November 19, 2018	By:	/s/ Ronen Luzon
Ronen Luzon
Chief Executive Officer (Principal Executive Officer)

Date: November 19, 2018	By:	/s/ Or Kles
Or Kles
Chief Financial Officer (Principal Financial and Accounting Officer)