Form 10-K
period 2018-12-31
My Size, Inc.
filed 2019-03-27
CIK 1211805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☒     Smaller Reporting Company ☒      Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $22,261,408.

Number of shares of common stock outstanding as of March 1, 2019 was 29,852,389.

Documents Incorporated by Reference: None.

i

PART I

In this Annual Report on Form 10-K, unless the context requires otherwise, the terms “we,” “our,” “us,” or “the Company” refer to MySize, Inc., a Delaware corporation, and its subsidiaries, including MySize Israel 2014 Ltd. taken as a whole.

References to “U.S. dollars” and “$” are to currency of the United States of America, and references to “NIS” are to New Israeli Shekels. Unless otherwise indicated, U.S. dollar translations of NIS amounts presented in this Annual Report on Form 10-K for the year ended on December 31, 2018 are translated using the rate of NIS 3.748 to $1.00.

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

Any forward-looking statements are qualified in their entirety by reference to the risk factors discussed throughout this Annual Report on Form 10-K. Some of the risks, uncertainties and assumptions that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include but are not limited to:

●	our history of losses and needs for additional capital to fund our operations and our inability to obtain additional capital on acceptable terms, or at all;

●	the new and unproven nature of the measurement technology markets;

●	our ability to achieve customer adoption of our products;

●	our dependence on assets we purchased from a related party and the risk that such assets may in the future be repurchased;

●	our ability to enhance our brand and increase market awareness;

●	our ability to introduce new products and continually enhance our product offerings;

●	the success of our strategic relationships with third parties;

●	information technology system failures or breaches of our network security;

●	competition from competitors;

●	our reliance on key members of our management team;

●	current or future litigation; and

●	the impact of the political and security situation in Israel on our business.

The foregoing list sets forth some, but not all, of the factors that could affect our ability to achieve results described in any forward-looking statements. You should read this Annual Report on Form 10-K and the documents that we reference herein and have filed as exhibits to the Annual Report on Form 10-K, completely and with the understanding that our actual future results may be materially different from what we expect.  You should assume that the information appearing in this Annual Report on Form 10-K is accurate as of the date hereof.  Because the risk factors referred to on page 2 of Annual Report on Form 10-K, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise.  In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  We qualify all of the information presented in this Annual Report on Form 10-K, and particularly our forward-looking statements, by these cautionary statements.

ITEM 1. BUSINESS

Overview

We are a creator of mobile device measurement solutions that has developed innovative solutions designed to address shortcomings in multiple verticals, including the e-commerce fashion/apparel, shipping/parcel and do it yourself, or DIY, industries. Utilizing our sophisticated algorithms within our proprietary technology, we can calculate and record measurements in a variety of novel ways, and most importantly, increase revenue for businesses across the globe.

Our solutions can be utilized to accurately take measurements of a variety of items via a mobile device. By downloading the application to a smartphone, the user is then able to run the mobile device over the surface of an item the user wishes to measure. The information is then automatically sent to a cloud-based server where the dimensions are calculated through our proprietary algorithms, and the accurate measurements (+ or - 2 centimeters) are then sent back to the user’s mobile device. We believe that the commercial applications for this technology are significant in many areas.

Currently, we are focusing on the following market segments:

●	E-commerce fashion/apparel industry – our main target-market;

●	Shipping/parcel; and

●	DIY uses.

While we are currently devoting much of our focus on the applications for the e-commerce apparel industry, management believes that all of the above-mentioned applications will be useful to users, retailers and vendors alike.

Our Solution

Our cloud-based software platform provides accurate sizing and measurement with broad applications including the online fashion/apparel industry, logistics and courier services and home DIY. This proprietary technology is driven by several patented algorithms which are able to calculate and record measurements in a variety of novel ways. Although specific functionality varies by product, our core solutions address the need for highly accurate measurements in a variety of consumer friendly, every day uses.

The following are some select key features:

●	Integration Capability. We design our solutions to be flexible and configurable, allowing our clients to match their use of our algorithms and software with their specific business processes and workflows. Our platform has been organically developed from a common code base, data structure and user interface, providing a consistent user experience with powerful features that are easily adaptable to our clients’ needs;

●	Intuitive user experience. Our intuitive, easy-to-use interface is based on current technology multiple focus groups and automatically adapts to users’ devices, including mobile platforms, thereby significantly increasing accessibility of our solutions;

●	Big Data Generation. While we supply to the user the information he/she requires, we gather certain vital information such as body measurement and package volume which can be used anonymously to help the retailer acquire predictive size information on stocking, operations and consumers that may be in between sizes. All this information is being gathered and stored on our servers where it can be used by retailers;

●	White Label Solution. Our solutions can be transformed into white label applications at an extra cost to any customer that wants to utilize or embed our technology within their systems; and

●	Non-Invasive. Owing to our unique, non-invasive technology, the smartphone camera is not used for measurement; all the measurements are recorded by moving the smartphone over the consumer’s body or package, thus ensuring greater privacy.

Our Growth Strategy

We intend to drive revenue primarily through penetration of the U.S. market in the verticals we are targeting. We intend to pursue the following growth strategies:

●	Sign Commercial Agreement with Major U.S. Retailer. We are in various stages of discussions with major U.S. retailers for the deployment of our measurement technology with a view to entering into a commercial agreement. We believe that if we are successful in entering into a commercial agreement with a major U.S. retailer this will serve as an important third-party validation of our technology and help accelerate commercial adoption of our solutions.

●	Pursue a Two-Pronged Commercialization Strategy. We are seeking to accelerate adoption of our solutions both through direct partnerships with e-commerce websites as well as through third party platform websites. While we seek to directly enter into partnerships with companies maintaining e-commerce websites in the apparel, courier and DIY markets, we are also seeking to deploy our solutions on third party platforms. In February 2019, MySizeID became available for online retailers utilizing the Shopify platform and BoxSizeID became available on the Honeywell Marketplace.

●	Ongoing Investment in our Technology Platform. We intend to continue to invest in building new software capabilities and extending our platform to bring the power of accurate measurement to a broader range of applications.

●	Grow our database. As the usage of our measurement apps increases, our database of information including user behavior and body measurements generates valuable statistics. Such data can be used in the big data market for targeted advertising and for blind consumer data mining.

The Markets

The mass adoption of mobile technologies such as tablets and smartphones has led to a surge of consumer activity online. Tasks that were once primarily brick-and-mortar – shopping for clothes, shipping a package, or buying supplies for a DIY home renovation project – have now shifted to digital, as consumers prefer the convenience of shopping anywhere, anytime.

E-commerce’s meteoric rise has been a boon to retailers who can offer shoppers a simple customer experience through desktop or mobile devices. According to SaleCycle, in the U.S. e-commerce sales for 2017 were $453.5 billion, an increase of 16% from the year prior. While many sectors have found ways to increase revenue through e-commerce, e-commerce is still plagued by issues that cut into profits and negatively impact the bottom line, such as customer returns, low consumer conversion, and associated restocking and shipping costs.

Fashion/Apparel

The fashion market is one of the fastest growing sectors of online retail – what was already an approximately $332 billion market in 2016 is projected to increase to over $633 billion in 2021 according to statista. However, conveniences of online shopping, including simple search filters, the ability to purchase apparel without trying it on, and free returns, have led consumers to a more free-wheeling buying style that is costing retailers major dollars.

One of the biggest causes for returns are sizing issues, due in part to a truly universal sizing system that leaves consumers guessing what size they need or ordering multiple sizes and returning the ones that do not fit, all the retailer’s expense. Research shows that 30% of all online purchases are returned.

To address this issue, we have developed an innovative mobile technology for retailers, known as MySizeID. MySizeID enables shoppers to generate highly accurate measurements of their body to find proper fitting clothes and accessories, all through the use of our App on their mobile phone. MySizeID syncs the user’s measurement data to a sizing chart integrated through a retailer’s (or a white labeled) mobile application, and only presents items for purchase that match their measurements to ensure a correct fit. MySizeID is available for license by retailers and download by consumers on both iOS and Android operating systems.

Shipping/Parcel

According to Pitney Bowes, parcel revenue in 2017 in 13 major countries around the world was $279 billion or 75 billion parcels with the number of parcels projected to grow to 100 billion by 2020. In the shipping/parcel industry, the dimensions of a package are critical. It is not merely the measurement of a package or box – but rather the amount of space that the package or box will take up on a truck, airplane, or ship that will be transporting the package or box. Far too often, retailers use unfit packaging for their items, adding additional costs in materials and shipping fees.

To address this issue for shipping companies, we have developed an innovative mobile technology known as BoxSizeID. BoxSizeID enables customers to quickly and easily measure the size and volume of a parcel to accurately calculate shipping fees. It also offers shipping companies a variety of precise logistical data for more efficiently managing their supply chain, providing them with an accurate way to compare the physical package with what is in the shipping manifest. BoxSizeID solution is available for license on both iOS and Android operating systems.

DIY

Similar to issues in the apparel and fashion market, big box, hardware, furniture, and DIY stores are plagued by returns due to incorrect fit and measurements. In an industry where precise measurement for projects is an absolute necessity, e-commerce has not grown as quickly as in other industries which we believe is due to lack of consumer confidence in measurements at home and buying the correct item online.

To address this issue for retailers, we have developed an innovative mobile technology known as SizeUp. SizeUp is a digital tape measure that allows users to measure length, width and height of a surface by moving their smartphone from point to point of an object or space. SizeUp is a value-add for DIY and home improvement retailers whose customers struggle to find the appropriately sized items (like blinds or curtains) for their homes or projects due to inaccurate measurements. SizeUp also is designed to replace rulers, tape measures and other measuring tools used for DIY projects. SizeUp is available for consumer download on both iOS and Android operating systems, with more than 1,000,000 consumer downloads to date.

MySizeID

We have released the MySizeID app for both iOS and Android which assists consumers to take highly accurate measurement of their own body in order to size clothing in the best way possible without the need to try the clothes on before purchasing. The benefit of our application is that it simplifies the process of purchasing clothes online and significantly reduces the rate of returns of ill-fitting clothing.

The application is the result of a research and development effort that combines:

●	anthropometric research – analyses of information pertaining to body measurements derived from a survey and the subsequent determination of correlations between body parts;

●	body measurement algorithm research – an algorithm created by us to measure body parts; and

●	retailers size chart analyses – adopting a deep understanding of the size charts of retailers and the corresponding “body to garment size.”

MySizeID allows consumers to create a secure, online profile of their personal measurements, which can then be utilized, with partnered online retailers, to ensure that no matter the manufacturer or size chart, they will get the right fit. MySizeID operates based on the use of existing sensors in smart phones which enable, through a specific purpose application, the measurement of the body of any consumer by moving the smartphone phone along his or her body. The MySizeID application does not rely on user photographs or any additional hardware; all a user needs to do is scan their body with their smartphone and the application records their measurements. The measurements can then be saved in our database in the cloud, enabling the user to search for clothes in various retailer websites without worrying about size. When a search is made, the retailer will connect to our cloud database, and then provide results based on the user’s measurements and other parameters as he or she may have defined. This data is also saved for use when a customer enters a brick and mortar store to help serve the customer more efficiently and to provide a better shopping experience.

Tshirt Forever
3 Reviews
From: €127.04 € 18.99
Meggings next level yr, 90's small batch four loko brunch wes anderson quinoa fixie american apparel flexitarian pitchfork neutra.
Constructed in washed cotton jersey
Fixie american apparel flexitarian pitchfork neutra
Brooklyn high life plaid cardigan
Regular fit
Authentic sartorial wes anderson scenester
COLOR
Select Color
SIZE
Select Size
Clear Selection
What's MYSIZE
1
ADD TO CART
SKU: 238138
Category: Men
9:41 AM
100%
Select Area to Measure size
Chest Depth
Chest Breadth
Forarm
Hips
Inseam
Height
170 cm
Weight
52 kg
Skip & Find My Size

Figure 1: Screenshot of MySizeID on smartphone and e-commerce website

As part of the integration process, we offer to the retailer three main components:

●	Mobile App. MySizeID comes in the form of a native app or as white label app. Our native app can be used “as is” integrated into the retailer’s e-commerce website. Alternatively, it can be white labeled according to the retailer’s needs in a manner that showcases the retailer brand (colors, logo etc.). The retailer can also receive the MySizeID standard development kit, or SDK, and integrate it into its own existing application so the retailer’s consumers will not have to have two separate apps when shopping online.

●	Widget. When a consumer enters into the retailer’s website and looks for a specific item, he or she can click on the MySizeID widget which will inform the consumer of his or her recommended size, based on his or her actual measurements, as measured using the app and the item he or is looking at.

Figure 2: Screenshot of MySizeID widget on Modelista website

●	Back-Office The back-office system is the place where the retailer inputs all the information regarding its size charts that correlates to every product in its e-commerce site, and where the retailer can access the information on its users.

Figure 3: Screenshot of Back-Office System

As we are licensing the technology, we are currently offering MySizeID to retailers on a pay per use basis. In a pay per use business model, every time the consumer obtains a recommended size, we charge the retailer for the usage.

In addition, we have developed applications for third party ecommerce platforms so that retailers who use those platforms will find our application on the platform’s app store and will be able to easily install it in their store. In February 2019, MySizeID became available for online retailers utilizing the Shopify platform. Fashion and apparel retailers using Shopify can now deploy the MySizeID turnkey solution through the simple integration of the MySizeID widget on their site.

In November 2016, we introduced a new product called TrueSize. TrueSize is a customizable, white-label, mobile application that empowers retailers to improve the online shopping experience of their customers by matching their true measurements with the retailer’s offerings. Due to the introduction of MySizeID, in June 2019, we plan on ending support for this product.

BoxSizeID

BoxSizeID is an intuitive parcel measurement application that can provide real-time logistic data on package volumes and transportation, resulting in improved operational efficiency and reduced operating expenses. In addition, BoxSizeID allows customers to easily measure the size of their parcel with their smartphone, calculate shipping costs and arrange for a convenient pick-up time for the package. During 2018, we released BoxSizeID for Android which has a greater market opportunity since, based on our experience, most courier companies are using Android based handheld devices. As a result, BoxSizeID is available both on iOS and Android.

Figure 4: Screenshot of BoxSizeID

We are currently developing Two Shots, an algorithm that is intended to make package measurement even faster through two measurements, to measure the height, width and depth, of a package rather than three separate measurements.

Agreement with Katz Delivery Services, LTD

On November 20, 2015, we entered into an agreement, or the Katz Agreement, with Katz Deliveries, LTD, or Katz, one of the largest courier services in Israel. Pursuant to the Katz Agreement, the parties have agreed to mutually work together to develop and integrate MySize technology with the Katz ERP to accurately monitor the volume of all parcels delivered to it for shipment by its clients. The goal is for Katz to use our technology to help with planning its distribution routes, thus reducing operational costs by adjusting the distribution vehicles to the volume of the shipments.

KatzID was developed for Katz and is to be used to measure packages, boxes and pallets at Katz’ logistics center. The app allows users to scan the barcode of a package and measure the package dimensions using MySize’s SizeIT technology (described below) and then subsequently upload the information directly to Katz’s back office. The technology is being used to control package volumes and accurately charge Katz’ customers accordingly.

In September 2018, we entered into a new agreement with Katz pursuant to which we are licensing to Katz on a software-as-a-service basis KatzID for a monthly fee based on the number of packages measured. We have completed integration of KatzID into the Katz ERP system. To date, there have been no material revenues from this agreement.

SizeUp

We are working on additional consumer applications. One of these applications is in the category of DIY. This application is a smart tape measure for the business to consumer market which allows users to utilize their smartphone as a tape measure. The application provides measurements with an accuracy of plus or minus 2 centimeters. Through the use of this application users will be able to visualize how an object or a piece of furniture will fit in an existing room in their home or office. As many people have difficulty with spatial recognition, we hope this will help alleviate the problem. During 2018 we expanded availability of SizeUp to more than 45 different iOS and Android smartphone models worldwide. It also added Google Vision for image content analysis, object detection, and title suggestions. As of March 1, 2019, there have been over 1,000,000 downloads of the SizeUp app.

Currently the SizeUp app for Android and iOS is available for free for the first 30 days, after which a user will be required to pay a one-time fee of $1.99 to continue using the application. To date, revenues from downloads have been nominal.

SizeIT

We have developed SizeIT, a smart measuring tape SDK for both Android and iOS platforms. SizeIT provides users with the ability to instantly and accurately measure objects with a quick movement of their mobile device. SizeIT, the core technology behind MySizeID, SizeUp, and BoxSizeID applications, can be embedded into any company’s existing or white label mobile app in a short period of time, offering an efficient solution to the escalating costs associated with product sizing issues and returns. SizeIT enables users to measure objects by moving their mobile device from one side of an object to another side of the object. Our algorithm utilizes a mobile device’s motion sensors to calculate the travelled distance.

Research and Development

Our research and development team is responsible for the design, development, and testing of all aspects of our measurement platform technology. We invest in these efforts to continuously improve, innovate, and add new features to our solutions.

We incurred research and development expenses of $1,105,000 in 2018 and $845,000 in 2017 and $727,000 in 2016, relating to the development of its applications and technologies. We intend to continue to invest in our research and development capabilities to extend our platform and bring our measurement technology to a broader range of applications.

Sales and Marketing

We recently launched a commercialization strategy that directs our sales efforts toward both sales to e-commerce players in specific vertical markets such as fashion/apparel and shipping/delivery as well as to e-commerce third party platform providers. As of March 1, 2019, we have two full-time sales professionals in the United States who lead our efforts to penetrate the U.S. marketplace through driving market awareness, generating customer leads, building out a sales pipeline, and developing customer relationships.

We believe an effective method to market our suite of products is for users to actively use and explore its capabilities. We encourage free trials of one or more of our products in order to successfully convert those accounts to paid subscriptions.

Proprietary Rights

We rely on a combination of patent, copyright, trademark and trade secret laws in the United States and other jurisdictions, as well as contractual protections, to protect our proprietary technology.

As of December 31, 2018, we owned four issued patents one in each of Russia and Japan and two in the U.S., which expire between January 20, 2033 and May 11, 2035, and we have eighteen additional patent applications in process. As of such date, we do not have any registered trademarks.

We cannot provide any assurance that our proprietary rights with respect to our products will be viable or have value in the future since the validity, enforceability and type of protection of proprietary rights in software-related industries are uncertain and still evolving.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States, and effective copyright, trademark, trade secret and patent protection may not be available in those jurisdictions. Our means of protecting our proprietary rights may not be adequate to protect us from the infringement or misappropriation of such rights by others.

Further, in recent years, there has been significant litigation in the United States involving patents and other intellectual property rights, particularly in the software and Internet-related industries. We can become subject to intellectual property infringement claims as the number of our competitors grows and our products and services overlap with competitive offerings. These claims, even if not meritorious, could be expensive to defend and could divert management’s attention from operating our business. If we become liable to third parties for infringing their intellectual property rights, we could be required to pay a substantial award of damages and to develop non-infringing technology, obtain a license or cease selling the products that contain the infringing intellectual property. We may be unable to develop non-infringing technology or obtain a license on commercially reasonable terms, if at all.

 Government Regulation

We are subject to a number foreign and domestic laws and regulations that involve matters central to our business. These laws and regulations may involve privacy, data protection, intellectual property, or other subjects. Many of the laws and regulations to which we are subject are still evolving and being tested in courts and could be interpreted in ways that could harm our business. In addition, the application and interpretation of these laws and regulations often are uncertain, particularly in the new and rapidly evolving industry in which we operate. Because global laws and regulations have continued to develop and evolve rapidly, it is possible that we or our products or our platform may not be, or may not have been, compliant with each such applicable law or regulation.

In particular, we are subject to a variety of federal, state and international laws and regulations governing the processing of personal data. Many U.S. states have passed laws requiring notification to data subjects when there is a security breach of personally identifiable data. There are also a number of legislative proposals pending before the U.S. Congress, various state legislative bodies and foreign governments concerning data protection. In addition, data protection laws in Europe and other jurisdictions outside the United States can be more restrictive than those within the United States, and the interpretation and application of these laws are still uncertain and in flux.

For example, the General Data Protection Regulation, or GDPR, which took effect on May 25, 2018, enhances data protection obligations for entities that process personal data about individuals, including obligations to cooperate with European data protection authorities, implement security measures and keep records of personal data processing activities. Noncompliance with the GDPR can trigger fines equal to the greater of €20 million or 4% of global annual revenue. Given the breadth and depth of changes in data protection obligations, meeting the requirements of GDPR has required significant time and resources, including a review of our technology and systems currently in use against the requirements of GDPR. We have taken various steps to prepare for complying with GDPR however there can be no assurance that these steps are sufficient to assure compliance. Further, additional EU laws and regulations (and member states’ implementations thereof) further govern the protection of individuals and of electronic communications. If our efforts to comply with GDPR or other applicable laws and regulations are not successful, we may be subject to penalties and fines that would adversely impact our business and results of operations, and our ability to use personal data of individuals could be significantly impaired.

Competition

We operate in a highly competitive industry that is characterized by constant change and innovation. Changes in the applications and the programing languages used to develop applications, devices, operating systems, and technology landscape result in evolving customer requirements. Our competitors include True Fit, Virtusize, EasyMeasure, AR MeasureKit, and Smart Measure.

The principal competitive factors in our market include the following:

●	product and platform features, architecture, reliability, privacy and security, performance, effectiveness, and supported environments;

●	product extensibility and ability to integrate with other technology infrastructures;

●	digital operations expertise;

●	ease of use of products and platform capabilities;

●	total cost of ownership;

●	adherence to industry standards and certifications;

●	strength of sales and marketing efforts;

●	brand awareness and reputation; and

●	focus on customer success.

We believe we generally compete favorably with our competitors on the basis of these factors. We expect competition to increase as other established and emerging companies enter our markets, as customer requirements evolve, and as new products and technologies are introduced. We expect this to be particularly true as we are a smartphone-based offering that does not need to utilize the smartphone’s camera, and our competitors may also seek to repurpose their existing offerings to provide similar solutions. Many of our competitors have substantially greater financial, technical, and other resources, greater name recognition, larger sales and marketing budgets, broader distribution, and larger and more mature intellectual property portfolios.

Employees

As of March 1, 2019, we had a total of 29 employees, of which 21 were full-time employees, including 7 in sales and marketing, 17 in technology and development and 5 in administration and finance. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relationship with our employees to be good. Our future success depends on our continuing ability to attract and retain highly qualified engineers, sales and marketing, account management, and senior management personnel.

Company Information

Our principal executive offices are located at 3 Arava St., P.O. Box 1026, Airport City, Israel 7010000, and our telephone number is +972-3-600-9030. Our website address is www.mysizeid.com.  Any information contained on, or that can be accessed through, our website is not incorporated by reference into, nor is it in any way a part of, this Annual Report on Form 10-K.

We use our website (www.mysizeid.com) as a channel of distribution of Company information. The information we post through this channel may be deemed material. Accordingly, investors should monitor our website, in addition to following our press releases, SEC filings and public conference calls and webcasts. The contents of our website are not, however, a part of this Annual Report on Form 10-K.

Corporate History

We were incorporated in the State of Delaware on September 20, 1999 under the name Topspin Medical, Inc. In December 2013, we changed our name to Knowledgetree Ventures Inc. Subsequently, in February 2014, we changed our name to MySize, Inc.

From inception through 2012, we were engaged in research and development of a medical magnetic resonance imaging, or MRI, technology for interventional cardiology and in the development of MRI technology for use in the diagnosis and treatment of prostate cancer. In January 2012, we acquired Metamorefix Ltd., or Metamorefix. Metamorefix was incorporated in 2007, and was engaged in the development of innovative solutions for the rehabilitation of tissues, particularly skin tissues. By the end of 2012, we ceased operations and in January 2013, we sold our entire ownership interest in Metamorefix.

In September 2013, Ronen Luzon, our Chief Executive Officer, acquired control of the Company from Asher Shmuelevitch according to which Mr. Luzon purchased 1,755,950 shares of common stock from Mr. Shmuelevitch, which shares represented approximately 40% of the issued and outstanding capital stock of the Company at such time, thus becoming a controlling shareholder of the Company. In connection with the acquisition, Mr. Luzon reached a settlement with our then creditors pursuant to which the main creditor, Mr. Shmuelevitch, was paid a total sum of approximately $140,000 in consideration for a full and final waiver of any and all his claims that he may have relating to any monetary indebtedness of the Company to the creditors.

In February 2014, My Size Israel 2014 Ltd., our wholly owned subsidiary, entered into a Purchase Agreement, or the Purchase Agreement, with Shoshana Zigdon, or the Seller, who at the time was a beneficial owner of more than 20% of our outstanding shares, with respect to the acquisition by us of certain rights related to the collection of data for measurement purposes including rights in the venture, the method and a patent application that had been filed by the Seller (PCT/IL2013/050056), or the Assets. In consideration for the sale of the Assets, we agreed to pay to Seller, 18% of our operating profit, directly or indirectly connected with the Assets together with value-added tax in accordance with the law for a period of seven years from the end of the development period of the aforementioned venture. In addition to the foregoing, the Purchase Agreement provides that all developments, improvements, knowledge and know-how developed and/or accumulated by us after the execution of the Purchase Agreement will be owned by us. Further, the Seller agreed not to compete, directly or indirectly, with us in any matter relating to the Assets for a period of seven years from the end of the development period of the venture.

The Purchase Agreement may be terminated by either party in the event of an uncured material breach. The Purchase Agreement further provides that the Seller is entitled to repurchase the Assets from us upon the occurrence of one or more of the following events: (a) in the case of liquidation or bankruptcy; or (b) if on the seventh anniversary of the execution of the Purchase Agreement, the amount of our income, directly and/or indirectly derived from the Assets is less than NIS 3.6 million (approximately $1 million), each a “Repurchase Event”. If a Repurchase Event occurs, the Seller shall have a 90 day right, subject to delivery of written notice to us of Seller’s intention to exercise such right, to repurchase the Assets from us. The repurchase price will be based upon a market price to be determined by one or more external appraisers. Unless the Seller provides written notice of retraction of Seller’s intention to repurchase the Assets, the Seller shall be obligated to repurchase the Assets within 60 days from the date of receipt of the appraisal. Seller shall have the right to retract its intention to repurchase the Assets, provided Seller gives written notice to us within 30 days of receiving the appraisal and subject to the Seller refunding to us the the expenses borne by us in respect of the appraisal. To date, no material income has been derived from the Assets.

In September 2005, we commenced trading on the Tel Aviv Stock Exchange, or TASE. Between 2007 and 2012 we reported as a public company with the SEC. In August 2012, we suspended our reporting obligations. In mid-2015 we resumed reporting as a public company. On July 25, 2016, our common stock began publicly trading on the Nasdaq Capital Market under the symbol “MYSZ”.

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

Risks Related to Our Financial Position and Capital Requirements

We have historically incurred significant losses and there can be no assurance when, or if, we will achieve or maintain profitability.

We realized a net loss of $6.0 million and $5.4 million for the years ended December 31, 2018 and 2017 and had an accumulated deficit of $23.0 million as at December 31, 2018. Because of the numerous risks and uncertainties associated with the development of our products and business, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Expected future operating losses will have an adverse effect on our cash resources, shareholders’ equity and working capital. Our failure to become and remain profitable could depress the value of our stock and impair our ability to raise capital, expand our business, maintain our development efforts, or continue our operations. A decline in our value could also cause you to lose all or part of your investment in us.

Our limited operating history makes it difficult to evaluate our business and prospects.

We have only been developing our measurement technology since 2014. Since then, our operating history has been primarily limited to research and development, pilot studies, raising capital, and limited sales and marketing efforts. Therefore, it may be difficult to evaluate our business and prospects. We have not yet demonstrated an ability to commercialize our products. Consequently, any predictions about our future performance may not be accurate, and you may not be able to fully assess our ability to complete development and/or commercialize our products, and any future products.

We will need to raise additional capital to meet our business requirements in the future, which is likely to be challenging, could be highly dilutive and may cause the market price of our common stock to decline.

Based on our projected cash flows and the cash balances as of the date of this Annual Report on Form 10-K, we believe we have sufficient cash to fund our obligations for a period which is longer than 12 months from the date of this Annual Report on Form 10-K. However, in order to meet our business objectives in the future, we will need to raise additional capital, which may not be available on reasonable terms or at all. Additional capital would be used to accomplish the following:

●	finance our current operating expenses;

●	pursue growth opportunities;

●	hire and retain qualified management and key employees;

●	respond to competitive pressures;

●	comply with regulatory requirements; and

●	maintain compliance with applicable laws.

Current conditions in the capital markets are such that traditional sources of capital may not be available to us when needed or may be available only on unfavorable terms. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control, and on our financial performance. Accordingly, we cannot assure you that we will be able to successfully raise additional capital at all or on terms that are acceptable to us. If we cannot raise additional capital when needed, it may have a material adverse effect on our business, results of operations and financial condition.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities could result in substantial dilution for our current stockholders. The terms of any securities issued by us in future capital transactions may be more favorable to new investors, and may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect on the holders of any of our securities then-outstanding. We may issue additional shares of our common stock or securities convertible into or exchangeable or exercisable for our common stock in connection with hiring or retaining personnel, option or warrant exercises, future acquisitions or future placements of our securities for capital-raising or other business purposes. The issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our common stock to decline and existing stockholders may not agree with our financing plans or the terms of such financings. In addition, we may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we issue, such as convertible notes and warrants, which may adversely impact our financial condition. Furthermore, any additional debt or equity financing that we may need may not be available on terms favorable to us, or at all. If we are unable to obtain such additional financing on a timely basis, we may have to curtail our development activities and growth plans and/or be forced to sell assets, perhaps on unfavorable terms, or we may have to cease our operations, which would have a material adverse effect on our business, results of operations and financial condition.

Risks Related to Our Company and Our Business

We may never successfully develop any products or generate revenues.

We only recently transitioned into the commercialization phase of our products and have only generated minimal revenues to date. We may be unable to successfully develop or market any of our current or proposed products or technologies, those products or technologies may not generate any revenues, and any revenues generated may not be sufficient for us to become profitable or thereafter maintain profitability.

The market for our measurement technology is new and unproven, may experience limited growth and is highly dependent on U.S. retailers and online third party resellers adopting our flagship product, MySizeID.

The market for our measurement technology is relatively new and unproven and is subject to a number of risks and uncertainties. We believe that our future success will depend in large part on market adoption of our flagship product, MySizeID, by U.S. retailers and online third party resellers. In order to grow our business, we intend to focus on educating retailers and resellers and other potential customers about the benefits of our measurement technology, expanding the functionality of our products and bringing new products to market to increase market acceptance and use of our technology. Our ability to develop and expand the market that our products address depends upon a number of factors, including the cost savings, performance and perceived value associated with such products. The market for our products could fail to develop or there could be a reduction in interest or demand for our products as a result of a lack of consumer acceptance, technological challenges, competing products and services, weakening economic conditions and other causes. We may never successfully commercialize our products and if our products fail to achieve market acceptance, this would have a material adverse effect on our business, results of operations and financial condition.

Failure to effectively develop and expand our sales and marketing capabilities could harm our ability to grow our business and achieve broader market acceptance of our products.

Our ability to achieve customer adoption, especially among U.S. retailers will depend, in part, on our ability to effectively organize, focus and train our sales and marketing personnel. We have limited experience selling to U.S. retailers and only recently established a U.S. sales force. We believe that there is significant competition for experienced sales professionals with the skills and industry knowledge that we require. Our ability to achieve significant revenue growth in the future will depend, in part, on our ability to recruit, train and retain a sufficient number of experienced sales professionals, particularly those with experience selling to U.S. retailers. In addition, even if we are successful in hiring qualified sales personnel, new hires require significant training and experience before they achieve full productivity, particularly for sales efforts targeted at U.S. retailers and new markets. Because we only recently started sales efforts, we cannot predict whether, or to what extent, our sales efforts will be successful.

We expect our sales cycle to be long and unpredictable and require considerable time and expense before executing a customer agreement, which may make it difficult to project when, if at all, we will obtain new customers and when we will generate revenue from those customers.

As we seek adoption of our products by U.S. retailers, we expect to incur higher costs and long sales cycles. In this market segment, the decision to adopt our products may require the approval of multiple technical and business decision makers, including security, compliance, procurement, operations and IT. In addition, while U.S. retailers may be willing to deploy our products on a limited basis, before they will commit to deploying our products at scale, they often require extensive education about our products and significant customer support time, engage in protracted pricing negotiations and seek to secure readily available development resources. As a result, it is difficult to predict when we will obtain new customers and begin generating revenue from these customers. As part of our sales cycle, we may incur significant expenses before executing a definitive agreement with a prospective customer and before we are able to generate any revenue from such agreement. We have no assurance that the substantial time and money spent on our sales efforts will generate significant revenue. If conditions in the marketplace generally or with a specific prospective customer change negatively, it is possible that no definitive agreement will be executed, and we will be unable to recover any of these expenses. If we are not successful in targeting, supporting and streamlining our sales processes and if revenue expected to be generated from a prospective customer is not realized in the time period expected or not realized at all, our ability to grow our business, and our operating results and financial condition may be adversely affected. If our sales cycles lengthen, our future revenue could be lower than expected, which would have an adverse impact on our operating results and could cause our stock price to decline.

We are substantially dependent on assets we purchased from a related party, and if we lose the rights to such assets or the assets are repurchased for any reason, our ability to develop existing and new applications based upon these assets would be harmed, and our business, results of operations and financial condition would be materially and adversely affected.

In February 2014, we entered into a Purchase Agreement with a related party, Shoshana Zigdon, pursuant to which we acquired certain rights related to the collection of data for measurement purposes. Our business is substantially dependent upon the Assets we acquired pursuant to the Purchase Agreement. Therefore, our ability to develop and commercialize our applications depends upon the effectiveness and continuation of the Purchase Agreement. If we lose the rights, including the rights to the patent that comprise the Assets, our ability to develop existing and new applications would be harmed. In consideration for the sale of the Assets, we agreed to pay to Ms. Zigdon, 18% of our operating profit, directly or indirectly connected with the Assets together with value-added tax in accordance with the law for a period of seven years from the end of the development period of the aforementioned venture.

The Purchase Agreement may be terminated by either party in the event of an uncured material breach. The Purchase Agreement further provides that the Seller is entitled to repurchase the Assets from us upon the occurrence of one or more of the following events: (a) in the case of liquidation or bankruptcy; or (b) if on the seventh anniversary of the execution of the Purchase Agreement, the amount of our income, directly and/or indirectly derived from the Assets is less than NIS 3.6 million (approximately $1 million). To date, we have only generated limited revenue. If Ms. Zigdon repurchases the Assets, our ability to develop and commercialize our products would be significantly harmed and we may cease operations.

If we are not able to enhance our brand and increase market awareness of our company and products, then our business, results of operations and financial condition may be adversely affected.

We believe that enhancing the “MySize” brand identity and increasing market awareness of our company and products, particularly among U.S. retailers, is critical to achieving widespread acceptance of our products. Our ability to successfully develop new retailers may be adversely affected by a lack of awareness or acceptance of our brand. To the extent that we are unable to foster name recognition and affinity for our brand, our growth may be significantly delayed or impaired. The successful promotion of our brand will depend largely on our continued marketing efforts, market adoption of our products, and our ability to successfully differentiate our products from competing products and services. Our brand promotion may not be successful or result in revenue generation. Any incident that erodes consumer affinity for our brand could significantly reduce our brand value and damage our business. If consumers perceive or experience a reduction in quality, or in any way believe we fail to deliver a consistently positive experience, our brand value could suffer and our business may be adversely affected.

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

If we do not develop enhancements to our products and introduce new products that achieve market acceptance, our business, results of operations and financial condition could be adversely affected.

Our ability to attract new customers depends in part on our ability to enhance and improve our existing products, increase adoption and usage of our products and introduce new products. The success of any enhancements or new products depends on several factors, including timely completion, adequate quality testing, actual performance quality, and overall market acceptance. Enhancements and new products that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, may have interoperability difficulties with our platform or other products or may not achieve the broad market acceptance necessary to generate significant revenue. Furthermore, our ability to increase the usage of our products depends, in part, on the development of new use cases for our products and may be outside of our control. If we are unable to successfully enhance our existing products to meet evolving customer requirements, increase adoption and usage of our products, develop new products, then our business, results of operations and financial condition would be adversely affected.

The mobile technology industry is subject to rapid technological change and, to compete, we must continually enhance our mobile Apps and custom development services.

We must continue to enhance and improve the performance, functionality and reliability of our products. The mobile technology industry is characterized by rapid technological change, changes in user requirements and preferences, frequent new product and services introductions embodying new technologies and the emergence of new industry standards and practices that could render our products obsolete. Our success will depend, in part, on our ability to both internally develop and enhance our existing products, develop new products that address the increasingly sophisticated and varied needs of our customers, and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. The development of our technology involves significant technical and business risks. We may fail to use new technologies effectively or to adapt our proprietary technology and systems to customer requirements or emerging industry standards. If we are unable to adapt to changing market conditions, customer requirements or emerging industry standards, we may not be able to increase our revenue and expand our business.

Changes in economic conditions could materially affect our business, financial condition and results of operations.

Because our primary target customers include U.S. retailers, we, together with the rest of the fashion/apparel industry, will depend upon consumer discretionary spending. Increases in unemployment rates, reductions in home values, increases in home foreclosures, investment losses, personal bankruptcies and reductions in access to credit and reduced consumer confidence, may impact consumers’ ability and willingness to spend discretionary dollars. In addition, volatile economic conditions may repress consumer confidence and discretionary spending. Any of the foregoing may have a material adverse effect on our business, financial condition and results of operations.

Our growth depends, in part, on the success of our strategic relationships with third parties.

To grow our business, we anticipate that we will continue to depend on relationships with third parties, such as Katz Corporation. Identifying partners, and negotiating and documenting relationships with them, requires significant time and resources. If we are unsuccessful in establishing or maintaining our relationships with third parties, our ability to compete in the marketplace or to grow our revenue could be impaired, and our results of operations may suffer. Even if we are successful, we cannot assure you that these relationships will result in increased customer usage of our products or increased revenue.

We rely upon third parties to provide distribution for our applications, and disruption in these services could harm our business.

We currently utilize, and plan on continuing to utilize over the current fiscal year, third-party networking providers and distribution through companies including, but not limited to, Apple and Google as well as Shopify and Honeywell to distribute our technologies. If disruptions or capacity constraints occur, we may have no means of replacing these services, on a timely basis or at all. This could cause a material adverse condition for our operations and financial earnings.

We rely on third-party hosting and cloud computing providers to operate certain aspects of our business. Any failure, disruption or significant interruption in our network or hosting and cloud services could adversely impact our operations and harm our business.

Our technology infrastructure is critical to the performance of our products and customer satisfaction. Our products run on a complex distributed system, or what is commonly known as cloud computing. We own, operate and maintain elements of this system, but significant elements of this system are operated by third-parties that we do not control and which would require significant time to replace. We expect this dependence on third-parties to continue. In particular, a significant portion, if not almost all data storage, data processing and other computing services and systems is hosted by cloud computing providers. Any disruptions, outages and other performance problems relating to such services, including infrastructure changes, human or software errors and capacity constraints, could adversely impact our business, financial condition or results of operations.

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

Real or perceived errors, failures, or bugs in our products could adversely affect our operating results and growth prospects.

We update our products on a frequent basis. Despite efforts to test our updates, errors, failures or bugs may not be found in our products until after they are deployed to a customer. We have discovered and expect we will continue to discover errors, failures and bugs in our products and anticipate that certain of these errors, failures and bugs will only be discovered and remediated after deployment. Real or perceived errors, failures or bugs in our platform could result in negative publicity, government inquiries, loss of or delay in market acceptance of our products, loss of competitive position, or claims by customers for losses sustained by them. In such an event, we may be required, or may choose, for customer relations or other reasons, to expend additional resources in order to help correct the problem.

We could be harmed by improper disclosure or loss of sensitive or confidential company, employee, or customer data, including personal data.

In connection with the operation of our business, we store, process and transmit data, including personal and payment information, about our employees and customers, a portion of which is confidential and/or personally sensitive. Unauthorized disclosure or loss of sensitive or confidential data may occur through a variety of methods. These include, but are not limited to, systems failure, employee negligence, fraud or misappropriation, or unauthorized access to or through our information systems, whether by our employees or third parties, including a cyberattack by computer programmers, hackers, members of organized crime and/or state-sponsored organizations, who may develop and deploy viruses, worms or other malicious software programs. Such disclosure, loss or breach could harm our reputation and subject us to government sanctions and liability under our contracts and laws that protect sensitive or personal data and confidential information, resulting in increased costs or loss of revenues. It is possible that security controls over sensitive or confidential data and other practices we and our third-party vendors follow may not prevent the improper access to, disclosure of, or loss of such information. The potential risk of security breaches and cyberattacks may increase as we introduce new products and offerings. Further, data privacy is subject to frequently changing rules and regulations, which sometimes conflict among the various jurisdictions in which we provide services. Any failure or perceived failure to successfully manage the collection, use, disclosure, or security of personal information or other privacy related matters, or any failure to comply with changing regulatory requirements in this area, could result in legal liability or impairment to our reputation in the marketplace.

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

Our products and our business are subject to a variety of U.S. and international laws and regulations, including those regarding privacy, data protection and information security, and our customers may be subject to regulations related to the handling and transfer of certain types of sensitive and confidential information. Any failure of our products to comply with or enable our customers to comply with applicable laws and regulations would harm our business, results of operations and financial condition.

We and our customers that use our products may be subject to privacy- and data protection-related laws and regulations that impose obligations in connection with the collection, processing and use of personal data, financial data, health or other similar data. The U.S. federal and various state and foreign governments have adopted or proposed limitations on, or requirements regarding, the collection, distribution, use, security and storage of personally identifiable information of individuals. The U.S. Federal Trade Commission and numerous state attorneys general are applying federal and state consumer protection laws to impose standards on the online collection, use and dissemination of data, and to the security measures applied to such data.

Similarly, many foreign countries and governmental bodies, including the EU member states, have laws and regulations concerning the collection and use of personally identifiable information obtained from individuals located in the EU or by businesses operating within their jurisdiction, which are often more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of personally identifiable information that identifies or may be used to identify an individual, such as names, telephone numbers, email addresses and, in some jurisdictions, IP addresses and other online identifiers. For example, in April 2016 the EU adopted the General Data Protection Regulation, or GDPR, which took full effect on May 25, 2018. The GDPR enhances data protection obligations for businesses and requires service providers (data processors) processing personal data on behalf of customers to cooperate with European data protection authorities, implement security measures and keep records of personal data processing activities. Noncompliance with the GDPR can trigger fines equal to or greater of €20 million or 4% of global annual revenues. There are also additional EU laws and regulations (and member states implementations thereof) which govern the protection of consumers and of electronic communications. If our efforts to comply with GDPR or other applicable EU laws and regulations are not successful, we may be subject to penalties and fines that would adversely impact our business and results of operations, and our ability to conduct business in the EU could be significantly impaired.

Additionally, although we endeavor to have our products comply with applicable laws and regulations, these and other obligations may be modified, they may be interpreted and applied in an inconsistent manner from one jurisdiction to another, and they may conflict with one another, other regulatory requirements, contractual commitments or our internal practices. We also may be bound by contractual obligations relating to our collection, use and disclosure of personal, financial and other data or may find it necessary or desirable to join industry or other self-regulatory bodies or other privacy- or data protection-related organizations that require compliance with their rules pertaining to privacy and data protection.

We expect that there will continue to be new proposed laws, rules of self-regulatory bodies, regulations and industry standards concerning privacy, data protection and information security in the United States, the European Union and other jurisdictions, and we cannot yet determine the impact such future laws, rules, regulations and standards may have on our business. Moreover, existing U.S. federal and various state and foreign privacy- and data protection-related laws and regulations are evolving and subject to potentially differing interpretations, and various legislative and regulatory bodies may expand current or enact new laws and regulations regarding privacy- and data protection-related matters. Because global laws, regulations and industry standards concerning privacy and data security have continued to develop and evolve rapidly, it is possible that we or our products or platform may not be, or may not have been, compliant with each such applicable law, regulation and industry standard and compliance with such new laws or to changes to existing laws may impact our business and practices, require us to expend significant resources to adapt to these changes, or to stop offering our products in certain countries. These developments could adversely affect our business, results of operations and financial condition.

We may not be able to adequately protect our intellectual property, which, in turn, could harm the value of our brands and adversely affect our business.

Our ability to implement our business plan successfully depends in part on our ability to build brand recognition using our trademarks, service marks and other proprietary intellectual property, including our names and logos. We currently have no registered trademarks. While we plan to register a number of our trademarks; however, no assurance can be given that our trademark applications will be approved. We have been issued four patents, one of each in of Russia, and Japan and two in the U.S., and have several patent applications in process. No assurance can be given that our patent applications which are in process will be approved. If our patent applications are not approved, our ability to expand or develop our business may be negatively affected.

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

We may face intense competition and expect competition to increase in the future, which could prohibit us from developing a customer base and generating revenue.

We face significant competition in every aspect of our business. Our competitors include True Fit, Virtusize, EasyMeasure, AR MeasureKit, and Smart Measure. These companies may already have an established market in our industry. Most of these companies have significantly greater financial and other resources than us and have been developing their products and services longer than we have been developing ours.

In addition, some of our larger competitors have substantially broader product offerings and leverage their relationships based on other products or incorporate functionality into existing products to gain business in a manner that discourages potential customers from purchasing our products. Potential customers may also prefer to purchase from their existing solution providers rather than a new solution provider regardless of product performance or features. These larger competitors often have broader product lines and market focus and will therefore not be as susceptible to downturns in a particular market. Conditions in our market could change rapidly and significantly as a result of technological advancements, partnering by our competitors or continuing market consolidation. New start-up companies that innovate and large competitors that are making significant investments in research and development may invent similar or superior products and technologies that compete with our products. In addition, some of our competitors may enter into new alliances with each other or may establish or strengthen cooperative relationships. Any such consolidation, acquisition, alliance or cooperative relationship could lead to pricing pressure and our loss of any future market share and could result in a competitor with greater financial, technical, marketing, service and other resources, all of which could harm our ability to compete. Furthermore, organizations may be more willing to incrementally add solutions to their existing infrastructure from competitors than to replace their existing infrastructure with our products. Any failure to meet and address these factors could harm our business, results of operations and financial condition.

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

Our growth may strain our infrastructure and resources. Any such growth could place increased strain on our management, operational, financial and other resources, and we will need to train, motivate, and manage employees, as well as attract management, sales, finance and accounting, international, technical, and other professionals. Any failure to expand these areas and implement appropriate procedures and controls in an efficient manner and at a pace consistent with our business objectives could have a material adverse effect on our business, results of operations and financial condition.

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

From time to time we may be subject to litigation, including, among others, potential stockholder derivative actions and class actions. Risks associated with legal liability are difficult to assess and quantify, and their existence and magnitude can remain unknown for significant periods of time. Subject to certain exceptions, our Amended and Restated Certificate of Incorporation, or Certificate of Incorporation, and Amended and Restated Bylaws, or Bylaws, require us to indemnify and advance expenses to our officers and directors involved in legal proceedings. To date we have obtained directors and officers’ liability, or D&O, insurance to cover some of the risk exposure for our directors and officers. Such insurance generally pays the expenses (including amounts paid to plaintiffs, fines, and expenses including attorneys’ fees) of officers and directors who are the subject of a lawsuit as a result of their service to us. There can be no assurance that we will be able to continue to maintain this insurance at reasonable rates or at all, or in amounts adequate to cover such expenses should such a lawsuit occur. Without D&O insurance, the amounts we would pay to indemnify our officers and directors should they be subject to legal action based on their service to us could have a material adverse effect on our financial condition, results of operations and liquidity. Such lawsuits, and any related publicity, may result in substantial costs and, among other things, divert the attention of management and our employees. An unfavorable outcome in any claim or proceeding against us could have a material adverse impact on our financial position and results of operations for the period in which the unfavorable outcome occurs, and potentially in future periods. Further, any settlement announced by us may expose us to further claims against us by third parties seeking monetary or other damages which, even if unsuccessful, would divert management attention from the business and cause us to incur costs, possibly material, to defend such matters, which could have a material adverse impact on our financial position. See “Legal Proceedings” on page 19 for more information regarding our involvement in ongoing litigation matters.

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

Tax reform may affect us and our stockholders.

On December 22, 2017, President Trump signed into law the “Tax Cuts and Jobs Act”, or the TCJA, that significantly reforms the Internal Revenue Code of 1986, as amended, or the Code. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and restricts the use of net operating loss carryforwards arising after December 31, 2017, allows for the expensing of capital expenditures, and implements a modified a territorial tax system. We do not expect the tax reform to have a material impact to our net operating losses. The impact of this tax reform on holders of our securities is uncertain. This Annual Report on Form 10-K does not discuss any such tax legislation or the manner in which it might affect purchasers of our securities. We urge our stockholders to consult with their legal and tax advisors with respect to such legislation and the potential tax consequences of investing in our securities.

Risks Related To Our Operations In Israel

Our headquarters and most of our operations are located in Israel, and therefore, political conditions in Israel may affect our operations and results.

Our headquarters and most of our operations are located in central Israel and our key employees, officers and directors are residents of Israel. Accordingly, political, economic and military conditions in Israel and the surrounding region may directly affect our business. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors. Any hostilities involving Israel or the interruption or curtailment of trade within Israel or between Israel and its trading partners could adversely affect our operations and results of operations and could make it more difficult for us to raise capital. During the winter of 2008, winter of 2012 and the summer of 2014, Israel was engaged in an armed conflict with Hamas, a militia group and political party operating in the Gaza Strip, and during the summer of 2006, Israel was engaged in an armed conflict with Hezbollah, a Lebanese Islamist Shiite militia group and political party. Israel faces political tension with respect to its relationships with Turkey, Iran and certain Arab neighbor countries. In addition, recent conflicts involved missile strikes against civilian targets in various parts of Israel, and negatively affected business conditions in Israel. Recent political uprisings and social unrest in various countries in the Middle East and North Africa are affecting the political stability of those countries. This instability may lead to deterioration of the political relationships that exist between Israel and these countries, and have raised concerns regarding security in the region and the potential for armed conflict. Any armed conflicts, terrorist activities or political instability in the region could adversely affect business conditions and could harm our results of operations. For example, any major escalation in hostilities in the region could result in a portion of our employees and service providers being called up to perform military duty for an extended period of time. Parties with whom we do business have sometimes declined to travel to Israel during periods of heightened unrest or tension, forcing us to make alternative arrangements when necessary. In addition, the political and security situation in Israel may result in parties with whom we have agreements involving performance in Israel claiming that they are not obligated to perform their commitments under those agreements pursuant to force majeure provisions in such agreements. Any future deterioration in the political and security situation in Israel will negatively impact our business.

Our commercial insurance does not cover losses that may occur as a result of events associated with the security situation in the Middle East. Although the Israeli government currently covers the reinstatement value of direct damages that are caused by terrorist attacks or acts of war, we cannot assure you that this government coverage will be maintained. Any losses or damages incurred by us could have a material adverse effect on our business. Any armed conflicts or political instability in the region would likely negatively affect business conditions and could harm our results of operations.

Further, in the past, the State of Israel and Israeli companies have been subjected to an economic boycott. Several countries still restrict business with the State of Israel and with Israeli companies. These restrictive laws and policies may have an adverse impact on our operating results, financial condition or the expansion of our business.

Israel’s economy may become unstable.

From time to time, Israel’s economy may experience inflation or deflation, low foreign exchange reserves, fluctuations in world commodity prices, military conflicts and civil unrest. For these and other reasons, the government of Israel has intervened in the economy employing fiscal and monetary policies, import duties, foreign currency restrictions, controls of wages, prices and foreign currency exchange rates and regulations regarding the lending limits of Israeli banks to companies considered to be in an affiliated group. The Israeli government has periodically changed its policies in these areas. Reoccurrence of previous destabilizing factors could make it more difficult for us to operate its business and could adversely affect its business.

Some of our employees are obligated to perform military reserve duty in Israel.

Many Israeli citizens, including our employees are obligated to perform one month, and in some cases more, of annual military reserve duty until they reach the age of 40 (or older, for reservists with certain occupations) and, in the event of a military conflict, may be called to active duty. In response to increases in terrorist activity, there have been periods of significant call-ups of military reservists. It is possible that there will be military reserve duty call-ups in the future. Our operations could be disrupted by such call-ups. Such disruption could materially adversely affect our business, results of operations and financial condition.

It may be difficult to enforce a non-Israeli judgment against the Company or its officers and directors.

The operating subsidiary of ours is incorporated in Israel. All of our executive officers and directors are not residents of the United States, and a substantial portion of our assets and the assets of our executive officers and directors are located outside the United States. Therefore, a judgment obtained against us, or any of these persons, including a judgment based on the civil liability provisions of the U.S. federal securities laws, may not be collectible in the United States and may not necessarily be enforced by an Israeli court. It also may be difficult to affect service of process on these persons in the United States or to assert U.S. securities law claims in original actions instituted in Israel. Additionally, it may be difficult for an investor, or any other person or entity, to initiate an action with respect to U.S. securities laws in Israel. Israeli courts may refuse to hear a claim based on an alleged violation of U.S. securities laws reasoning that Israel is not the most appropriate forum in which to bring such a claim. In addition, even if an Israeli court agrees to hear a claim, it may determine that Israeli law and not U.S. law is applicable to the claim. If U.S. law is found to be applicable, the content of applicable U.S. law often involves the testimony of expert witnesses, which can be a time consuming and costly process. Certain matters of procedure will also be governed by Israeli law. There is little binding case law in Israel that addresses the matters described above. As a result of the difficulty associated with enforcing a judgment against us in Israel, it may be impossible to collect any damages awarded by either a U.S. or foreign court.

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

As of March 1, 2019, members of our management team beneficially own approximately 7.7% of our outstanding common stock. In addition, Shoshana Zigdon beneficially owns approximately 11.7% of our outstanding common stock. As such, management and Ms. Zigdon own approximately, in the aggregate, 19.4% of our voting power. As a result, management and Ms. Zigdon may have the ability to control substantially all matters submitted to our stockholders for approval including:

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

A substantial portion of our total outstanding shares of common stock may be sold into the market at any time. A substantial portion of these shares are held by two stockholders, one of which is Ronen Luzon who is also Chief Executive Officer and director. Although we believe that Mr. Luzon has no current intention to sell a significant number of shares of our stock, we cannot provide any such assurance. In addition, we cannot provide assurance that the other large stockholder, Ms. Zigdon, has no current intention to sell a significant number of shares of our stock. If any of the two stockholders were to decide to sell large amounts of stock over a short period of time (presuming such sales were permitted) such sales could cause the market price of our common stock to drop significantly, even if our business is doing well. Further, the market price of our common stock could decline as a result of the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate.

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

We are a smaller reporting company, (i.e. a company with “public float” held by non-affiliates with a market value of less than $250 million) and we are eligible to take advantage of certain exemptions from various reporting requirements applicable to other public companies. We have elected to adopt these reduced disclosure requirements. We cannot predict if investors will find our common stock less attractive as a result of our taking advantage of these exemptions. If some investors find our common stock less attractive as a result of our choices, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Our Certificate of Incorporation currently authorizes 100,000,000 shares of common stock, of which 29,852,389 are currently outstanding as of March 1, 2019, and our board of directors is authorized to issue additional shares of our common stock. Although our board of directors intends to utilize its reasonable business judgment to fulfill its fiduciary obligations to our then existing stockholders in connection with any future issuance of our capital stock, the future issuance of additional shares of our capital stock could cause immediate, and potentially substantial, dilution to our existing stockholders, which could also have a material effect on the market value of the shares. Further, other than certain participation rights that we have granted in a past offering, our shares do not have preemptive rights, which means we can sell shares of our capital stock to other persons without offering purchasers in this offering the right to purchase their proportionate share of such offered shares. Therefore, any additional sales of stock by us could dilute your ownership interest in our Company.

A number of our outstanding warrants contain anti-dilution provisions that, if triggered, could cause substantial dilution to our then-existing stockholders and adversely affect our stock price.

A number of our outstanding warrants contain anti-dilution provisions. As a result, if we, in the future, issue or grant any rights to purchase any of our common stock or other securities convertible into our common stock, for a per share price less than the exercise price of certain of our warrants, the exercise price will be reduced, subject to certain exceptions. To the extent that we issue or are or deemed to have issued securities for consideration that is less than the exercise price of those warrants, holders of our common stock may experience dilution, which may be substantial and which could lower the market price of our securities. Further, the potential application of such anti-dilution rights may prevent us from seeking additional financing, which would adversely affect our ability to finance our operations and continue to support our growth initiatives.

Our quarterly operating results may fluctuate significantly.

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

●	variations in the level of expenses related to our research and development;

●	any lawsuits in which we may become involved;

●	regulatory developments affecting our products; and

●	our execution of any collaborative, licensing or sales agreements, and the timing of payments under these arrangements.

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

Our Certificate of Incorporation, Bylaws and Delaware law could make it more difficult for a third party to acquire us, even if closing such a transaction would be beneficial to our stockholders. Provisions of our Certificate of Incorporation, Bylaws and Delaware law also could have the effect of discouraging potential acquisition proposals or making a tender offer or delaying or preventing a change in control, including changes a stockholder might consider favorable. Such provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. In particular, the Certificate of Incorporation, Bylaws and Delaware law, as applicable, among other things:

●	provide the board of directors with the ability to alter the Bylaws without stockholder approval;

●	place limitations on the removal of directors;

●	provide that vacancies on the board of directors may be filled by a majority of directors in office, although less than a quorum;

●	require that stockholder actions must be effected at a duly called stockholder meeting and generally prohibiting stockholder actions by written consent;

●	eliminate the ability of stockholders to call a special meeting of stockholders; and

●	establish advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at duly called stockholder meetings.

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

On January 22, 2019, we were notified by the Nasdaq Stock Market, LLC, or Nasdaq, that we were not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. The notification provided that we had 180 calendar days, or until July 22, 2019, to regain compliance with Nasdaq Listing Rule 5550(a)(2). To regain compliance, the bid price of our common stock must have a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. If we do not regain compliance by July 22, 2019, an additional 180 days may be granted to regain compliance, so long as we meet the Nasdaq Capital Market continued listing requirements (except for the bid price requirement) and notify  Nasdaq in writing of our intention to cure the deficiency during the second compliance period. If we do not qualify for the second compliance period or fail to regain compliance during the second 180-day period, then Nasdaq will notify us of its determination to delist our common stock, at which point we will have an opportunity to appeal the delisting determination to a Hearings Panel.

In addition, on September 6, 2018, we were notified by Nasdaq that we were not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market. On October 10, 2018, the Nasdaq Staff concluded that we had regained compliance with its Rule 5550(a)(2) based on the closing bid price of our common stock having been at $1.00 per share or greater from the 10 consecutive business days from September 20, 2018 to October 9, 2018.

Previously, on September 26, 2017, we were notified by Nasdaq, that we were not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) The notification provided that we had 180 calendar days, or until March 26, 2018, to regain compliance with Nasdaq Listing Rule 5550(a)(2). In addition, on June 5, 2017, we received written notice from the Nasdaq Listing Qualifications Department notifying us that for the preceding 30 consecutive business days, our common stock did not maintain a minimum Market Value of Listed Securities of $35 million as required by Nasdaq Listing Rule 5550(b)(2). The notification provided that we had 180 calendar days, or until December 4, 2017, to regain compliance with Nasdaq Listing Rule 5550(b)(2). On December 5, 2017, we received a second written notice from the Listing Qualifications Department of Nasdaq notifying the Company that our failure to regain compliance with Nasdaq Listing Rule 5550(b)(2) by December 4, 2017 would result in the Company’s securities being delisted from the Nasdaq Capital Market effective as of the open of business on December 14, 2017 unless the Company requested an appeal of such determination. We thereafter requested an appeal before the Hearings Panel, thereby staying the delisting of the Company’s securities pending the Hearings Panel’s decision. On January 22, 2018, the Nasdaq Staff concluded that we had regained compliance with its Rule 5550(a)(2) based on the closing bid price of the Company’s common stock having been at $1.00 per share or greater for 10 consecutive business days from January 5, 2018 to January 19, 2018. In addition, on January 26, 2018, the Nasdaq Hearings Advisor informed us that the Nasdaq Staff had informed them that our Market Value of Listed Securities deficiency (as set forth in its Rule 5550(b)(2)) had been cured, and that we were in compliance with all applicable listing standards. As a result, the scheduled hearing before the Hearings Panel was cancelled.

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

As of March 1, 2019, we had outstanding warrants to acquire 2,163,897 shares of our common stock and stock options to purchase 2,441,007 shares of our common stock, which warrants and options are exercisable for prices ranging between $0.04 and $5.00. The expiration of the term of such options and warrants range from July 2019 to December 2023 If a significant number of such warrants and stock options are exercised by the holders, the percentage of our common stock owned by our existing stockholders will be diluted.

Were our common stock to become subject to the penny stock rules then this could result in U.S. broker-dealers becoming discouraged from effecting transactions in shares of our common stock.

Rule 15g-9 under the Exchange Act establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. If we do not retain a listing on the Nasdaq Capital Market or do not meet certain net tangible asset or average revenue requirements and if the price of our common stock is less than $5.00, our common stock will be deemed a penny stock. For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer approve a person’s account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

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

A portion of our outstanding shares of common stock are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Securities Act and as required under applicable state securities laws. Rule 144 provides in essence that an affiliate (as such term is defined in Rule 144(a)(1)) of an issuer who has held restricted securities for a period of at least six months (one year after filing Form 10 information with the SEC for shell companies and former shell companies) may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1% of a company’s outstanding shares of common stock or the average weekly trading volume during the four calendar weeks prior to the sale (the four calendar week rule does not apply to companies quoted on the OTC Markets). Rule 144 also permits, under certain circumstances, the sale of securities, without any limitation, by a person who is not an Affiliate of the Company and who has satisfied a one-year holding period. A sale under Rule 144 or under any other exemption from the Securities Act, if available, or pursuant to subsequent registrations of our shares of common stock, may have a depressive effect upon the price of our shares of common stock in any active market that may develop.

We are a former “shell company” and as such are subject to certain limitations not applicable to other public companies generally.

Prior to our suspension of reporting in 2012, we were a public reporting “shell company,” as defined in Rule 12b-2 under the Exchange Act. Although we are no longer a “shell company,” we are subject to certain restrictions under the Securities Act for the resale of securities issued by issuers that have been at any time previously a shell company. Specifically, the Rule 144 safe harbor available for the resale of our restricted securities is only available to our stockholders if we have filed all reports and other materials required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, or the Exchange Act, as applicable, during the preceding twelve months, other than current reports on Form 8-K, at the time of the proposed sale, regardless of whether the restricted securities were initially issued at the time we were a shell company or subsequent to termination of such status. Accordingly, holders of our “restricted securities” within the meaning of Rule 144 will be subject to the conditions set forth in Rule 144 with respect to our company. Other reporting companies that are not former shell companies and have been reporting for more than twelve months are not subject to this same reporting threshold for non-affiliate reliance on Rule 144. Accordingly, any restricted securities we have sold or sell in the future or issue to consultants or employees, in consideration for services rendered or for any other purpose, may not be resold unless such securities are registered with the SEC or the requirements of Rule 144 have been satisfied. As a result, it may be harder for us to fund our operations and pay our employees and consultants with our securities instead of cash. Furthermore, it may be harder for us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the SEC, which could cause us to expend additional resources in the future. Our prior status as a “shell company” could prevent us in the future from raising additional funds, engaging employees and consultants, and using our securities to pay for any acquisitions, which could cause the value of our securities, if any, to decline in value or become worthless.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently lease 3,380 square feet of office space at 3 Arava Street, Airport City, Israel at a cost of $9,000 per month. The lease was initially for a term of two years and commenced in September of 2015 and was subsequently renewed for an additional year. The lease was subsequently renewed again for an additional year and will expire in September 2019.

ITEM 3. LEGAL PROCEEDINGS

On May 3, 2017, Lightcom (Israel) Ltd., an Israeli company, alleging that it is a shareholder of the Company, filed a motion with the Tel Aviv District Court (Financial Division) to approve an action against us and our officers and directors, as a shareholders’ class action. The complaint alleged, inter alia, that our report dated April 19, 2017 regarding our engagement with the Israeli Post was false and misleading, and that as a result thereof financial damages have been incurred by two purported classes of shareholders: (i) any shareholder who sold Company’s shares as of April 20, 2017 and until April 27, 2017, with respect to damage directly caused by such sale, and (ii) any shareholder which held shares on April 20, 2017 and subsequent to April 27, 2017 with respect to damage caused by permanent adverse effect to the shares’ value. The alleged financial damage caused to members of both classes was estimated at NIS 18.8 million. At a hearing held on November 19, 2018, the court ordered dismissal of the class action with prejudice. No order for costs was made.

On August 7, 2018, we commenced an action against North Empire LLC, or North Empire, in the Supreme Court of the State of New York, County of New York for breach of a Securities Purchase Agreement, or the North Empire Agreement, in which we are seeking damages in an amount to be determined at trial, but in no event less than $616,000. This was preceded by a filing of a Summons with Notice by North Empire against us, also in the same Court, in which they allege damages in an amount of $11.4 million arising from an alleged breach of the North Empire Agreement. On September 27, 2018, North Empire filed an answer and asserted counterclaims in the action commenced by us against them alleging that we failed to timely deliver stock certificates to North Empire causing damage to North Empire in the amount of $10,958,589. North Empire also filed a third-party complaint against Eli Walles and Ronen Luzon asserting similar claims against them in their individual capacities. On October 17, 2018, we filed a reply to North Empire’s counterclaims. On November 15, 2018, Eli Walles and Ronen Luzon filed a motion to dismiss North Empire’s third-party complaint. We believe, based on the opinion of our legal counsel, it is more likely than not that the counterclaims will be dismissed. We intend to vigorously defend any claims made by North Empire.

In addition to the above, from time to time, we may become in involved in lawsuits as well as subject to various legal proceedings, claims, threats of litigation, and investigations in the ordinary course of business. While certain matters to which we are a party may specify the damages claimed, such claims may not represent reasonably possible losses. Given the inherent uncertainties of litigation, the ultimate outcome of these matters cannot be predicted at this time, nor can the amount of possible loss or range of loss, if any, be reasonably estimated.

An unfavorable outcome on any litigation matters could require us to pay substantial damages or could prevent us from selling certain of our products. As a result, a settlement of, or an unfavorable outcome on, any of the matters referenced above or other litigation matters could have a material adverse effect on our business, results of operations and financial condition.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our stock currently is listed on the Tel Aviv Stock Exchange and the Nasdaq Capital Market under the symbol “MYSZ”. Our stock has been traded on the Nasdaq Capital Market since July 25, 2016.

Holders

As of March 1, 2019, we had 60 shareholders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Securities Authorized for Issuance under Equity Compensation Plans

Information about our equity compensation plans is incorporated herein by reference to “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

On January 1, 2018, we entered into an agreement with a consultant pursuant to which we issued 99,000 shares of our common stock.

On January 10, 2018, we issued 15,000 shares of our common stock to a consultant pursuant to an agreement with a consultant dated March 2, 2017. Under the agreement, we previously issued 30,000 shares of common stock.

On February 20, 2018, we entered into an agreement with a consultant pursuant to which we issued 65,000 shares of our common stock.

On May 10, 2018, we issued 90,768 shares of our common stock to a consultant pursuant to an agreement dated December 5, 2016. Under the agreement we previously issued 16,600 shares of common stock and an option to purchase 40,000 shares of common stock, which expired unexercised on March 31, 2018.

On June 20, 2018, we entered into an agreement with a consultant pursuant to which agreed to issue a three-year warrant to purchase 20,000 shares of common stock at an exercise of $0.9984 per share, the vesting of which is subject to the achievement of certain performance based milestones.

The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act since, among other things, the transactions did not involve a public offering.

On April 27, 2017, we entered into an agreement with a consultant pursuant to which we agreed to issue 300,000 shares of common stock. During 2017, 112,500 were issued with a restrictive legend and subsequently registered for resale on a Form S-3. During 2018, an aggregate of 156,250 shares were issued under our 2017 Consultant Equity Incentive Plan as registered shares under Form S-8. Upon subsequent review, we have determined that the consultant was not eligible to receive shares under Form S-8. The remaining 31,250 will be issued in reliance upon an exemption from the registration requirements under Section 4(a)(2) since, among other things, the transaction does not involve a public offering.

On August 28, 2017, we entered into an agreement with a consultant pursuant to which we agreed to issue options to purchase up to 1,230,000 shares of common stock. On January 23, 2018, we entered into an amendment to the agreement pursuant to which certain terms of the options including the number of shares underlying the option was reduced to 800,000 shares of common stock. The option was subsequently issued under our 2017 Consultant Equity Incentive Plan, which was covered by a registration statement on Form S-8. Upon subsequent review, we have determined that the consultant was not eligible to receive shares under Form S-8. The option expired unexercised on July 23, 2018.

On February 13, 2017, we entered into an agreement with a consultant pursuant to which we agreed to issue options to purchase up to 2,000,000 shares of common stock. On May 16, 2017, the agreement was subsequently amended. The shares issuable upon exercise of the options were registered for resale on Form S-3. On January 10, 2018, we issued 781,838 shares of common stock upon partial exercise of the options. We have since determined that the consultant is ineligible to receive options under our 2017 Consultant Equity Plan and in March 2019 replaced the unexercised and outstanding options with warrants. The options, warrants and the shares underlying the options and warrants were offered and sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act since, among other things, the transactions did not involve a public offering.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

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

Overview

We are a creator of mobile device measurement solutions that has developed innovative solutions designed to address shortcomings in multiple verticals, including the e-commerce fashion/apparel, shipping/parcel and do it yourself, or DIY, industries. Utilizing our sophisticated algorithms within our proprietary technology, we can calculate and record measurements in a variety of novel ways, and most importantly, increase revenue for businesses across the globe.

Our solutions can be utilized to accurately take measurements of a variety of items via a mobile device. By downloading the application to a smartphone, the user is then able to run the mobile device over the surface of an item the user wishes to measure. The information is then automatically sent to a cloud-based server where the dimensions are calculated through our proprietary algorithms, and the accurate measurements (+ or - 2 centimeters) are then sent back to the user’s mobile device. We believe that the commercial applications for this technology are significant in many areas.

Currently, we are focusing on the following market segments:

●	E-commerce fashion/apparel industry – our main target-market;

●	Shipping/parcel; and

●	DIY uses.

While we are currently devoting much of our focus on the applications for the e-commerce apparel industry, management believes that all of the above-mentioned applications will be useful to users, retailers and vendors alike.

Results of Operations

The table below provides our results of operations for the periods indicated.

	Year ended December 31
	2018	2017
	(dollars in thousands)
Research and development expenses	$(1,105)	$(845)
Marketing, general and administrative expenses	(4,070)	(4,765)
Operating loss	(5,175)	(5,610)
Financial income (expenses), net	(794)	206
Net loss	$(5,969)	$(5,404)

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Research and Development Expenses

Our research and development expenses for the year ended December 31, 2018 amounted to $1,105,000, an increase of $260,000, or approximately 30.7%, compared to $845,000 for the year ended December 31, 2017. The increase primarily resulted from increased subcontractor expenses and expenses associated with hiring new employees. We expect that research and development expenses will continue to increase in 2019 and that we will recruit additional employees.

Marketing, General and Administrative Expenses

Our marketing, general and administrative expenses for the year ended December 31, 2018 amounted to $4,070,000, a decrease of $695,000, or 14.5%, compared to $4,765,000 for the year ended December 31, 2017. The decrease compared to the corresponding period was mainly due to a reduction in share-based payment expenses, public and investor relations expenses and professional services which were offset by an increase in marketing expenses. During 2018, we had an expense of $952,000 in respect of share-based payments, compared to an expense of $1,557,000 in 2017.

Operating Loss

As a result of the foregoing, for the year ended December 31, 2018, our operating loss was $5,175,000, a decrease of $435,000, or 7.7%, compared to our operating loss for the year ended December 31, 2017 of $5,610,000.

Financial Income (Expenses), net

Our financial expenses, net for the year ended December 31, 2018 amounted to $794,000 as opposed to financial income, net of $206,000 for the year ended December 31, 2017. In 2018, we had financial expenses from the fair value revaluation of warrants offset by income from exchange rate differences and income from fair value revaluation of investment in marketable securities whereas in 2017 we had financial income primarily due to financial income related to the revaluation of warrants which were offset by financial expenses for revaluation of derivatives, loss for marketable securities and interest on short term loan.

Net Loss

As a result of the foregoing, research and development, marketing general and administrative expenses, and lack of revenues, our net loss for the year ended December 31, 2018 was $5,969,000 compared to net loss of $5,404,000 for the year ended December 31, 2017. The increase in net loss was mainly due to the expenses with respect to the revaluation of warrants as opposed to an income in the corresponding period and the increase in marketing expenses. The increase in net loss is offset by a decrease in the share-based payments and public and investor relations services expenses, income with respect to the exchange rate differences and income from revaluation of investment in marketable securities as opposed to expenses in the corresponding period.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through public and private offerings of debt and equity in Israel and in the U.S.

As of December 31, 2018, we had cash, cash equivalents and restricted cash of $5,230,000 and short-term deposit and short-term restricted deposit of $1,390,000 compared to $1,872,000 cash, cash equivalents, restricted cash and no deposits as of December 31, 2017. This increase primarily resulted from the public offering that we completed in February 2018 and from proceeds generated from the exercise of warrants, both of which are further described below.

During the year ended December 31, 2018, we received $2,260,000 of proceeds from the exercise of the warrants to purchase 2,654,922 shares of common stock issued in our December 2017 private placement described below. In addition, during 2018, warrants to purchase 444,444 shares of our common stock issued in our October 2017 private placement were exercised for total proceeds of $318,000.

On February 2, 2018, we completed a public offering pursuant to which we issued 3,000,000 shares of our common stock and five-year warrants to purchase an aggregate of 1,500,000 shares of common stock at $2.00 per share and related warrant. The warrants are initially exercisable at $2.65 per share and contain price protection provisions in the event that we issue certain additional equity securities at a price lower than the exercise price of the warrants. The net proceeds from the offering after deducting the placement agent fees and other offering expenses were approximately $5,464,000.

On December 22, 2017, we completed a public offering of 3,832,500 shares of our common stock at a price of $0.65 per share and five-year warrants to purchase an aggregate of 2,874,375 shares of common stock at a price of $0.65 per share and related warrant. The warrants are initially exercisable at an exercise price of $0.851 per share and contain price protection provisions in the event that we issue certain additional equity securities at a price lower than the exercise price of the warrants. The net proceeds from the offering after deducting the placement agent fees and other offering expenses were approximately $2,130,000. As a result of the public offering, the exercise price of the warrants issued in the October 2017 private placement described below was reduced to $0.715.

On October 26, 2017, we entered into securities purchase agreements to sell original issue discount non-convertible notes, or the Notes, and warrants to purchase 888,888 shares of our common stock to certain accredited investors in a private placement. We received gross proceeds of approximately $1,200,000, before deducting placement agent and other offering expenses. The Notes were initially due on the earlier of (i) February 28, 2018 and (ii) the first offering of our equity securities or any equity-linked or related securities with aggregate gross proceeds of at least $1 million. The maturity date of the Notes was subsequently amended to the earlier of (i) the closing of our next offering or (ii) March 31, 2018. On December 27, 2017, we repaid $583,000 in principal amount of the Notes, and in February 2018, we repaid the remaining outstanding balance of the Notes. The five-year warrants issued in the private offering were initially exercisable at a price of $0.75 per share. The warrants contain certain price protection provisions in the event that we issue additional equity securities at a price lower than the exercise price of the warrants. As a result of the December 2017 offering, the exercise price of the warrants was reduced to $0.715 per share.

Net cash used in operating activities was $3,597,000 for the year ended December 31, 2018 compared to $4,140,000 for the year ended December 31, 2017. The decrease in cash used in operating activity is derived from an increase in revaluation of warrants, derivatives, stock-based compensation liabilities and convertible loan which was offset by a decrease in stock based compensation expense (equity and liability).

Net cash used in investing activities for the year ended December 31, 2018 was $1,421,000 compared with net cash used in investing activities of $16,000 for the year ended December 31, 2017. The net cash used in investing activities for the year ended December 31, 2018 was mainly from investment in short term deposits and restricted deposits compared to purchase of property and equipment during the year ended December 31, 2017.

We had positive cash flow from financing activities of $9,040,000 for the year ended December 31, 2018 compared to $5,932,000 for the year ended December 31, 2017. The cash flow from financing activities for the year ended December 31, 2018 was due to a public offering of our securities, proceeds from the exercise of the warrants as described above and repayment of short-term loan compared to repayment of a short-term loan and proceeds from the public offering of our securities during the year ended December 31, 2017.

We do not have any material commitments for capital expenditures during the next twelve months. Based on our projected cash flows and the cash balances as of the date of this Annual Report on Form 10-K, we believe we have sufficient cash to fund our obligations for a period which is longer than 12 months from the date of this Annual Report on Form 10-K. However, in order to meet our business objectives in the future, we will need to raise additional capital, which may not be available on reasonable terms or at all. Additional capital would be used to accomplish the following:

●	finance our current operating expenses;

●	pursue growth opportunities;

●	hire and retain qualified management and key employees;

●	respond to competitive pressures;

●	comply with regulatory requirements; and

●	maintain compliance with applicable laws.

Current conditions in the capital markets are such that traditional sources of capital may not be available to us when needed or may be available only on unfavorable terms. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control, and on our financial performance. Accordingly, we cannot assure you that we will be able to successfully raise additional capital at all or on terms that are acceptable to us. If we cannot raise additional capital when needed, it may have a material adverse effect on our business, results of operations and financial condition.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities could result in substantial dilution for our current stockholders. The terms of any securities issued by us in future capital transactions may be more favorable to new investors, and may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect on the holders of any of our securities then-outstanding. We may issue additional shares of our common stock or securities convertible into or exchangeable or exercisable for our common stock in connection with hiring or retaining personnel, option or warrant exercises, future acquisitions or future placements of our securities for capital-raising or other business purposes. The issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our common stock to decline and existing stockholders may not agree with our financing plans or the terms of such financings. In addition, we may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we issue, such as convertible notes and warrants, which may adversely impact our financial condition. Furthermore, any additional debt or equity financing that we may need may not be available on terms favorable to us, or at all. If we are unable to obtain such additional financing on a timely basis, we may have to curtail our development activities and growth plans and/or be forced to sell assets, perhaps on unfavorable terms, or we may have to cease our operations, which would have a material adverse effect on our business, results of operations and financial condition.

Recently Issued Accounting Pronouncements

Certain recently issued accounting pronouncements are discussed in Note 2, Significant Accounting Policies, to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

Application of Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles issued by the Financial Accounting Standards Board, or FASB. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses during the reporting periods. Actual results may differ from these estimates under different assumptions or conditions.

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

We recognized a liability on behalf of warrants that are exercisable into shares of common stock. These warrants were issued to investors in public offerings and in private placements and were measured at fair value based on ASC 820. Changes in fair value were recorded in the statements of comprehensive loss. We estimate the share option value using the Monte Carlo option pricing model.

The expected volatility of the share price reflects the assumption that the historical volatility of the share price is reasonably indicative of expected future trends.

The risk-free interest rate for grants with exercise price denominated in NIS is based on the yield from Israel treasury zero-coupon bonds with an equivalent term. The risk-free interest rate for grants with exercise price denominated in USD is based on the yield from US treasury zero-coupon bonds with an equivalent term.

We have historically not paid dividends and have no foreseeable plans to pay dividends.

Research and development expenses

Research expenses are recognized as expenses when incurred. Costs incurred on development projects are recognized as intangible assets as of the date at which it can be established that it is probable that future economic benefits attributable to the asset will flow to us considering its commercial feasibility. This is generally the case when regulatory approval for commercialization is achieved and costs can be measured reliably. Given the current stage of the development of our products, no development expenditures have yet been capitalized. Intellectual property-related costs for patents are part of the expenditure for the research and development projects. Therefore, registration costs for patents are expensed when incurred as long as the research and development project concerned does not meet the criteria for capitalization.

Equity-based compensation

We account for our employees’ share-based compensation as an expense in the financial statements based on ASC 718. All awards are equity classified and therefore the cost is measured at the grant date fair value of the award. We estimate share option grant date fair value using the Binomial option pricing model.

We recorded stock options issued to non-employees at fair value, remeasured to reflect the current fair value at each reporting period and recognized expenses over the service period. The Company elected to early implement ASU 2018-07, Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting, from October 1, 2018

In accordance with ASU 2018-07, we measured stock options at the implementation date and reclassified the share based payments from a liability share based payments awards to equity share based payments awards. The fair value as of the implementation date will be recognized over the remaining service period. We estimate share option grant date fair value using the Binomial option pricing model.

The expected volatility of the share price reflects the assumption that the historical volatility of the share price is reasonably indicative of expected future trends.

The risk-free interest rate for grants with exercise price denominated in NIS is based on the yield from Israel treasury zero-coupon bonds with an equivalent term. The risk-free interest rate for grants with exercise price denominated in USD is based on the yield from US treasury zero-coupon bonds with an equivalent term.

We have historically not paid dividends and have no foreseeable plans to pay dividends.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MY SIZE, INC. AND ITS SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2018

U.S. DOLLARS IN THOUSANDS

- - - - - - - - - - - - - -

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

My Size, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of My Size, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of comprehensive loss, shareholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company elected to early adopt ASU 2018-07, Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting as of October 1, 2018.

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

/s/ Somekh Chaikin

Somekh Chaikin

Certified Public Accountants (Isr.)

Member Firm of KPMG International

We have served as the Company’s auditor since 2017.

Tel Aviv, Israel

March 27, 2019

MY SIZE, INC. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share data)

		December 31,
	Note	2018	2017

Assets

Current Assets:
Cash and cash equivalents	3	5,140	1,802
Restricted cash		90	70
Restricted deposit		181	-
Short term deposit		1,209	-
Other receivables and prepaid expenses	4	218	381

Total current assets		6,838	2,253

Property and equipment, net	5	71	67
Investment in marketable securities	7	208	98
		279	165

Total assets		7,117	2,418

Liabilities and shareholders’ equity

Current liabilities:
Short-term loan	11	-	558
Trade payables		295	245
Accounts payable		276	336
Warrants, derivatives and stock based compensation liabilities	7,10	1,252	2,431

Total current liabilities		1,823	3,570
COMMITMENTS AND CONTINGENCIES	12

SHAREHOLDERS’ EQUITY (DEFICIT)	9
Stock capital -
Common stock of $ 0.001 par value - Authorized: 100,000,000 and 50,000,000 shares; Issued and outstanding: 29,852,389 and 22,238,745, respectively		30	22
Additional paid-in capital		29,116	16,008
Accumulated other comprehensive loss		(835)	(134)
Accumulated deficit		(23,017)	(17,048)

Total shareholders’ equity (deficit)		5,294	(1,152)
Total liabilities and shareholders’ equity		7,117	2,418

The accompanying notes are an integral part of the consolidated financial statements.

MY SIZE, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands (except share data and per share data)

		Year ended December 31,
	Note	2018	2017

Operating expenses
Research and development		(1,105)	(845)
Marketing, general and administrative	13	(4,070)	(4,765)

Total operating expenses		(5,175)	(5,610)

Operating loss		(5,175)	(5,610)

Financial income (expense), net	14	(794)	206

Net loss		(5,969)	(5,404)

Other comprehensive loss:
Gain on available for sale securities		-	93

Foreign currency translation differences		(701)	(32)

Total comprehensive loss		(6,670)	(5,343)

Basic and diluted loss per share		(0.20)	(0.30)

Basic and diluted weighted average number of shares outstanding		29,117,074	17,874,827

The accompanying notes are an integral part of the consolidated financial statements.

MY SIZE, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

U.S. dollars in thousands (except share data)

	Common stock		Additional paid-in	Available	Accumulated other comprehensive	Accumulated	Total stockholders’ equity
	Number	Amount	capital	for sale	loss	Deficit	(deficit)

Balance as of January 1, 2017	17,405,359	17	13,347	(93)	(102)	(11,644)	1,525

Stock-based compensation related to options granted to employees	-	-	185	-	-	-	185
Issuance of shares to consultants	159,100	(*)	147	-	-	-	147
Total comprehensive loss	-	-	-	93	(32)	(5,404)	(5,343)
Liability reclassified to equity	80,358	(*)	60	-	-	-	60
Issuance and receipts on account of shares, net of issuance cost of $360	4,593,928	5	2,269	-	-	-	2,274

Balance as of December 31, 2017	22,238,745	22	16,008	-	(134)	(17,048)	(1,152)

Effect of early adoption of ASU 2018-07 (**)	-	-	284	-	-	-	284
Balance as of January 1, 2018	22,238,745	22	16,292	-	(134)	(17,048)	(868)
Stock-based compensation related to options granted to employees and consultants	-	-	149	-	-	-	149
Issuance of shares to consultants	343,650	1	383	-	-	-	384
Total comprehensive loss	-	-	-	-	(701)	(5,969)	(6,670)
Exercise of warrants and options	3,957,626	4	8,644	-	-	-	8,648
Liability reclassified to equity	82,368	(*)	104	-	-	-	104
Issuance and receipts on account of shares, net of issuance cost of $351	3,230,000	3	3,544	-	-	-	3,547

Balance as of December 31, 2018	29,852,389	30	29,116	-	(835)	(23,017)	5,294

(*)       Represents an amount of less than $1.

(**)     See Note 2 o(4) for the early adoption of ASU 2018-07

The accompanying notes are an integral part of the consolidated financial statements.

MY SIZE, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year ended December 31,
	2018	2017
Cash flows from operating activities:

Net loss	(5,969)	(5,404)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	31	30
Revaluation of warrants, derivatives, stock-based compensation liabilities and convertible loan	1,632	(829)
Interest payment of short-term loan	(192)	(323)
Interest on short-term deposits	(113)	-
Interest received on short-term deposits	18
Revaluation of investment in marketable securities	(123)	623
Stock based compensation- equity	533	332
Stock based compensation- liability	469	1,297
Change in embedded derivative	(59)	127
Decrease in other receivables and prepaid expenses	142	16
Increase (Decrease) in trade payable	71	(9)
Decrease in accounts payables	(37)	-

Net cash used in operating activities	(3,597)	(4,140)

Cash flows from investing activities:

Investment in short-term deposits	(1,200)	-
Investment in restricted deposits	(181)	-
Purchase of property and equipment	(40)	(16)

Net cash used in investing activities	(1,421)	(16)

Cash flows from financing activities:

Proceeds from exercise of warrants and options	3,945	-
Proceeds from issuance of shares, warrants and short-term loan	5,649	6,192
Repayment of short term loan, net	(554)	(260)

Net cash from financing activities	9,040	5,932

Effect of exchange rate fluctuations on cash and cash equivalents	(664)	-

Increase in cash and cash equivalents	3,358	1,776
Cash and cash equivalents at the beginning of the year	1,872	96

Cash and cash equivalents at the end of the year	5,230	1,872

Non cash activities:
Exercise of warrants and share-based compensation to equity	4,703	60
Share-based compensation liability reclassified to equity	284	-
Derivative liability reclassified to equity	104	-

The accompanying notes are an integral part of the consolidated financial statements.

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 1 -	GENERAL

a.

My Size, Inc. is developing unique measurement technologies based on algorithms with applications in a variety of areas, from the apparel e-commerce market, to the courier services market and to the to Do It Yourself (“DIY”) smartphone and tablet apps market. The technology is driven by proprietary algorithms which are able to calculate and record measurements in a variety of novel ways.

The Company has two subsidiaries, My Size Israel 2014 Ltd. and Topspin Medical (Israel) Ltd., both of which are incorporated in Israel. References to the Company include the subsidiaries unless the context indicates otherwise.

My Size, Inc., was incorporated and commenced operations in September 1999, as Topspin Medical Inc. (“Topspin”), a private company registered in the State of Delaware. In December 2013, the Company changed its name to Knowledgetree Ventures Inc. Subsequently, in February 2014, the Company changed its name to My Size, Inc. Topspin was engaged, through its Israeli subsidiary, in research and development in the field of cardiology and urology.

Since September 1, 2005, the Company has traded on the Tel Aviv Stock Exchange (“TASE”).

Between 2007 and 2012 the Company reported as a public company with the U.S. Securities and Exchange Commission (the “SEC”). In August 2012, the Company suspended its reporting obligations under Section 13(a) and 15(d) of the Securities Exchange Act of 1934. In mid-2015 the Company resumed reporting as a public company.

On July 25, 2016, the Company’s common stock began publicly trading on the Nasdaq Capital Market under the symbol “MYSZ”. The Company’s shares of common stock are listed both on the Nasdaq Capital Market and TASE.

b.

On January 9, 2014, at the Company’s general meeting of shareholders, its shareholders approved an engagement with one of the Company’s investors (the “Seller”) for the purchase of rights in a Venture (the “Venture”), including the rights to the method and the certain patent application that had been filed by the Seller (the “Assets”). The Venture relates to the development of technologies and applications which will assist the consumer to take his or her body measurements accurately using a mobile device to ensure the purchase of clothing with the best possible fit without the need to try them on.

In February 2014, the Company established a wholly-owned subsidiary, My Size (Israel) 2014 Ltd., a company registered in Israel, which is currently engaged in the development of the Venture described above.

In return for purchasing an interest in the Venture, the Company undertook to pay the Seller 18% of the Company’s operating profit, direct or indirect, connected to the Venture for a period of seven years starting from the end of the Venture’s development period.

As part of the agreement, the Seller received an option to buy back the Assets for consideration which will reflect the market fair value at that time, on the occurrence of the following events: a) if a motion is filed to liquidate the Company; b) if seven years after signing the agreement, the Company’s total accumulated revenues, direct or indirect, from the Venture or the commercialization of the patent will be lower than NIS 3.6 million.

In such an event, Seller may repurchase the interest in the Venture at a market price to be determined by an independent third party valuation consultant, who shall be chosen by agreement by the parties, and the audit committee shall conduct the negotiations on behalf of the Company to determine the identity of the consultant.

c.	Since inception, the Company has incurred significant losses and negative cash flows from operations and as of December 31, 2018, has accumulated loss of $23,017. The Company has financed its operations mainly through fund raising from various investors.

Management’s plans contemplate that cash and cash equivalents as well as the short-term deposit will be sufficient to meet its obligations for a period which is longer than 12 months.

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

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets, at the following annual rates:

%

Computers and peripheral equipment	33
Office furniture and equipment	7-15
Leasehold improvements	Over the term of the lease or the useful life of the improvements, whichever is shorter

f.	Impairment of long-lived assets:

The Company’s property and equipment are reviewed for impairment in accordance with ASC 360, “Property Plant and Equipment”, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs. During the periods ended December 31, 2018 and 2017, no impairment losses have been recorded.

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

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or in the Company’s tax returns. Deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of deferred tax assets will not be realized. The Company establishes a valuation allowance, if necessary, to reduce deferred tax assets to the amount more likely than not to be realized. As of December 31, 2018, and 2017, a full valuation allowance was established by the Company.

The Company implements a two-step approach to recognize and measure the benefit of its tax positions. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is greater than 50 percent (cumulative basis) likely to be realized upon settlement. The Company believes that its tax positions are all highly certain of being upheld upon examination. As such, as of December 31, 2018 and 2017 the Company has not recorded a liability for unrecognized tax benefits.

j.	Accounting for stock-based compensation:

The Company accounts for its employees share-based compensation as an expense in the financial statements based on ASC 718. All awards are equity classified and therefore such costs are measured at the grant date fair value of the award. The Company estimates share option grant date fair value using the Binomial option pricing model (For details see Note 10).

The Company recorded stock options issued to non-employees at fair value, remeasures to reflect the current fair value at each reporting period and recognizes expenses over the related service period. The Company elected to early implement ASU 2018-07, see Note 2 o(4).

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

The carrying amounts of cash and cash equivalents, restricted cash, restricted deposit, short term deposit, other receivables and prepaid expenses, short-term loan, trade payables and accounts payable approximate their fair value due to the short-term maturities of such instruments.

The Company holds share certificates in iMine Corporation (“iMine”) formerly known as Diamante Minerals, Inc., a publicly-traded company on the OTCQB.

Due to sales restrictions on the sale of the iMine share, the fair value of the shares was measured on the basis of the quoted market price for an otherwise identical unrestricted equity instrument of the same issuer that trades in a public market, adjusted to reflect the effect of the sales restrictions and is therefore, ranked as Level 2 asset.

l.	Convertible loan:

The Company applied ASC 470-20 and ASC 815 to the convertible loan.

m.	Basic and diluted net loss per share:

Basic net loss per share is computed based on the weighted average number of shares of common stock outstanding during each year. Diluted net income per share is computed based on the weighted average number of shares of common stock outstanding during each year plus dilutive potential equivalent common stock considered outstanding during the year, in accordance with ASC 260, “Earnings per Share”. For the years ended December 31, 2018 and 2017 all outstanding options and warrants have been excluded from the calculation of the diluted net loss per share since their effect was anti-dilutive.

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

n.	Concentrations of credit risk:

Financial instruments that potentially subject the Company and its subsidiaries to concentrations of credit risk consist principally of cash and cash equivalents.

Cash and cash equivalents and short term deposits are invested in banks in Israel and United States. Such deposits in Israel may be in excess of insured limits and are not insured in other jurisdictions. Management believes that the financial institutions that hold the Company’s investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.

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

The Company adopted this guidance as of January 1, 2018. As of the adoption date, no available for sale capital reserve existed and as such, no material impact over the Company’s financial statements.

During the year ended December 31, 2018, the Company recorded a gain of $123 for changes in the fair value of the investment in marketable securities in the statements of comprehensive loss as financial income and not as other comprehensive income.

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

The Company implemented this guidance retrospectively as of January 1, 2018, according to which the payment of a principal short-term loan was classified in the statement of cash flows to cash flow from financing activities and the interest related to the debt was classified in the statements of cash flows to cash flows from operating activities. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.

During the year ended December 31, 2018, interest expenses on the short-term loan are classified in the statement of cash flows as cash flow from operating activities in the amount of $192.

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

4.	On June 20, 2018, the FASB issued ASU 2018-07, Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting, to align the guidance for stock compensation to employees and nonemployees. The amended guidance replaces ASC 505-50, Equity-Equity-Based Payments to Non-Employees. This ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2018. Early adoption is permitted in any interim or annual period provided that the entire ASU is adopted.

The Company elected to early adopt the guidance as of October 1, 2018.

The ASU affected the measurement and classification of the share-based payments to consultants in the Company’s financial statements. The fair value of each agreement at the adoption date is being considered as the new fair value of the share-based payments to consultants and the expenses will be recognized over the remaining service period. Furthermore, as of the adoption date, share-based payments to consultants were classified as equity.

Due to the early adoption, an amount of $284 was classified from liabilities to equity and no further fair value measurement will be required for these share-based payments.

p.	Impact of recently issued accounting standard not yet adopted:

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 is intended to increase transparency and comparability of accounting for lease transactions. For all leases with terms greater than twelve months, the new guidance will require lessees to recognize right-of-use assets and corresponding lease liabilities on the balance sheet and to disclose qualitative and quantitative information about lease transactions. The new standard maintains a distinction between finance leases and operating leases. As a result, the effect of leases in the statement of operations and statement of cash flows is largely unchanged, ASU 2016-02 is effective January 1, 2019. In July 2018, the FASB issued ASU 2018-11, Leases - Targeted Improvements, to allow a company to elect an optional modified retrospective transition method that applies the new lease requirements through a cumulative-effect adjustment in the period of adoption. Effective January 1, 2019, the Company adopted the new lease accounting standard using the modified retrospective transition option of applying the new standard at the adoption date. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification. Applying ASU 2016-02 is expected to result an increase of $139 in the balance of right-of-use assets and an increase in current liabilities on lease at the date of initial application.

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

 MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 3 -	CASH AND CASH EQUIVALENTS

The Company’s cash and cash equivalents balance at December 31, 2018 and 2017 is denominated in the following currencies:

	December 31,
	2018	2017

US Dollars	4,879	1,784
Euro	4	-
New Israeli Shekels	257	18
	5,140	1,802

NOTE 4 -	OTHER RECEIVABLES AND PREPAID EXPENSES

	December 31,
	2018	2017

Prepaid expenses and deferred costs	130	55
Government authorities	27	42
Receivable on account of shares	-	275
Insurance reimbursement	50	-
other	11	9
	218	381

NOTE 5 -	PROPERTY AND EQUIPMENT, NET

	Computers and peripheral equipment	Office furniture and equipment	Leasehold improvements	Total
Cost
Balance as at January 1, 2017	74	18	15	107
Additions	15	1	-	16
Translation adjustments	9	1	2	12
Balance as at December 31, 2017	98	20	17	135

Balance as at January 1, 2018	98	20	17	135
Additions	32	8	-	40
Translation adjustments	(10)	-	(2)	(12)
Balance as at December 31, 2018	120	28	15	163

Accumulated Depreciation
Balance as at January 1, 2017	28	2	3	33
Additions	27	1	2	30
Translation adjustments	5	-	-	5
Balance as at December 31, 2017	60	3	5	68

Balance as at January 1, 2018	60	3	5	68
Additions	27	2	2	31
Translation adjustments	(6)	-	(1)	(7)
Balance as at December 31, 2018	81	5	6	92

Carrying amounts
As at December 31, 2017	38	17	12	67
As at December 31, 2018	39	23	9	71

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 6 -	RELATED PARTY TRANSACTIONS

A. Balances with related parties:

The following related party payables are included in trade payable and accounts payable.

	December 31,
	2018	2017

Officers (*)	26	176
Directors	11	11
Monkeytech (**)	3	12
	40	199

(*) The amount includes the net salary payable.

(**) The Chief Technology Officer of the Company, Oded Shoshan, is compensated pursuant to a technology consulting agreement between the Company and Monkeytech Ltd. Mr. Shoshan is the chief executive officer and one of the owners of Monkeytech.

B. Related parties benefits:

	Year ended December 31,
	2018	2017

Salaries and related expenses	792	592
Share based payments	101	154
Directors	57	46
Research and development expenses to subcontractor	164	84
	1,114	876

NOTE 7 -	FINANCIAL INSTRUMENTS

The following tables presents the Company’s significant assets and liabilities that are measured at fair value on recurring basis and their classification within the fair value hierarchy:

	December 31, 2018
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial assets
Investment in marketable securities	-	208	-

	December 31, 2018
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial liabilities
Warrants, derivative and stock based compensation liabilities	-	1,252	-

	December 31, 2017
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial assets
Investment in marketable securities	-	98	-

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 7 -	FINANCIAL INSTRUMENTS (Cont.)

	December 31, 2017
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial liabilities
Warrants, Derivatives and stock based compensation liabilities	-	2,431	-

The carrying amounts of cash and cash equivalents, restricted cash, restricted deposit, short term deposit, other receivables and prepaid expenses, short-term loan, trade payable and accounts payable approximate their fair value due to the short-term maturities of such instruments.

At December 31, 2018, the recognized gain (loss) and fair value (based on quoted market prices with a discount due to security- restrictions on IMine shares) of the marketable securities were $123 and $208, respectively (at December 31, 2017 $(623) and $98, respectively).

NOTE 8 -	TAXES ON INCOME

a.	At December 31, 2018, the Company had U.S. federal net operating loss (“NOL”) carryforwards of approximately $16,489 available to reduce future taxable income. Utilization of the U.S. net operating losses may be subject to substantial limitations due to the change of ownership provisions of the Internal Revenue Code of 1986.

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

Presented hereunder are the tax rates relevant to the Company’s Israeli subsidiaries:

2017 - 24%
2018 - 23%

On January 4, 2016, the Knesset plenum passed the Law for the Amendment of the Income Tax Ordinance (Amendment 216) - 2016, by which, inter alia, the corporate tax rate would be reduced by 1.5% to a rate of 25% as from January 1, 2016.

Furthermore, on December 22, 2016, the Knesset plenum passed the Economic Efficiency Law (Legislative Amendments for Achieving Budget Objectives in the Years 2017 and 2018) – 2016, by which, inter alia, the corporate tax rate would be reduced from 25% to 23% in two steps. The first step was to a rate of 24% as of January 2017 and the second step was to a rate of 23% as of January 2018.

As a result of the reduction in the tax rate to 23% in two steps, the deferred tax balances as at December 31, 2016 and 2017 were calculated according to the new tax rate specified in the Economic Efficiency Law (Legislative Amendments for Achieving Budget Objectives in the Years 2017 and 2018), at the tax rate expected to apply on the date of reversal.

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 8 -	TAXES ON INCOME (Cont.)

2.	The Company’s subsidiaries have estimated total available carryforward operating tax losses for Israeli income tax purposes of approximately $45,320 as of December 31, 2018. Of these losses, a total of $39,296 are owned by Topspin Medical (Israel) Ltd. Topspin tax losses may be offset only by future income with respect to the same operational activity by which it was incurred for an indefinite period of time. The other losses are owned by My Size Israel 2014 Ltd and may be carryforward to offset against future income for an indefinite period of time.

3.	Topspin Medical (Israel) ltd. has final tax assessments through 2013 and My Size (Israel) 2014 Ltd. has no final tax assessments.

c.	U.S. and foreign components of loss from continuing operations, before income taxes consisted of:

	December 31,
	2018	2017
U.S	(4,131)	(1,419)
Non-U.S. (foreign)	(1,838)	(3,985)
	(5,969)	(5,404)

d.	Deferred taxes:

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2018	2017
Deferred tax assets:

Operating loss carryforwards	14,380	14,327
Warrants and options	60	(11)
Marketable securities	336	519
Temporary differences	212	-

Deferred tax assets before valuation allowance	14,988	14,835
Valuation allowance	(14,988)	(14,835)

Net deferred tax asset	-	-

The following table presents a reconciliation of the beginning and ending valuation allowance:

	December 31,
	2018	2017
Balance at beginning of the year	14,835	14,515
Additions in valuation allowance to the income statement	876	1,120
Reductions in valuation allowance due to exchange rate differences and change in tax rate	(723)	(800)
Balance at end of the year	14,988	14,835

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized.

The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are utilized. Based on consideration of these factors, the Company recorded a full valuation allowance at December 31, 2018 and 2017.

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 8 -	TAXES ON INCOME (Cont.)

e.	Theoretical tax

The following presents the adjustment between the theoretical tax amount and the tax amount included in the financial statements:

	December 31,
	2018	2017

Loss before income taxes	5,969	5,404
Statutory tax rate	21%	34%
Theoretical tax benefit	1,253	1,837
Foreign tax rate differences and exchange rate differences	38	(445)
Nondeductible expenses	(415)	(272)
Change in valuation allowance	(876)	(1,120)
Taxes on income	-	-

NOTE 9 -	SHAREHOLDERS’ EQUITY (DEFICIT)

a.	Common stock confers upon their holders the right to receive notice to participate and vote in general meetings of the Company, and the right to receive dividends if declared.

b.	On June 10, 2016, the Company was notified that its listing application for the Nasdaq Capital Market (“Nasdaq”) had been approved. The shares began trading on July 25, 2016. On July 14, 2016, the Company’s Board of Directors resolved to act according to the provisions of certain convertible loan agreements which were signed by the Company and to carry out an automatic conversion (which was triggered by the exchange listing) of such loans into Company shares subject to its receipt of the consideration and the approvals required by law. Accordingly, the Company issued the shares for the convertible loans, the allotment of which had been approved by the requisite stock exchanges and the consideration for which had been received. The Company issued 2,091,566 shares of common stock for convertible loans for total consideration of $7,320.

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 9 -	SHAREHOLDERS’ EQUITY (DEFICIT) (Cont.)

c.	On February 13, 2017, the Company entered into a Securities Purchase Agreement pursuant to which it received an aggregate purchase price of $200 for 200,000 shares of Company common stock, and warrants to acquire 250,000 shares of common stock at exercise price of $3.50 which were exercisable for a period of ten months. In 2017, the options expired without being exercised.

d.

On August 16, 2017, the Board of Directors approved agreements with three private investors for total consideration of $780 in exchange for 780,000 shares of common stock of the Company.

During 2017, the Company received a total of $627 out of the investment. The remaining amount was secured by a guarantee from a financial institution and recorded as other receivables as of December 31, 2017. In 2018, the balance was received in cash.

e.

On December 22, 2017, the Company completed a public offering of 3,832,500 shares of its common stock to the public at $0.65 per share and five-year warrants to purchase an aggregate of 2,874,375 shares of common stock at an exercise price of $0.851 per share. Total consideration from the public offering was of $2,490. The proceeds net of issuance costs were $2,130.

The common stock and warrants are accounted for as two different components.

Warrants exercisable into shares of common stock are recognized as a liability and measured at fair value. Changes in fair value are recorded in the statements of comprehensive loss.

The warrants were measured at fair value and accounted for $1,625, and the residual net amount of $505 was recorded in equity.

As of December 31, 2018, the warrants were presented in the balance sheet at fair value of $124.

The warrants include anti-dilution price protection, in the event that the Company will issue additional shares of common stock or common stock equivalents at a price lower than the exercise price of the warrants. In addition, upon the Company’s entering into an agreement to issue securities that are issuable at a price which varies or may vary with the market price of the Company’s common stock (the “Variable Price”), the holder of the warrant may elect to adjust the exercise price of the warrants to the Variable Price of the securities sold by the Company pursuant to the agreement.

During the year ended December 31, 2018, warrants to purchase 2,654,922 shares of the Company’s common stock were exercised for proceeds to the Company of $2,260.

Upon the exercise of the warrants, the Company reclassified the liabilities associated with the warrants to equity in the total amount of $3,851.

The following table sets forth the assumptions used to measure the fair value of the warrants using the Monte Carlo Model:

	Day of issuance	As of December 31st, 2018
Fair Value	1,625	124
Strike Price	$0.851	$0.851
Dividend Yield %	-	-
Expected volatility	89.5%	88%
Risk free rate	2.26%	2.52%
Expected term	5	3.98
Stock Price	$0.71	$0.77

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 9 -	SHAREHOLDERS’ EQUITY (DEFICIT) (Cont.)

f.	On February 2, 2018, the Company conducted a public offering of its securities pursuant to which it issued an aggregate of 3,000,000 shares of its common stock and five-year warrants to purchase up to 1,500,000 shares of common stock at an exercise price of $2.65 per share for gross proceeds of $6,000. The Company received net proceeds of $5,464 after deducting placement agent fees and other offering expenses.

The common stock and warrants are accounted for as two different components.

Warrants exercisable into shares of common stock are recognized as a liability and measured at fair value. Changes in fair value are recorded in the statements of comprehensive loss.

The warrants were measured at a total fair value of $2,102, and the residual net amount of $3,547 was recorded in the equity.

As of December 31, 2018, the warrants were presented in the balance sheet at a fair value of $862.

The warrants include anti-dilution price protection in the event that the Company issues additional shares of common stock or common stock equivalents at a price lower than the exercise price of the warrants, subject to customary exceptions. In addition, upon the Company’s entering into an agreement to issue securities that are issuable at a price which varies or may vary with the market price of the Company’s common stock (the “Variable Price”), the holder of the warrant may elect to adjust the exercise price of the warrants to the Variable Price of the securities sold by the Company pursuant to the agreement.

The following table sets forth the assumptions used to measure the fair value of the warrants using the Monte Carlo Model:

	Day of issuance	As of December 31st, 2018
Fair Value	2,102	862
Strike Price	$2.65	$2.65
Dividend Yield %	-	-
Expected volatility	96.7%	87.2%
Risk free rate	2.59%	2.52%
Expected term	5	4.09
Stock Price	$1.69	$0.77

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 9 -	SHAREHOLDERS’ EQUITY (DEFICIT) (Cont.)

g.	A summary of the warrant activity during the years ended December 31, 2018 and 2017 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years

Outstanding, December 31, 2016	1,977,281	4.69
Issued	4,013,263
Expired or exercised	(1,965,803)
Outstanding, December 31, 2017	4,024,741	1.10
Issued	1,500,000
Expired or exercised	(3,360,844)
Outstanding, December 31, 2018	2,163,897	2.10	4.06
Exercisable, December 31, 2018	2,163,897	2.10	4.06

As of December 31, 2018 and 2017 the warrants that were issued during the year ended December 31, 2018 and 2017, respectively were deemed to be a derivative liability.

NOTE 10 -	STOCK BASED COMPENSATION

The stock-based expense recognized in the financial statements for services received is related to Research and Development, Marketing and General and Administrative expenses as shown in the following table:

	Year ended December 31,
	2018	2017

Stock-based compensation expense – Research and development	50	72
Stock-based compensation expense - Marketing, general and administrative	952	1,557
	1,002	1,629

The division of the stock-based expenses between equity and liability recorded in the financial statements is as shown in the following table:

	Year ended December 31,
	2018	2017

Stock-based compensation expense - equity awards	533	332
Stock-based compensation expense - liability awards	469	1,297
	1,002	1,629

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 10 -	STOCK BASED COMPENSATION (Cont.)

Options issued to consultants

a.	In December 2016, the Company entered into a consulting agreement with a consultant (“Consultant1”) pursuant to which Consultant1 provided services in connection with marketing strategies, micro and macro-economic issues for the promotion of the Company’s marketing, business, products and operations through smartphone applications. The agreement was for a period of 18 months commencing October 2016.

In consideration for services provided under the consulting agreement, the Company agreed to issue to Consultant1 25,000 shares of common stock of the Company. In October 2017, 16,600 shares of common stock of the Company were issued to Consultant1. In addition, the Company has issued to Consultant1 stock options to purchase up to 40,000 shares of the Company’s common stock at an exercise price of NIS 18 ($5.19) per share. The options were not exercised and expired on March 31, 2018.

In addition, the Company undertook to pay the balance of the consideration for the sale of the shares by Consultant1 up to the sum of NIS 500,000 ($144). If the consideration for the sale of the shares falls below 90% of the shares’ price on the stock exchange on the date of sale, the Company agreed to pay Consultant1 the difference. The Company had the discretion whether to make such payment in cash or shares of common stock.

On March 21, 2017, the shareholders of the Company approved the adoption of the 2017 Consultant Equity Incentive Plan at the Company’s Annual Meeting of Stockholders.

During 2018 and 2017, share based costs in the sum of $0 and $7 respectively, were recorded by the Company and the balance as of December 31, 2018 and 2017 was $0 and $126 respectively, according to the fair value measurement.

In May 2018, the Company issued to Consultant1 an additional 82,368 shares of common stock of the Company plus an additional 8,400 shares of common stock on account of the original 25,000 shares of common stock and as of December 31, 2018, the Company has no further obligation to Consultant1.

b.	In December 2016, the Company engaged a consultant (“Consultant2”) to provide services to the Company with respect to marketing strategy and public relations, including potential investors relations. For such consulting services, the Company issued to Consultant2 options to purchase up to 2,000,000 shares of the Company’s common stock at variable exercise prices ranging from $3.50 to $9.00 per share. The options are exercisable for periods ranging from 12 months (or 6 months from filing date of registration statement) to 36 months. The issuance of the options under the agreement was subject board and shareholder approval as required. The equity incentive plan for consultants was approved by the shareholders on March 21, 2017 at the Company’s Annual Meeting of Stockholders.

On May 16, 2017, the Company and Consultant2 entered into an amendment to the consulting agreement pursuant to which the exercise prices of the options were amended to a range from $1.50 to $5.00 per share.

The share based cost recognized during the years 2018 and 2017, including the cost associated with the consulting service attributed to the reporting period and the revaluation of the options amounted to $549 and $1,048, respectively.

In January 2018, options to purchase up to 781,838 shares of common stock of the Company were exercised for total proceeds of $1,314.

In September 2018, options to purchase up to 218,192 shares of common stock of the Company were not exercised and expired.

In addition, in 2018, an amount of $203 was classified to equity following the adoption of ASU 2018-07, see also Note 2 o 4.

c.

In April 2017, the Company engaged a consultant (“Consultant3”) to provide services to the Company with respect to financing and strategic advisory for a period of two years. For such consulting services, the Company agreed to pay a monthly retainer and agreed to issue to Consultant3 50,000 shares of the Company common stock and 31,250 shares each quarter thereafter.

In December 2017, the Company issued 112,500 shares of common stock to Consultant3 and during 2018, the Company issued an aggregate of 156,250 shares of common stock to Consultant3.

During the years 2018 and 2017, costs in the sum of $192 and $109, respectively, were recorded as a stock-based compensation expense- relating to equity awards.

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 10 -	STOCK BASED COMPENSATION (Cont.)

d.

In July 2017, the Company engaged a consultant (“Consultant4”) to provide services to the Company with respect to business consulting for a period of one year. For such consulting services, the Company issued to Consultant4 150,000 stock options to purchase up to 150,000 shares of the Company’s common stock at an exercise price of $2 per share. The options vest in four equal installments on a quarterly basis and terminate 18 months from each vesting date. During the years 2018 and 2017, costs in the sum of $70 and $7 were recorded as stock-based liability- awards. In addition, in 2018, an amount of $7 was classified to equity following the adoption of ASU 2018-07, see also note 2 o 4.

e.	In August 2017, the Company engaged a consultant (“Consultant5”) to provide services to the Company with respect to various services including corporate planning, financial public relations, business strategy and shareholders relations. For such consulting services, the Company agreed to issue to Consultant5 options to purchase 1,000,000 shares of the Company’s common stock at an exercise prices of $1.00 per share exercisable until April 30, 2018 and 230,000 options to purchase common stock at exercise price of $2.5 per share exercisable until December 31, 2018. The board approved the issuance on August 31, 2017.

In January 23, 2018, the Company and Consultant5 entered into an amendment to the consulting agreement pursuant to which the number of the options and the exercise prices of the options were amended to 800,000 options at $1.00 per share exercisable until July 23, 2018.

The options were not exercised and expired on July 23, 2018.

f.

In January 2018, the Company entered into a twelve month agreement with a consultant (“Consultant6”) to provide strategic consulting and investor relations services. Pursuant to the terms of the agreement, the Company agreed to pay a monthly fee of $5 and to issue to Consultant6 99,000 shares of common stock of the Company in three tranches of 33,000 each, with each tranche vesting on the first day of January, April and August 2018. The board approved the issuance on February 14, 2018.

In February 2018, the Company issued 99,000 shares of common stock to Consultant6.

During 2018, an amount of $112 was recorded as a stock-based equity award with respect to Consultant6.

g.

In February 2018, the Company entered into an agreement with a consultant (“Consultant7”) to provide consulting services relating to investor relations. Pursuant to the agreement and in consideration for such services, the Company agreed to issue to Consultant7 65,000 shares of common stock of the Company. Under the agreement, the shares vested as follows: 50,000 shares shall vest upon the effective date of the agreement and 15,000 shares vest three months after the effective date of the agreement. The board approved the issuance on February 14, 2018.

In February 2018, the Company issued 50,000 shares of common stock to Consultant 7 and in May 2018, the Company issued 15,000 shares of common stock to Consultant7.

During 2018, an amount of $77, was recorded by the Company as a stock-based expense equity- awards with respect to Consultant7.

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 10 -	STOCK BASED COMPENSATION (Cont.)

h.

In October 2017, the Company entered into agreements with three consultants (collectively, the “Consultants”) to provide services to the Company including promoting the Company’s products and services. For such consulting services, the Company agreed to issue to each of the Consultants options to purchase up to 50,000 shares of the Company’s common stock at an exercise price of $2.00 per share. The options vest quarterly in four equal installments and terminate eighteen (18) months from their respective vesting dates. The issuance of the options under the agreement was subject to the increase in the number of shares of the Company’s common stock reserved for issuance pursuant to the Company’s 2017 Consultant Plan. The increase in reserve pursuant to the Company’s 2017 Consultant Plan was approved by the Company’s stockholders on February 12, 2018 at the Company’s special meeting of stockholders.

During 2018 and 2017, an amount of $73 and $1 was recorded by the Company as a stock-based liability- awards and stock-based equity awards respectively, with respect to the Consultants. In addition, in 2018, an amount of $60 was classified to equity following the adoption of ASU 2018-07, see also Note 2 o 4.

i.

In February 2018, the Company entered into an agreement with a consultant (“Consultant8”) to provide services to the Company including improving the Company’s products and services. Pursuant to such agreement and in consideration for such consulting services, the Company agreed to issue to Consultant8 options to purchase up to 5,500 shares of the Company’s common stock at an exercise price of $1.41 per share. The options are fully vested and shall terminate five years after the grant date.

During 2018, amount of $5 was recorded by the Company as a stock-based liability- awards, with respect to Consultant8. In addition, in 2018, an amount of $4 was classified to equity following the adoption of ASU 2018-07, see also Note 2 o 4.

j.

In February 2018, the Company entered into an agreement with a consultant (“Consultant9”) to provide services to the Company including marketing and improving the implementation of the technology with potential customers. Pursuant to such agreement and in consideration for such consulting services, the Company agreed to issue to Consultant9 options to purchase up to 15,000 shares of the Company’s common stock at an exercise price of $2 per share. The options shall vest quarterly in three equal installments and shall terminate five years after the grant date.

During 2018, amounts of $4 and $1 were recorded by the Company as stock-based expense liability-awards and stock-based expense equity awards respectively, with respect to Consultant9. In addition, in 2018, an amount of $7 was classified to equity following the adoption of ASU 2018-07, see also note 2 o 4.

k.

In August 2018, the Company entered into an agreement with a consultant (“Consultant10”) to provide services to the Company including promoting the Company’s products and services. Pursuant to such agreement and in consideration for such consulting services, the Company agreed to issue to Consultant10 options to purchase up to 50,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The options shall vest quarterly in eight equal installments and shall terminate five years after the grant date. The board approved the issuance on August 15, 2018.

During 2018, amounts of $2 and $6 were recorded by the Company as stock-based liability-awards and stock-based expense equity awards respectively, with respect to Consultant10. In addition, in 2018, an amount of $3 was classified to equity following the adoption of ASU 2018-07, see also note 2 o 4.

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 10 -	STOCK BASED COMPENSATION (Cont.)

l.

In December 2018, the Company entered into an agreement with a consultant (“Consultant11”) to provide services to the Company including promoting the Company’s products and services. Pursuant to such agreement and in consideration for such consulting services, the Company agreed to issue to Consultant11 options to purchase up to 50,000 shares of the Company’s common stock at an exercise price of $0.755 per share. The options shall vest quarterly in four equal installments and shall terminate five years after the grant date. The board approved the issuance on December 27, 2018.

During 2018, an amount of $1 was recorded by the Company as a stock-based equity-awards with respect to Consultant11.

The Company’s outstanding options granted to consultants as of December 31, 2018 are as follows:

Issuance date	Options for Common stock	Weighted Average exercise price per share		Options exercisable	Expiration date

April 2012	46,007	NIS	0.15	46,007	April 2022
September 2014	60,000	NIS	1.6	60,000	September 2020
September 2014	35,000	NIS	1.6	35,000	September 2020
May 2017	1,150,000	USD	3.96	1,150,000	March 2019- March 2020
October 2017	150,000	USD	2	150,000	July 2019- April 2020
February 2018	20,500	USD	1.84	20,500	February 2021- February 2023
August 2018-December 2018	100,000	USD	0.88	6,250	August 2023- December 2023

Total	1,561,507			1,467,757

The Company uses the Black & Scholes model to measure the fair value of the stock options with the assistance of a third party valuation.

The fair value of the Company’s stock options granted to non-employees was calculated using the following weighted average assumptions:

	Year ended December 31,	Year ended December 31,
	2018	2017

Dividend yield	0%	0%
Expected volatility	84%-102%	87%-130%
Risk-free interest	2.02%-2.97%	1.2%-2.3%
Contractual term of up to (years)	1.1-5	0.2-5

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 10 -	STOCK BASED COMPENSATION (Cont.)

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

	2017 grants	2018 grants

Dividend yield	0%	0%
Expected volatility	87.73%	88.43%
Risk-free interest	0.7%	3.04%
Contractual term of up to (years)	4.7	4.7 5
Suboptimal exercise multiple (NIS)	5	5

In the years ending December 31, 2018 and 2017, 159,500 and 925,500 options, respectively, were granted.

The total stock option compensation expense in the year ending December 31, 2018 amounted to $139 as follows: R&D expenses amounted to $50 and Marketing, general and administrative expenses amounted to $89.

As of December 31, 2018, there was a total of $83 unrecognized compensation cost relating to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.02 years.

Share option activity during 2018 is as follows:

	2018
	Number of options	Weighted average exercise price US$

Outstanding at January 1	925,500	1.21
Granted	159,500	0.91
Exercised	(26,666)
Expired	(28,834)
Outstanding at year end	1,029,500	$1.16
Vested at year end	823,332	$1.21

Share option activity during 2017 is as follows:

	2017
	Number of options	Weighted average Exercise price US$

Outstanding at January 1	-	-
Granted	925,500	$1.21
Outstanding at year end	925,500	$1.21
Vested at year end	113,667	$1.21

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 11 -	SHORT TERM LOAN

On October 26, 2017, the Company entered into a loan agreement with certain accredited investors in a private placement transaction for total consideration of $1,200. The Company was required to repay a principal amount of $1,333 and to issue 888,888 warrants to purchase up to 888,888 shares of the Company’s common stock.

The loan will be due on the earlier of the four month anniversary from the date received or the completion of an additional equity offering. The warrants have a five-year term and are exercisable at a price of $0.75 per share. The warrants carried out price protection, in the event that the Company will issue additional warrants or common shares at a price lower than the exercise price of the warrants, if the first subsequent placement will occur within six months of the date of issuance of the warrants, then the applicable price shall be reduced to one-hundred and ten percent of the new issuance price of such subsequent placement

On December 20, 2017, the Company completed a public offering (see note 9 e) and the exercise price was reduced to $0.715.

The warrants and loan are accounted for as two different components.

At the date of issuance, warrants exercisable into shares of common stock are recognized as a liability and measured at fair value of $523 and the loan is measured as the residual between the proceeds from the issuance and the fair value allocated to the warrants at $595, net of $82 issuance costs.

As of December 31, 2018 and 2017, the warrants were measured at fair value of $257 and $467, respectively. Changes in fair value of the warrants are recorded in the statement of comprehensive loss.

During the years 2018 and 2017, the Company recorded financial expenses from the loan in the amounts of $192 and $532 respectively.

On December 27, 2017, the Company repaid $583 from the loan and during February 2018, the Company repaid the remaining outstanding balance.

During 2018, warrants to purchase 444,444 shares of the Company’s common stock were exercised, respectively, for total proceeds to the Company of $318.

Upon the exercise of the warrants, the Company reclassified the liabilities associated with the warrants to equity in the total amount of $411.

The following table sets forth the assumptions used to measure the fair value of the warrants using the Monte Carlo Model

	Day of issuance	As of December 31st, 2017	As of December 31st, 2018
Fair Value	$523	$467	$257
Strike Price	$0.75	$0.715	$0.715
Dividend Yield %	-	-	-
Expected volatility	86.73%	92.03%	88.96%
Risk free rate	2.11%	2.23%	2.51%
Expected term	5	4.82	3.8
Stock Price	$0.75	$0.655	$0.77

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 12 -	CONTINGENCIES AND COMMITMENTS

a.

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

b.

On December 15, 2015, a legal complaint was filed naming the following as defendants: the Company, all the members of the Board of Directors, Mrs. Shoshana Zigdon, a shareholder and related party in the Company, as well as two additional defendants who are not shareholders, officers or directors of the Company. The plaintiff alleges that the Company violated its obligation to register his shares (the “Original Shares”) for trade with the Tel Aviv Stock Exchange TASE causing a total of NIS 2,622,500 ($756,418 as of December 31, 2017) damage. The plaintiff seeks relief against the defendants through financial compensation at the rate of the aforementioned alleged damage; additional compensation of NIS 400,000 ($115,374 as of December 31, 2017) due to mental anguish; and if and to the extent that until the time the plaintiff can sell its shares on the Tel Aviv Stock Exchange TASE (the “Exercise Date”), if the rate price of a Company shares common stock rises above the amount of NIS 20.98 (the “Base Rate”), an additional amount at the rate of the difference between the Base Rate and the highest rate of a share of Company share common stock between the time the claim was submitted and the Exercise Date; and also court costs and attorney fees.

All pre-trial preliminary proceedings as well as submission of all evidentiary affidavits and expert opinions by both parties have been completed.

On June 20, 2017, the Company and plaintiff entered into a settlement agreement (the “Settlement Agreement”) dated June 20, 2017 following a mediation process. Pursuant to the Settlement Agreement, the Company agreed to pay the plaintiff NIS 325,000 ($93,741 as of December 31, 2017) (the “Payment”) within 30 days of the date of the Settlement Agreement. Additionally, the Company was obligated to register the Original Shares within a specified time frame. Moreover, pursuant to the Settlement Agreement, the Company agreed to issue, within 60 days, 80,358 additional shares of common stock to the plaintiff (the “New Shares”), which shall be registered, to be deposited in escrow and sold for the benefit of plaintiff. To the extent the Company does not issue the unrestricted New Shares within 60 days of the date of the Settlement Agreement, the plaintiff has a right, at his sole discretion, to resume the legal proceedings pursuant to the complaint, provided he deposits the Payment in an escrow account, pending the court’s final adjudication of the complaint. Additionally, the Settlement Agreement provides that to the extent the aggregate proceeds from the sale of the Original Shares and the New Shares is less than NIS 1,600,000, the Company will either pay the difference in cash or shall issue to the plaintiff additional shares of common stock in lieu thereof, at the Company’s sole discretion. If the Company does not comply with the terms of the Settlement Agreement, the plaintiff may resume the legal proceedings which could result in substantial costs, diversion of management’s attention and diversion of the Company’s resources.

During 2017, the Company registered the Original Shares, issued the New Shares and paid the plaintiff the Payment. As of December 31, 2017, the Company recorded a derivative liability in the amount of $194 in respect of the amount payable pursuant to the terms of the Settlement Agreement, and an amount of $60 in equity in respect of the of issuance of the New Shares.

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

Following a hearing regarding the dismissal of the Supreme Court pending cases, a hearing, held on November 19, 2018, the court ordered dismissal of the class action with prejudice. No order for costs was made.

d.

On August 7, 2018, the Company commenced an action against North Empire LLC (“North Empire”) in the Supreme Court of the State of New York, County of New York for breach of a Securities Purchase Agreement (the “Agreement”) in which it is seeking damages in an amount to be determined at trial, but in no event less than $616,000. On August 2, 2018, North Empire filed a Summons with Notice against the Company, also in the same Court, in which they allege damages in an amount of $11.4 million arising from an alleged breach of the Agreement. On September 6, 2018 North Empire filed a Notice of Discontinuance of the action it had filed on August 2, 2018. On September 27, 2018, North Empire filed an answer and asserted counterclaims in the action commenced by the Company against them, alleging that the Company failed to deliver stock certificates to North Empire causing damage to North Empire in the amount of $10,958,589. North Empire also filed a third-party complaint against the Company’s CEO and Chairman of the Board asserting similar claims against them in their individual capacities. On October 17, 2018, the Company filed a reply to North Empire’s counterclaims. On November 15, 2018, the Company’s CEO and Chairman of the Board filed a motion to dismiss North Empire’s third-party complaint. The parties are engaging in discovery in connection with the claims and counterclaims, and a hearing on the Company’s motion to dismiss is scheduled for April 16, 2019.

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

In consideration for the acquisition of the Venture, the Company will undertake to pay the seller 18% of the Company’s operational profit arising directly or indirectly from the Venture during a period of seven years from the termination of the development period of the Venture. In addition the Seller received an option for a buy-back of the Venture upon the occurrence of any one or more of the following: (a) if an application was filed for the liquidation of the Company or for the appointment of a receiver for the Company’s assets or any material part thereof or for the imposition of a lien on a material part of the Company’s assets, which were not revoked within 60 days from the date they were so filed; (b) if by the end of seven years from the execution date of the agreement the entire aggregate income of the Company arising directly or indirectly from the Venture or from the commercialization of the patent was lower than NIS 3.6 million. According to the Company’s evaluation, the current value is negligible. The buy-back option is valid for 90 days from the occurrence of either one of the above events. The agreed consideration will be determine based on a valuation which will be prepare by an independent assessor.

g.

The Company entered into a two-year lease for office space under a non-cancelable operating lease agreement and renew it for one more year expiring September 2019. The Company is obligated as part of the lease to pay maintenance expenses as well as property taxes and insurance costs as defined in the agreement. Monthly payments are approximately $9 over the course of the lease term adjusted for changes in the CPI. The Company issued a bank guarantee of approximately $63 for the benefit of the lessor.

In addition, The Company entered into a three-years cancelable operating lease agreement for cars.

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 12 -	CONTINGENCIES AND COMMITMENTS (Cont.)

Approximate future minimum remaining non-cancellable rental payments due under these leases are as follows:

Year Ending:

2019	87
2020	4
2021	2

Rent expense (excluding taxes, fees and other charges) for the year ended December 31, 2018 totaled approximately $100.

h.	In November 2015, the Company entered a collaboration agreement with one of Israel’s largest private couriers Katz Deliveries, LTD (“Katz”) under which the parties will collaborate to develop an application based on the company’s technology, which will allow the end customer to measure the size of packages intended for shipment and to receive details about the cost of sending the package, based on its size. The collaboration agreement is for a period of up to six months, which may be extended by agreement of both parties or terminated by either party with prior notice of 14 days.

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

According to the agreement, the Company shall be entitled to a total of 7.5% of every sale by LSY, and LSY company will pay a monthly sum of $2.5 for maintenance fees and services that the company will provide.

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

Yudofsky and the company are in continuous contact and decided to delay the completion of the integration until further notice

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 13 -	MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES

	December 31,
	2018	2017
Marketing	665	242
Salaries	617	533
Share based payments for consultants, directors and employees	952	1,558
Directors	57	46
Travel	243	127
Rent, office expenses and communication	194	183
Professional services	762	963
Public and investor relations	189	730
Other	391	383

	4,070	4,765

NOTE 14 -	FINANCIAL INCOME (EXPENSE), NET

A. Financial income	December 31,
	2018	2017

Revaluation of derivative	156	-
Exchange rate differences	706	-
Revaluation investment in marketable securities	123	-
Change in fair value of warrants	-	1,495
other	28	-

	1,013	1,495

B. Financial expense	December 31,
	2018	2017

Revaluation of derivative	-	100
Financial expenses from loans	192	532
Change in fair value of warrants	1,587	-
Revaluation investment in marketable securities	-	623
other	28	34

	1,807	1,289

- - - - -

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting and financial disclosure of a type described in Item 304 (a)(1)(iv) or any reportable event as described in Item 304 (a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2018. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this Annual Report on Form 10-K, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Exchange Act, as amended, is recorded, processed, summarized and reported within the required time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records, that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting at December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment under those criteria, management has determined that, as of December 31, 2018, our internal control over financial reporting was effective.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and positions of our executive officers and directors.

NAME	Age	POSITION
Eli Walles	38	Chairman of the Board
Ronen Luzon	48	Chief Executive Officer and Director
Or Kles	36	Chief Financial Officer
Billy Pardo	43	Chief Product Officer
Oded Shoshan	34	Chief Technology Officer
Oron Branitzky (1)(2)(3)	60	Director
Oren Elmaliah (1)(2)(3)	35	Director
Arik Kaufman (1)(2)(3)	38	Director

(1)	Member of our audit committee

(2)	Member of our nominating and corporate governance committee

(3)	Member of our compensation committee

The business background and certain other information about our directors and executive officers is set forth below:

Eli Walles has served as our Chairman of the Board since September 2013. From January 2010 until February 2014, Mr. Walles served as the Marketing Manager of MS Berlin GMBH, a real estate investment company. We believe that Mr. Walles is qualified to serve as a member of our board of directors because of his experience in various transactions and his involvement in the Company’s business since its inception.

Ronen Luzon has served as our Chief Executive Officer and a member of our board of directors since September 2013. Since 2006, Ronen Luzon has additionally served as Chief Executive Officer and founder of Malers Ltd., a company in the global security solutions market which provides technological solutions for integrated communication infrastructures, security and control systems. Prior to Malers, he held several senior marketing, sales management and professional services positions in a variety of international high tech companies including VP marketing of GA Tech and Professional Services Manager of Eldat Communication. Mr. Luzon graduated from Middlesex University in London with a B.S. in IT and Business Information Systems. We believe that Mr. Luzon is qualified to serve as a member of our board of directors because of his more than 20 years of experience in the technology sector.

Or Kles has served as our Chief Financial Officer since May 2016. He is a certified public accountant with a broad, diverse financial background. From May 2013 until April 2016 he served as Assistant Controller of Shikun and Binui-Solel Boneh Infrastructure Ltd. and from December 2010 until May 2013 he served as an Associate at KPMG. Mr. Kles holds an MBA and a B.A. in Business Management and Accounting (specializing in financing) from The College of Management Academic Studies. Mr. Kles is a certified public accountant in Israel.

Billy Pardo has served as our Chief Product Officer since May 2014. From April 2010 until August 2013, Ms. Pardo served as Senior Director of Product Management of Fourier Education. Among her areas of expertise are launching products from concept to successful delivery in various methodologies, including Fourier Education’s award-winning einstein™ Science Tablet. Prior to that Ms. Pardo served in various product management positions including, Project Manager of Time to Know, Product Marketing Manager of RiT Technologies, Product Manager of Pricer AB and R&D Team Leader at Pricer AB. Ms. Pardo previously served as Software Engineer at Eldat Communication Ltd., and QA Engineer at NICE Systems. Ms. Pardo received an MBA from The Interdisciplinary Center and a B.A. in Computer Science from The Academic College of Tel-Aviv-Yaffo.

Oded Shoshan has served as our Chief Technology Officer since May 2014. Since 2012 Oded Shoshan has served as the founder and Chief Executive Officer of MonkeyTech Ltd., a company that provides design, development and characterization of mobile applications. Prior to that, Mr. Shoshan served as Software Engineer Team Lead of One Technology Pty Ltd and for six years served as a software engineer in the Israel Defense Forces, in the elite Data Center & Information Systems Unit (Mamram) and as an officer in the computer division of the Israeli Air Force. Mr. Shoshan holds a B.A. in Cinema from Tel Aviv University.

Oron Branitzky has served as a member of our board of directors since March 2017. Mr. Barnitzky has vast experience in retail technology. Since November 2017, Mr. Branitzky has served as Global Retail Business Development at Superup, and from January 2007 until December 2014 he served as Vice President of Sales and Marketing at Pricer AB. Prior to that, Mr. Branitzky has served as VP Marketing and Sales at Eldat Communication and Sarin Technologies Ltd. Since January 2015, Mr. Branitzky has served as chairman of the board of directors of WiseShelf Ltd. and from May 2015 until March 2016, Mr. Branitzky served as an advisory board member of ciValue. Mr. Branitzky received a B.S. from the Hebrew University of Jerusalem and an MBA in International Marketing from Tel Aviv University. We believe that Mr. Branitzky is qualified to serve as a member of our board of directors because of his more than 20 years of experience in managing the sales of hi-tech solutions to retailers across the globe.

Oren Elmaliah, has served as a member of our board of directors since May 2017. In September 2015, Oren Elmaliah founded Accounting Team IL and has acted as Account Manager since then. Accounting Team IL is a financial consultancy and service provider to public companies traded in Israel and abroad. Since February 2017, Mr. Elmaliah has served as controller of BioBlast Pharma, and since January 2017 he has served as Chief Financial Officer of Presstek Israel. In addition, since September 2015, Mr. Elmaliah has served as an Israel Authorities Reporting Officer of LG Electronics Israel and since September 2015 he has served as Local Financial Report Consultant of Chiasma. From July 2011 until August 2015, Mr. Elmaliah served as CPA, Financial Director of CFO Director Ltd and from June 2010 until July 2011 he served as Risk Management Consultant of RSM International Limited. Mr. Elmaliah holds a B.A in Accounting/Economics and a Msc. in Finance/Accounting from Tel Aviv University, Israel. He is a licensed Certified Public Accountant in Israel. We believe that Mr. Elmaliah is qualified to serve as a member of our board of directors because of his vast finance experience and public company management and administration in the fields of finance, accounting, and financial regulation.

Arik Kaufman has served as a member of our board of directors since June 2017. Mr. Kaufman is an attorney specializing in the fields of commercial law, corporate law and capital markets and since 2016 runs his own law office in Israel. He has vast experience in the fields of financial reporting and financial regulation. Since September 2017, Mr. Kaufman serves as VP Business Development of Mor Research Applications and since November 2016 he has served as General Legal Counsel of Mor Research Applications. From December 2008 until March 2016, Mr. Kaufman was an attorney at Victor Tshuva and Co. Mr. Kaufman interned at Baratz, Horn and Co. Previously, Mr. Kaufman served as Call Center Shift Manager/Oracle CRM Implementation Team at Comverse Technology, Inc. Since February 2018, Mr. Kaufman has served as a director of Ophectra Real Estate & Investments Ltd and, since January 2018, Mr. Kaufman has served as an external director of TechnoPlus Ventures. In addition, since May 2016 he serves as a director of BGI Investments 1961 Ltd. Mr. Kaufman holds an LLB in Law from the Interdisciplinary Center, Herzliya, and is admitted to the Israeli Bar. We believe that Mr. Kaufman is qualified to serve as a member of our board of directors based upon his experience of assisting with the completion of numerous venture capital financings, mergers, acquisitions, and strategic relationships. In addition, he has served as a member of the board of various publicly traded companies, including companies that operate in the same industry as us.

Family Relationships

Ronen Luzon, the Chief Executive Officer and a member of our board of directors, and Billy Pardo, the Chief Product Officer, are husband and wife. There are no other family relationships among any of our current or former directors or executive officers.

Involvement in Certain Legal Proceedings

We are not aware of any of our directors or officers being involved in any legal proceedings in the past ten years relating to any matters in bankruptcy, insolvency, criminal proceedings (other than traffic and other minor offenses), or being subject to any of the items set forth under Item 401(f) of Regulation S-K.

Board of Directors

There are no agreements with respect to the election of directors. Each director is elected for a period of one year at our annual meeting of stockholders and serves until the next such meeting and until his or her successor is duly elected or until his or her earlier resignation or removal. The board may also appoint additional directors. A director so chosen or appointed will hold office until the next annual meeting of stockholders and until his or her successor is duly elected and qualified or until his or her earlier resignation or removal. Our board of directors has reviewed the materiality of any relationship that each of our directors has with us, either directly or indirectly. Based upon this review, we believe that Arik Kaufman, Oren Elmaliach, and Oron Branitzky qualify as independent directors in accordance with the standards set by the Nasdaq and Rule 10A-3 promulgated under the Exchange Act.

Committees of the Board

Audit Committee

Our audit committee, is comprised of Oron Branitzky, Oren Elmaliah and Arik Kaufman. Mr. Elmaliah serves as chairman of the audit committee. The audit committee is responsible for retaining and overseeing our independent registered public accounting firm, approving the services performed by our independent registered public accounting firm and reviewing our annual financial statements, accounting policies and our system of internal controls. The audit committee acts under a written charter, which more specifically sets forth its responsibilities and duties, as well as requirements for the audit committee’s composition and meetings. The audit committee charter is available on our website www.mysizeid.com.

The board of directors has determined that each member of the audit committee is “independent,” as that term is defined by applicable SEC rules. In addition, the board of directors has determined that each member of the audit committee is “independent,” as that term is defined by the rules of the Nasdaq Stock Market.

The board of directors has determined that Oren Elmaliah is an “audit committee financial expert” serving on its audit committee, and is independent, as the SEC has defined that term in Item 407 of Regulation S-K.

Compensation Committee

Our compensation committee consists of Oron Branitzky, Oren Elmaliah and Arik Kaufman. Mr. Branitzky serves as chairman of the compensation committee.

The compensation committee’s roles and responsibilities include making recommendations to the board of directors regarding the compensation for our executives, the role and performance of our executive officers, and appropriate compensation levels for our CEO, which are determined without the CEO present, and other executives. Our compensation committee also administers our 2017 Equity Incentive Plan and our 2017 Consultant Equity Incentive Plan. The compensation committee acts under a written charter, which more specifically sets forth its responsibilities and duties, as well as requirements for the compensation committee’s composition and meetings. The compensation committee charter is available on our website www.mysizeid.com.

Our board of directors has determined that all of the members of the compensation committee are “independent” as that term is defined by the rules of the Nasdaq Stock Market.

Nominating and Corporate Governance Committee

The members of the nominating and corporate governance committee are Oron Branitzky, Oren Elmaliah and Arik Kaufman. Mr. Kaufman serves as chairman of the corporate governance and nominations committee. The nominating and corporate governance committee acts under a written charter, which more specifically sets forth its responsibilities and duties, as well as requirements for the nominating and corporate governance committee’s composition and meetings. The nominating and corporate governance committee charter is available on our website www.mysizeid.com.

The nominating and corporate governance committee develops, recommends and oversees implementation of corporate governance principles for us and considers recommendations for director nominees. The nominating and corporate governance committee also considers stockholder recommendations for director nominees that are properly received in accordance with applicable rules and regulations of the SEC. Our stockholders that wish to nominate a director for election to the board of directors should follow the procedures set forth in our bylaws.

The nominating and corporate governance committee will consider persons identified by its members, management, stockholders, investment bankers and others. The guidelines for selecting nominees, which are specified in the nominating committee charter, generally provide that persons to be nominated:

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

The nominating and corporate governance committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating and corporate governance committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board of directors members. The nominating and corporate governance committee will not distinguish among nominees recommended by stockholders and other persons.

Our board of directors has determined that all of the members of the nominating and corporate governance committee are “independent” as that term is defined by the rules of the Nasdaq Stock Market.

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

To our knowledge, based solely upon a review of Forms 3, 4, and 5 furnished to us during the fiscal year ended December 31, 2018, we believe that the directors, executive officers, and greater than 10% beneficial owners have complied with all applicable filing requirements during the fiscal year ended December 31, 2018, except as follows: (i) our directors, Arik Kaufman, Oren Elmaliah and Oron Braniztky, each filed one late Form 4 with respect to a grant of options that we made to them, and (ii) Israel Levy, who may have been a former 10% beneficial owner, filed one late Form 4 with respect to a sale of our shares.

Code of Conduct and Ethics

We have a Code of Business Conduct and Ethics that applies to all our employees. The text of the Code of Business Conduct and Ethics is publicly available on our website at www.mysizeid.com. Information contained on, or that can be accessed through, our website does not constitute a part of this report and is not incorporated by reference herein. Disclosure regarding any amendments to, or waivers from, provisions of the code of conduct and ethics that apply to our directors, principal executive and financial officers will be posted on the “Investors-Corporate Governance” section of our website at www.mysizeid.com or will be included in a Current Report on Form 8-K, which we will file within four business days following the date of the amendment or waiver.

Change in Procedures for Recommending Directors

There have been no material changes to the procedures by which our stockholders may recommend nominees to our board of directors from those procedures set forth in our Proxy Statement for our 2018 Annual Meeting of Stockholders, filed with the SEC on May 18, 2018.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following sets forth the compensation paid by us to our named executive officers, during the years ended December 31, 2018 and December 31, 2017.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards ($) (2)	All Other Compensation ($)	Total ($)
Eli Walles	2018	117,000	19,000	-	37,000	56,000	229,000
Chairman of the Board	2017	117,000	-	-	66,000	57,000	240,000

Ronen Luzon	2018	145,000	44,000	-	18,000	78,000	285,000
Chief Executive Officer	2017	133,000	-	-	31,000	49,000	213,000

Or Kles	2018	89,000	21,000	-	14,000	36,000	160,000
Chief Financial Officer	2017	83,000	-	-	13,000	35,000	131,000

Billy Pardo	2018	125,000	19,000	-	18,000	50,000	213,000
Chief Product Officer	2017	117,000	-	-	31,000	38,000	186,000

(1)	Salary for the years 2018 and 2017 are based on average US$/NIS representative exchange rates of NIS3.6.

(2)	Amounts in this column represent the grant date fair value of options granted to the named executive officers during 2018 and 2017, computed in accordance with FASB ASC Topic 718. These amounts do not necessarily correspond to the actual value that may be realized by the named executive officers. The assumptions made in valuing the options reported in this column are discussed in Note 10 to our financial statements for the year ended December 31, 2018.

All Other Compensation Table

The “All Other Compensation” amounts set forth in the Summary Compensation Table above consist of the following:

Name	Year	Automobile- Related Expenses ($)	Manager’s Insurance* ($)	Education Fund* ($)	Other social benefits** ($)	Total ($)
Eli Walles	2018	11,000	21,000	11,000	13,000	56,000
	2017	11,000	17,000	9,000	20,000	57,000

Ronen Luzon	2018	24,000	26,000	11,000	12,000	73,000
	2017	16,000	18,000	8,000	7,000	49,000

Or Kles	2018	6,000	13,000	7,000	10,000	36,000
	2017	6,000	12,000	6,000	10,000	34,000

Billy Pardo	2018	2,000	26,000	12,000	10,000	50,000
	2017	6,000	16,000	8,000	8,000	38,000

*	Manager’s insurance and education funds are customary benefits provided to employees based in Israel. Manager’s insurance is a combination of severance savings (in accordance with Israeli law), defined contribution tax-qualified pension savings and disability insurance premiums. An education fund is a savings fund of pre-tax contributions to be used after a specified period of time for educational or other permitted purposes.

**

Other social benefits for 2018 and 2017 for all named individuals includes tax payments in respect of social benefits, and additionally in 2018, for each of Ronen Luzon and Billy Pardo, includes a sum of $5,000 for travel related expenses.

Agreements with Named Executive Officers

Eli Walles

On November 18, 2018, My Size Israel 2014 Ltd., or My Size Israel entered into an employment agreement with Eliyahu Walles, or the Walles Employment Agreement, pursuant to which Mr. Walles will serve as our Chairman of the board of directors. Pursuant to the terms of the Walles Employment Agreement, Mr. Walles shall receive NIS 35,000 per month as his base salary and shall be eligible to receive such bonus as determined by us. In addition, Mr. Walles shall be entitled to social benefits and other benefits, including, but not limited to, contributions towards an education fund, pension scheme, manager’s insurance, insurance coverage, including insurance in case of disability, annual vacation days, sick leave and expense reimbursement. Pursuant to the terms of the Walles Employment Agreement and subject to certain conditions, payments made by us to the pension fund or the manager’s insurance fund shall be made in lieu of severance payments due to Mr. Walles. The term of the Walles Employment Agreement shall be effective as of September 1, 2018 and shall continue until such time either party provides written notice to the other party at least 75 days in advance of the termination of such agreement. We may also terminate Mr. Walles’ employment without prior written notice (or payment in lieu of such notice) for Cause (as defined in the Walles Employment Agreement).

Ronen Luzon

On November 18, 2018, My Size Israel, our wholly-owned subsidiary, entered into an employment agreement with Ronen Luzon, or the Luzon Employment Agreement, pursuant to which Mr. Luzon will serve as our Chief Executive Officer. Pursuant to the terms of the Luzon Employment Agreement, Mr. Luzon shall receive NIS 50,000 per month as his base salary and shall be eligible to receive such bonus as determined by us. In addition, Mr. Luzon shall be entitled social benefits and to other benefits, including, but not limited to, contributions towards an education fund, pension scheme, manager’s insurance, insurance coverage, including insurance in case of disability, annual vacation days, sick leave and expense reimbursement. Pursuant to the terms of the Luzon Employment Agreement and subject to certain conditions, payments made by the Company to the pension fund or manager’s insurance fund shall be made in lieu of severance payments due to Mr. Luzon. The term of the Luzon Employment Agreement shall be effective as of September 1, 2018 and shall continue until such time either party provides written notice to the other party at least 75 days in advance of the termination of such agreement. We may also terminate Mr. Luzon’s employment without prior written notice (or payment in lieu of such notice) for Cause (as defined in the Luzon Employment Agreement).

Or Kles

On November 18, 2018, My Size Israel entered into an employment agreement with Or Kles, or the Kles Employment Agreement, pursuant to which Mr. Kles will serve as our Chief Financial Officer. Pursuant to the terms of the Kles Employment Agreement, Mr. Kles shall receive NIS 30,000 per month as his base salary and shall be eligible to receive such bonus as determined by us. In addition, Mr. Kles shall be entitled to social benefits and other benefits, including, but not limited to, contributions towards an education fund, pension scheme, manager’s insurance, insurance coverage, including insurance in case of disability, annual vacation days, sick leave and expense reimbursement. Pursuant to the terms of the Kles Employment Agreement and subject to certain conditions, payments made by us to the pension fund or the manager’s insurance fund shall be made in lieu of severance payments due to Mr. Kles. The term of the Kles Employment Agreement shall be effective as of September 1, 2018 and shall continue until such time either party provides written notice to the other party at least 75 days in advance of the termination of such agreement. We may also terminate Mr. Kles’s employment without prior written notice (or payment in lieu of such notice) for Cause (as defined in the Kles Employment Agreement).

Billy Pardo

On November 18, 2018, My Size Israel entered into an employment agreement with Billy Pardo, or the Pardo Employment Agreement, pursuant to which Ms. Pardo will serve as our Chief Product Officer. Pursuant to the terms of the Pardo Employment Agreement, Ms. Pardo shall receive NIS 40,000 per month as her base salary and shall be eligible to receive such bonus as determined by us. In addition, Ms. Pardo shall be entitled to social benefits and other benefits, including, but not limited to, contributions towards an education fund, pension scheme, manager’s insurance ,insurance coverage, including insurance in case of disability, annual vacation days, sick leave and expense reimbursement. Pursuant to the terms of the Pardo Employment Agreement and subject to certain conditions, payments made by us to the pension fund or the manager’s insurance fund shall be made in lieu of severance payments due to Ms. Pardo. The term of the Pardo Employment Agreement shall be effective as of September 1, 2018 and shall continue until such time either party provides written notice to the other party at least 75 days in advance of the termination of such agreement. We may also terminate Ms. Pardo’s employment without prior written notice (or payment in lieu of such notice) for Cause (as defined in the Pardo Employment Agreement).

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding options held by each of our named executive officers that were outstanding as of December 31, 2018.

	Option Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date
Eli Walles – Chairman of the Board	300,000	(1)	-		$1.21	7/24/2022

Ronen Luzon - Chief Executive Officer	150,000	(1)	-		$1.21	7/24/2022

Or Kles – Chief Financial Officer	56,666	(2)	28,334	(2)	$1.21	7/24/2022

Billy Pardo- Chief Product Officer	150,000	(1)	-		$1.21	7/24/2022

(1)	The option has a grant date of July 24, 2017 and vested in full on January 24, 2018.

(2)	The option has a grant date of July 24, 2017. 28,334 options vested immediately upon grant, 28,333 options vested on May 1, 2018 and as the remaining 28,333 options will vest on May 1, 2019.

Director Compensation

The following table sets forth compensation information for our non-employee directors for the year ended December 31, 2018.

Name	Fees earned or paid in cash ($)(1)	Option awards ($)(1)	Total ($)
Oren Elmalih	17,007	4,819	21,826
Oron Barnitzky	20,324	4,819	25,143
Arik Kaufman	16,828	4,819	21,647

(1)	Fees for the years 2018 and 2017 are based on average US$/NIS representative exchange rates of NIS3.6.

(2)	Amounts in this column represent the grant date fair value of options granted to the non-employee directors during 2018, computed in accordance with FASB ASC Topic 718. These amounts do not necessarily correspond to the actual value that may be realized by the non-employee directors. The assumptions made in valuing the options reported in this column are discussed in Note 10 to our financial statements for the year ended December 31, 2018.

We compensate our non-employee directors for their service as a member of our board. Mr. Walles and Mr. Luzon receive no separate compensation for board service. Mr. Walles’s and Mr. Luzon’s compensation is set forth above in the Summary Compensation Table.

Each non-employee director is entitled to receive a per meeting fee of $286. Non-employee directors are also reimbursed for their travel and reasonable out-of-pocket expenses incurred in connection with attending board and committee meetings, to the extent that attendance is required by the board or the committee(s) on which that director serves.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Holders and Management

The following table sets forth certain information regarding beneficial ownership of shares of our common stock as of March 1, 2019 by (i) each person known to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group. Except as otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable.

Beneficial Owner(1)	Shares of Common Stock Beneficially Owned		Percentage(2)
5% Holder:
Shoshana Zigdon	3,500,000		11.7%
Executive officers and directors:
Eliyahu Walles	300,000	(3)	1.0%
Ronen Luzon	2,055,950	(4)	6.8%
Or Kles	85,000	(5)	*
Billy Pardo	2,055,950	(6)	6.8%
Oded Shoshan	45,000	(7)	*
Arik Kaufman	10,000	(8)	*
Oren Elmaliah	10,000	(9)	*
Oron Branitzky	10,000	(10)	*
All Executive Officers and Directors as a Group (8 persons)	2,515,950		8.4%

*	Less than 1%

(1)	The address of each person is c/o My Size, Inc., 3 Arava St., POB 1026, Airport City, Israel 7010000 unless otherwise indicated herein.

(2)	The calculation in this column is based upon 29,852,389 shares of common stock outstanding on March 1, 2019. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the subject securities. Shares of common stock that are currently exercisable or exercisable within 60 days of March 1, 2019 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage beneficial ownership of such person, but are not treated as outstanding for the purpose of computing the percentage beneficial ownership of any other person.

(3)	Consists of options to purchase up to 300,000 shares of our common stock.

(4)	Consists of (i) 1,755,950 shares of common stock, (ii) options to purchase up to 150,000 shares of our common stock, and (iii) options to purchase up to 150,000 shares of our common stock which are held by Billy Pardo, Ronen Luzon’s spouse. Mr. Luzon may be deemed to beneficially hold the securities of us held by Ms. Pardo.

(5)	Consists of an option to purchase 85,000 shares of our common stock.

(6)	Consists of (i) options to purchase up to 150,000 shares of the Company’s common stock, (ii) 1,755,950 shares of common stock which are held by Ronen Luzon, Billy Pardo’s spouse, and (iii) options to purchase up to 150,000 shares of our common stock which are held by Ronen Luzon, Billy Pardo’s spouse. Ms. Pardo may be deemed to beneficially hold the securities of the Company held by Mr. Luzon.

(7)	Consists of options to purchase up to 45,000 shares of our common stock.

(8)	Consists of options to purchase up to 10,000 shares of our common stock. Excludes an option to purchase up to 10,000 shares of our common stock which will vest in full on September 6, 2019.

(9)	Consists of options to purchase up to 10,000 shares of our common stock. Excludes an option to purchase up to 10,000 shares of our common stock which will vest in full on September 6, 2019.

(10)	Consists of options to purchase up to 10,000 shares of our common stock. Excludes an option to purchase up to 10,000 shares of our common stock which will vest in full on September 6, 2019.

Change in Control

We are not aware of any arrangement that might result in a change in control in the future. We have no knowledge of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in the Company’s control.

Securities Authorized for Issuance Under Equity Compensation Plans

On January 29, 2017, our board of directors approved the 2017 Equity Incentive Plan and the 2017 Consultant Equity Incentive Plan, which were approved by our stockholders on March 21, 2017. In addition, on January 29, 2017, our board of directors approved the Stock Option Plan Israel Grantees Sub-Plan. The 2017 Equity Incentive Plan initially authorized the issuance of up to 2,000,000 shares of common stock under the plan and the 2017 Consultant Equity Incentive Plan initially authorized the issuance of up to 3,000,000 shares of common stock under the plan. On February 12, 2018, our stockholders approved an amendment to the 2017 Consultant Equity Incentive Plan to increase the maximum number of shares of our common stock available for issuance under the plan from 3,000,000 to 4,500,000. On July 3, 2018, our stockholders approved an amendment to the 2017 Equity Incentive Plan to increase the maximum number of shares of our common stock available for issuance under the plan from 2,000,000 to 3,000,000 and an amendment to the 2017 Consultant Equity Incentive Plan to increase the maximum number of shares of our common stock available for issuance under the plan from 4,500,000 to 7,000,000.

The following table summarizes information about our equity compensation plans and individual compensation arrangements as of December 31, 2018.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	1,580,000	1.13	8,393,334
Equity compensation plans not approved by security holders	1,020,000	4.186	-
Total	2,600,000	2.33	8,393,334

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During years ended December 31, 2018 and 2017, except for compensation arrangements described elsewhere herein, we did not participate in any transaction, and we are not currently participating in any proposed transaction, or series of transactions, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holders, or any member of the immediate family of the foregoing persons had, or will have, a direct or indirect material interest.

Compensation arrangements for our named executive officers and directors are described in the section entitled “Executive Compensation.”

Monkeytech

Our Chief Technology Officer, Oded Shoshan, is compensated pursuant to a technology consulting agreement between the Company and Monkeytech Ltd. Mr. Shoshan is the chief executive officer and owner of Monkeytech Ltd. Mr. Shoshan owns less than 50% of Monkeytech Ltd. In 2018 and 2017, we paid Monkeytech, Ltd. approximately $164,000 and $84,000, respectively in consulting fees. In addition, as disclosed in Item 12 above, in 2017, Mr. Shoshan was granted options to purchase 45,000 shares of our common stock.

Indemnification Agreements and Directors’ and Officers’ Liability Insurance

We have entered into indemnification agreements with each of our directors and executive officers. These agreements, among other things, require us to indemnify these individuals and, in certain cases, affiliates of such individuals, to the fullest extent permitted by Delaware law against liabilities that may arise by reason of their service to us or at our direction, and to advance expenses incurred as a result of any proceedings against them as to which they could be indemnified. We also maintain an insurance policy that insures our directors and officers against certain liabilities, including liabilities arising under applicable securities laws.

Director Independence

See “Item 10. Directors, Executive Officers and Corporate Governance; Corporate Governance, Board Composition” above for a discussion regarding the independence of the members of our board of directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed by Somekh Chaikin, a member firm of KPMG International as described below:

Fee Category	2018	2017
Audit Fees	95,213	91,220
Audit-Related Fees	-	-
Tax Fees	9,300	21,222
All Other Fees	10,000	7,000
Total Fees	114,513	119,442

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

All Other Fees: All Other Fees for 2018 consist of professional services for a transfer pricing study and for 2017 consist of professional services with respect to government grants.

Pre-Approval Policies and Procedures

In accordance with the Sarbanes-Oxley Act of 2002, as amended, our audit committee charter requires the audit committee to pre-approve all audit and permitted non-audit services provided by our independent registered public accounting firm, including the review and approval in advance of our independent registered public accounting firm’s annual engagement letter and the proposed fees contained therein. The audit committee has the ability to delegate the authority to pre-approve non-audit services to one or more designated members of the audit committee. If such authority is delegated, such delegated members of the audit committee must report to the full audit committee at the next audit committee meeting all items pre-approved by such delegated members. In the fiscal years ended December 31, 2018 and December 31, 2017 all of the services performed by our independent registered public accounting firm were pre-approved by the audit committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

The financial statements required by this Item are included beginning at page F-1.

(b)	Exhibits

See Exhibit Index

ITEM 16. FORM 10-K SUMMARY

Not applicable

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of My Size, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Form on Form 8-K filed on March 23, 2017)

3.2	Amended and Restated By-Laws of My Size, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on March 4, 2016)

3.3	Amendment to Amended and Restated Certificate of Incorporation of My Size, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 20, 2018)

3.4	Second Amended and Restated By-Laws of My Size, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 24, 2018)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3/A filed on November 14, 2016)

4.2	Form of Warrant to Purchase Common Stock issued on December 22, 2017 (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A filed on December 18, 2017)

4.3*	Form of Warrant to Purchase Common Stock issued on February 2, 2018

10.1	My Size, Inc. 2017 Equity Incentive Plan (incorporated by reference as an exhibit to the Company’s Definitive Proxy Statement on Schedule DEF 14A filed on March 2, 2017)

10.2	My Size, Inc. 2017 Consultant Equity Incentive Plan (incorporated by reference as an exhibit to the Company’s Definitive Proxy Statement on Schedule DEF 14A filed on March 2, 2017)

10.3*	My Size, Inc. 2017 Stock Option Plan Israel Grantees Sub-Plan

10.4	Form of Securities Purchase Agreement (incorporated by reference as Exhibit 99.1 to the Company’s Registration Statement on Form S-3 filed on September 20, 2016)

10.5	Form of Warrant (incorporated by reference as Exhibit 99.3 to the Company’s Registration Statement on Form S-3 filed on September 20, 2016)

10.6	Cooperation Agreement between My Size and In Situ S.A. dated as of November 7, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed on March 4, 2016)

10.7	Purchase Agreement between My Size, Inc. and Shoshana Zigdon dated as of February 16, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed on March 4, 2016)

10.8	Contract for Services Regarding the Preparation of Public Funding Applications between My Size, Inc. and PNO Polska Sp. z o.o. dated as of February 1, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed on April 14, 2017)

10.9	Form of Securities Purchase Agreement dated February 13, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-3 filed on March 3, 2017)

10.10	Warrant issued to Longside Ventures LLC dated February 22, 2017 (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 filed on March 3, 2017)

Exhibit Number	Description

10.11	Technology and License Agreement dated as of March 4, 2016 between My Size, Inc. and LSY International, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 7, 2016).

10.12	Form of Securities Purchase Agreement dated August 16, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 22, 2017)

10.13	Form of Securities Purchase Agreement dated August 16, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 22, 2017)

10.14	Form of Securities Purchase Agreement dated October 26, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 27, 2017)

10.15	Form of Warrant issued October 30, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 27, 2017)

10.16	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1/A filed on December 19, 2017)

10.17	Form of Placement Agency Agreement (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on December 20, 2017)

10.18	Form of Leak-Out Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20, 2017)

10.19	Form of Placement Agency Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 1, 2018)

10.20	Form of Leak-Out Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 1, 2018)

10.21	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 1, 2018)

10.22 +	Employment Agreement between My Size Israel 2014 Ltd. and Ronen Luzon dated November 18, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 19, 2018)

10.23 +	Employment Agreement between My Size Israel 2014 Ltd. and Or Kles dated November 18, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 19, 2018)

10.24 +	Employment Agreement between My Size Israel 2014 Ltd. and Billy Pardo dated November 18, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 19, 2018)

10.25 +	Employment Agreement between My Size Israel 2014 Ltd. and Eliyahu Walles dated November 18, 2018 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on November 19, 2018)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on March 21, 2018)

23.1*	Consent of Somekh Chaikin

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

* Filed herewith.

+ Indicates a management contract or any compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of March, 2019.

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

Signature	Title	Date

/s/ Ronen Luzon	Chief Executive Officer and Director	March 27, 2019
Ronen Luzon	(Principle Executive Officer)

/s/ Or Kles	Chief Financial Officer	March 27, 2019
Or Kles	(Principal Financial and Accounting Officer)

/s/ Eli Walles	Chairman of the Board of Directors	March 27, 2019
Eli Walles

/s/ Oren Elmaliah	Director	March 27, 2019
Oren Elmaliah

/s/ Arik Kaufman	Director	March 27, 2019
Arik Kaufman

/s/ Oron Branitzky	Director	March 27, 2019
Oron Branitzky