Form 10-Q
period 2019-03-31
My Size, Inc.
filed 2019-05-13
CIK 1211805

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐   No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	MYSZ	The Nasdaq Capital Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of May 10, 2019, 29,883,639 shares of common stock, par value $0.001 per share were issued and outstanding.

MY SIZE, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2019

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

My Size, Inc. and Subsidiaries

Condensed Consolidated

Interim

Financial Statements

as of March 31, 2019

(unaudited)

U.S. Dollars in Thousands

My Size, Inc. and its subsidiaries

Condensed Consolidated Interim Financial Statements as of March 31, 2019 (Unaudited)

Contents

Page

Condensed Consolidated Interim Balance Sheets	3

Condensed Consolidated Interim Statements of Comprehensive Loss	4

Condensed Consolidated Interim Statements of Changes in Stockholders’ Equity (Deficit)	5

Condensed Consolidated Interim Statements of Cash Flows	6

Notes to Condensed Consolidated Interim Financial Statements	7-12

My Size, Inc. and its subsidiaries

Condensed Consolidated Interim Balance Sheets

U.S. dollars in thousands (except share data)

		March 31,	December 31,
		2019	2018
		(Unaudited)	(Audited)

Assets
Current Assets:
Cash and cash equivalents		5,277	5,140
Restricted cash		274	90
Restricted deposit		-	181
Short-term deposit		-	1,209
Other receivables and prepaid expenses		183	218
Total current assets		5,734	6,838

Property and equipment, net		72	71
Right of use assets	2d	103	-
Investment in marketable securities		29	208
		204	279

Total assets		5,938	7,117

Liabilities and stockholders’ equity
Current liabilities:
Trade payables		297	295
Accounts payable		314	276
Warrants, derivatives and stock based compensation liabilities		1,196	1,252
Operating lease liabilities	2d	70	-
Total current liabilities		1,877	1,823

Operating lease liabilities	2d	30	-
Total non-current liabilities		30	-
Total liabilities		1,907	1,823

COMMITMENTS AND CONTINGENCIES
Stockholders’ equity:
Stock Capital -
Common stock of $ 0.001 par value - Authorized: 100,000,000 shares; Issued and outstanding: 29,852,389 as of March 31, 2019 and December 31, 2018		30	30
Additional paid-in capital		29,216	29,116
Accumulated other comprehensive loss		(671)	(835)
Accumulated deficit		(24,544)	(23,017)
Total stockholders’ equity		4,031	5,294
Total liabilities and stockholders’ equity		5,938	7,117

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

My Size, Inc. and its subsidiaries

Condensed Consolidated Interim Statements of Comprehensive Loss

U.S. dollars in thousands (except share data and per share data)

	Three-Months Ended March 31,
	2019	2018
	(Unaudited)	(Unaudited)

Revenues	20	-
Cost of revenues	(1)	-
Gross profit	19	-

Operating expenses
Research and development	(292)	(265)
Marketing, general and administrative	(990)	(1,612)

Total operating expenses	(1,282)	(1,877)
Operating loss	(1,263)	(1,877)
Financial expenses, net	(264)	(3,546)

Net loss	(1,527)	(5,423)
Other comprehensive income (loss):

Foreign currency translation differences	164	(160)

Total comprehensive loss	(1,363)	(5,583)

Basic and diluted loss per share	(0.05)	(0.20)
Basic and diluted weighted average number of shares outstanding	29,852,389	27,387,726

The accompanying notes are an integral part of the condensed consolidated interim financial statements

My Size, Inc. and its subsidiaries

Condensed Consolidated Interim Statements of Changes in Stockholders’ Equity (Deficit) (Unaudited)

U.S. dollars in thousands (except share data)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’ equity
	Number	Amount	capital	loss	deficit	(deficit)

Balance as of January 1, 2019	29,852,389	30	29,116	(835)	(23,017)	5,294

Stock-based compensation related to employees	-	-	19	-	-	19
Stock-based compensation related to consultants	-	-	81	-		81
Total comprehensive loss	-	-	-	164	(1,527)	(1,363)
Balance as of March 31, 2019	29,852,389	30	29,216	(671)	(24,544)	4,031

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’ equity
	Number	Amount	capital	loss	deficit	(deficit)

Balance as of January 1, 2018	22,238,745	22	16,008	(134)	(17,048)	(1,152)

Stock-based compensation related to employees	-	-	96	-	-	96
Issuance of shares to consultants	164,000	(*)	135	-	-	135
Total comprehensive loss	-	-	-	(160)	(5,423)	(5,583)
Exercise of warrants and options	3,513,182	4	7,915			7,919
Issuance and receipts on account of shares, net of issuance cost of $351	3,230,000	3	3,544			3,547
Balance as of March 31, 2018	29,145,927	29	27,698	(294)	(22,471)	4,962

(*)	Represent an amount less than $1.

The accompanying notes are an integral part of the condensed consolidated interim financial statements

My Size, Inc. and its subsidiaries

Condensed Consolidated Interim Statements of Cash Flows

	Three-Months Ended March 31,
	2019	2018
	$ thousands (Unaudited)	$ thousands (Unaudited)
Cash flows from operating activities:
Net loss	(1,527)	(5,423)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	36	8
Interest payment of short-term loan	-	(192)
Revaluation of warrants, derivatives, stock-based compensation liabilities and convertible loan	(95)	3,874
Interest and revaluation of short-term deposit	54	-
Interest received from short-term deposit	16	-
Revaluation of investment in marketable securities	185	(188)
Increase in operating lease liabilities	(39)	-
Interest of operating lease liabilities	6	-
Stock based compensation- equity	100	231
Stock based compensation- liability	-	434
Decrease in other receivables and prepaid expenses	43	2
Decrease in trade payable	(8)	(22)
Increase in accounts payables	30	84

Net cash used in operating activities	(1,199)	(1,192)

Cash flows from investing activities:

Proceeds from short-term deposit	1,200	-
Proceeds from restricted deposit	181	-
Purchase of property and equipment	(6)	(1)

Net cash provided by (used in) investing activities	1,375	(1)

Cash flows from financing activities:
Proceeds from exercise of warrants and options	-	3,626
Repayment of short-term loan	-	(555)
Proceeds from issuance of shares, warrants, short term loan and convertible loan	-	5,923

Net cash provided by financing activities	-	8,994

Effect of exchange rate fluctuations on cash and cash equivalents	145	(209)

Increase in cash, cash equivalents and restricted cash	321	7,592
Cash, cash equivalents and restricted cash at the beginning of the period	5,230	1,872

Cash, cash equivalents and restricted cash at the end of the period	5,551	9,464

Non cash transactions
Exercise of warrants and share-based payment compensation to equity	-	4,293

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

My Size, Inc. and its subsidiaries

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 1 - General

a.	My Size, Inc. is developing unique measurement technologies based on algorithms with applications in a variety of areas, from the apparel e-commerce market, to the courier services market and to the Do It Yourself smartphone and tablet apps market. The technology is driven by proprietary algorithms which are able to calculate and record measurements in a variety of novel ways.

The Company has two subsidiaries, My Size Israel 2014 Ltd. and Topspin Medical (Israel) Ltd., both of which are incorporated in Israel. References to the Company include the subsidiaries unless the context indicates otherwise.

b.

During the three month period ended March 31, 2019, the Company has incurred significant losses and negative cash flows from operations and as of March 31, 2019, has an accumulated deficit of $24,544. The Company has financed its operations mainly through fundraising from various investors.

Management’s plans contemplate that the cash on hand will be sufficient to meet its obligations for a period which is longer than 12 months.

Note 2 - Significant Accounting Policies

a.	Unaudited condensed consolidated financial statements:

The accompanying unaudited condensed consolidated interim financial statements included herein have been prepared by the Company in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements are comprised of the financial statements of the Company. In management’s opinion, the interim financial data presented includes all adjustments necessary for a fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by U.S. generally accepted accounting principles (“GAAP”) has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2019.

These unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2018.

b.	Use of estimates:

The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates.

My Size, Inc. and its subsidiaries

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 2 - Significant Accounting Policies (cont’d)

c.	Revenue from Contracts with Customers:

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), an updated standard on revenue recognition and issued subsequent amendments to the initial guidance in March 2016, April 2016, May 2016 and December 2016 within ASU 2016-08, 2016-10, 2016-12 and 2016-20, respectively (collectively, “ASC 606”). The core principle of the new standard is for companies to recognize revenue to depict the transfer of services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods and services. In addition, the new standard requires expanded disclosures. The Company has adopted the standard effective January 1, 2018. The reported results for the three months ended March 31, 2019 reflect the application of ASC 606 guidance.

To recognize revenue under ASC 606, the Company applies the following five steps:

1.	Identify the contract with a customer. A contract with a customer exists when the Company enters into an enforceable contract with a customer and the Company determines that collection of substantially all consideration for the services is probable.

2.	Identify the performance obligations in the contract.

3.	Determine the transaction price. The transaction price is determined based on the consideration to which the Company will be entitled in exchange for providing the service to the customer.

4.	Allocate the transaction price to performance obligations in the contract. If a contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation.

5.	Recognize revenue when or as the Company satisfies a performance obligation. When the Company provides a service, revenue is recognized over the service term.

d.	Impact of recently adopted accounting standard:

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 is intended to increase transparency and comparability of accounting for lease transactions. For all leases with terms greater than twelve months, the new guidance will require lessees to recognize right-of-use assets and corresponding lease liabilities on the balance sheet and to disclose qualitative and quantitative information about lease transactions. The new standard maintains a distinction between finance leases and operating leases. As a result, the effect of leases in the statement of operations and statement of cash flows is largely unchanged. ASU 2016-02 is effective January 1, 2019. In July 2018, the FASB issued ASU 2018-11, Leases - Targeted Improvements, to allow a company to elect an optional modified retrospective transition method that applies the new lease requirements through a cumulative-effect adjustment in the period of adoption. Effective January 1, 2019, the Company adopted the new lease accounting standard using the modified retrospective transition option of applying the new standard at the adoption date. The Company leases include office space lease agreement and three-year cancelable operating lease agreement for cars. Adoption of the new standard resulted in the recording of operating lease right-to-use assets and operating lease liabilities on the Company’s consolidated balance sheets, but did not have an impact on the Company’s beginning balance of retained earnings, consolidated statement of operations or statement of cash flows. The most significant impact was the recognition of right-to-use assets and lease liabilities on account of the Company’s operating leases. The Company recognized $127,000  of right of use assets and operating lease liabilities at January 1, 2019. As of March 31, 2019, total of right-of-use assets related to the Company’s operating leases was $103,000 and operating lease liabilities and operating lease liabilities non-current were approximately $70,000 and $30,000, respectively.

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

	March 31, 2019
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial assets

Investment in marketable securities (*)	-	29	-

My Size, Inc. and its subsidiaries

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 3 - Financial Instruments (cont’d)

	March 31, 2019
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial liabilities

Warrants, Derivative and stock based compensation liabilities	-	1,196	-

	December 31, 2018
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial assets

Investment in marketable securities (*)	-	208	-

	December 31, 2018
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial liabilities

Warrants, Derivatives and stock based compensation liabilities	-	1,252	-

(*) For the three month period ended March 31, 2019 and 2018, the recognized gain (loss) (based on quoted market prices with a discount due to security- restrictions on IMine shares) of the marketable securities was ($185) and $188, respectively.

My Size, Inc. and its subsidiaries

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 4 - Stock Based Compensation

The stock based expense recognized in the financial statements for services received is related to research and development, marketing, general and administrative expenses and shown in the following table:

	Three months ended March 31,
	2019	2018

Stock-based compensation expense - equity awards	100	231
Stock-based compensation expense - liability awards	-	434

	100	665

Option issued to consultants

In January 2019, the Company entered into an agreement with a consultant (“Consultant12”) to provide services to the Company including promoting the Company’s products and services via potential sources of media. Pursuant to such agreement and in partial consideration for such consulting services, the Company agreed to issue to the Consultant12 a warrant to purchase up to 50,000 shares of the Company’s common stock upon execution of the agreement and after six months, a further warrant to purchase 100,000 shares of the Company’s common stock. The warrants are exercisable at $1.00 per share and have a term of 12 months from the date of issuance.

During the period ended March 31, 2019, an amount of $21 was recorded by the Company as a stock-based equity-awards with respect to the warrant issued to Consultant12.

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

During the three month period ended March 31, 2019, no options were granted or exercised and 15,000 options expired.

The total stock option compensation expense during the three-month period ended March 31, 2019 and 2018 which were recorded as research and development, marketing and general and administrative expenses were $10, $9, $27 and $69, respectively.

My Size, Inc. and its subsidiaries

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 5 - Contingencies and Commitments

a.

On August 7, 2018, the Company commenced an action against North Empire LLC (“North Empire”) in the Supreme Court of the State of New York, County of New York for breach of a Securities Purchase Agreement (the “Agreement”) in which it is seeking damages in an amount to be determined at trial, but in no event less than $616,000. On August 2, 2018, North Empire filed a Summons with Notice against the Company, also in the same Court, in which they allege damages in an amount of $11.4 million arising from an alleged breach of the Agreement. On September 6, 2018 North Empire filed a Notice of Discontinuance of the action it had filed on August 2, 2018. On September 27, 2018, North Empire filed an answer and asserted counterclaims in the action commenced by the Company against them, alleging that the Company failed to deliver stock certificates to North Empire causing damage to North Empire in the amount of $10,958,589. North Empire also filed a third-party complaint against the Company’s CEO and Chairman of the Board asserting similar claims against them in their individual capacities. On October 17, 2018, the Company filed a reply to North Empire’s counterclaims. On November 15, 2018, the Company’s CEO and Chairman of the Board filed a motion to dismiss North Empire’s third-party complaint. The parties are engaging in discovery in connection with the claims and counterclaims, and a hearing on the motion to dismiss is scheduled for May 14, 2019.

The Company believes it is more likely than not that the counterclaims will be denied.

b.

On January 22, 2019, the Company was notified by the Nasdaq Stock Market, LLC (“Nasdaq”) that the Company was not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. The notification provided that the Company had 180 calendar days, or until July 22, 2019, to regain compliance with Nasdaq Listing Rule 5550(a)(2). To regain compliance, the bid price of Company’s common stock must have a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. If the Company does not regain compliance by July 22, 2019, an additional 180 days may be granted to regain compliance, so long as the Company meets the Nasdaq Capital Market continued listing requirements (except for the bid price requirement) and notifies Nasdaq in writing of the Company’s intention to cure the deficiency during the second compliance period. If the Company does not qualify for the second compliance period or fails to regain compliance during the second 180-day period, then Nasdaq will notify the Company of its determination to delist the Company’s common stock, at which point the Company will have an opportunity to appeal the delisting determination to a Hearings Panel.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that we believe to be relevant to an assessment and understanding of our results of operations and financial condition for the periods described. This discussion should be read together with our condensed consolidated interim financial statements and the notes to the financial statements, which are included in this Quarterly Report on Form 10-Q. This information should also be read in conjunction with the information contained in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on March 27, 2019, or the Annual Report, including the consolidated annual financial statements as of December 31, 2018 and their accompanying notes included therein.

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended. Any statements in this Quarterly Report on Form 10-Q about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “believe,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan” and “would.” For example, statements concerning financial condition, possible or assumed future results of operations, growth opportunities, industry ranking, plans and objectives of management, markets for our common stock and future management and organizational structure are all forward-looking statements. Forward-looking statements are not guarantees of performance. They involve known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to differ materially from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement.

Any forward-looking statements are qualified in their entirety by reference to the risk factors discussed throughout this Quarterly Report on Form 10-Q. Some of the risks, uncertainties and assumptions that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include but are not limited to:

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

The foregoing list sets forth some, but not all, of the factors that could affect our ability to achieve results described in any forward-looking statements. You should read this Quarterly Report on Form 10-Q and the documents that we reference herein and have filed as exhibits to the Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. You should assume that the information appearing in this Quarterly Report on Form 10-Q is accurate as of the date hereof. Because the risk factors referred to on page 12 of our Annual Report, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We qualify all of the information presented in this Quarterly Report on Form 10-Q, and particularly our forward-looking statements, by these cautionary statements.

Unless the context otherwise requires, all references to “we,” “us,” “our” or “the Company” in this Quarterly Report on Form 10-Q are to My Size, Inc. a Delaware corporation, and its subsidiaries, including MySize Israel 2014 Ltd. taken as a whole.

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

Results of Operations

The table below provides our results of operations for the periods indicated.

	Three months ended March 31
	2019	2018
	(dollars in thousands)
Revenues	$20	$—
Cost of revenues	(1)	—
Gross profit	19	—
Research and development expenses	(292)	(265)
Marketing, general and administrative expenses	(990)	(1,612)
Operating loss	(1,263)	(1,877)
Financial income (expenses), net	(264)	(3,546)
Net loss	$(1,527)	$(5,423)

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Revenues

From inception through December 31, 2018, we have not generated any revenue from operations and expect to incur additional losses to perform further research and development activities. We started to generate revenues only in 2019. Our revenues for the three months ended March 31, 2019 amounted to $20,000 compared to none for the three months ended March 31, 2018. The increase between the corresponding period primarily resulted from new pilot and license agreements.

Research and Development Expenses

Our research and development expenses for the three months ended March 31, 2019 amounted to $292,000 compared to $265,000 for the three months ended March 31, 2018. The increase between the corresponding period primarily resulted from the hiring of new employees and expenses associated with share-based payments to our employees.

Marketing, General and Administrative Expenses

Our marketing, general and administrative expenses for the three months ended March 31, 2019 amounted to $990,000 compared to $1,612,000 for the three months ended March 31, 2018. The decrease compared to the corresponding period was mainly due to a reduction in share-based payment expenses and professional services expenses which were offset by an increase in marketing expenses. For the three months ended March 31, 2018, we had an expense of $83,000 in respect of share-based payments, compared to an expense of $637,000 for the three months ended March 31, 2018.

Financial Expenses, Net

Our financial expenses, net for the three months ended March 31, 2019 amounted to $264,000 compared to financial expenses, net of $3,546,000 for the three months ended March 31, 2018. The decrease compared to the corresponding period was mainly due to income of $87,000 for the three months ended March 31, 2019 from change in fair value of warrants as opposed to expenses of $3,899,000 for the three months ended March 31, 2018.

Net Loss

As a result of the foregoing research and development, marketing general and administrative expenses, and financial expenses, our net loss for the three months ended March 31, 2019 was $1,527,000, compared to net loss of $5,423,000 for the three months ended March 31, 2018. The decrease in net loss is due to the reduction of share-based payment expenses, and professional services expenses, as well as an increase in income from the revaluation of warrants, derivatives and stock based compensation liabilities as opposed to expenses incurred in the corresponding period.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through public and private offerings of debt and equity in the State of Israel and in the U.S.

As of March 31, 2019, we had cash, cash equivalents and restricted cash of $5,551,000 and no short term deposit compared to $5,411,000 of cash, cash equivalents and restricted cash and $1,209,000 in a short term deposit as of December 31, 2018. This decrease primarily resulted from our operating activities.

Cash used in operating activities was $1,199,000 for the three months ended March 31, 2019, compared to $1,192,000 for the three months ended March 31, 2018.

Net cash provided by investing activities was $1,375,000 for the three months ended March 31, 2019, compared to cash used in investing activities of $1,000 for the three months ended March 31, 2018. The net cash provided by investing activities for the three months ended March 31, 2019 was mainly due to the proceeds from short-term and restricted deposits in comparison to the purchase of property and equipment during the three months ended March 31, 2018.

We had no cash flow from financing activities for the three months ended March 31, 2019, compared to $8,994,000 for the three months ended March 31, 2018. The cash flow from financing activities for the nine months ended March 31, 2018 was due to a public offering of our securities and proceeds from the exercise of the warrants.

We do not have any material commitments for capital expenditures during the next twelve months. Based on our projected cash flows and the cash balances as of the date of this Quarterly Report on Form 10-Q, we believe we have sufficient cash to fund our obligations for a period which is longer than 12 months from the date of this Quarterly Report on Form 10-Q. However, in order to meet our business objectives in the future, we will need to raise additional capital, which may not be available on reasonable terms or at all. Additional capital would be used to accomplish the following:

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

Revenue from Contracts with Customers

We account for our revenue from contracts with customers in our financial statements based on ASC 606.

To recognize revenue under ASC 606, we apply the following five steps:

1.	Identify the contract with a customer. A contract with a customer exists when the Company enters into an enforceable contract with a customer and the Company determines that collection of substantially all consideration for the license and/or services is probable.

2.	Identify the performance obligations in the contract.

3.	Determine the transaction price. The transaction price is determined based on the consideration to which the Company will be entitled in exchange for providing the service to the customer.

4.	Allocate the transaction price to performance obligations in the contract. If a contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation.

5.	Recognize revenue when or as the Company satisfies a performance company provides a service, revenue is recognized over the service term.

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

We recorded stock options issued to non-employees at fair value, remeasured to reflect the current fair value at each reporting period and recognized expenses over the service period. We elected to early implement ASU 2018-07, Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting, from October 1, 2018.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2019. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2019 were effective.

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

Changes in Internal Controls

During the most recent fiscal quarter, in connection with the new contracts with customers, we designed controls for the order to cash process to identify and recognize revenue and implemented internal controls for the prevention of errors in financial reporting of revenue from contracts with customers.

There were no other changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On August 7, 2018, we commenced an action against North Empire LLC, or North Empire, in the Supreme Court of the State of New York, County of New York for breach of a Securities Purchase Agreement (the “Agreement”) in which we are seeking damages in an amount to be determined at trial, but in no event less than $616,000. On August 2, 2018, North Empire filed a Summons with Notice against us, also in the same Court, in which they allege damages in an amount of $11.4 million arising from an alleged breach of the Agreement. On September 6, 2018, North Empire filed a Notice of Discontinuance of the action it had filed on August 2, 2018. On September 27, 2018, North Empire filed an answer and asserted counterclaims in the action commenced by us against them, alleging that we failed to deliver stock certificates to North Empire causing damage to North Empire in the amount of $10,958,589. North Empire also filed a third-party complaint against our CEO and Chairman of the Board asserting similar claims against them in their individual capacities. On October 17, 2018, we filed a reply to North Empire’s counterclaims. On November 15, 2018, our CEO and Chairman of the Board filed a motion to dismiss North Empire’s third-party complaint. The parties are engaging in discovery in connection with the claims and counterclaims, and a hearing on the motion to dismiss is scheduled for May 14, 2019. We believe it is more likely than not that the counterclaims will be denied. We intend to vigorously defend any claims made by North Empire.

Item 1A. Risk Factors.

Not required for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In January 2019, we entered into a consulting agreement with a consultant pursuant to which we agreed to issue a warrant to purchase up to 50,000 shares of our common stock upon execution of the agreement and a further warrant to purchase 100,000 shares of our common stock. The warrants are exercisable at $1.00 per share and have a term of 12 months from the date of issuance. The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act since, among other things, the transactions did not involve a public offering.

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

My Size, Inc.

Date: May 13, 2019	By:	/s/ Ronen Luzon
Ronen Luzon
Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2019	By:	/s/ Or Kles
Or Kles
Chief Financial Officer (Principal Financial and Accounting Officer)