Form 10-Q
period 2019-06-30
My Size, Inc.
filed 2019-08-08
CIK 1211805

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

+972-3-600-9030

Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	MYSZ	Nasdaq Capital Market

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of August 8, 2019, 29,883,639 shares of common stock, par value $0.001 per share were issued and outstanding.

MY SIZE, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2019

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

My Size Inc. and Subsidiaries

Condensed Consolidated

Interim

Financial Statements

As of June 30, 2019

(unaudited)

U.S. Dollars in Thousands

MY SIZE, INC. AND ITS SUBSIDINARIES

Condensed Consolidated Interim Financial Statements as of June 30, 2019 (Unaudited)

Contents

Page

Condensed Consolidated Interim Balance Sheets	3

Condensed Consolidated Interim Statements of Comprehensive Loss	4

Condensed Consolidated Interim Statements of changes in Stockholders’ Equity	5-6

Condensed Consolidated Interim Statements of Cash flows	7

Notes to Condensed Consolidated Interim Financial Statements	8-13

MY SIZE, INC. AND ITS SUBSIDINARIES

Condensed Consolidated Interim Balance Sheets

U.S. dollars in thousands (except share data and per share data)

		June 30,	December 31,
		2019	2018
		(Unaudited)	(Audited)
		$ thousands	$ thousands
Assets
Current Assets:
Cash and cash equivalents		4,136	5,140
Restricted cash		276	90
Restricted deposit		-	181
Short-term deposit		-	1,209
Other receivables and prepaid expenses		101	218
Total current assets		4,513	6,838

Property and equipment, net		76	71
Operating lease right of use assets	2d	81	-
Investment in marketable securities		113	208
		270	279

Total assets		4,783	7,117

Liabilities and stockholders’ equity

Current liabilities:
Trade payables		220	295
Accounts payable		383	276
Warrants, derivatives and stock based compensation liabilities		1,042	1,252
Operating lease liabilities	2d	47	-
Total current liabilities		1,692	1,823

Operating lease liabilities	2d	34	-
Total non-current liabilities			-

Total liabilities		1,726	1,823

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity:
Stock Capital -
Common stock of $ 0.001 par value - Authorized: 100,000,000 shares; Issued and outstanding: 29,883,639 and 29,852,389 as of June 30, 2019 and December 31, 2018 respectively		30	30
Additional paid-in capital		29,538	29,116
Accumulated other comprehensive loss		(601)	(835)
Accumulated deficit		(25,910)	(23,017)
Total stockholders’ equity		3,057	5,294
Total liabilities and stockholders’ equity		4,783	7,117

The accompanying notes are an integral part of the condensed consolidated financial statements.

MY SIZE, INC. AND ITS SUBSIDINARIES

Condensed Consolidated Interim Statements of Comprehensive Loss

U.S. dollars in thousands (except share data and per share data)

	Six-Months Ended June 30,		Three-Months Ended June 30,
	2019	2018	2019	2018
	$ thousands (Unaudited)	$ thousands (Unaudited)	$ thousands (Unaudited)	$ thousands (Unaudited)

Revenues	25	-	5	-
Cost of revenues	(1)	-	-	-
Gross profit	24	-	5	-

Operating expenses
Research and development	(671)	(496)	(379)	(231)
Marketing, general and administrative	(2,179)	(2,332)	(1,189)	(720)

Total operating expenses	(2,850)	(2,828)	(1,568)	(951)
Operating loss	(2,826)	(2,828)	(1,563)	(951)
Financial income (expenses), net	(67)	(1,004)	197	2,542

	(2,893)	(3,832)	(1,366)	1,591
Other comprehensive income (loss):

Foreign currency translation differences	234	(508)	70	(348)

Total comprehensive income (loss)	(2,659)	(4,340)	(1,296)	1,243

Basic gain (loss) per share	(0.10)	(0.13)	(0.05)	0.05
Diluted gain (loss) per share	(0.10)	(0.13)	(0.05)	0.02
Basic weighted average number of shares outstanding	29,867,410	28,443,746	29,882,265	29,488,161
Diluted weighted average number of shares outstanding	29,867,410	28,443,746	29,882,265	30,024,168

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

MY SIZE, INC. AND ITS SUBSIDINARIES

Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity (Unaudited)

U.S. dollars in thousands (except share data and per share data)

	Common stock			Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number	Amount		capital	loss	deficit	equity

Balance as of January 1, 2019	29,852,389	30		29,116	(835)	(23,017)	5,294

Stock-based compensation related to options granted to employees and consultants	-	-		374	-	-	374
Issuance of shares to consultants	31,250	(*	)	48	-	-	48
Total comprehensive loss	-	-		-	234	(2,893)	(2,659)
Balance as of June 30, 2019	29,883,639	30		29,538	(601)	(25,910)	3,057

(*)	Represents an amount less than $1.

	Common stock			Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’ equity
	Number	Amount		capital	loss	deficit	(deficit)

Balance as of January 1, 2018	22,238,745	22		16,008	(134)	(17,048)	(1,152)

Stock-based compensation related to employees	-	-		106	-	-	106
Issuance of shares to consultants	281,150	1		214	-	-	215
Total comprehensive loss	-	-		-	(508)	(3,832)	(4,340)
Exercise of warrants and options	3,846,515	4		8,454	-	-	8,458
Liability reclassified to equity	82,368	(*	)	104	-	-	104
Issuance and receipts on account of shares, net of issuance cost of $351	3,230,000	3		3,544	-	-	3,547
Balance as of June 30, 2018	29,678,778	30		28,430	(642)	(20,880)	6,938

(*)	Represents an amount less than $1.

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

MY SIZE, INC. AND ITS SUBSIDINARIES

Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity (Deficit)

U.S. dollars in thousands (except share data and per share data)

	Common stock			Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number	Amount		capital	loss	deficit	equity

Balance as of April 1, 2019	29,852,389	30		29,216	(671)	(24,544)	4,031

Stock-based compensation related to options granted to employees and consultants	-	-		322	-	-	322
Issuance of shares to consultants	31,250	(*	)	-	-	-	-
Total comprehensive income (loss)	-	-		-	70	(1,366)	(1,296)
Balance as of June 30, 2019	29,883,639	30		29,538	(601)	(25,910)	3,057

(*)	Represents an amount less than $1.

	Common stock			Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number	Amount		capital	loss	deficit	equity

Balance as of April 1, 2018	29,145,927	29		27,698	(294)	(22,471)	4,962

Stock-based compensation related to employees	-	-		10	-	-	10
Issuance of shares to consultants	117,150	1		79	-	-	80
Total comprehensive income	-	-		-	(348)	1,591	1,243
Exercise of warrants and options	333,333	(*	)	539	-	-	539
Liability reclassified to equity	82,368	(*	)	104	-	-	104
Balance as of June 30, 2018	29,678,778	30		28,430	(642)	(20,880)	6,938

(*)	Represents an amount less than $1.

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

MY SIZE, INC. AND ITS SUBSIDINARIES

Condensed Consolidated Interim Statements of Cash Flows

	Six-Months Ended June 30,
	2019	2018
	$ thousands (Unaudited)	$ thousands (Unaudited)
Cash flows from operating activities:
Net loss	(2,893)	(3,832)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	13	15
Interest payment of short term loan	-	(192)
Revaluation of warrants, derivatives and stock-based compensation liabilities	(269)	1,960
Interest and revaluation of short-term deposit	54	-
Interest received from short-term deposit	16	-
Revaluation of investment in marketable securities	104	(425)
Stock based compensation- equity	422	321
Stock based compensation- liability	-	450
Change in embedded derivative and warrants	-	(61)
Decrease in other receivables and prepaid expenses	127	25
Increase (decrease) in trade payable	(89)	47
Increase (decrease) in accounts payable	91	(57)

Net cash used in operating activities	(2,424)	(1,749)

Cash flows from investing activities:

Proceeds from short-term deposits	1,200	-
Proceeds from restricted deposits	181	-
Purchase of property and equipment	(15)	(9)

Net cash provided by (used in) investing activities	1,366	(9)

Cash flows from financing activities:
Proceeds from exercise of warrants and options	-	3,865
Proceeds from issuance of shares, warrants, short term loan and convertible loan	-	5,923
Repayment of short term loan, net	-	(555)

Net cash provided by financing activities	-	9,233

Effect of exchange rate fluctuations on cash and cash equivalents	240	(557)

Increase (decrease) in cash, cash equivalents and restricted cash	(818)	6,918
Cash, cash equivalents and restricted cash at the beginning of the period	5,230	1,872

Cash, cash equivalents and restricted cash at the end of the period (*)	4,412	8,790

Non cash transactions:
Exercise of warrants and share based compensation to equity	-	4,593
Derivative liability reclassified to equity	-	104

(*) The cash balance as of June 30, 2019, and June 30, 2018, includes a balance of restricted cash in the amount of $276 and $69, respectively.

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

MY SIZE, INC. AND ITS SUBSIDINARIES

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

b.

During the six month period ended June 30, 2019, the Company has incurred significant losses and negative cash flows from operations and has an accumulated deficit of $25,910. The Company has financed its operations mainly through fundraising from various investors.

The Company’s management expects that the Company will continue to generate losses and negative cash flows from operations for the foreseeable future. Based on the projected cash flows and cash balances as of June 30, 2019, management is of the opinion that its existing cash will be sufficient to fund operations until the end of second quarter of 2020. As a result, there is substantial doubt about the Company’s ability to continue as a going concern.

Management’s plans include the continued commercialization of the Company’s products and securing sufficient financing through the sale of additional equity securities, debt or capital inflows from strategic partnerships. Additional funds may not be available when the Company needs them, on terms that are acceptable to it, or at all. If the Company is unsuccessful in commercializing its products and securing sufficient financing, it may need to cease operations.

The financial statements include no adjustments for measurement or presentation of assets and liabilities, which may be required should the Company fail to operate as a going concern.

Note 2 - Significant Accounting Policies

a.	Unaudited condensed consolidated financial statements:

The accompanying unaudited condensed consolidated interim financial statements included herein have been prepared by the Company in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements are comprised of the financial statements of the Company. In management’s opinion, the interim financial data presented includes all adjustments necessary for a fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by U.S. generally accepted accounting principles (“GAAP”) has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2019.

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

MY SIZE, INC. AND ITS SUBSIDINARIES

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 2 - Significant Accounting Policies (cont’d)

c.	Revenue from Contracts with Customers:

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), an updated standard on revenue recognition and issued subsequent amendments to the initial guidance in March 2016, April 2016, May 2016 and December 2016 within ASU 2016-08, 2016-10, 2016-12 and 2016-20, respectively (collectively, “ASC 606”). The core principle of the new standard is for companies to recognize revenue to depict the transfer of services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods and services. In addition, the new standard requires expanded disclosures. The Company has adopted the standard effective January 1, 2018. The reported results for the six months ended June 30, 2019 reflect the application of ASC 606 guidance.

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

During the six month period ended June 30, 2019, the Company began generating revenue by licensing its measuring technology and by performing a pilot on behalf of a customer. The revenue is recognized by the Company once the service has been provided.

d.	Impact of recently adopted accounting standard:

1.	In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 is intended to increase transparency and comparability of accounting for lease transactions. For all leases with terms greater than twelve months, the new guidance will require lessees to recognize right-of-use assets and corresponding lease liabilities on the balance sheet and to disclose qualitative and quantitative information about lease transactions. The new standard maintains a distinction between finance leases and operating leases. As a result, the effect of leases in the statement of operations and statement of cash flows is largely unchanged. ASU 2016-02 is effective January 1, 2019. In July 2018, the FASB issued ASU 2018-11, Leases - Targeted Improvements, to allow a company to elect an optional modified retrospective transition method that applies the new lease requirements through a cumulative-effect adjustment in the period of adoption. Effective January 1, 2019, the Company adopted the new lease accounting standard using the modified retrospective transition option of applying the new standard at the adoption date. The Company leases include office space lease agreement and three-year cancelable operating lease agreement for cars. Adoption of the new standard resulted in the recording of operating lease right-to-use assets and operating lease liabilities on the Company’s consolidated balance sheets, but did not have an impact on the Company’s beginning balance of retained earnings, consolidated statement of operations or statement of cash flows. The most significant impact was the recognition of right-to-use assets and lease liabilities on account of the Company’s operating leases. The Company recognized $127,000 of right of use assets and operating lease liabilities at January 1, 2019. As of June 30, 2019, total of right-of-use assets related to the Company’s operating leases was $81,000 and operating lease liabilities non-current were approximately $47,000 and $34,000, respectively.

MY SIZE, INC. AND ITS SUBSIDINARIES

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

In accordance with ASC 820 when measuring the fair value, an entity shall take into account the characteristics of the asset or liability if a market participant would take those characteristics into account when pricing the asset or liability at the measurement date. Such characteristics include, for example:

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

	June 30, 2019
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial assets

Investment in marketable securities (*)	-	113	-

MY SIZE, INC. AND ITS SUBSIDINARIES

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 3 - Financial Instruments (cont’d)

	June 30, 2019
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial liabilities

Warrants, derivative and stock based compensation liabilities	-	1,042	-

	December 31, 2018
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial assets

Investment in marketable securities (*)	-	208	-

	December 31, 2018
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial liabilities

Warrants, derivative and stock based compensation liabilities	-	1,252	-

(*)	For the six and three month period ended June 30, 2019 and 2018, the recognized gain (loss) (based on quoted market prices with a discount due to security- restrictions on iMine shares) of the marketable securities was $104, $(425), $(81) and $(237), respectively.

MY SIZE, INC. AND ITS SUBSIDINARIES

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 4 - Stock Based Compensation

The stock based expense recognized in the financial statements for services received is related to research and development, marketing, general and administrative expenses and shown in the following table:

	Six months ended June 30,		Three months ended June 30,
	2019	2018	2019	2018

Stock-based compensation expense - equity awards	422	321	322	90
Stock-based compensation expense - liability awards	-	450	-	16

	422	771	322	106

Option issued to consultants:

In January 2019, the Company entered into an agreement with a consultant (“Consultant12”) to provide services to the Company including promoting the Company’s products and services via potential sources of media. Pursuant to such agreement and in partial consideration for such consulting services, the Company agreed to issue to Consultant12 a warrant to purchase up to 50,000 shares of the Company’s common stock upon execution of the agreement and after six months, a further warrant to purchase 100,000 shares of the Company’s common stock. The warrants are exercisable at $1.00 per share and have a term of 12 months from the date of issuance.

During the six and three month period ended June 30, 2019, amounts of $38 and $17, respectively, were recorded by the Company as stock-based equity awards with respect to Consultant12.

In April 2019, the Company entered into an agreement with a consultant (“Consultant13”) to provide services to the Company including assisting the Company to promote, market and sell the Company’s technology to potential customers. Pursuant to such agreement and in partial consideration for such consulting services, the Company agreed to issue to the Consultant13 options to purchase up to 40,000 shares of the Company’s common stock upon execution of the agreement. The options are exercisable at $1.00 per share, shall vest in 4 equal instalments every 3 month starting July 2019. Unexercised options shall expire 2 years from the effective date.

During the six and three month period ended June 30, 2019, an amount of $3, was recorded by the Company as stock-based equity awards with respect to Consultant13.

Stock Option Plan for Employees:

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

MY SIZE, INC. AND ITS SUBSIDINARIES

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 4 - Stock Based Compensation (Cont.)

During the six month period ended June 30, 2019, 1,485,550 options were granted, no options were exercised and 15,000 options expired.

The total stock option compensation expense during the six and three month period ended June 30, 2019 which were recorded as research and development, marketing and general and administrative expenses was $308 and $289, respectively.

Note 5 - Contingencies and Commitments

a.

On August 7, 2018, the Company commenced an action against North Empire LLC (“North Empire”) in the Supreme Court of the State of New York, County of New York for breach of a Securities Purchase Agreement (the “Agreement”) in which it is seeking damages in an amount to be determined at trial, but in no event less than $616,000. On August 2, 2018, North Empire filed a Summons with Notice against the Company, also in the same Court, in which they allege damages in an amount of $11.4 million arising from an alleged breach of the Agreement. On September 6, 2018 North Empire filed a Notice of Discontinuance of the action it had filed on August 2, 2018. On September 27, 2018, North Empire filed an answer and asserted counterclaims in the action commenced by the Company against them, alleging that the Company failed to deliver stock certificates to North Empire causing damage to North Empire in the amount of $10,958,589. North Empire also filed a third-party complaint against the Company’s CEO and now former Chairman of the Board asserting similar claims against them in their individual capacities. On October 17, 2018, the Company filed a reply to North Empire’s counterclaims. On November 15, 2018, the Company’s CEO and now former Chairman of the Board filed a motion to dismiss North Empire’s third-party complaint. The parties are now engaging in discovery in connection with the claims and counterclaims, and are awaiting the court’s decision on the motion to dismiss North Empire’s third-party complaint.

The Company believes it is more likely than not that the counterclaims will be denied.

b.

On January 22, 2019, the Company was notified by the Nasdaq Stock Market, LLC (“Nasdaq”) that the Company was not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. The notification provided that the Company had 180 calendar days, or until July 22, 2019, to regain compliance with Nasdaq Listing Rule 5550(a)(2). To regain compliance, the bid price of Company’s common stock must have a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. If the Company does not regain compliance by July 22, 2019.

The Company did not regain compliance with the Rule by July 22, 2019 and, as a result, on July 23, 2019, the Company received notice from the Staff that, based upon the Company’s continued non-compliance with the Rule, the Staff had determined to delist the Company’s common stock from Nasdaq unless the Company timely requests a hearing before the Nasdaq Hearings Panel (the “Panel”).

The Company has requested a hearing before the Panel, which request stays any delisting action by the Staff at least pending the issuance of the Panel’s decision following the hearing and the ultimate conclusion of the hearing process. The hearing has been scheduled for September 19, 2019. At the hearing, the Company will present its plan to regain compliance with the Rule and request an extension of time within which to do so. The Company is considering several paths in an effort to regain compliance with the Rule, including, among other things, a reverse stock split; however, there can be no assurance that the Panel will grant the Company’s request for continued listing on Nasdaq or that the Company will be able to regain compliance with the Rule within the period of time that may be granted by the Panel.

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

Any forward-looking statements are qualified in their entirety by reference to the risk factors discussed throughout this Quarterly Report on Form 10-Q. Some of the risks, uncertainties and assumptions that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include but are not limited to:

●	our history of losses and needs for additional capital to fund our operations and our inability to obtain additional capital on acceptable terms, or at all;

●	our ability to continue as a going concern;

●	the new and unproven nature of the measurement technology markets;

●	our ability to achieve customer adoption of our products;

●	our dependence on assets we purchased from a related party and the risk that such assets may in the future be repurchased;

●	our ability to enhance our brand and increase market awareness;

●	our ability to introduce new products and continually enhance our product offerings;

●	the success of our strategic relationships with third parties;

●	information technology system failures or breaches of our network security;

●	competition from competitors;

●	our reliance on key members of our management team;

●	current or future litigation; and

●	the impact of the political and security situation in Israel on our business.

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

Results of Operations

The table below provides our results of operations for the periods indicated.

	Six months ended June 30
	2019	2018
	(dollars in thousands)
Revenues	$25	$—
Cost of revenues	(1)	—
Gross profit	24	—
Research and development expenses	(671)	(496)
Marketing, general and administrative expenses	(2,179)	(2,332)
Operating loss	(2,826)	(2,828)
Financial income (expenses), net	(67)	(1,004)
Net loss	$(2,893)	$(3,832)

Six and three Months Ended June 30, 2019 Compared to Six and three Months Ended June 30, 2018

Revenues

From inception through December 31, 2018, we have not generated any revenue from operations and expect to incur additional losses to perform further research and development activities. We started to generate revenues only in 2019. Our revenues for the six months ended June 30, 2019 amounted to $25,000 compared to none for the six months ended June 30, 2018. The increase from the corresponding period primarily resulted from new pilot and license agreements. Our revenues for the three months ended June 30, 2019 amounted to $5,000 compared to none for the three months ended June 30, 2018. The increase from the corresponding period primarily resulted from a new license agreement.

Research and Development Expenses

Our research and development expenses for the six months ended June 30, 2019 amounted to $671,000 compared to $496,000 for the six months ended June 30, 2018. The increase from the corresponding period primarily resulted from the hiring of new employees and expenses associated with share-based payments to our employees.

Our research and development expenses for the three months ended June 30, 2019 amounted to $379,000 compared to $231,000 for the three months ended June 30, 2018. The increase from the corresponding period primarily resulted from the hiring of new employees and expenses associated with share-based payments to our employees.

Marketing, General and Administrative Expenses

Our marketing, general and administrative expenses for the six months ended June 30, 2019 amounted to $2,179,000 compared to $2,332,000 for the six months ended June 30, 2018. The decrease in comparison with the corresponding period was mainly due to a reduction in share-based payment expenses of consultants and professional services expenses which were offset by an increase in marketing expenses. For the six months ended June 30, 2019, we had an expense of $330,000 in respect of share-based payments, in comparison with an expense of $740,000 in respect of share-based payments for the six months ended June 30, 2018.

Our marketing, general and administrative expenses for the three months ended June 30, 2019 amounted to $1,189,000 compared to $720,000 for the three months ended June 30, 2018. The increase in comparison with the corresponding period was mainly due to an increase in share-based payment expenses of employees, professional services expenses and marketing expenses. For the three months ended June 30, 2019, we had an expense of $247,000 in respect of share-based payments, in comparison with an expense of $103,000 in respect of share-based payments for the three months ended June 30, 2018.

Financial Expenses, Net

Our financial expenses, net for the six months ended June 30, 2019 amounted to $67,000 compared to financial expenses, net of $1,004,000 for the six months ended June 30, 2018. The decrease in comparison with the corresponding period was mainly due to income of $260,000 for the six months ended June 30, 2019 from change in fair value of warrants as opposed to expenses of $1,927,000 for the six months ended June 30, 2018.

Our financial income, net for the three months ended June 30, 2019 amounted to $197,000 compared to financial income, net of $2,542,000 for the three months ended June 30, 2018. The decrease compared to the corresponding period was mainly due to income of $173,000 for the three months ended June 30, 2019 from change in fair value of warrants compared to an income of $1,972,000 for the three months ended June 30, 2018.

Net Loss

As a result of the foregoing research and development, marketing general and administrative expenses, and financial expenses, our net loss for the six months ended June 30, 2019 was $2,893,000, compared to net loss of $3,832,000 for the six months ended June 30, 2018. The decrease in net loss is due to the reduction of share-based payment expenses, and professional services expenses, as well as an increase in income from the revaluation of warrants, derivatives and stock based compensation liabilities as opposed to expenses incurred in the corresponding period.

As a result of the foregoing research and development, marketing general and administrative expenses, and financial expenses, our net loss for the three months ended June 30, 2019 was $1,366,000, compared to net income of $1,591,000 for the three months ended June 30, 2018. The decrease in net loss is due to the decrease in income from the revaluation of warrants, derivatives and stock based compensation liabilities offset by an increase of share-based payment expenses, and professional services expenses, from the corresponding period.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through public and private offerings of debt and equity in the State of Israel and in the U.S.

As of June 30, 2019, we had cash, cash equivalents and restricted cash of $4,412,000 and no short term deposit compared to $5,230,000 of cash, cash equivalents and restricted cash, $181,000 in a short-term restricted deposit and $1,209,000 in a short-term deposit as of December 31, 2018. This decrease primarily resulted from our operating activities.

Cash used in operating activities was $2,424,000 for the six months ended June 30, 2019, compared to $1,749,000 for the six months ended June 30, 2018.

Net cash provided by investing activities was $1,366,000 for the six months ended June 30, 2019, compared to cash used in investing activities of $9,000 for the six months ended June 30, 2018. The net cash provided by investing activities for the six months ended June 30, 2019 was mainly due to the proceeds from short-term and restricted deposits in comparison to the cash used to purchase property and equipment during the six months ended June 30, 2018.

We had no cash flow from financing activities for the six months ended June 30, 2019, compared to $9,233,000 for the six months ended June 30, 2018. The cash flow from financing activities for the six months ended June 30, 2018 was due to a public offering of our securities and proceeds from the exercise of the warrants.

We do not have any material commitments for capital expenditures during the next twelve months.

We expect to continue to generate losses and negative cash flows from operations for the foreseeable future. Based on the projected cash flows and cash balances as of June 30, 2019, management is of the opinion that our existing cash will be sufficient to fund operations until the end of second quarter 2020 without further fund raising. As a result, there is substantial doubt about the Company’s ability to continue as a going concern. Management’s plans include the continued commercialization of our products and securing sufficient financing through the sale of additional equity securities, debt or capital inflows from strategic partnerships. Additional capital would be used to accomplish the following:

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2019. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2019 were effective.

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

On August 7, 2018, we commenced an action against North Empire LLC, or North Empire, in the Supreme Court of the State of New York, County of New York for breach of a Securities Purchase Agreement (the “Agreement”) in which we are seeking damages in an amount to be determined at trial, but in no event less than $616,000. On August 2, 2018, North Empire filed a Summons with Notice against us, also in the same Court, in which they allege damages in an amount of $11.4 million arising from an alleged breach of the Agreement. On September 6, 2018, North Empire filed a Notice of Discontinuance of the action it had filed on August 2, 2018. On September 27, 2018, North Empire filed an answer and asserted counterclaims in the action commenced by us against them, alleging that we failed to deliver stock certificates to North Empire causing damage to North Empire in the amount of $10,958,589. North Empire also filed a third-party complaint against our CEO and now former Chairman of the Board asserting similar claims against them in their individual capacities. On October 17, 2018, we filed a reply to North Empire’s counterclaims. On November 15, 2018, our CEO and now former Chairman of the Board filed a motion to dismiss North Empire’s third-party complaint. The parties are now engaging in discovery in connection with the claims and counterclaims, and are awaiting the Court’s decision on the motion to dismiss North Empire’s third-party complaint. We intend to vigorously defend any claims made by North Empire.

Item 1A. Risk Factors.

Not required for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibits
10.1*	Termination Agreement between My Size Israel 2014 Ltd. and Eli Walles dated July 23, 2019.
31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

My Size, Inc.

Date: August 8, 2019	By:	/s/ Ronen Luzon
Ronen Luzon
Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2019	By:	/s/ Or Kles
Or Kles
Chief Financial Officer (Principal Financial and Accounting Officer)