Form 10-Q
period 2019-09-30
My Size, Inc.
filed 2019-11-14
CIK 1211805

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File No. 001-37370

MY SIZE, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0394637
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

HaYarden 4, POB 1026, Airport City, Israel, 7010000

(Address of principal executive offices)

+972-3-600-9030

Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	MYSZ	Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of November 10, 2019, 29,883,639 shares of common stock, par value $0.001 per share were issued and outstanding.

MY SIZE, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2019

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

My Size Inc. and Subsidiaries

Condensed Consolidated

Interim

Financial Statements

As of September 30, 2019

(unaudited)

U.S. Dollars in Thousands

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Financial Statements as of September 30, 2019 (Unaudited)

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Balance Sheets

U.S. dollars in thousands (except share data and per share data)

		September 30,	December 31,
		2019	2018
		(Unaudited)	(Audited)
Assets
Current Assets:
Cash and cash equivalents		2,561	5,140
Restricted cash		262	90
Restricted deposit		-	181
Short-term deposit		-	1,209
Other receivables and prepaid expenses		431	218
Total current assets		3,254	6,838

Property and equipment, net		76	71
Right of use assets	2d	30	-
Investment in marketable securities		74	208
		180	279

Total assets		3,434	7,117

Liabilities and stockholders’ equity

Current liabilities:
Trade payables		488	295
Accounts payable		306	276
Warrants and derivatives		700	1,252
Operating lease liabilities	2d	17	-
Total current liabilities		1,511	1,823

Operating lease liabilities	2d	13	-
Total non-current liabilities		13	-

Total liabilities		1,524	1,823

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity:
Stock Capital -
Common stock of $ 0.001 par value - Authorized: 100,000,000 shares; Issued and outstanding: 29,883,639 and 29,852,389 as of September 30, 2019 and December 31, 2018, respectively		30	30
Additional paid-in capital		29,683	29,116
Accumulated other comprehensive loss		(543)	(835)
Accumulated deficit		(27,260)	(23,017)
Total stockholders’ equity		1,910	5,294
Total liabilities and stockholders’ equity		3,434	7,117

The accompanying notes are an integral part of the condensed consolidated financial statements.

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Statements of Comprehensive Loss

U.S. dollars in thousands (except share data and per share data)

	Nine-Months Ended September 30,		Three-Months Ended September 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	31	-	6	-
Cost of revenues	(1)	-	-	-
Gross profit	30	-	6	-

Operating expenses
Research and development	(1,066)	(807)	(395)	(311)
Marketing, general and administrative	(3,389)	(3,103)	(1,210)	(771)

Total operating expenses	(4,455)	(3,910)	(1,605)	(1,082)
Operating loss	(4,425)	(3,910)	(1,599)	(1,082)
Financial income (expenses), net	182	(1,483)	249	(479)
Net loss	(4,243)	(5,393)	(1,350)	(1,561)

Other comprehensive income (loss):

Foreign currency translation differences	292	(477)	58	31

Total comprehensive loss	(3,951)	(5,870)	(1,292)	(1,530)

Basic and diluted loss per share	(0.14)	(0.19)	(0.05)	(0.05)
Basic and diluted weighted average number of shares outstanding	29,872,879	28,870,135	29,883,639	29,709,009

The accompanying notes are an integral part of the interim condensed consolidated financial statements

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Statements of Changes in Stockholders’ Equity (deficit) (Unaudited)

U.S. dollars in thousands (except share data and per share data)

	Common stock			Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number	Amount		capital	loss	deficit	equity

Balance as of January 1, 2019	29,852,389	30		29,116	(835)	(23,017)	5,294

Stock-based compensation related to options granted to employees and consultants	-	-		519	-	-	519
Issuance of shares to consultants	31,250	(*	)	48	-	-	48
Total comprehensive loss	-	-		-	292	(4,243)	(3,951)
Balance as of September 30, 2019	29,883,639	30		29,683	(543)	(27,260)	1,910

(*)	Represents an amount less than $1

	Common stock			Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’ equity
	Number	Amount		capital	loss	deficit	(deficit)

Balance as of January 1, 2018	22,238,745	22		16,008	(134)	(17,048)	(1,152)

Stock-based compensation related to employees	-	-		110	-	-	110
Issuance of shares to consultants	312,400	1		320	-	-	321
Total comprehensive loss	-	-		-	(477)	(5,393)	(5,870)
Exercise of warrants and options	3,846,515	4		8,644	-	-	8,648
Liability reclassified to equity	82,368	(*	)	104	-	-	104
Issuance and receipts on account of shares, net of issuance cost of $351	3,230,000	3		3,544	-	-	3,547
Balance as of September 30, 2018	29,710,028	30		28,730	(611)	(22,441)	5,708

(*)	Represents an amount less than $1.

The accompanying notes are an integral part of the interim condensed consolidated financial statements

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Statements of Changes in Stockholders’ Equity

U.S. dollars in thousands (except share data and per share data)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number	Amount	capital	loss	deficit	equity

Balance as of July 1, 2019	29,883,639	30	29,538	(601)	(25,910)	3,057

Stock-based compensation related to options granted to employees and consultants	-	-	145	-	-	145
Total comprehensive loss	-	-	-	58	(1,350)	(1,292)
Balance as of September 30, 2019	29,883,639	30	29,683	(543)	(27,260)	1,910

(*)	Represents an amount less than $1.

	Common stock			Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number	Amount		capital	loss	deficit	equity

Balance as of July 1, 2018	29,678,778	30		28,430	(642)	(20,880)	6,938

Stock-based compensation related to employees	-	-		4	-	-	4
Issuance of shares to consultants	31,250	(*	)	106	-	-	106
Total comprehensive loss	-	-		-	31	(1,561)	(1,530)
Exercise of warrants and options	-	-		190	-	-	190
Balance as of September 30, 2018	29,710,028	30		28,730	(611)	(22,441)	5,708

The accompanying notes are an integral part of the interim condensed consolidated financial statements

(*)	Represents an amount less than $1.

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Statements of Cash Flows

U.S. dollars in thousands

	Nine-Months Ended September 30,
	2019	2018
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	(4,243)	(5,393)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21	24
Revaluation of warrants, derivatives, stock-based compensation liabilities and convertible loan	(629)	2,299
Interest and revaluation of short-term deposit	55	(8)
Interest received from short-term deposit	16	-
Interest payment of short-term loan	-	(192)
Revaluation of investment in marketable securities	146	(338)
Stock based compensation- equity	567	431
Stock based compensation- liability	-	475
Change in embedded derivative and warrants	-	(59)
Decrease (increase) in other receivables and prepaid expenses	(188)	8
Increase in trade payable	165	13
Increase (decrease) in accounts payable	8	(58)

Net cash used in operating activities	(4,082)	(2,798)

Cash flows from investing activities:

Proceeds from restricted deposits	181	-
Proceeds from (investment in) short-term deposits	1,200	(2,380)
Purchase of property and equipment	(21)	(24)

Net cash provided by (used in) investing activities	1,360	(2,404)

Cash flows from financing activities:
Proceeds from exercise of warrants and options	-	3,945
Proceeds from issuance of shares, warrants, short term loan and convertible loan	-	5,923
Repayment of short term loan, net	-	(555)

Net cash provided by financing activities	-	9,313

Effect of exchange rate fluctuations on cash and cash equivalents	315	(500)

Increase (decrease) in cash, cash equivalents and restricted cash	(2,407)	3,611
Cash, cash equivalents and restricted cash at the beginning of the period	5,230	1,872

Cash, cash equivalents and restricted cash at the end of the period	2,823	5,483

Non cash transactions:
Exercise of warrants and share based compensation to equity	-	4,703
Derivative liability reclassified to equity	-	104

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

b.

During the nine month period ended September 30, 2019, the Company has incurred significant losses and negative cash flows from operations and has an accumulated deficit of $27,260. The Company has financed its operations mainly through fundraising from various investors.

The Company’s management expects that the Company will continue to generate losses and negative cash flows from operations for the foreseeable future. Based on the projected cash flows and cash balances as of September 30, 2019, management is of the opinion that its existing cash will be sufficient to fund operations until the end of the first quarter of 2020. As a result, there is substantial doubt about the Company’s ability to continue as a going concern.

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

The accompanying unaudited condensed consolidated interim financial statements included herein have been prepared by the Company in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements are comprised of the financial statements of the Company. In management’s opinion, the interim financial data presented includes all adjustments necessary for a fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by U.S. generally accepted accounting principles (“GAAP”) has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2019.

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

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), an updated standard on revenue recognition and issued subsequent amendments to the initial guidance in March 2016, April 2016, May 2016 and December 2016 within ASU 2016-08, 2016-10, 2016-12 and 2016-20, respectively (collectively, “ASC 606”). The core principle of the new standard is for companies to recognize revenue to depict the transfer of services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods and services. In addition, the new standard requires expanded disclosures. The Company has adopted the standard effective January 1, 2018. The reported results for the nine months ended September 30, 2019 reflect the application of ASC 606 guidance.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 is intended to increase transparency and comparability of accounting for lease transactions. For all leases with terms greater than twelve months, the new guidance requires lessees to recognize right-of-use assets and corresponding lease liabilities on the balance sheet and to disclose qualitative and quantitative information about lease transactions. The new standard maintains a distinction between finance leases and operating leases. As a result, the effect of leases in the statement of operations and statement of cash flows is largely unchanged. ASU 2016-02 is effective January 1, 2019. In July 2018, the FASB issued ASU 2018-11, Leases - Targeted Improvements, to allow a company to elect an optional modified retrospective transition method that applies the new lease requirements through a cumulative-effect adjustment in the period of adoption. Effective January 1, 2019, the Company adopted the new lease accounting standard using the modified retrospective transition option of applying the new standard at the adoption date. The Company leases include an office space lease agreement and three-year cancelable operating lease agreements on behalf of personnel vehicles. Adoption of the new standard resulted in the recording of operating lease right-to-use assets and operating lease liabilities on the Company’s consolidated balance sheets, but did not have an impact on the Company’s beginning balance of retained earnings, consolidated statement of operations or statement of cash flows. The most significant impact was the recognition of right-to-use assets and lease liabilities on account of the Company’s operating leases. The Company recognized $127 of right of use assets and operating lease liabilities at January 1, 2019. As of September 30, 2019, the total of right-of-use assets related to the Company’s operating leases was $30 and operating lease liabilities and operating lease liabilities non-current were approximately $17 and $13, respectively.

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

The carrying amounts of cash and cash equivalents, other receivables, trade payables and accounts payable approximate their fair value due to the short-term maturities of such instruments.

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

	September 30, 2019
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial assets

Investment in marketable securities (*)	-	74	-

	September 30, 2019
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial liabilities

Warrants and derivatives	-	700	-

MY SIZE, INC. AND ITS SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 3 - Financial Instruments (Cont.)

	December 31, 2018
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial assets

Investment in marketable securities (*)	-	208	-

	December 31, 2018
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial liabilities

Warrants and derivatives	-	1,252	-

(*)	For the nine and three month periods ended September 30, 2019 and 2018, the recognized gain (loss) (based on quoted market prices with a discount due to security - restrictions on IMine shares) of the marketable securities was $(146), $(42) and $338, $(87), respectively.

Note 4 - Stock Based Compensation

The stock based expense recognized in the financial statements for services received is related to research and development, marketing, general and administrative expenses and shown in the following table:

	Nine months ended September 30,		Three months ended September 30,
	2019	2018	2019	2018

Stock-based compensation expense - equity awards	567	431	145	110
Stock-based compensation expense - liability awards	-	475	-	25

	567	906	145	135

MY SIZE, INC. AND ITS SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 4 - Stock Based Compensation (Cont.)

Options issued to consultants:

In January 2019, the Company entered into an agreement with a consultant (“Consultant12”) to provide services to the Company including promoting the Company’s products and services via potential sources of media. Pursuant to said agreement and in partial consideration for such consulting services, the Company agreed to issue to Consultant12 a warrant to purchase up to 50,000 shares of the Company’s common stock upon execution of the agreement and after six months, a further warrant to purchase 100,000 shares of the Company’s common stock. The warrants are exercisable at $1.00 per share and have a term of 12 months from the date of issuance.

During the nine and three month period ended September 30, 2019, amounts of $42 and $4, respectively, were recorded by the Company as stock-based equity awards with respect to Consultant12.

In April 2019, the Company entered into a twelve month agreement with a consultant (“Consultant13”) to provide services to the Company including assisting the Company to promote, market and sell the Company’s technology to potential customers. Pursuant to said agreement and in partial consideration for such consulting services, the Company agreed to issue to Consultant13 options to purchase up to 40,000 shares of the Company’s common stock upon execution of the agreement. The options are exercisable at $1.00 per share and shall vest in 4 equal installments every three months starting July 2019. Unexercised options shall expire 2 years from the effective date.

During the nine and three month period ended September 30, 2019, an amount of $6 and $3, was recorded by the Company as stock-based equity awards with respect to Consultant13.

In July 2019, the Company entered into a three year agreement with a consultant (“Consultant14”) to provide services to the Company including assisting the Company to promote, market and sell the Company’s technology to potential customers. Pursuant to such agreement and in partial consideration for such consulting services, the Company agreed to issue to Consultant14 options to purchase up to 40,000 shares of the Company’s common stock upon execution of the agreement. The options are exercisable at $1.00 per share and shall vest in 3 equal installments every twelve months starting June 2020. Unexercised options shall expire 4 years from the effective date.

During the nine and three month period ended September 30, 2019, an amount of $1 was recorded by the Company as stock-based equity awards with respect to Consultant14.

Stock Option Plan for Employees:

In March 2017, the Company adopted a stock option plan (the “Plan”) pursuant to which the Company’s Board of Directors may grant stock options to officers and key employees. The total number of options which may be granted to directors, officers, employees under this plan, is limited to 3,000,000 options. Stock options can be granted with an exercise price equal to or less than the stock’s fair market value at the grant date.

During the nine month period ended September 30, 2019, 1,553,950 options were granted, no options were exercised and 60,000 options expired.

The total stock option compensation expense during the nine and three month period ended September 30, 2019 which were recorded as research and development was $125 and $34, respectively.

The total stock option compensation expense during the nine and three month period ended September 30, 2019 which was recorded as marketing and general and administrative expenses was $307 and $90, respectively.

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

b.

On January 22, 2019, the Company was notified by the Nasdaq Stock Market, LLC (“Nasdaq”) that the Company was not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. The notification provided that the Company had 180 calendar days, or until July 22, 2019, to regain compliance with Nasdaq Listing Rule 5550(a)(2). To regain compliance, the bid price of the Company’s common stock must have a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. If the Company does not regain compliance by July 22, 2019.

The Company did not regain compliance with the Rule by July 22, 2019 and, as a result, on July 23, 2019, the Company received notice from the Staff that, based upon the Company’s continued non-compliance with the Rule, the Staff had determined to delist the Company’s common stock from Nasdaq unless the Company timely requests a hearing before the Nasdaq Hearings Panel (the “Panel”). The hearing occurred on September 19, 2019.

On October 1, 2019, the Panel granted the Company’s request for continued listing of the Company’s common stock on the Nasdaq Capital Market pursuant to an extension through January 20, 2020, subject to the condition that the Company regain compliance with the Bid Price Rule by such date and that the Company demonstrate compliance with all requirements for continued listing on the Nasdaq. Previously, on August 5, 2019, at the annual meeting of the Company’s stockholders, discretionary authority was granted to the Company’s board of directors to effect a reverse stock split at any time until August 5, 2020 at a ratio within the range from 1-for-2 up to 1-for-30. The Company plans to effect a reverse stock split to regain compliance with the Bid Price Rule. If the Company does not regain compliance with the Bid Price Rule by January 20, 2020 or it is unable to demonstrate compliance with all requirements for continued listing on the Nasdaq, or, based on any significant events that occur during the extension period, the Panel reconsiders the extension, Nasdaq would delist the Company’s common stock from the Nasdaq Capital Market.

c.

In August 2019, the Company entered into an office space lease agreement. The lease term is for 36 months beginning on August 20, 2019 and ending on August 20, 2022, with an option to extend for an additional 36 months. Monthly rent payments including utilities amount to approximately NIS 35,000 per month.

As at September 30, 2019, the Company had not moved into its new office space.

Note 6 - Significant Events During the Reporting Period

a.

On September 13, 2019, the Company entered into an At The Market Offering Agreement (the “Offering Agreement”) with H.C. Wainwright & Co., LLC, as sales agent (“H.C. Wainwright”), pursuant to which the Company may offer and sell, from time to time through H.C. Wainwright shares of the Company’s common stock, par value $0.001 per share, having an aggregate offering price of up to $5,500,000 (the “Shares”). Pursuant to the Offering Agreement, H.C. Wainwright may sell the Shares by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 of the Securities Act. The Company is not obligated to make any sales of the Shares under the Offering Agreement. The offering of Shares pursuant to the Offering Agreement will terminate upon the earliest of (a) the sale of all of the Shares subject to the Offering Agreement, (b) the termination of the Offering Agreement by H.C. Wainwright or the Company, as permitted therein, or (c) September 13, 2022

b.	During the three months ended September 30, 2019, the Company began an examination of changing its functional currency from New Israeli Shekels to U.S. dollars.

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

Any forward-looking statements are qualified in their entirety by reference to the risk factors discussed throughout this Quarterly Report on Form 10-Q. Some of the risks, uncertainties and assumptions that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include but are not limited to:

●	our history of losses and needs for additional capital to fund our operations and our inability to obtain additional capital on acceptable terms, or at all;

●	our ability to continue as a going concern;

●	the new and unproven nature of the measurement technology markets;

●	our ability to achieve customer adoption of our products;

●	our dependence on assets we purchased from a related party and the risk that such assets may in the future be repurchased;

●	our ability to enhance our brand and increase market awareness;

●	our ability to introduce new products and continually enhance our product offerings;

●	the success of our strategic relationships with third parties;

●	information technology system failures or breaches of our network security;

●	competition from competitors;

●	our reliance on key members of our management team;

●	current or future litigation;

● ●	the impact of the political and security situation in Israel on our business; and our ability to remain listed on the Nasdaq Capital Market.

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

We are in the commercialization phase of our products although have only generated minimal revenues to date. In recent months, Isay, a Danish fashion brand, selected MySizeID as a measuring solution, we announced the planned launch of MySizeID in Australia with a global retail marketplace operator that is set to introduce an integrated, technology-based app for the custom apparel and merchandise industry, we entered into a license agreement for MySizeID with Penti, a leading multi-category retail fashion underwear brand, we successfully integrated and launched the MySizeID smart measurement solution software development kit (SDK) for DeMoulin, a music performance group apparel company, and we are proceeding with the global integration of MySizeID into the e-commerce platform of one of the largest apparel companies in the world, which has since been expanded worldwide. In addition, we have also executed agreements with a number of additional retailers either directly or through our recently announced collaboration with Shopify and Lightspeed. We also recently announced that BoxSize has been approved for Honeywell’s global vendor program and are continuing to make progress with Katz Corporation, one of the largest package delivery companies in Israel, as they have started rolling out BoxSize within the organization.

While we rollout our products to major retailers and apparel companies, there is a lead time for new customers to ramp up before we can recognize revenue. This lead time varies between customers, especially when the customer is a tier 1 retailer, where the integration process may take longer. Generally, first we integrate our product into a customer’s online platform, which is followed by piloting and implementation, and, assuming we are successful, commercial roll-out, all of which takes time before we expect it to impact our financial results in a meaningful way. While we have begun generating initial sales revenue, we do not expect to generate meaningful revenue during the upcoming quarters. Because of the numerous risks and uncertainties associated with the success of our market penetration and our dependence on the extent to which MySizeID is adopted and utilized, we are unable to predict the extent to which we will recognize revenue. We may be unable to successfully develop or market any of our current or proposed products or technologies, those products or technologies may not generate any revenues, and any revenues generated may not be sufficient for us to become profitable or thereafter maintain profitability.

Results of Operations

The table below provides our results of operations for the periods indicated.

	Three months ended September		Nine months ended September
	2019	2018	2019	2018
	(dollars in thousands)		(dollars in thousands)
Revenues	6	-	$31	$—
Cost of revenues	-	-	(1)	—
Gross profit	6	-	30	—
Research and development expenses	(395)	(311)	(1,066)	(807)
Marketing, general and administrative expenses	(1,210)	(771)	(3,389)	(3,103)
Operating loss	(1,599)	(1,082)	(4,425)	(3,910)
Financial income (expenses), net	249	(479)	182	(1,483)
Net loss	(1,350)	(1,561)	$(4,243)	$(5,393)

Nine and three Months Ended September 30, 2019 Compared to Nine and three Months Ended September 30, 2018

Revenues

From inception through December 31, 2018, we did not generate any revenue from operations and we continue to expect to incur additional losses to perform further research and development activities. We started to generate revenues only in 2019. Our revenues for the nine months ended September 30, 2019 amounted to $31,000 compared to none for the nine months ended September 30, 2018. The increase from the corresponding period primarily resulted from pilot and license agreements. Our revenues for the three months ended September 30, 2019 amounted to $6,000 compared to none for the three months ended September 30, 2018. The increase from the corresponding period primarily resulted from a new license agreement.

Research and Development Expenses

Our research and development expenses for the nine months ended September 30, 2019 amounted to $1,066,000 compared to $807,000 for the nine months ended September 30, 2018. The increase from the corresponding period primarily resulted from the hiring of new employees and expenses associated with share-based payments to our employees offset by a decrease in payments to subcontractors.

Our research and development expenses for the three months ended September 30, 2019 amounted to $395,000 compared to $311,000 for the three months ended September 30, 2018. The increase from the corresponding period primarily resulted from the hiring of new employees and expenses associated with share-based payments to our employees offset by a decrease in payments to subcontractors.

Marketing, General and Administrative Expenses

Our marketing, general and administrative expenses for the nine months ended September 30, 2019 amounted to $3,389,000 compared to $3,103,000 for the nine months ended September 30, 2018. The increase in comparison with the corresponding period was mainly due to an increase in payroll expenses due to the hiring of a sales team in the US and an increase in sales and marketing expenses which were offset by a reduction in share-based payment expenses of consultants and employees and professional services expenses. For the nine months ended September 30, 2019, we had an expense of $417,000 in respect of share-based payments, in comparison with an expense of $872,000 in respect of share-based payments for the nine months ended September 30, 2018.

Our marketing, general and administrative expenses for the three months ended September 30, 2019 amounted to $1,210,000 compared to $771,000 for the three months ended September 30, 2018. The increase in comparison with the corresponding period was mainly due to an increase in insurance expenses and payroll expenses due to the hiring of a sales team in the US and an increase in sales and marketing expenses.

Financial Expenses, Net

Our financial income, net for the nine months ended September 30, 2019 amounted to $182,000 compared to financial expenses, net of $1,483,000 for the nine months ended September 30, 2018. The decrease in comparison with the corresponding period was mainly due to income of $619,000 for the nine months ended September 30, 2019 from change in fair value of warrants as opposed to expenses of $2,264,000 for the nine months ended September 30, 2018 offset by an expense of $143,000 for the nine months ended September 30, 2019 from revaluation investment in marketable securities as opposed to an income of $338,000 for the nine months ended September 30, 2018.

Our financial income, net for the three months ended September 30, 2019 amounted to $249,000 compared to financial expenses, net of $479,000 for the three months ended September 30, 2018. The decrease compared to the corresponding period was mainly due to income of $359,000 for the three months ended September 30, 2019 from change in fair value of warrants compared to an expense of $339,000 for the three months ended September 30, 2018.

Net Loss

As a result of the foregoing research and development, marketing general and administrative expenses, and financial expenses, our net loss for the nine months ended September 30, 2019 was $4,243,000, compared to net loss of $5,393,000 for the nine months ended September 30, 2018. The decrease in net loss is due to the reduction of share-based payment expenses and professional services expenses, and income from the revaluation of warrants, derivatives and stock based compensation liabilities, which is offset by an increase in payroll expenses due to the hiring of a sales team in the US and an overall increase in sales and marketing expenses.

As a result of the foregoing research and development, marketing general and administrative expenses, and financial expenses, our net loss for the three months ended September 30, 2019 was $1,350,000, compared to net loss of $1,561,000 for the three months ended September 30, 2018. The decrease in net loss is due to the increase in income from the revaluation of warrants and stock based compensation liabilities offset by an increase of sales and marketing expenses.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through public and private offerings of debt and equity in the State of Israel and in the U.S.

As of September 30, 2019, we had cash, cash equivalents and restricted cash of $2,823,000 and no short term deposit compared to $5,230,000 of cash, cash equivalents and restricted cash, $181,000 in a short-term restricted deposit and $1,209,000 in a short-term deposit as of December 31, 2018. This decrease primarily resulted from our operating activities.

On September 13, 2019, we entered into an At The Market Offering Agreement with H.C. Wainwright & Co., LLC, as agent (“H.C. Wainwright”), pursuant to which we may sell from time to time, at our option, up to $5.5 million of our shares of common stock through an “at-the-market” equity offering program under which H.C. Wainwright will act as sales agent. The issuance and sale of shares of common stock by us under the program will be made pursuant to our effective “shelf” registration statement on Form S-3 (Registration Statement No. 333-222535) filed with the SEC on January 1, 2018, and declared effective on January 25, 2018. No shares of common stock have been sold under the program.

Cash used in operating activities was $4,082,000 for the nine months ended September 30, 2019, compared to $2,798,000 for the nine months ended September 30, 2018.

Net cash provided by investing activities was $1,360,000 for the nine months ended September 30, 2019, compared to cash used in investing activities of $2,404,000 for the nine months ended September 30, 2018. The net cash provided by investing activities for the nine months ended September 30, 2019 was mainly due to the proceeds from short-term and restricted deposits in comparison to the cash used to invest in short-term deposits during the nine months ended September 30, 2018.

We had no cash flow from financing activities for the nine months ended September 30, 2019, compared to $9,313,000 for the nine months ended September 30, 2018. The cash flow from financing activities for the nine months ended September 30, 2018 was due to a public offering of our securities and proceeds from the exercise of the warrants.

We do not have any material commitments for capital expenditures during the next twelve months.

We expect to continue to generate losses and negative cash flows from operations for the foreseeable future. Based on the projected cash flows and cash balances as of September 30, 2019, management is of the opinion that our existing cash will be sufficient to fund operations until the end of the first quarter 2020 without further fund raising. As a result, there is substantial doubt about the Company’s ability to continue as a going concern. Management’s plans include the continued commercialization of our products and securing sufficient financing through the sale of additional equity securities, debt or capital inflows from strategic partnerships. Additional capital would be used to accomplish the following:

●	finance our current operating expenses;

●	pursue growth opportunities;

●	hire and retain qualified management and key employees;

●	respond to competitive pressures;

●	comply with regulatory requirements; and

●	maintain compliance with applicable laws and exchange rules.

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

We recorded stock options issued to non-employees at fair value, remeasured to reflect the current fair value at each reporting period and recognized expenses over the service period. We elected to early implement ASU 2018-07, Stock Compensation: Improvements to non-employee Share-Based Payment Accounting, from October 1, 2018.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2019. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2019 were effective.

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

Other than as described above, there were no other changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

My Size, Inc.

Date: November 14, 2019	By:	/s/ Ronen Luzon
Ronen Luzon
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2019	By:	/s/ Or Kles
Or Kles
Chief Financial Officer (Principal Financial and Accounting Officer)