Form 10-K
period 2019-12-31
My Size, Inc.
filed 2020-03-19
CIK 1211805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number 001-37370

MY SIZE, INC.

(Exact name of registrant as specified in charter)

Delaware	51-0394637
(State or jurisdiction of Incorporation or organization)	I.R.S Employer Identification No.

4 Hayarden St. P.O.B. 1026, Airport City, Israel	7010000
(Address of principal executive offices)	(Zip code)

+972 72 3331002

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	MYSZ	The Nasdaq Capital Market

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $16,746,829.

Number of shares of common stock outstanding as of March 1, 2020 was 2,600,701.

Documents Incorporated by Reference: None.

i

PART I

In this Annual Report on Form 10-K, unless the context requires otherwise, the terms “we,” “our,” “us,” or “the Company” refer to MySize, Inc., a Delaware corporation, and its subsidiaries, including MySize Israel 2014 Ltd. taken as a whole.

References to “U.S. dollars” and “$” are to currency of the United States of America, and references to “NIS” are to New Israeli Shekels. Unless otherwise indicated, U.S. dollar translations of NIS amounts presented in this Annual Report on Form 10-K for the year ended on December 31, 2019 are translated using the rate of NIS 3.456 to $1.00.

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

Any forward-looking statements are qualified in their entirety by reference to the risk factors discussed throughout this Annual Report on Form 10-K. Some of the risks, uncertainties and assumptions that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include but are not limited to:

●	our history of losses and needs for additional capital to fund our operations and our inability to obtain additional capital on acceptable terms, or at all;

●	risks related to our ability to continue as a going concern;

●	the new and unproven nature of the measurement technology markets;

●	our ability to achieve customer adoption of our products;

●	our dependence on assets we purchased from a related party and the risk that such assets may in the future be repurchased;

●	our ability to enhance our brand and increase market awareness;

●	our ability to introduce new products and continually enhance our product offerings;

●	the success of our strategic relationships with third parties;

●	information technology system failures or breaches of our network security;

●	competition from competitors;

●	our reliance on key members of our management team;

●	current or future litigation; and

●	the impact of the political and security situation in Israel on our business.

The foregoing list sets forth some, but not all, of the factors that could affect our ability to achieve results described in any forward-looking statements. You should read this Annual Report on Form 10-K and the documents that we reference herein and have filed as exhibits to the Annual Report on Form 10-K, completely and with the understanding that our actual future results may be materially different from what we expect.  You should assume that the information appearing in this Annual Report on Form 10-K is accurate as of the date hereof.  Because the risk factors referred to in this Annual Report on Form 10-K, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements.

Public health epidemics or outbreaks could adversely impact our business. In late 2019, a novel strain of COVID-19, also known as coronavirus, was reported in Wuhan, China. While initially the outbreak was largely concentrated in China, it has now spread to several other countries, including Israel, and infections have been reported globally. The extent to which the coronavirus impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the outbreak, and the actions that may be required to contain the coronavirus or treat its impact. In particular, the continued spread of the coronavirus globally, including in Israel, could adversely impact our operations and workforce, including our marketing and sales activities and ability to raise additional capital, which in turn could have an adverse impact on our business, financial condition and results of operation.

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

Currently, we are mainly focusing on the e-commerce fashion/apparel industry. In addition, our solutions address the shipping/parcel and DIY uses markets.

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

Our Growth Strategy

We intend to drive revenue primarily through penetration of the U.S. market through a B2B2C model in the verticals we are targeting. We intend to pursue the following growth strategies:

●	Sign Additional Commercial Agreements with U.S. Retailers. During 2019, we entered into a license agreement for MySizeID with Penti, a leading multi-category retail fashion underwear brand and we successfully integrated and launched the MySizeID smart measurement solution software development kit (SDK) for DeMoulin, a music performance group apparel company. We are in various stages of discussions with U.S. retailers for the deployment of our measurement technology with a view to entering into additional commercial agreements.

●

Pursue a Two-Pronged Commercialization Strategy. We are seeking to accelerate adoption of our solutions both through direct partnerships with e-commerce websites as well as through third party platform websites. While we seek to directly enter into partnerships with companies maintaining e-commerce websites in the apparel, courier and DIY markets, we are also seeking to deploy our solutions on third party platforms. MySizeID is available for online retailers utilizing the WooCoomerce, Shopify and Lightspeed platforms while BoxSize is available on the Honeywell Marketplace and in August 2019 was approved for Honeywell’s Independent Software Vendor Program.

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

E-commerce’s meteoric rise has been a boon to retailers who can offer shoppers a simple customer experience through desktop or mobile devices. According to Sale Cycle, in the U.S. e-commerce sales for 2017 were $453.5 billion, an increase of 16% from the year prior. While many sectors have found ways to increase revenue through e-commerce, e-commerce is still plagued by issues that cut into profits and negatively impact the bottom line, such as customer returns, low consumer conversion, and associated restocking and shipping costs.

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

To address this issue, we have developed an innovative mobile technology for retailers, known as MySizeID. MySizeID enables shoppers to generate highly accurate measurements of their body to find proper fitting clothes and accessories, through the use of our App on their mobile phone or through a simple questionnaire if the user decide not to download the app. MySizeID syncs the user’s measurement data to a sizing chart integrated through a retailer’s (or a white labeled) mobile application, and only presents items for purchase that match their measurements to ensure a correct fit. MySizeID is available for license by retailers and download by consumers on both iOS and Android operating systems.

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

To address this issue for shipping companies, we have developed an innovative mobile technology known as BoxSize. BoxSize enables customers to quickly and easily measure the size and volume of a parcel to accurately calculate shipping fees. It also offers shipping companies a variety of precise logistical data for more efficiently managing their supply chain, providing them with an accurate way to compare the physical package with what is in the shipping manifest. BoxSize solution is available for license on both iOS and Android operating systems.

BoxSize is available on the Honeywell Marketplace and in August 2019 was approved for Honeywell’s Independent Software Vendor Program., and MySize was granted an independent software vendor (ISV) status on the platform of Zebra Technologies.

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

To address this issue for retailers, we have developed an innovative mobile technology known as SizeUp. SizeUp is a digital tape measure that allows users to measure length, width and height of a surface by moving their smartphone from point to point of an object or space. SizeUp is a value-add for DIY and home improvement retailers whose customers struggle to find the appropriately sized items (like blinds or curtains) for their homes or projects due to inaccurate measurements. SizeUp also is designed to replace rulers, tape measures and other measuring tools used for DIY projects. SizeUp is available for consumer download on both iOS and Android operating systems, with more than 1,140,000 consumer downloads to date.

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

During 2019, we released a rebranded app with a new look and feel from the user experience. We also released a new graphical SDK to make the integration to an existing app even easier. During 2019, we also released a tool that enables consumers to accurately measure band and cup size for bras and lingerie as research shows approximately 80% of consumers wear the wrong size bra.

●	Widget. When a consumer enters into the retailer’s website and looks for a specific item, he or she can click on the MySizeID widget which will inform the consumer of his or her recommended size, based on his or her actual measurements, as measured using the app and the item he or is looking at.

Figure 2: Screenshot of MySizeID widget on Modelista website

We have further developed the widget during 2019 and added two important features:

Manual mode – which allows the user to obtain size from the following parameters: gender, height and weight only. Thus we are able to give a size estimation even without having all the measurements made with the app.

Guest mode - allows a user that does not wish to sign up to MySizeID as a user, to obtain size recommendations as well.

Another feature we added is the in between sizing feature. Our system can detect a user that has body dimensions that place the user between sizes and lets the user know that. That way a user can choose between the two sizes according to the user’s fit preference. (tight/loose/average).

●

MyDash Platform The MyDash platform is a smart back-office system where the retailer enters all the information regarding its size charts that correlates to every product in its e-commerce site, and where the retailer can access the information on its users. This system is very flexible and can customize itself to every retailer’s needs. In 2019, we improved the MyDash system to be much more accessible, added walkthroughs, user guides and changed the user interface and much more for the ease of use. We added mails mechanism, automatic error detections and size validation mechanism.

Figure 3: Screenshot of Back-Office System

As we are licensing the technology, we are currently offering MySizeID to retailers on a pay per use basis and a monthly subscription fee. In a pay per use business model, every time the consumer obtains a recommended size, we charge the retailer for the usage.

In addition, we have developed applications for third party ecommerce platforms so that retailers who use those platforms will find our application on the platform’s app store and will be able to easily install it in their store. In February 2019, MySizeID became available for online retailers utilizing the Shopify platform. Fashion and apparel retailers using Shopify can now deploy the MySizeID turnkey solution through the simple integration of the MySizeID widget on their site.  Also in 2019, we released applications for Lightspeed and for WooCommerce which are the biggest ecommerce platform in the market allowing more retailers to easily integrate and use the MySizeID solution.

BoxSize

BoxSize is an intuitive parcel measurement application that can provide real-time logistic data on package volumes and transportation, resulting in improved operational efficiency and reduced operating expenses. In addition, BoxSize allows customers to easily measure the size of their parcel with their smartphone, calculate shipping costs and arrange for a convenient pick-up time for the package. In 2018, we released BoxSize for Android which has a greater market opportunity since, based on our experience, most courier companies are using Android based handheld devices. As a result, BoxSize is available both on iOS and Android.

Figure 4: Screenshot of BoxSize

We have developed the “Two Shots”, an algorithm that is intended to make package measurement even faster through two measurements, to measure the height, width and depth, of a package rather than three separate measurements.

In 2019, we announced the general availability of BoxSize mobile measurement solution on the Honeywell Marketplace. In addition, BoxSize was approved for Honeywell’s Global Vendor Program BoxSize and is now available to provide highly accurate mobile measurement solutions for thousands of Honeywell clients.

In 2019, we also developed a new dashboard for the courier companies to have all the required data about each package in one place. It includes package dimensions, pictures, scan geo location and more. The dashboard also let the courier use Webhooks, which allows him to get the information from his own system.

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

SizeUp

We are working on additional consumer applications. One of these applications is in the category of DIY. This application is a smart tape measure for the business to consumer market which allows users to utilize their smartphone as a tape measure. The application provides measurements with an accuracy of plus or minus 2 centimeters. Through the use of this application users will be able to visualize how an object or a piece of furniture will fit in an existing room in their home or office. As many people have difficulty with spatial recognition, we hope this will help alleviate the problem. During 2018 we expanded availability of SizeUp to more than 45 different iOS and Android smartphone models worldwide. It also added Google Vision for image content analysis, object detection, and title suggestions. As of March 1, 2020, there have been over 1,300,000 downloads of the SizeUp app.

Currently the SizeUp app for Android and iOS is available for free for the first 30 days, after which a user will be required to register via e-mail and pay a one-time fee of $1.99 to continue using the application. To date, revenues from downloads have been minimal.

SizeIT

We have developed SizeIT, a smart measuring tape SDK for both Android and iOS platforms. SizeIT provides users with the ability to instantly and accurately measure objects with a quick movement of their mobile device. SizeIT, the core technology behind MySizeID, SizeUp, and BoxSize applications, can be embedded into any company’s existing or white label mobile app in a short period of time, offering an efficient solution to the escalating costs associated with product sizing issues and returns. SizeIT enables users to measure objects by moving their mobile device from one side of an object to another side of the object. Our algorithm utilizes a mobile device’s motion sensors to calculate the travelled distance.

A new graphical SizeIT SDK was developed to make it easier and faster to implement the SDK for users who would like to avoid developing their own graphical user interface.

Research and Development

Our research and development team is responsible for the research, algorithm, design, development, and testing of all aspects of our measurement platform technology. We invest in these efforts to continuously improve, innovate, and add new features to our solutions.

We incurred research and development expenses of approximately $1.5 million in 2019, $1.1 million in 2018 and $0.8 million in 2017, relating to the development of its applications and technologies. We intend to continue to invest in our research and development capabilities to extend our platform and bring our measurement technology to a broader range of applications.

Sales and Marketing

In 2019, we launched a commercialization strategy that directs our sales efforts toward both sales to e-commerce players in specific vertical markets such as fashion/apparel and shipping/delivery as well as to e-commerce third party platform providers. As of March 1, 2020, we have two full-time sales professionals in the United States who lead our efforts to penetrate the U.S. marketplace through driving market awareness, generating customer leads, building out a sales pipeline, and developing customer relationships.

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

As of December 31, 2019, we owned five issued patents one in each of Russia, Canada and Japan and two in the U.S., which expire between January 20, 2033 and May 11, 2035, and we have sixteen additional patent applications in process. As of such date, we do not have any registered trademarks.

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

Government Regulation

We are subject to a number foreign and domestic laws and regulations that involve matters central to our business. These laws and regulations may involve privacy, data protection, intellectual property, or other subjects. Many of the laws and regulations to which we are subject are still evolving and being tested in courts and could be interpreted in ways that could harm our business. In addition, the application and interpretation of these laws and regulations often are uncertain, particularly in the new and rapidly evolving industry in which we operate. Because global laws and regulations have continued to develop and evolve rapidly, it is possible that we, our products, or our platform may not be, or may not have been, compliant with each such applicable law or regulation.

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

For example, the General Data Protection Regulation, or GDPR, which took effect on May 25, 2018, enhances data protection obligations for entities that process personal data about individuals, including obligations to cooperate with European data protection authorities, implement security measures and keep records of personal data processing activities. Noncompliance with the GDPR can trigger fines equal to the greater of €20 million or 4% of global annual revenue. In addition, the California Consumer Privacy Act of 2018, or CCPA, effective as of January 1, 2020, gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches, that is expected to increase data breach litigation. Further, failure to comply with the Israeli Privacy Protection Law of 1981, and its regulations, as well as the guidelines of the Israeli Privacy Protection Authority, may expose us to administrative fines, civil claims (including class actions) and in certain cases criminal liability. Current pending legislation may result in a change of the current enforcement measures and sanctions. Given the breadth and depth of changes in data protection obligations, meeting the requirements of GDPR and other applicable laws and regulations has required significant time and resources, including a review of our technology and systems currently in use against the requirements of GDPR and other applicable laws and regulations. We have taken various steps to prepare for complying with GDPR and other applicable laws and regulations however there can be no assurance that these steps are sufficient to assure compliance. Further, additional EU laws and regulations (and member states’ implementations thereof) further govern the protection of individuals and of electronic communications. If our efforts to comply with GDPR or other applicable laws and regulations are not successful, we may be subject to penalties and fines that would adversely impact our business and results of operations, and our ability to use personal data of individuals could be significantly impaired.

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

Employees

As of March 1, 2020, we had a total of 27 employees, of which 23 were full-time employees, including 8 in sales and marketing, 15 in technology and development and 4 in administration and finance. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relationship with our employees to be good. Our future success depends on our continuing ability to attract and retain highly qualified engineers, sales and marketing, account management, and senior management personnel.

Company Information

Our principal executive offices are located at 4 Hayarden St., P.O. Box 1026, Airport City, Israel 7010000, and our telephone number is +972-3-600-9030. Our website address is www.mysizeid.com.  Any information contained on, or that can be accessed through, our website is not incorporated by reference into, nor is it in any way a part of, this Annual Report on Form 10-K.

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

In September 2013, Ronen Luzon, our Chief Executive Officer, acquired control of the Company from Asher Shmuelevitch, according to which Mr. Luzon purchased 1,755,950 shares of common stock from Mr. Shmuelevitch, which shares represented approximately 40% of the issued and outstanding capital stock of the Company at such time, thus becoming a controlling shareholder of the Company. In connection with the acquisition, Mr. Luzon reached a settlement with our then creditors pursuant to which the main creditor, Mr. Shmuelevitch, was paid a total sum of approximately $140,000 in consideration for a full and final waiver of any and all his claims that he may have relating to any monetary indebtedness of the Company to the creditors.

In February 2014, My Size Israel 2014 Ltd., or My Size Israel, our wholly owned subsidiary, entered into a Purchase Agreement, or the Purchase Agreement, with Shoshana Zigdon, or the Seller, who at the time was a beneficial owner of more than 20% of our outstanding shares, with respect to the acquisition by us of certain rights related to the collection of data for measurement purposes including rights in the venture, the method and a patent application that had been filed by the Seller (PCT/IL2013/050056), or the Assets. In consideration for the sale of the Assets, we agreed to pay to Seller, 18% of our operating profit, directly or indirectly connected with the Assets together with value-added tax in accordance with the law for a period of seven years from the end of the development period of the aforementioned venture. In addition to the foregoing, the Purchase Agreement provides that all developments, improvements, knowledge and know-how developed and/or accumulated by us after the execution of the Purchase Agreement will be owned by us. Further, the Seller agreed not to compete, directly or indirectly, with us in any matter relating to the Assets for a period of seven years from the end of the development period of the venture.

The Purchase Agreement may be terminated by either party in the event of an uncured material breach. The Purchase Agreement further provides that the Seller is entitled to repurchase the Assets from us upon the occurrence of one or more of the following events: (a) in the case of liquidation or bankruptcy; or (b) if on the seventh anniversary of the execution of the Purchase Agreement, the amount of our income, directly and/or indirectly derived from the Assets is less than NIS 3.6 million (approximately $1 million), each a “Repurchase Event”. If a Repurchase Event occurs, the Seller shall have a 90 day right, subject to delivery of written notice to us of Seller’s intention to exercise such right, to repurchase the Assets from us. The repurchase price will be based upon a market price to be determined by one or more external appraisers. Unless the Seller provides written notice of retraction of Seller’s intention to repurchase the Assets, the Seller shall be obligated to repurchase the Assets within 60 days from the date of receipt of the appraisal. Seller shall have the right to retract its intention to repurchase the Assets, provided Seller gives written notice to us within 30 days of receiving the appraisal and subject to the Seller refunding to us the expenses borne by us in respect of the appraisal. To date, no material income has been derived from the Assets.

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

We realized a net loss of approximately $5.5 million and $6.0 million for the years ended December 31, 2019 and 2018 and had an accumulated deficit of $28.5 million as at December 31, 2019. Because of the numerous risks and uncertainties associated with the development of our products and business, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Expected future operating losses will have an adverse effect on our cash resources, shareholders’ equity and working capital. Our failure to become and remain profitable could depress the value of our stock and impair our ability to raise capital, expand our business, maintain our development efforts, or continue our operations. A decline in our value could also cause you to lose all or part of your investment in us.

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

Based on our projected cash flows and the cash balances as of the date of this Annual Report on Form 10-K, we believe we have sufficient cash to fund our obligations through August 2020. However, in order to meet our business objectives in the future, we will need to raise additional capital, which may not be available on reasonable terms or at all. Additional capital would be used to accomplish the following:

●	finance our current operating expenses;

●	pursue growth opportunities;

●	hire and retain qualified management and key employees;

●	respond to competitive pressures;

●	comply with regulatory requirements; and

●	maintain compliance with applicable laws.

Current conditions in the capital markets are such that traditional sources of capital may not be available to us when needed or may be available only on unfavorable terms. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions, the impact of the coronavirus outbreak and a number of other factors, many of which are outside our control, and on our financial performance. Accordingly, we cannot assure you that we will be able to successfully raise additional capital at all or on terms that are acceptable to us. If we cannot raise additional capital when needed, it may have a material adverse effect on our business, results of operations and financial condition.

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

The report of our independent registered public accounting firm contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

We have incurred significant losses and negative cash flows from operations and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Our audited consolidated financial statements for the year ended December 31, 2019 were prepared under the assumption that we would continue our operations as a going concern. Our independent registered public accounting firm has included a “going concern” explanatory paragraph in its report on our financial statements for the year ended December 31, 2019. If we are unable to improve our liquidity position, by, among other things, raising capital through public or private offerings or reducing our expenses, we may exhaust our cash resources and will be unable to continue our operations. If we cannot continue as a viable entity, our shareholders would likely lose most or all of their investment in us.

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

Our business may be adversely affected by the impact of coronavirus.

Public health epidemics or outbreaks could adversely impact our business. In December 2019, a novel strain of coronavirus emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to several other countries, including Israel, and infections have been reported globally. Many countries around the world, including in Israel, have significant governmental measures being implemented to control the spread of the virus, including temporary closure of businesses, severe restrictions on travel and the movement of people, and other material limitations on the conduct of business. These measures have resulted in work stoppages and other disruptions. Our sales and marketing efforts depend, in part, on attendance at in-person meetings, industry conferences and other events, and as a result some of our sales and marketing activities have been halted. The extent to which coronavirus impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information which may emerge concerning the severity of coronavirus and the actions to contain coronavirus or treat its impact, among others. In particular, the continued spread of coronavirus in Israel and globally could adversely impact our operations, including among others, our sales and marketing efforts and our ability to raise additional funds, and accordingly, the impact of coronavirus could have an adverse impact on our business and our financial results.

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

As we seek adoption of our products by U.S. retailers, we expect to incur higher costs and long sales cycles, especially as a result of the coronavirus outbreak. In this market segment, the decision to adopt our products may require the approval of multiple technical and business decision makers, including security, compliance, procurement, operations and IT. In addition, while U.S. retailers may be willing to deploy our products on a limited basis, before they will commit to deploying our products at scale, they often require extensive education about our products and significant customer support time, engage in protracted pricing negotiations and seek to secure readily available development resources. As a result, it is difficult to predict when we will obtain new customers and begin generating revenue from these customers. As part of our sales cycle, we may incur significant expenses before executing a definitive agreement with a prospective customer and before we are able to generate any revenue from such agreement. We have no assurance that the substantial time and money spent on our sales efforts will generate significant revenue. If conditions in the marketplace generally or with a specific prospective customer change negatively, it is possible that no definitive agreement will be executed, and we will be unable to recover any of these expenses. If we are not successful in targeting, supporting and streamlining our sales processes and if revenue expected to be generated from a prospective customer is not realized in the time period expected or not realized at all, our ability to grow our business, and our operating results and financial condition may be adversely affected. If our sales cycles lengthen, our future revenue could be lower than expected, which would have an adverse impact on our operating results and could cause our stock price to decline.

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

To grow our business, we anticipate that we will continue to depend on relationships with third parties, such as our customers and third party platforms. Identifying partners, and negotiating and documenting relationships with them, requires significant time and resources. If we are unsuccessful in establishing or maintaining our relationships with third parties, our ability to compete in the marketplace or to grow our revenue could be impaired, and our results of operations may suffer. Even if we are successful, we cannot assure you that these relationships will result in increased customer usage of our products or increased revenue.

We rely upon third parties to provide distribution for our applications, and disruption in these services could harm our business.

We currently utilize, and plan on continuing to utilize over the current fiscal year, third-party networking providers and distribution through companies including, but not limited to, Apple and Google as well as Shopify, WooCommerce and, Honeywell and Zebra to distribute our technologies. If disruptions or capacity constraints occur, we may have no means of replacing these services, on a timely basis or at all. This could cause a material adverse condition for our operations and financial earnings.

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

Similarly, many foreign countries and governmental bodies, including the EU member states, have laws and regulations concerning the collection and use of personally identifiable information obtained from individuals located in the EU or by businesses operating within their jurisdiction, which are often more restrictive than those in the United States. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of personally identifiable information that identifies or may be used to identify an individual, such as names, telephone numbers, email addresses and, in some jurisdictions, IP addresses and other online identifiers. For example, in April 2016 the EU adopted the General Data Protection Regulation, or GDPR, which took full effect on May 25, 2018. The GDPR enhances data protection obligations for businesses and requires service providers (data processors) processing personal data on behalf of customers to cooperate with European data protection authorities, implement security measures and keep records of personal data processing activities. Noncompliance with the GDPR can trigger fines equal to or greater of €20 million or 4% of global annual revenues. In addition, the CCPA, effective as of January 1, 2020, gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches, that is expected to increase data breach litigation. Further, failure to comply with the Israeli Privacy Protection Law of 1981, and its regulations, as well as the guidelines of the Israeli Privacy Protection Authority, may expose us to administrative fines, civil claims (including class actions) and in certain cases criminal liability. Current pending legislation may result in a change of the current enforcement measures and sanctions. There are also additional laws and regulations in additional jurisdictions around the world which govern the protection of consumers and of electronic communications. If our efforts to comply with GDPR, CCPA or other applicable laws and regulations are not successful, we may be subject to penalties and fines that would adversely impact our business and results of operations, and our ability to conduct business could be significantly impaired.

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

Our ability to implement our business plan successfully depends in part on our ability to build brand recognition using our trademarks, service marks and other proprietary intellectual property, including our names and logos. We currently have no registered trademarks. While we plan to register a number of our trademarks; however, no assurance can be given that our trademark applications will be approved. We have been issued five patents, one of each in of Russia, Canada and Japan and two in the U.S., and have several patent applications in process. No assurance can be given that our patent applications which are in process will be approved. If our patent applications are not approved, our ability to expand or develop our business may be negatively affected.

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

From time to time we may be subject to litigation, including, among others, potential stockholder derivative actions and class actions. Risks associated with legal liability are difficult to assess and quantify, and their existence and magnitude can remain unknown for significant periods of time. Subject to certain exceptions, our Amended and Restated Certificate of Incorporation, or Certificate of Incorporation, and Amended and Restated Bylaws, or Bylaws, require us to indemnify and advance expenses to our officers and directors involved in legal proceedings. To date we have obtained directors and officers’ liability, or D&O, insurance to cover some of the risk exposure for our directors and officers. Such insurance generally pays the expenses (including amounts paid to plaintiffs, fines, and expenses including attorneys’ fees) of officers and directors who are the subject of a lawsuit as a result of their service to us. There can be no assurance that we will be able to continue to maintain this insurance at reasonable rates or at all, or in amounts adequate to cover such expenses should such a lawsuit occur. Without D&O insurance, the amounts we would pay to indemnify our officers and directors should they be subject to legal action based on their service to us could have a material adverse effect on our financial condition, results of operations and liquidity. Such lawsuits, and any related publicity, may result in substantial costs and, among other things, divert the attention of management and our employees. An unfavorable outcome in any claim or proceeding against us could have a material adverse impact on our financial position and results of operations for the period in which the unfavorable outcome occurs, and potentially in future periods. Further, any settlement announced by us may expose us to further claims against us by third parties seeking monetary or other damages which, even if unsuccessful, would divert management attention from the business and cause us to incur costs, possibly material, to defend such matters, which could have a material adverse impact on our financial position. See “Legal Proceedings” on page 30 for more information regarding our involvement in ongoing litigation matters.

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

The legislative power of the State resides in the Knesset, a unicameral parliament that consists of 120 members elected by nationwide voting under a system of proportional representation. Israel’s most recent general elections were held on April 9, 2019, September 17, 2019 and March 2, 2020. The uncertainty surrounding the results of the recent elections may continue. Actual or perceived political instability in Israel or any negative changes in the political environment, may individually or in the aggregate adversely affect the Israeli economy and, in turn, our business, financial condition, results of operations and prospects.

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

Our international operations expose us to the following risks which may have a material adverse effect on our business and operating results:

●	devaluations and fluctuations in currency exchange rates including fluctuations between the U.S. dollar and the NIS;

●	costs of compliance with local laws, including labor laws and intellectual property laws;

●	compliance with domestic and foreign government policies, including compliance with Israeli securities laws and TASE;

●	changes in trade regulations and procedures affecting approval, production, pricing, marketing, reimbursement for and access to, our products;

●	compliance with applicable foreign anti-corruption laws, anti-trust/competition laws, anti-Boycott Israel law and anti-money laundering laws; and

●	economic and geopolitical developments and conditions, including ongoing instability in global economies and financial markets, international hostilities, acts of terrorism and governmental reactions, inflation, outbreaks of contagious disease (e.g., coronavirus) and military and political alliances.

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

Although our common stock is listed on the Nasdaq Capital Market, it has only been traded on the Nasdaq Capital Market since July 25, 2016. There has been relatively limited trading volume in the market for our common stock, and a more active, liquid public trading market may not develop or may not be sustained. Limited liquidity in the trading market for our common stock may adversely affect a stockholder’s ability to sell its shares of common stock at the time it wishes to sell them or at a price that it considers acceptable. If a more active, liquid public trading market does not develop, we may be limited in our ability to raise capital by selling shares of common stock and our ability to acquire other companies or assets by using shares of our common stock as consideration. In addition, if there is a thin trading market or “float” for our stock, the market price for our common stock may fluctuate significantly more than the stock market as a whole. Without a large float, our common stock would be less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile and it would be harder for you to liquidate any investment in our common stock. Furthermore, the stock market is subject to significant price and volume fluctuations, and the price of our common stock could fluctuate widely in response to several factors, including:

●	our quarterly or annual operating results;

●	changes in our earnings estimates;

●	investment recommendations by securities analysts following our business or our industry;

●	additions or departures of key personnel;

●	changes in the business, earnings estimates or market perceptions of our competitors;

●	our failure to achieve operating results consistent with securities analysts’ projections;

●	changes in industry, general market or economic conditions;

●	announcements of legislative or regulatory changes; and

●	natural disasters and political and economic instability, including wars, terrorism, political unrest, results of certain elections and votes, emergence of a pandemic, or other widespread health emergencies (or concerns over the possibility of such an emergency, including for example, the recent coronavirus outbreak), boycotts, adoption or expansion of government trade restrictions, and other business restrictions.

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

As of March 1, 2020, members of our management team beneficially own approximately 7.5% of our outstanding common stock. In addition, Shoshana Zigdon beneficially owns approximately 9.0% of our outstanding common stock. As such, management and Ms. Zigdon own approximately, in the aggregate, 16.5% of our voting power. As a result, management and Ms. Zigdon may have the ability to control substantially all matters submitted to our stockholders for approval including:

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

Our Certificate of Incorporation currently authorizes 100,000,000 shares of common stock, of which 2,600,701 are currently outstanding as of March 1, 2020, and our board of directors is authorized to issue additional shares of our common stock. Although our board of directors intends to utilize its reasonable business judgment to fulfill its fiduciary obligations to our then existing stockholders in connection with any future issuance of our capital stock, the future issuance of additional shares of our capital stock could cause immediate, and potentially substantial, dilution to our existing stockholders, which could also have a material effect on the market value of the shares. Further, other than certain participation rights that we have granted in a past offering, our shares do not have preemptive rights, which means we can sell shares of our capital stock to other persons without offering purchasers in this offering the right to purchase their proportionate share of such offered shares. Therefore, any additional sales of stock by us could dilute your ownership interest in our Company.

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

If we fail to comply with the rules under the Sarbanes Oxley Act of 2002 related to accounting controls and procedures or if we discover material weaknesses and deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult.

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

On January 22, 2019, we were notified by the Nasdaq Stock Market, LLC, or Nasdaq, that we were not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2), or the Rule, for continued listing on the Nasdaq Capital Market. The Rule, requires listed securities to maintain a minimum bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. The notification provided that we had 180 calendar days, or until July 22, 2019, to regain compliance with the Rule. To regain compliance, the bid price of our common stock must have a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days.

We did not regain compliance with the Rule by July 22, 2019 and, as a result, on July 23, 2019, we received notice from the Staff that, based upon our continued non-compliance with the Rule, the Staff had determined to delist tour common stock from Nasdaq unless we timely request a hearing before the Nasdaq Hearings Panel, or the Panel.

 In accordance with Nasdaq’s procedures, we appealed Nasdaq’s determination by requesting a hearing before the Panel to seek continued listing, which stayed the delisting of our common stock. The hearing occurred on September 19, 2019. On October 1, 2019, the Panel granted our request for continued listing of our common stock on the Nasdaq Capital Market pursuant to an extension through January 20, 2020, subject to the condition that we regain compliance with the Rule by such date and that we demonstrate compliance with all requirements for continued listing on the Nasdaq.

On November 15, 2019, we implemented a 1-for-15 reverse stock split of our common stock. One of the primary intents for the reverse stock split was to satisfy the Rule and to make our common stock more attractive to certain institutional investors and thereby strengthen our investor base. The reverse stock split was effective for Nasdaq marketplace purposes at the open of business on November 19, 2019. On February 7, 2020, we received a notification from the Staff that the Panel granted our request for continued listing on the Nasdaq Stock Market until May 18, 2020. If we do not regain compliance with the Rule by May 18, 2020 or if we are unable to demonstrate compliance with all requirements for continued listing on the Nasdaq, or, based on any significant events that occur during the extension period, Nasdaq would delist our common stock from the Nasdaq Capital Market.

Also on November 19, 2019, we received formal notice from Nasdaq that our non-compliance with the minimum $2.5 million stockholders’ equity requirement, as set forth in Nasdaq Listing Rule 5550(b)(1), or the Stockholders’ Equity Rule, as of September 30, 2019, could serve as an additional basis for delisting. In accordance with the Nasdaq Listing Rules, we have been granted the opportunity and plans to timely present our plan to regain compliance with the Stockholders’ Equity Rule for the Panel’s consideration.

In addition, on September 6, 2018, we were notified by Nasdaq that we were not in compliance with the minimum bid price requirements set forth in the Rule for continued listing on the Nasdaq Capital Market. On October 10, 2018, the Nasdaq Staff concluded that we had regained compliance with the Rule based on the closing bid price of our common stock having been at $1.00 per share or greater from the 10 consecutive business days from September 20, 2018 to October 9, 2018.

Previously, on September 26, 2017, we were notified by Nasdaq, that we were not in compliance with the minimum bid price requirements set forth in the Rule. The notification provided that we had 180 calendar days, or until March 26, 2018, to regain compliance with the Rule. In addition, on June 5, 2017, we received written notice from the Nasdaq Listing Qualifications Department notifying us that for the preceding 30 consecutive business days, our common stock did not maintain a minimum Market Value of Listed Securities of $35 million as required by Nasdaq Listing Rule 5550(b)(2). The notification provided that we had 180 calendar days, or until December 4, 2017, to regain compliance with Nasdaq Listing Rule 5550(b)(2). On December 5, 2017, we received a second written notice from the Listing Qualifications Department of Nasdaq notifying us that our failure to regain compliance with Nasdaq Listing Rule 5550(b)(2) by December 4, 2017 would result in our securities being delisted from the Nasdaq Capital Market effective as of the open of business on December 14, 2017 unless we requested an appeal of such determination. We thereafter requested an appeal before the Hearings Panel, thereby staying the delisting of our securities pending the Hearings Panel’s decision. On January 22, 2018, the Nasdaq Staff concluded that we had regained compliance with the Rule based on the closing bid price of our common stock having been at $1.00 per share or greater for 10 consecutive business days from January 5, 2018 to January 19, 2018. In addition, on January 26, 2018, the Nasdaq Hearings Advisor informed us that the Nasdaq Staff had informed them that our Market Value of Listed Securities deficiency (as set forth in its Rule 5550(b)(2)) had been cured, and that we were in compliance with all applicable listing standards. As a result, the scheduled hearing before the Hearings Panel was cancelled.

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

As of March 1, 2020, we had outstanding warrants to acquire 2,163,897 shares of our common stock and stock options to purchase 2,441,007 shares of our common stock, which warrants and options are exercisable for prices ranging between $0.04 and $4.41. The expiration of the term of such options and warrants range from July 2019 to December 2023. If a significant number of such warrants and stock options are exercised by the holders, the percentage of our common stock owned by our existing stockholders will be diluted.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently lease 1,660 square feet of office space at 4 Hayarden Street, Airport City, Israel. The lease term is for 36 months beginning on August 20, 2019 and ending on August 20, 2022, with an option to extend for an additional 36 months. Monthly rent payments, including utilities, amount to approximately $11,000 per month.

ITEM 3. LEGAL PROCEEDINGS

On August 7, 2018, we commenced an action against North Empire LLC, or North Empire, in the Supreme Court of the State of New York, County of New York for breach of a Securities Purchase Agreement, or the North Empire Agreement, in which we are seeking damages in an amount to be determined at trial, but in no event less than $616,000. This was preceded by a filing of a Summons with Notice by North Empire against us, also in the same Court, in which they allege damages in an amount of $11.4 million arising from an alleged breach of the North Empire Agreement. On September 27, 2018, North Empire filed an answer and asserted counterclaims in the action commenced by us against them alleging that we failed to timely deliver stock certificates to North Empire causing damage to North Empire in the amount of $10,958,589. North Empire also filed a third-party complaint against Eli Walles, our former Chairman of the board of directors, and Ronen Luzon asserting similar claims against them in their individual capacities. On October 17, 2018, we filed a reply to North Empire’s counterclaims. On November 15, 2018, Eli Walles and Ronen Luzon filed a motion to dismiss North Empire’s third-party complaint. On January 6, 2020, the Court granted the motion and dismissed the third-party complaint. We believe, based on the opinion of our legal counsel, it is more likely than not that the counterclaims will be dismissed. We intend to vigorously defend any claims made by North Empire.

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

Holders

As of March 1, 2020, we had 57 shareholders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

None.

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

Currently, we are mainly focusing on the e-commerce fashion/apparel industry. In addition, our solutions address the shipping/parcel and DIY uses markets.

We are in the commercialization phase of our products, although we have only generated minimal revenues to date. In recent months, Isay, a Danish fashion brand, selected MySizeID as a measuring solution, we announced the planned launch of MySizeID in Australia with a global retail marketplace operator that is set to introduce an integrated, technology-based app for the custom apparel and merchandise industry, we entered into a license agreement for MySizeID with Penti, a leading multi-category retail fashion underwear brand, we successfully integrated and launched the MySizeID smart measurement solution software development kit (SDK) for DeMoulin, a music performance group apparel company, and we are proceeding with the global integration of MySizeID into the e-commerce platform of one of the largest apparel companies in the world, which has since been expanded worldwide. In addition, we have also executed agreements with a number of additional retailers either directly or through our collaborations with WooCommerce, Shopify and Lightspeed. We also recently announced that BoxSize has been approved for Honeywell’s global vendor program and are continuing to make progress with Katz Corporation, one of the largest package delivery companies in Israel, as they have started rolling out BoxSize within the organization.

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

Results of Operations

The table below provides our results of operations for the periods indicated.

	Year ended December 31
	2019	2018
	(dollars in thousands)
Revenues	63	-
Cost of revenues	(21)	-
Gross profit	42	-
Research and development expenses	$(1,516)	$(1,105)
Selling and marketing	(1,929)	(899)
General and administrative	(2,587)	(3,171)
Operating loss	(5,990)	(5,175)
Financial income (expenses), net	493	(794)
Net loss	$(5,497)	$(5,969)

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Revenues

From inception through December 31, 2018, we did not generate any revenue from operations and we continue to expect to incur additional losses to perform further research and development activities. We started to generate revenues only in 2019. Our revenues for the year ended December 31, 2019 amounted to $63,000 compared to none for year ended December 31, 2018. The increase from the corresponding period primarily resulted from pilot and Software-as-a-service agreements.

Research and Development Expenses

Our research and development expenses for the year ended December 31, 2019 amounted to $1,516,000, an increase of $411,000, or approximately 37%, compared to $1,105,000 for the year ended December 31, 2018. The increase resulted primarily from increased expenses associated with hiring new employees and from stock-based payments, which were offset by a decrease in subcontractor expenses. We expect that research and development expenses will continue to increase in 2020 and that we will recruit additional employees.

Sales and Marketing Expenses

Our sales and marketing expenses for the year ended December 31, 2019 amounted to $1,929,000, an increase of $1,030,000, or 115%, compared to $899,000 for the year ended December 31, 2018. The increase primarily resulted from increased expenses associated with hiring new employees, increase in subcontractor and marketing expenses and from stock-based payments which were offset by a decrease in travel expenses.

General and Administrative Expenses

Our general and administrative expenses for the year ended December 31, 2019 amounted to $2,587,000, a decrease of $584,000, or 18%, compared to $3,171,000 for the year ended December 31, 2018. The decrease compared to the corresponding period was mainly due to a reduction in stock-based payment expenses, payroll expenses and professional services which were offset by an increase in rent and office maintenance related and insurance expenses. During 2019, we had an expense of $352,000 in respect of stock-based payments, compared to an expense of $949,000 in 2018.

Operating Loss

As a result of the foregoing, for the year ended December 31, 2019, our operating loss was $5,990,000, an increase of $815,000, or 16%, compared to our operating loss for the year ended December 31, 2018 of $5,175,000.

Financial Income (Expenses), net

Our financial income, net for the year ended December 31, 2019 amounted to $493,000 as opposed to financial expenses, net of $794,000 for the year ended December 31, 2018. In 2019, we had financial income from the fair value revaluation of warrants offset by expenses from exchange rate differences and expenses from fair value revaluation of investment in marketable securities whereas in 2018 we had financial income primarily due to exchange rate differences, revaluation of derivatives and financial income related to the revaluation of warrants which were offset by financial expenses from the fair value revaluation of warrants.

Net Loss

As a result of the foregoing, research and development, marketing general and administrative expenses, and initial revenues, our net loss for the year ended December 31, 2019 was $5,497,000 compared to net loss of $5,969,000 for the year ended December 31, 2018. The decrease in net loss was mainly due to the income with respect to the revaluation of warrants as opposed to an expense in the corresponding period and the increase in sales and marketing expenses. The increase in net loss is offset by a decrease in the stock-based payments and public and investor relations services expenses, income with respect to the exchange rate differences and income from revaluation of investment in marketable securities as opposed to expenses in the corresponding period.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through public and private offerings of debt and equity in Israel and in the U.S.

As of December 31, 2019, we had cash, cash equivalents and restricted cash of $1,466,000 with no deposits compared to $5,230,000 cash, cash equivalents, restricted cash as of December 31, 2018 and short-term deposit and short-term restricted deposit of $1,390,000 as of December 31, 2018. This decrease primarily resulted from financing our operating activities.

On January 15, 2020, we completed a public offering of our securities pursuant to which we issued 514,801 shares of our common stock and warrants to purchase up to 514,801 shares of common stock at an exercise price of $3.76 per share for gross proceeds of $2,000,000. The term of the warrants are five and a half years. We received net proceeds of $1,700,000 after deducting placement agent fees and other offering expenses.

On September 13, 2019, we entered into an At the Market Offering Agreement with HC Wainwright. According to the agreement, we may offer and sell, from time to time, our shares of common stock having an aggregate offering price of up to $5.5 million through HC Wainwright or the ATM Prospectus Supplement. From September 13, 2019 until December 31, 2019, we issued 87,756 shares of common stock at an average price of $4.77 per share through the ATM Prospectus Supplement, resulting in net proceeds of $418,524. We paid a commission equal to 3% of the gross proceeds from the sale of our shares of common stock under the ATM Prospectus Supplement. On January 15, 2020, we terminated the ATM Prospectus Supplement, but the offering agreement remains in full force and effect.

Net cash used in operating activities was $5,418,000 for the year ended December 31, 2019 compared to $3,597,000 for the year ended December 31, 2018. The increase in cash used in operating activity is derived mainly from an increase in revaluation of warrants as opposed to decrease in the corresponding period.

Net cash provided by investing activities for the year ended December 31, 2019 was $1,073,000 as opposed to net cash used in investing activities of $1,421,000 for the year ended December 31, 2018. The net cash provided by investing activities for the year ended December 31, 2019 was mainly from proceeds from short-term deposits and restricted deposits compared to investment in short term deposits and restricted deposits during the year ended December 31, 2018.

We had positive cash flow from financing activities of $266,000 for the year ended December 31, 2019 compared to $9,040,000 for the year ended December 31, 2018. The cash flow from financing activities for the year ended December 31, 2019 was due to the proceeds from the ATM compared to public offering of our securities, proceeds from the exercise of the warrants as described above and repayment of short-term loan during the year ended December 31, 2018.

We do not have any material commitments for capital expenditures during the next twelve months. Based on our projected cash flows and the cash balances as of the date of this Annual Report on Form 10-K, we believe we have sufficient cash to fund our obligations through August 2020. As a result, there is substantial doubt about our ability to continue as a going concern. However, we will need to raise additional capital, which may not be available on reasonable terms or at all. Additional capital would be used to accomplish the following:

●	finance our current operating expenses;

●	pursue growth opportunities;

●	hire and retain qualified management and key employees;

●	respond to competitive pressures;

●	comply with regulatory requirements; and

●	maintain compliance with applicable laws.

Current conditions in the capital markets are such that traditional sources of capital may not be available to us when needed or may be available only on unfavorable terms. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions, the impact of the coronavirus outbreak and a number of other factors, many of which are outside our control, and on our financial performance. Accordingly, we cannot assure you that we will be able to successfully raise additional capital at all or on terms that are acceptable to us. If we cannot raise additional capital when needed, it may have a material adverse effect on our business, results of operations and financial condition.

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

Functional Currency

From our inception through December 31, 2019, our functional currency was the NIS. Management conducted a review of our functional currency and decided to change our functional currency to the USD from the NIS effective January 1, 2020. The change in functional currency will be accounted for prospectively from such date. In 2019, we went through a strategic shift which involved a significant change in our business model that clearly indicates that the functional currency has changed, beginning January 2020. In previous years the Company acted as a platform to fund its operational subsidiary, My Size Israel, which conducts its research and development activities in NIS. Accordingly, the Company has not been substantially focused on its operating activities for that period. By the end of 2018, we transitioned to a new business model (B2B2C) and concluded that the main market that we should focus on would be the apparel market in the US. Consequently, we established marketing and distribution channels in the US along with having a new pricing model denominated in USD. Throughout 2019, the Company itself hired sales personnel which are based in the US and signed agreements with customers for which it began generating revenue in USD for the first time since it began its operations. Accordingly, by the end of 2019, the Company is no longer considered a ‘holding company’ for the matter of determining its functional currency under ASC 830 based on the currency of its operating entities. As a result of being an operational company that enters into operational agreements and generates revenues on an ongoing basis, the management concluded that as of January 1 2020, the currency that most faithfully portrays the economic results of the Company's operations is the U.S. dollar beginning January 1 2020.

My Size Israel functional currency remains the NIS.

Our presentation currency of the financial statements was and will remain U.S. dollar.

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

Fair value of financial instruments

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

Research and development expenses

Research expenses are recognized as expenses when incurred. Costs incurred on development projects are recognized as intangible assets as of the date at which it can be established that it is probable that future economic benefits attributable to the asset will flow to us considering its commercial feasibility. This is generally the case when regulatory approval for commercialization is achieved and costs can be measured reliably. Due to lack of materiality of costs and ability to separate these costs from other development costs, no development expenditures have been capitalized.

Equity-based compensation

We account for our employees’ stock-based compensation as an expense in the financial statements based on ASC 718. All awards are equity classified and therefore the cost is measured at the grant date fair value of the award. We estimate share option grant date fair value using the Binomial option-pricing model.

We recorded stock options issued to non-employees at fair value, remeasured to reflect the current fair value at each reporting period and recognized expenses over the service period. The Company elected to early implement ASU 2018-07, Stock Compensation: Improvements to Nonemployee stock-Based Payment Accounting, from October 1, 2018

In accordance with ASU 2018-07, we measured stock options at the implementation date and reclassified the stock based payments from a liability stock-based payments awards to equity stock-based payments awards. The fair value as of the implementation date will be recognized over the remaining service period. We estimate share option grant date fair value using the Binomial option-pricing model.

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

AS OF DECEMBER 31, 2019

U.S. DOLLARS IN THOUSANDS

- - - - - - - - - - - - - -

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

My Size, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of My Size, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of comprehensive loss, shareholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1d to the consolidated financial statements, the Company has incurred significant losses and negative cash flows from operations and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1d. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change in Accounting Principle

As discussed in Note 2 O to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019, due to the adoption of ASC 842, Leases.

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

Tel Aviv, Israel

March 19, 2020

MY SIZE, INC. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share data)

		December 31,
	Note	2019	2018

Assets

Current assets:
Cash and cash equivalents	3	1,203	5,140
Restricted cash		263	90
Restricted deposit		-	181
Short-term deposit		-	1,209
Accounts receivable		38	-
Other receivables and prepaid expenses	4	321	218

Total current assets		1,825	6,838

Property and equipment, net	5	141	71
Right-of-use assets	6	966	-
Investment in marketable securities	8	26	208
		1,133	279

Total assets		2,958	7,117

Liabilities and shareholders’ equity

Current liabilities:
Operating lease liabilities	6	102	-
Trade payables		440	295
Accounts payable		378	276
Warrants and derivatives	8,12	328	1,252

Total current liabilities		1,248	1,823

Operating lease liabilities	6	659	-
Total non-current liabilities		659	-
CONTINGENCIES AND COMMITMENTS	13

Total Liabilities		1,907	1,823

SHAREHOLDERS’ EQUITY	10
Stock capital -
Common stock of $ 0.001 par value - Authorized: 100,000,000 and 50,000,000 shares; Issued and outstanding: 1,992,243 and 1,990,159, respectively (*)		2 (*)	2 (*)
Additional paid-in capital		30,102	29,144
Accumulated other comprehensive loss		(539)	(835)
Accumulated deficit		(28,514)	(23,017)

Total shareholders’ equity		1,051	5,294
Total liabilities and shareholders’ equity		2,958	7,117

(*)	Adjusted to give retroactive effect of 1:15 Reverse stock split, see note 10 (b)

The accompanying notes are an integral part of the consolidated financial statements.

MY SIZE, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands (except share data and per share data)

		Year ended December 31,
	Note	2019	2018

Revenues		63	-
Cost of revenues		(21)	-
Gross profit		42	-

Operating expenses
Research and development		(1,516)	(1,105)
Sales and marketing (*)	14	(1,929)	(899)
General and administrative (*)	15	(2,587)	(3,171)

Total operating expenses		(6,032)	(5,175)

Operating loss		(5,990)	(5,175)

Financial income (expense), net	16	493	(794)

Net loss		(5,497)	(5,969)

Other comprehensive income (loss):

Foreign currency translation differences		296	(701)

Total comprehensive loss		(5,201)	(6,670)

Basic loss per share (**)		(2.75)	(3.03)
Diluted loss per share (**)		(3.12)	(3.03)

Basic and diluted weighted average number of shares outstanding		1,999,222	1,941,139

(*)	Certain prior period amounts have been reclassified to conform with current year presentation.

(**)	Adjusted to give retroactive effect of 1:15 Reverse stock split, see note 10 (b)

The accompanying notes are an integral part of the consolidated financial statements.

MY SIZE, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

U.S. dollars in thousands (except share data)

	Common stock			Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’ equity
	Number	Amount		capital	loss	Deficit	(deficit)

Balance as of December 31, 2017	1,482,583	2		16,028	(134)	(17,048)	(1,152)

Effect of early adoption of ASU 2018-07	-	-		284	-	-	284
Balance as of January 1, 2018	1,482,583	2		16,312	(134)	(17,048)	(868)
Stock-based compensation related to options granted to employees and consultants	-	-		149	-	-	149
Issuance of shares to consultants	22,910	(*	)	384	-	-	384
Total comprehensive loss	-	-		-	(701)	(5,969)	(6,670)
Exercise of warrants and options	263,842	(*	)	8,648	-	-	8,648
Liability reclassified to equity	5,491	(*	)	104	-	-	104
Issuance and receipts on account of shares, net of issuance cost of $351	215,333	(*	)	3,547	-	-	3,547
Balance as of December 31,2018	1,990,159	2		29,144	(835)	(23,017)	5,294

Stock-base compensation related to options granted to employees and consultants	-	-		644	-	-	644
Issuance of shares to consultants	2,084	(*	)	48	-	-	48
Issuance of shares, net of issuance cost of $138	87,756	(*	)	266	-	-	266
Reverse Stock Split (Note 10 (b)	5,901	(*	)	-	-	-	(* )
Total comprehensive loss	-	-		-	296	(5,497)	(5,201)

Balance as of December 31, 2019	2,085,900	2		30,102	(539)	(28,514)	1,051

(*)	Represents an amount of less than $1.

The accompanying notes are an integral part of the consolidated financial statements.

MY SIZE, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year ended December 31,
	2019	2018
Cash flows from operating activities:

Net loss	(5,497)	(5,969)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	30	31
Change in right to use asset	7	-
Revaluation of warrants and derivatives and stock-based compensation liabilities	(997)	1,632
Interest payment of short-term loan	-	(192)
Interest and revaluation of short-term deposit	55	(113)
Interest received on short-term deposits	16	18
Revaluation of investment in marketable securities	195	(123)
Capital loss on disposal of property and equipment	8	-
Stock based compensation - equity	692	533
Stock based compensation - liability	-	469
Change in embedded derivative	-	(59)
Increase in accounts receivable	(37)	-
Decrease (increase) in other receivables and prepaid expenses	(83)	142
Increase in trade payables	117	71
Increase (decrease) in accounts payables	76	(37)

Net cash used in operating activities	(5,418)	(3,597)

Cash flows from investing activities:

Proceeds from (investment in) short-term deposits, net	1,200	(1,200)
Proceeds from (investment in) restricted deposits, net	181	(181)
Investment in right to use asset	(205)	-
Purchase of property and equipment	(103)	(40)

Net cash provided by (used in) investing activities	1,073	(1,421)

Cash flows from financing activities:

Proceeds from exercise of warrants and options	-	3,945
Proceeds from issuance of shares, warrants and short-term loan, net	266	5,649
Repayment of short term loan, net of issuance costs	-	(554)

Net cash provided by financing activities	266	9,040

Effect of exchange rate fluctuations on cash and cash equivalents	315	(664)

Increase (Decrease) in cash and cash equivalents and restricted cash	(3,764)	3,358
Cash and cash equivalents and restricted cash at the beginning of the year	5,230	1,872

Cash and cash equivalents and restricted cash at the end of the year	1,466	5,230

Non cash activities:
Exercise of warrants and stock-based compensation to equity	-	4,703
stock-based compensation liability reclassified to equity	-	284
Derivative liability reclassified to equity	-	104

The accompanying notes are an integral part of the consolidated financial statements.

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 1 -	GENERAL

a.

My Size, Inc. is developing unique measurement technologies based on algorithms with applications in a variety of areas, from the apparel e-commerce market, to the courier services market and to the Do It Yourself (“DIY”) smartphone and tablet apps market. The technology is driven by proprietary algorithms, which are able to calculate and record measurements in a variety of novel ways.

The Company has two subsidiaries, My Size Israel 2014 Ltd. (“My Size Israel”) and Topspin Medical (Israel) Ltd., both of which are incorporated in Israel. References to the Company include the subsidiaries unless the context indicates otherwise.

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

Since September 1, 2005, the Company has traded on the Tel Aviv Stock Exchange (“TASE”).

Between 2007 and 2012 the Company reported as a public company with the U.S. Securities and Exchange Commission (the “SEC”). In August 2012, the Company suspended its reporting obligations under Section 13(a) and 15(d) of the Securities Exchange Act of 1934. In mid-2015, the Company resumed reporting as a public company.

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

c.	On July 25, 2016, the Company’s common stock began publicly trading on the Nasdaq Capital Market under the symbol “MYSZ”. The Company’s shares of common stock are listed both on the Nasdaq Capital Market and TASE.

d.	Since inception, the Company has incurred significant losses and negative cash flows from operations and has an accumulated deficit of $28,514. The Company has financed its operations mainly through fundraising from various investors.

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 1 -	GENERAL (Cont.)

The Company’s management expects that the Company will continue to generate losses and negative cash flows from operations for the foreseeable future. Based on the projected cash flows and cash balances as of December 31, 2019, management is of the opinion that its existing cash will be sufficient to fund operations until the end of August 2020. As a result, there is substantial doubt about the Company’s ability to continue as a going concern.

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

e.	The Company operates in one reportable segment and all of its long-lived assets are located in Israel.

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES

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

The currency of the primary economic environment in which the operations of the Company and its subsidiary are conducted is the New Israeli Shekel (“NIS”) and thus it is the Company’s and its subsidiary functional currency. The reporting currency according to which these financial statements are prepared is the U.S. dollar. The financial statements are translated as follows:

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

5.	All resulting translation adjustments are recognized as a separate component of accumulated other comprehensive loss in equity

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The Company reassessed its functional currency and determined to change its functional currency to the U.S. dollar from the NIS as of January 1, 2020. The change in functional currency will be accounted for prospectively from such date. In 2019, the Company went through a strategic shift which involved a significant change in its business model, that clearly indicates that the functional currency has changed, beginning January 2020. In previous years, the Company acted as a platform to fund its operational subsidiary, My Size Israel, which conducts its research and development activities in NIS. Accordingly, the Company has not been substantially focused on its operating activities for that period. By the end of 2018, the Company transitioned to a new business model (B2B2C) and concluded that the main market that the Company should focus on would be the apparel market in the US. Consequently, the Company established marketing and distribution channels in the US along with having a new pricing model denominated in USD. Throughout 2019, the Company itself hired sales personnel which are based in the US and signed agreements with customers for which it began generating revenue in USD for the first time since it began its operations. Accordingly, by the end of 2019, the Company is no longer considered a ‘holding company’ for the matter of determining its functional currency under ASC 830 based on the currency of its operating entities. As a result of being an operational company that enters into operational agreements and generates revenues on an ongoing basis, the management of the Company has concluded that as of January 1 2020, the currency that most faithfully portrays the economic results of the Company's operations is the U.S. dollar beginning January 1 2020.

My Size Israel functional currency remains the NIS.

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

The Company’s property and equipment are reviewed for impairment in accordance with ASC 360, “Property Plant and Equipment”, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs. During the periods ended December 31, 2019 and 2018, no impairment losses have been recorded.

g.	Severance pay:

The Subsidiary’s liability for severance pay is covered by Section 14 of the Israeli Severance Pay Law (“Section 14”). Under Section 14, employees in Israel are entitled to have monthly deposits, at a rate of 8.33% of their monthly salary, made on their behalf to their insurance funds. Payments in accordance with Section 14 exempt the Subsidiary from any additional obligation for these employees. As a result, the Subsidiary does not recognize any liability for severance pay due to these employees and the deposits under Section 14 are not recorded as an asset in the Subsidiary’s balance sheet. These contributions for compensation represent defined contribution plans and expenses are recorded based on actual deposits.

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

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or in the Companies’ tax returns. Deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of deferred tax assets will not be realized. The Company establishes a valuation allowance, if necessary, to reduce deferred tax assets to the amount more likely than not to be realized. As of December 31, 2019, and 2018, a full valuation allowance was established by the Company.

The Company implements a two-step approach to recognize and measure the benefit of its tax positions. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is greater than 50 percent (cumulative basis) likely to be realized upon settlement. The Company believes that its tax positions are all highly certain of being upheld upon examination. As such, as of December 31, 2019 and 2018 the Company has not recorded a liability for unrecognized tax benefits.

j.	Accounting for stock-based compensation:

The Company accounts for its employees’ stock-based compensation as an expense in the financial statements based on ASC 718. All awards are equity classified and therefore such costs are measured at the grant date fair value of the award and graded vesting attribution approach to recognize compensation cost over the vesting period. The Company estimates stock option grant date fair value using the Binomial option pricing-model.

The Company recorded stock options issued to non-employees at the grant date fair value, and recognizes expenses over the related service period by using the straight-line attribution approach. All awards are equity classified.

On June 20, 2018, the FASB issued ASU 2018-07, Stock Compensation: Improvements to Nonemployee Stock-Based Payment Accounting, to align the guidance for stock compensation to employees and nonemployees, which replaces ASC 505-50, Equity-Equity-Based Payments to Non-Employees.

The Company elected to early adopt the guidance as of October 1, 2018.

The ASU affected the measurement and classification of the stock-based payments to consultants in the Company’s financial statements. The fair value of each agreement at the adoption date is being considered as the new fair value of the stock-based payments to consultants and the expenses will be recognized over the remaining service period. Furthermore, as of the adoption date, stock-based payments to consultants were classified as equity.

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

Basic net loss per share is computed based on the weighted average number of shares of common stock outstanding during each year. Diluted net income per share is computed based on the weighted average number of shares of common stock outstanding during each year plus dilutive potential equivalent common stock considered outstanding during the year, in accordance with ASC 260, “Earnings per Share”. For the years ended December 31, 2019 and 2018, all outstanding options and warrants have been excluded from the calculation of the diluted net loss per share since their effect was anti-dilutive.

As described in Note 10a, for accounting purposes, the loss per share amounts have been adjusted to give retroactive effect to the Exchange Ratio and the Reverse Stock Split for all periods presented in these consolidated financial statements.

m.	Concentrations of credit risk:

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

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), an updated standard on revenue recognition and issued subsequent amendments to the initial guidance in March 2016, April 2016, May 2016 and December 2016 within ASU 2016-08, 2016-10, 2016-12 and 2016-20, respectively (collectively, “ASC 606”). The core principle of the new standard is for companies to recognize revenue to depict the transfer of services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods and services. In addition, the new standard requires expanded disclosures. The Company has adopted the standard effective January 1, 2018. The reported results for the year ended December 31, 2019 reflect the application of ASC 606 guidance.

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

The Company’s revenue is derived from the sale of cloud-enabled software subscriptions, associated software maintenance and support.

Revenue is recognized when a contract exists between the Company and a customer (business) and upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. The Company enters into contracts that can include various combinations of products and services, which may be capable of being distinct and accounted for as separate performance obligations. In case of offerings such as cloud-enabled subscription, other service elements in the contract are generally delivered concurrently with the subscription services and therefore revenue is recognized in a similar manner as the subscription services.

Product, Subscription and Services Offerings

Such performance obligations includes cloud-enabled subscriptions, software maintenance, training and technical support.

Fully hosted subscription services (SaaS) allow customers to access hosted software during the contractual term without taking possession of the software. Cloud-hosted subscription services are sold on a fee-per-subscription that is based on consumption or usage (per fit recommendation).

We recognize revenue ratably over the contractual service term for hosted services that are priced based on a committed number of transactions where the delivery and consumption of the benefit of the services occur evenly over time, beginning on the date the services associated with the committed transactions are first made available to the customer and continuing through the end of the contractual service term. Over-usage fees and fees based on the actual number of transactions are billed in accordance with contract terms as these fees are incurred and are included in the transaction price of an arrangement as variable consideration. Fees based on a number of transactions or impressions per month, are allocated to the period in which the transactions occur. Revenue for subscriptions sold as a fee per period is recognized ratably over the contractual term as the customer simultaneously receives and consumes the benefit of the underlying service.

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

o.	Impact of recently adopted accounting standard:

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 is intended to increase transparency and comparability of accounting for lease transactions. For all leases with terms greater than twelve months, the new guidance requires lessees to recognize right-of-use assets and corresponding lease liabilities on the balance sheet and to disclose qualitative and quantitative information about lease transactions. The new standard maintains a distinction between finance leases and operating leases. As a result, the effect of leases in the statement of operations and statement of cash flows is largely unchanged. ASU 2016-02 is effective starting January 1, 2019. In July 2018, the FASB issued ASU 2018-11, Leases - Targeted Improvements, to allow a company to elect an optional modified retrospective transition method that applies the new lease requirements through a cumulative-effect adjustment in the period of adoption. Effective as of January 1, 2019, the Company adopted the new lease accounting standard using the modified retrospective transition option of applying the new standard at the adoption date. The Company leases include an office space lease agreement for 36 months, with an option to extend for an additional 36 months and 36 months cancelable operating lease agreements on behalf of personnel vehicles. The lease term includes a non-cancellable period of the lease plus any additional periods covered by either a Company option to extend (or not to terminate) the lease that the Company is reasonably certain to exercise, or an option to extend (or not to terminate) the lease controlled by the lessor.

For the office rent lease the Company has elected to account for the lease and non-lease maintenance components as a single lease component. Therefore, the lease payments used to measure the lease liability include all of the fixed consideration in the contract, including in-substance fixed payments, owed over the lease term. Adoption of the new standard resulted in the recording of operating lease right-to-use assets and operating lease liabilities on the Company’s consolidated balance sheets, but did not have an impact on the Company’s beginning balance of retained earnings, consolidated statement of operations or statement of cash flows. The most significant impact was the recognition of right-to-use assets and lease liabilities on account of the Company’s operating leases. The Company recognized $127 of right of use assets and operating lease liabilities at January 1, 2019. In addition, the right-of-use assets include leasehold improvements. See also note 6.

p.	Contingencies and Commitments

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

q.	Derivative instruments

The Company accounts for its derivative instruments as either assets or liabilities and measures them at fair value through profit or loss.

 MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 3 -	CASH AND CASH EQUIVALENTS

The Company’s cash and cash equivalents balance at December 31, 2019 and 2018 is denominated in the following currencies:

	December 31,
	2019	2018

US Dollars	806	4,879
Euro	47	4
New Israeli Shekels	350	257
	1,203	5,140

NOTE 4 -	OTHER RECEIVABLES AND PREPAID EXPENSES

	December 31,
	2019	2018

Prepaid expenses and deferred costs	268	130
Government authorities	40	27
Insurance reimbursement	-	50
Other	13	11
	321	218

NOTE 5 -	PROPERTY AND EQUIPMENT, NET

	Computers and peripheral equipment	Office furniture and equipment	Leasehold improvements	Total
Cost
Balance as at January 1, 2018	98	20	17	135
Additions	32	8	-	40
Translation adjustments	(10)	-	(2)	(12)
Balance as at December 31, 2018	120	28	15	163

Balance as at January 1, 2019	120	28	15	163
Additions	26	22	55	103
Disposals	-	-	(16)	(16)
Translation adjustments	10	2	1	13
Balance as at December 31, 2019	156	52	55	263

Accumulated Depreciation
Balance as at January 1, 2018	60	3	5	68
Additions	27	2	2	31
Translation adjustments	(6)	-	(1)	(7)
Balance as at December 31, 2018	81	5	6	92

Balance as at January 1, 2019	81	5	6	92
Additions	24	3	3	30
Disposals	-	-	(8)	(8)
Translation adjustments	7	-	1	8
Balance as at December 31, 2019	112	8	2	122

Carrying amounts
As at December 31, 2018	39	23	9	71
As at December 31, 2019	44	44	53	141

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 6 -	LEASES

In August 2019, the Company entered into an office space lease agreement. The lease term is for 36 months beginning on August 20, 2019 and ending on August 20, 2022, with an option to extend for an additional 36 months. Monthly rent payments including utilities amounting to approximately NIS 39,000 per month.

In addition, The Company entered into a three-year cancelable operating lease agreement for cars.

Approximate future minimum remaining rental payments due under these leases are as follows:

Year Ending:

2020	$135
2021	$150
2022	$154
2023	$162
2024	$162
2025	$112

Rent expense (excluding taxes, fees and other charges) for the year ended December 31, 2019 totaled approximately $174.

The Company has entered into operating leases primarily for an office space lease agreement. These leases generally have terms which range from 1 year to 6 years, and often include one or more options to renew. These renewal terms can extend the lease term from 1 year to 6 years, and are included in the lease term when it is reasonably certain that the Company will exercise the option. These operating leases are included in “Right of use assets” on the Company’s December 31, 2019 consolidated balance sheets, and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligations to make lease payments are included in the current liabilities as “Operating lease liabilities” and in the non-current liabilities as “Operating lease liabilities - long term” on the Company’s December 31, 2019 consolidated balance sheets. Based on the present value of the lease payments for the remaining lease term of the Company’s existing leases, the Company recognized right-of-use assets and operating lease liabilities of approximately $127 on January 1, 2019. Operating lease right-of-use assets and liabilities commencing after January 1, 2019 are recognized at commencement date based on the present value of lease payments over the lease term. As of December 31, 2019, right-of-use assets and operating lease liabilities were $761. In addition, the right-of-use assets include payments for leasehold improvements of $205. Right-of-use assets include the capitalization of improvements (net of amortization) amounting to $205. Total right-of-use assets as of December 31, 2019 amount to $966.

The Company recorded a decrease in right to use asset of $7 for the year ended December 31, 2019.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

The interest rate used to discount future lease payment was 8.69%.

Maturities of lease liabilities as of December 31, 2019 were as follows (in thousands):

Due in a 12-month period ended December 31,

2020	164
2021	172
2022	162
2023	186
2024	172
2025	115
Thereafter	971
Less imputed interest:	(210)
Total lease liabilities	761

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 7 -	RELATED PARTY TRANSACTIONS

A. Balances with related parties:

The following related party payables are included in trade payables and accounts payable.

	December 31,
	2019	2018
Officers (*)	28	26
Directors	13	11
Monkeytech (**)	-	3
	41	40

(*) The amount includes the net salary payable.

(**) The former Chief Technology Officer of the Company, Oded Shoshan, was compensated pursuant to a technology consulting agreement between the Company and Monkeytech Ltd. Mr. Shoshan was the chief executive officer up until April 2019 as well as one of the owners of Monkeytech.

B. Related parties benefits:

	Year ended December 31,
	2019	2018
Salaries and related expenses	904	792
Share based payments	473	101
Directors	45	57
Research and development expenses to subcontractor	-	164
	1,422	1,114

NOTE 8 -	FINANCIAL INSTRUMENTS

The following tables presents the Company’s significant assets and liabilities that are measured at fair value on recurring basis and their classification within the fair value hierarchy:

	December 31, 2019
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial assets
Investment in marketable securities	-	26	-

	December 31, 2019
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial liabilities
Warrants and derivative	-	328	-

	December 31, 2018
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial assets
Investment in marketable securities	-	208	-

	December 31, 2018
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial liabilities
Warrants derivative	-	1,252	-

The carrying amounts of cash and cash equivalents, restricted cash, restricted deposit, short term deposit, accounts receivable, other receivables and prepaid expenses, trade payable and accounts payable approximate their fair value due to the short-term maturities of such instruments.

At December 31, 2019, the recognized gain (loss) and fair value (based on quoted market prices with a discount due to security- restrictions on IMine shares) of the marketable securities were ($192) and $26, respectively (at December 31, 2018 $123 and $208, respectively).

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 9 -	TAXES ON INCOME

a.

At December 31, 2019, the Company had U.S. federal net operating loss carryforwards of approximately $20,262 available to reduce future taxable income. Utilization of the U.S. net operating losses may be subject to substantial limitations due to the change of ownership provisions of the Internal Revenue Code of 1986.

The U.S. Company has final tax assessments through 2012.

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

2019 - 23%
2018 - 23%

On December 22, 2016, the Knesset plenum passed the Economic Efficiency Law (Legislative Amendments for Achieving Budget Objectives in the Years 2017 and 2018) – 2016, by which, inter alia, the corporate tax rate would be reduced from 25% to 23% in two steps. The first step was to a rate of 24% as of January 2017 and the second step was to a rate of 23% as of January 2018.

2.

The Company’s subsidiaries have estimated total available carryforward operating tax losses for Israeli income tax purposes of approximately $53,028 as of December 31, 2019. Of these losses, a total of $43,614 are owned by Topspin Medical (Israel) Ltd. Topspin tax losses may be offset only by future income with respect to the same operational activity by which it was incurred for an indefinite period of time. The other losses are owned by My Size Israel 2014 Ltd and may be carryforward to offset against future income for an indefinite period of time.

3.	Topspin Medical (Israel) Ltd. has final tax assessments through 2013 and My Size (Israel) 2014 Ltd. has final tax assessments through 2014.

c.	U.S. and foreign components of loss from continuing operations, before income taxes consisted of:

	December 31,
	2019	2018
U.S	(896)	(4,131)
Non-U.S. (foreign)	(4,601)	(1,838)
	(5,497)	(5,969)

d.	Deferred taxes:

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2019	2018
Deferred tax assets:

Operating loss carryforwards	16,451	14,380
Warrants and options	89	60
Marketable securities	375	336
Other temporary differences	295	212

Deferred tax assets before valuation allowance	17,210	14,988
Valuation allowance	(17,210)	(14,988)

Net deferred tax asset	-	-

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 9 -	TAXES ON INCOME (Cont.)

The following table presents a reconciliation of the beginning and ending valuation allowance:

	December 31,
	2019	2018
Balance at beginning of the year	14,988	14,835
Additions in valuation allowance to the income statement	1,211	876
Reductions in valuation allowance due to exchange rate differences and change in tax rate	1,011	(723)
Balance at end of the year	17,210	14,988

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized.

The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are utilized. Based on consideration of these factors, the Company recorded a full valuation allowance at December 31, 2019 and 2018.

e.	Theoretical tax

The following presents the adjustment between the theoretical tax amount and the tax amount included in the financial statements:

	December 31,
	2019	2018

Loss before income taxes	5,497	5,969
Statutory tax rate	21%	21%
Computed “expected” tax expense	1,154	1,253
Foreign tax rate differences and exchange rate differences	77	38
Nondeductible expenses	(20)	(415)
Change in valuation allowance	(1,211)	(876)
Taxes on income	-	-

NOTE 10 -	SHAREHOLDERS’ EQUITY

a.	Common stock confers upon their holders the right to receive notice to participate and vote in general meetings of the Company, and the right to receive dividends if declared.

b.

On November 18, 2019, the Company announced that the Board approved a one-for-fifteen reverse stock split of its common stock (the “Reverse Stock Split”). Upon the Reverse Stock Split every fifteen shares of the Company’s issued and outstanding common stock is automatically converted into one share of common stock, without any change in the par value per share. In addition, a proportionate adjustment was made to the per share exercise price and the number of shares issuable upon the exercise of all outstanding options and warrants entitling the holders to purchase common stock. Any fraction of a share of common stock that would otherwise have resulted from the Reverse Stock Split was rounded up to the next whole number.

For accounting purposes, all share and per share amounts for common stock, warrants stock, options stock and loss per share amounts reflect the Reverse Stock Split for all periods presented in these financial statements. Any fractional shares that resulted from the Reverse Stock Split were rounded up to the nearest whole share.

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 10 -	SHAREHOLDERS’ EQUITY (Cont.)

c.

On December 22, 2017, the Company completed a public offering of 255,500 shares of its common stock to the public at $9.75 per share and five-year warrants to purchase an aggregate of 191,628 shares of common stock at an exercise price of $12.765 per share. Total consideration from the public offering was $2,490. The proceeds net of issuance costs were $2,130.

The common stock and warrants are accounted for as two different components.

Warrants exercisable into shares of common stock are recognized as a liability and measured at fair value. Changes in fair value are recorded in the statements of comprehensive loss.

The warrants were measured at fair value and accounted for $1,625, and the residual net amount of $505 was recorded in equity.

As of December 31, 2019 and 2018, the warrants were presented in the balance sheet at fair value of $34 and $124, respectively.

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

During the year ended December 31, 2018, warrants to purchase 176,995 shares of the Company’s common stock were exercised for proceeds to the Company of $2,260.

Upon the exercise of the warrants, the Company reclassified the liabilities associated with the warrants to equity in the total amount of $3,851.

During November, 2019, pursuant to the anti-dilution adjustment provisions in outstanding warrants to purchase 14,633 shares of common stock of the Company, the per share exercise price was reduced to $4.1, after giving effect to the one-for-fifteen reverse stock split effected on November 18, 2019, following the issuance of shares of common stock under the Company’s at-the-market offering program.

The following table sets forth the assumptions used to measure the fair value of the warrants using the Monte Carlo Model:

	Day of issuance	As of December 31st, 2019
Fair Value	1,625	33
Strike Price	$12.765	$4.1
Dividend Yield %	-	-
Expected volatility	89.5%	94.3%
Risk free rate	2.26%	1.64%
Expected term	5	2.98
Stock Price	$10.65	$3.32

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 10 -	SHAREHOLDERS’ EQUITY (Cont.)

d.	On February 2, 2018, the Company conducted a public offering of its securities pursuant to which it issued an aggregate of 200,000 shares of its common stock and five-year warrants to purchase up to 100,013 shares of common stock at an exercise price of $39.75 per share for gross proceeds of $6,000. The Company received net proceeds of $5,464 after deducting placement agent fees and other offering expenses.

The common stock and warrants are accounted for as two different components.

Warrants exercisable into shares of common stock are recognized as a liability and measured at fair value. Changes in fair value are recorded in the statements of comprehensive loss.

The warrants were measured at a total fair value of $2,102, and the residual net amount of $3,547 was recorded in the equity.

As of December 31, 2019 and 2018, the warrants were presented in the balance sheet at a fair value of $231 and $862, respectively.

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

During November 2019, pursuant to the anti-dilution adjustment provisions in outstanding warrants to purchase 100,013 shares of common stock of the Company, the per share exercise price was reduced to $4.1, after giving effect to the one-for-fifteen reverse stock split effected on November 18, 2019, following the issuance of shares of common stock under the Company’s at-the-market offering program.

The following table sets forth the assumptions used to measure the fair value of the warrants using the Monte Carlo Model:

	Day of issuance	As of December 31st, 2019
Fair Value	2,102	231
Strike Price	$39.75	$4.1
Dividend Yield %	-	-
Expected volatility	96.7%	93.6%
Risk free rate	2.59%	1.65%
Expected term	5	3.09
Stock Price	$25.35	$3.32

e.

On September 13, 2019, the Company entered into an At the Market Offering Agreement (“ATM”) with HC Wainwright. According to the agreement, the Company may offer and sell, from time to time, its shares of common stock having an aggregate offering price of up to $5.5 million through HC Wainwright, or the ATM Prospectus Supplement. From September 13, 2019 until December 31, 2019, the Company issued 87,756 shares of common stock at an average price of $4.77 per share through the ATM Prospectus, resulting in net proceeds of $418. The Company paid a commission equal to 3% of the gross proceeds from the sale of our shares of common stock under the ATM Prospectus. On January 15, 2020, the Company terminated the ATM Prospectus, but the Sales agreement remains in full force and effect.

The common stock is accounted for under equity, resulting in an increase of $266 after deducting legal and other related expenses.

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 10 -	SHAREHOLDERS’ EQUITY (Cont.)

f.	A summary of the warrant activity during the years ended December 31, 2019 and 2018 is presented below:

	Number of Warrants	Weighted Average Exercise Price		Weighted Average Remaining Life in Years

Outstanding, December 31, 2017	268,329	16.5
Issued	100,013
Expired or exercised	(224,065)
Outstanding, December 31, 2018	144,277	31.5		4.06
Issued	-			-
Expired or exercised	-			-
Outstanding, December 31, 2019	144,277	4.1	(*)	3.06
Exercisable, December 31, 2019	144,277	4.1	(*)	3.06

As of December 31, 2019, and 2018, the warrants that were issued during the year ended December 31, 2018, were deemed to be a derivative liability.

(*) Pursuant to the anti-dilution adjustment provisions in outstanding warrants, the per share exercise price was reduced to $4.1, following the issuance of shares of common stock under the Company’s at-the-market offering program.

NOTE 11 -	STOCK BASED COMPENSATION

The stock-based expense recognized in the financial statements for services received is related to Research and Development, Sales and Marketing and General and Administrative expenses as shown in the following table:

	Year ended December 31,
	2019	2018

Stock-based compensation expense - Research and development	161	50
Stock-based compensation expense - Sales and marketing	179	3
Stock-based compensation expense - General and administrative	352	949
	692	1,002

The allocation of the stock-based expenses between equity and liability recorded in the financial statements is as shown in the following table:

	Year ended December 31,
	2019	2018

Stock-based compensation expense - equity awards	692	533
Stock-based compensation expense - liability awards	-	469
	692	1,002

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 11 -	STOCK BASED COMPENSATION (Cont.)

Options issued to consultants

a.	In December 2016, the Company engaged a consultant (“Consultant2”) to provide services to the Company with respect to marketing strategy and public relations, including potential investor relations.

The share based cost recognized during the year 2019 and 2018, including the cost associated with the consulting service attributed to the reporting period and the revaluation of the options amounted to $0 and $549, respectively.

In addition, in 2018, an amount of $203 was classified to equity following the adoption of ASU 2018-07, see also Note 2 j.

b.

In April 2017, the Company engaged a consultant (“Consultant3”) to provide services to the Company with respect to financing and strategic advisory for a period of two years. For such consulting services, the Company agreed to pay a monthly retainer and agreed to issue to Consultant3 3,334 shares of the Company common stock and 2,084 shares each quarter thereafter.

During 2019 and 2018, the Company issued 10,417 shares of common stock to Consultant3 each year.

During the years 2019 and 2018, costs in the sum of $48 and $192, respectively, were recorded as a stock-based compensation expense - relating to equity awards.

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 11 -	STOCK BASED COMPENSATION (Cont.)

c.	In July 2017, the Company engaged a consultant (“Consultant4”) to provide services to the Company with respect to business consulting for a period of one year. For such consulting services, the Company issued to Consultant4 10,000 stock options to purchase up to 10,000 shares of the Company’s common stock at an exercise price of $30 per share. The options vest in four equal installments on a quarterly basis and terminate 18 months from each vesting date. During the year 2018, costs in sum $70 were recorded as stock-based liability- awards. In addition, in 2018, an amount of $7 was classified to equity following the adoption of ASU 2018-07, see also note 2 j. As of December 31, 2019, the options were not exercised and expired.

d.	In August 2017, the Company engaged a consultant (“Consultant5”) to provide services to the Company with respect to various services including corporate planning, financial public relations, business strategy and shareholders relations. For such consulting services, the Company agreed to issue to Consultant5 options to purchase 66,667 shares of the Company’s common stock at an exercise prices of $15.00 per share exercisable until April 30, 2018 and 15,334 options to purchase common stock at exercise price of $37.5 per share exercisable until December 31, 2018. The board approved the issuance on August 31, 2017.

In January 23, 2018, the Company and Consultant5 entered into an amendment to the consulting agreement pursuant to which the number of the options and the exercise prices of the options were amended to 53,334 options at $15.00 per share exercisable until July 23, 2018.

The options were not exercised and expired on July 23, 2018.

e.

In January 2018, the Company entered into a twelve-month agreement with a consultant (“Consultant6”) to provide strategic consulting and investor relations services. Pursuant to the terms of the agreement, the Company agreed to pay a monthly fee of $5 and to issue to Consultant6 6,600 shares of common stock of the Company in three tranches of 2,200 each, with each tranche vesting on the first day of January, April and August 2018. The board approved the issuance on February 14, 2018.

In February 2018, the Company issued 6,600 shares of common stock to Consultant6.

During 2019 and 2018, an amount of $0 and $112 was recorded as a stock-based equity award with respect to Consultant6.

f.

In February 2018, the Company entered into an agreement with a consultant (“Consultant7”) to provide consulting services relating to investor relations. Pursuant to the agreement and in consideration for such services, the Company agreed to issue to Consultant7 4,334 shares of common stock of the Company. Under the agreement, the shares vested as follows: 3,334 shares shall vest upon the effective date of the agreement and 1,000 shares shall vest three months after the effective date of the agreement. The board approved the issuance on February 14, 2018.

In February 2018, the Company issued 3,334 shares of common stock to Consultant 7 and in May 2018, the Company issued 1,000 shares of common stock to Consultant7.

During 2019 and 2018, an amount of $0 and $77, respectively was recorded by the Company as a stock-based expense equity - awards with respect to Consultant7.

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 11 -	STOCK BASED COMPENSATION (Cont.)

g.

In October 2017, the Company entered into agreements with three consultants (collectively, the “Consultants”) to provide services to the Company including promoting the Company’s products and services. For such consulting services, the Company agreed to issue to each of the Consultants options to purchase up to 3,334 shares of the Company’s common stock at an exercise price of $30.00 per share. The options vest quarterly in four equal installments and terminate eighteen (18) months from their respective vesting dates. The issuance of the options under the agreement was subject to the increase in the number of shares of the Company’s common stock reserved for issuance pursuant to the Company’s 2017 Consultant Plan. The increase in reserve pursuant to the Company’s 2017 Consultant Plan was approved by the Company’s stockholders on February 12, 2018 at the Company’s special meeting of stockholders.

During 2019 and 2018, an amount of $0 and $73 was recorded by the Company as a stock-based liability- awards and stock-based equity awards, with respect to the Consultants. In addition, in 2018, an amount of $60 was classified to equity following the adoption of ASU 2018-07, see also Note 2 j.

h.

In February 2018, the Company entered into an agreement with a consultant (“Consultant8”) to provide services to the Company including improving the Company’s products and services. Pursuant to such agreement and in consideration for such consulting services, the Company agreed to issue to Consultant8 options to purchase up to 367 shares of the Company’s common stock at an exercise price of $21.15 per share. The options are fully vested and shall terminate five years after the grant date.

During 2019 and 2018, amount of $0 and $5 was recorded by the Company as a stock-based liability- awards, with respect to Consultant8. In addition, in 2018, an amount of $4 was classified to equity following the adoption of ASU 2018-07, see also Note 2 j.

i.

In February 2018, the Company entered into an agreement with a consultant (“Consultant9”) to provide services to the Company including marketing and improving the implementation of the technology with potential customers. Pursuant to such agreement and in consideration for such consulting services, the Company agreed to issue to Consultant9 options to purchase up to 1,000 shares of the Company’s common stock at an exercise price of $30 per share. The options shall vest quarterly in three equal installments and shall terminate five years after the grant date.

During 2019 and 2018, amounts of $0 and $4 were recorded by the Company as stock-based liability-awards and amounts of $0 and $1 as a stock-based equity awards respectively, with respect to Consultant9. In addition, in 2018, an amount of $7 was classified to equity following the adoption of ASU 2018-07, see also note 2 j.

j.

In August 2018, the Company entered into an agreement with a consultant (“Consultant10”) to provide services to the Company including promoting the Company’s products and services. Pursuant to such agreement and in consideration for such consulting services, the Company agreed to issue to Consultant10 options to purchase up to 3,334 shares of the Company’s common stock at an exercise price of $15.00 per share. The options shall vest quarterly in eight equal installments and shall terminate five years after the grant date. The board approved the issuance on August 15, 2018.

During 2019 and 2018, amounts of $22 and $2 were recorded by the Company as stock-based liability-awards and amounts of $0 and $6 stock-based expense equity awards respectively, with respect to Consultant10. In addition, in 2018, an amount of $3 was classified to equity following the adoption of ASU 2018-07, see also note 2 j.

k.

In December 2018, the Company entered into an agreement with a consultant (“Consultant11”) to provide services to the Company including promoting the Company’s products and services. Pursuant to such agreement and in consideration for such consulting services, the Company agreed to issue to Consultant11 options to purchase up to 3,334 shares of the Company’s common stock at an exercise price of $11.325 per share. The options shall vest quarterly in four equal installments and shall terminate five years after the grant date. The board approved the issuance on December 27, 2018.

During 2019 and 2018, an amount of $29 and $1 was recorded by the Company as a stock-based equity-awards with respect to Consultant11.

l.	In January 2019, the Company entered into an agreement with a consultant (“Consultant12”) to provide services to the Company including promoting the Company’s products and services via potential sources of media. Pursuant to said agreement and in partial consideration for such consulting services, the Company agreed to issue to Consultant12 a warrant to purchase up to 3,334 shares of the Company’s common stock upon execution of the agreement and after six months, a further warrant to purchase 6,667 shares of the Company’s common stock. The warrants are exercisable at $15.00 per share and have a term of 12 months from the date of issuance.

During 2019, an amount of $42 was recorded by the Company as stock-based equity awards with respect to Consultant12.

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 11 -	STOCK BASED COMPENSATION (Cont.)

m.	In April 2019, the Company entered into a twelve month agreement with a consultant (“Consultant13”) to provide services to the Company including assisting the Company to promote, market and sell the Company’s technology to potential customers. Pursuant to said agreement and in partial consideration for such consulting services, the Company agreed to issue to Consultant13 options to purchase up to 2,667 shares of the Company’s common stock upon execution of the agreement. The options are exercisable at $15.00 per share and shall vest in 4 equal installments every three months starting July 2019. Unexercised options shall expire 2 years from the effective date.

During 2019, an amount of $8 was recorded by the Company as stock-based equity awards with respect to Consultant13.

n.	In July 2019, the Company entered into a three year agreement with a consultant (“Consultant14”) to provide services to the Company including assisting the Company to promote, market and sell the Company’s technology to potential customers. Pursuant to such agreement and in partial consideration for such consulting services, the Company agreed to issue to Consultant14 options to purchase up to 2,667 shares of the Company’s common stock upon execution of the agreement. The options are exercisable at $15.00 per share and shall vest in 3 equal installments every twelve months starting July 2019. Unexercised options shall expire 4 years from the effective date.

During 2019, an amount of $3 was recorded by the Company as stock-based equity awards with respect to Consultant14.

The Company’s outstanding options granted to consultants as of December 31, 2019 are as follows:

Issuance date	Options for Common stock	Weighted Average exercise price per share		Options exercisable	Expiration date

April 2012	3,068	NIS	2.25	3,068	April 2022
September 2014	4,000	NIS	24	4,000	September 2020
September 2014	2,334	NIS	30	2,334	September 2020
May 2017	66,667	USD	64	66,667	March 2019- March 2020
October 2017	5,001	USD	30	5,001	July 2019- April 2020
February 2018	1,367	USD	27.6	1,367	May 2021- February 2023
August 2018-December 2018	13,335	USD	14.1	5,419	August 2023- December 2023
January-June 2019	10,000	USD	15	10,000	January 2020-July 2020
July 2019	5,334	USD	15	1,333	April 2021-July 2023

Total	111,106			99,189

The Company uses the Black & Scholes model to measure the fair value of the stock options with the assistance of a third party valuation.

The fair value of the Company’s stock options granted to non-employees was calculated using the following weighted average assumptions:

	Year ended December 31,	Year ended December 31,
	2019	2018

Dividend yield	0%	0%
Expected volatility	68.9%-94.4%	84%-102%
Risk-free interest	1.81- 2.56%	2.02%-2.97%
Contractual term of up to (years)	1-4	1.1-5

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 11 -	STOCK BASED COMPENSATION (Cont.)

Stock Option Plan for employees

In March 2017, the Company adopted a stock option plan (the “Plan”) pursuant to which the Company’s Board of Directors may grant stock options to officers and key employees. The total number of options which may be granted to directors, officers, employees under this plan, is limited to 200,000 options. Stock options can be granted with an exercise price equal to or less than the stock’s fair market value at the date of grant.

The fair value of each option award is estimated on the date of grant using the Binomial option-pricing model that used the weighted average assumptions in the following table. The risk free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	2019 grants	2018 grants
Dividend yield	0%	0%
Expected volatility	85.2%-86.33	88.43%
Risk-free interest	1.82-2.13	3.04%
Contractual term of up to (years)	4.95-5.01	4.7-5
Suboptimal exercise multiple (NIS)	5	5

In the years ending December 31, 2019 and 2018, 103,601 and 10,635 options, respectively, were granted.

The total stock option compensation expense in the year ending December 31, 2019 amounted to $540 as follows: R&D expenses amounted to $161, S&M expenses amounted to $168 and General and administrative expenses amounted to $211.

The total stock option compensation expense in the year ending December 31, 2018 amounted to $139 as follows: R&D expenses amounted to $50, S&M expenses amounted to $3 and General and administrative expenses amounted to $86.

As of December 31, 2019, there was a total of $737 unrecognized compensation cost relating to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.75 years.

Share option activity during 2019 is as follows:

	2019
	Number of options	Weighted average exercise price US$
Outstanding at January 1	68,637	$17.4
Granted	103,601	11.33
Exercised	-
Expired	(8,334)
Outstanding at year end	163,904	13.87
Vested at year end	101,116	15.43

Share option activity during 2018 is as follows:

	2018
	Number of options	Weighted average Exercise price US$
Outstanding at January 1	61,703	18.15
Granted	10,635	13.65
Exercised	(1,778)
Expired	(1,923)
Outstanding at year end	68,637	$17.4
Vested at year end	54,889	$18.15

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 12 -	SHORT TERM LOAN

On October 26, 2017, the Company entered into a loan agreement with certain accredited investors in a private placement transaction for total consideration of $1,200. The Company was required to repay a principal amount of $1,333 and to issue 59,264 warrants to purchase up to 59,264 shares of the Company’s common stock.

The warrants and loan are accounted for as two different components.

As of December 31, 2019 and 2018, the warrants were measured at fair value of $63 and $257, respectively. Changes in fair value of the warrants are recorded in the statement of comprehensive loss.

During February 2018, the Company repaid the remaining outstanding balance and recorded financial expenses in an amount of $192

During 2018, warrants to purchase 29,633 shares of the Company’s common stock were exercised, respectively, for total proceeds to the Company of $318.

Upon the exercise of the warrants, the Company reclassified the liabilities associated with the warrants to equity in the total amount of $411.

During November, 2019, pursuant to the anti-dilution adjustment provisions in outstanding warrants to purchase 29,633 shares of common stock of the Company, the per share exercise price was reduced to $4.1, after giving effect to the one-for-fifteen reverse stock split effected on November 18, 2019, following the issuance of shares of common stock under the Company’s at-the-market offering program.

The following table sets forth the assumptions used to measure the fair value of the warrants using the Monte Carlo Model

	Day of issuance	As of December 31st, 2018	As of December 31st, 2019
Fair Value	$523	$257	$63
Strike Price	$11.25	$10.725	$4.1
Dividend Yield %	-	-	-
Expected volatility	86.73%	88.96%	87.12%
Risk free rate	2.11%	2.51%	1.64%
Expected term	5	3.8	2.8
Stock Price	$11.25	$11.55	$3.32

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 13 -	CONTINGENCIES AND COMMITMENTS

a.

On August 7, 2018, the Company commenced an action against North Empire LLC (“North Empire”) in the Supreme Court of the State of New York, County of New York for breach of a Securities Purchase Agreement (the “Agreement”) in which it is seeking damages in an amount to be determined at trial, but in no event less than $616,000. On August 2, 2018, North Empire filed a Summons with Notice against the Company, also in the same Court, in which they allege damages in an amount of $11.4 million arising from an alleged breach of the Agreement. On September 6, 2018 North Empire filed a Notice of Discontinuance of the action it had filed on August 2, 2018. On September 27, 2018, North Empire filed an answer and asserted counterclaims in the action commenced by the Company against them, alleging that the Company failed to deliver stock certificates to North Empire causing damage to North Empire in the amount of $10,958,589. North Empire also filed a third-party complaint against the Company’s CEO and now former Chairman of the Board asserting similar claims against them in their individual capacities. On October 17, 2018, the Company filed a reply to North Empire’s counterclaims. On November 15, 2018, the Company’s CEO and now former Chairman of the Board filed a motion to dismiss North Empire’s third-party complaint. On January 6, 2020, the Court granted the motion and dismissed the third-party complaint. The parties are now engaging in discovery in connection with the claims and counterclaims.

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

On October 1, 2019, the Panel granted the Company’s request for continued listing of the Company’s common stock on the Nasdaq Capital Market pursuant to an extension through January 20, 2020, subject to the condition that the Company regain compliance with the Bid Price Rule by such date and that the Company demonstrate compliance with all requirements for continued listing on the Nasdaq. Previously, on August 5, 2019, at the annual meeting of the Company’s stockholders, discretionary authority was granted to the Company’s board of directors to effect a reverse stock split at any time until August 5, 2020 at a ratio within the range from one for two up to one for thirty.

on November 19, 2019, the Company received formal notice from Nasdaq that the Company’s non-compliance with the minimum $2.5 million stockholders’ equity requirement, as set forth in Nasdaq Listing Rule 5550(b)(1) (the “Stockholders’ Equity Rule”), as of September 30, 2019, could serve as an additional basis for delisting. In accordance with the Nasdaq Listing Rules, the Company has been granted the opportunity and plans to timely present its plan to regain compliance with the Stockholders’ Equity Rule for the Panel’s consideration.

On February 7, 2020, the Company received the formal decision of the (Panel), in which the Panel determined that the Company has evidenced full compliance with the minimum $1.00 per share bid price requirement, and granted the Company’s request for continued listing on Nasdaq pursuant to an extension, through May 18, 2020, to demonstrate compliance with the minimum $2.5 million stockholders’ equity requirement. As previously disclosed, on November 19, 2019, the Company received formal notice from Nasdaq that it did not satisfy the Stockholders’ Equity Rule as of September 30, 2019. In response, the Company requested a hearing before the Panel to present its plan to regain compliance with the rule. The Panel’s February 7, 2020 decision follows such hearing.

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 14 -	SALES AND MARKETING

	Year ended
	December 31,
	2019	2018

Salaries	582	163
Consultants and subcontractors	434	218
Marketing	480	144
Share based payments for consultants and employees	179	3
Travel	99	284
Other	155	87

	1,929	899

NOTE 15 -	GENERAL AND ADMINISTRATIVE EXPENSES

	Year ended
	December 31,
	2019	2018
Salaries	554	617
Professional services	721	813
Share based payments for consultants, directors and employees	352	949
Rent, office expenses and communication	285	194
Insurance	296	149
Travel	66	144
Directors	45	57
Other	268	248

	2,587	3,171

NOTE 16 -	FINANCIAL INCOME (EXPENSE), NET

	Year ended
A. Financial income	December 31,
	2019	2018

Revaluation of derivative	8	156
Exchange rate differences	-	706
Revaluation investment in marketable securities	-	123
Change in fair value of warrants	989	-
Other	51	28

	1,048	1,013

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 16 -	FINANCIAL INCOME (EXPENSE), NET (Cont.)

	Year ended
B. Financial expense	December 31,
	2019	2018

Exchange rate differences	357	-
Financial expenses from loans	-	192
Change in fair value of warrants	-	1,587
Revaluation investment in marketable securities	195	-
Other	3	28

	555	1,807

NOTE 17 -	EVENTS SUBSEQUENT TO THE BALANCE SHEET

a.	On January 15, 2020, the Company conducted a public offering of its securities pursuant to which it issued 514,801 shares of its common stock and warrants to purchase up to 514,801 shares of common stock at an exercise price of $3.76 per share for gross proceeds of $2,000. The term of the warrants are five and a half years. The Company received net proceeds of $1,700 after deducting placement agent fees and other offering expenses.

b.	In late 2019, a novel strain of COVID-19, also known as coronavirus, was reported in Wuhan, China. While initially the outbreak was largely concentrated in China, it has now spread to several other countries, including Israel, and infections have been reported globally. Many countries around the world, including in Israel, have significant governmental measures being implemented to control the spread of the virus, including temporary closure of businesses, severe restrictions on travel and the movement of people, and other material limitations on the conduct of business. These measures have resulted in work stoppages and other disruptions. The extent to which the coronavirus impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the outbreak, and the actions that may be required to contain the coronavirus or treat its impact. In particular, the continued spread of the coronavirus globally, could adversely impact our operations and workforce, including our marketing and sales activities and ability to raise additional capital, which in turn could have an adverse impact on our business, financial condition and results of operation.

- - - - -

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting and financial disclosure of a type described in Item 304 (a)(1)(iv) or any reportable event as described in Item 304 (a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2019. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this Annual Report on Form 10-K, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Exchange Act, as amended, is recorded, processed, summarized and reported within the required time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting at December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment under those criteria, management has determined that, as of December 31, 2019, our internal control over financial reporting was effective.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and positions of our executive officers and directors.

NAME	Age	POSITION
Ronen Luzon	49	Chief Executive Officer and Director
Or Kles	37	Chief Financial Officer
Billy Pardo	44	Chief Operating Officer

Oron Branitzky (1)(2)(3)	61	Director
Oren Elmaliah (1)(2)(3)	36	Director
Arik Kaufman (1)(2)(3)	39	Director
Ilia (Eli) Turchinsky	32	Chief Technology Officer

(1)	Member of our audit committee

(2)	Member of our nominating and corporate governance committee

(3)	Member of our compensation committee

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

Billy Pardo has served as our Chief Product Officer since May 2014 and Chief Operating Officer since April 2019. From April 2010 until August 2013, Ms. Pardo served as Senior Director of Product Management of Fourier Education. Among her areas of expertise are launching products from concept to successful delivery in various methodologies, including Fourier Education’s award-winning einstein™ Science Tablet. Prior to that Ms. Pardo served in various product management positions including, Project Manager of Time to Know, Product Marketing Manager of RiT Technologies, Product Manager of Pricer AB and R&D Team Leader at Pricer AB. Ms. Pardo previously served as Software Engineer at Eldat Communication Ltd., and QA Engineer at NICE Systems. Ms. Pardo received an MBA from The Interdisciplinary Center and a B.A. in Computer Science from The Academic College of Tel-Aviv-Yaffo.

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

Ilia (Eli) Turchinsky has served as our Chief Technology Officer since April 2019 and from July 2018 until April 2019 as our Director of Technology. Prior to joining us, from 2013 until 2018, Mr. Turchinsky served in various roles, most recently Chief Technology Officer, at MonkeyTech Ltd., a company that provides design, development and characterization of mobile applications. Prior to that, Mr. Turchinsky served in various roles including development course instructor at IQLine, was a founder of Arnavsoft and was a software developer for MintLab and a political party. Mr. Turchinsky holds a B.Sc. from the Ben Gurion University in Computer Science and an M.Sc. from the Open University of Israel in Computer Science.

Family Relationships

Ronen Luzon, the Chief Executive Officer and a member of our board of directors, and Billy Pardo, the Chief Operating Officer, are husband and wife. There are no other family relationships among any of our current or former directors or executive officers.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, a Form 4 was filed late by Ilia Turchinsky.

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

Change in Procedures for Recommending Directors

There have been no material changes to the procedures by which our stockholders may recommend nominees to our board of directors from those procedures set forth in our Proxy Statement for our 2019 Annual Meeting of Stockholders, filed with the SEC on July 8, 2019.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following sets forth the compensation paid by us to our named executive officers, during the years ended December 31, 2019 and December 31, 2018.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards ($) (2)	All Other Compensation ($)	Total ($)
Eli Walles (3)	2019	49,000	-	-	-	73,000	122,000
Former Chairman of the Board	2018	117,000	19,000	-	37,000	56,000	229,000

Ronen Luzon	2019	168,000	-	-	229,000	123,000	520,000
Chief Executive Officer	2018	145,000	44,000	-	18,000	78,000	285,000

Or Kles	2019	101,000	-	-	59,000	47,000	207,000
Chief Financial Officer	2018	89,000	21,000	-	14,000	36,000	160,000

Billy Pardo	2019	135,000	-	-	130,000	67,000	332,000
Chief Operating Officer	2018	125,000	19,000	-	18,000	50,000	213,000

(1)	Salary for the years 2019 and 2018 are based on average US$/NIS representative exchange rates of NIS 3.56 and NIS3.6, respectively.

(2)	Amounts in this column represent the grant date fair value of options granted to the named executive officers during 2019 and 2018, computed in accordance with FASB ASC Topic 718. These amounts do not necessarily correspond to the actual value that may be realized by the named executive officers. The assumptions made in valuing the options reported in this column are discussed in Note 10 to our financial statements for the year ended December 31, 2019.

(3)	Mr. Walles’ employment as our Chairman ceased as of June 1, 2019.

All Other Compensation Table

The “All Other Compensation” amounts set forth in the Summary Compensation Table above consist of the following:

Name	Year	Automobile- Related Expenses ($)	Manager’s Insurance* ($)	Education Fund* ($)	Other social benefits** ($)	Total ($)
Eli Walles	2019	9,000	7,000	4,000	53,000	73,000
	2018	11,000	21,000	11,000	13,000	56,000

Ronen Luzon	2019	29,000	30,000	13,000	51,000	123,000
	2018	24,000	26,000	11,000	12,000	73,000

Or Kles	2019	15,000	15,000	8,000	9,000	47,000
	2018	6,000	13,000	7,000	10,000	36,000

Billy Pardo	2019	15,000	20,000	10,000	22,000	67,000
	2018	2,000	26,000	12,000	10,000	50,000

*	Manager’s insurance and education funds are customary benefits provided to employees based in Israel. Manager’s insurance is a combination of severance savings (in accordance with Israeli law), defined contribution tax-qualified pension savings and disability insurance premiums. An education fund is a savings fund of pre-tax contributions to be used after a specified period of time for educational or other permitted purposes.

**	Other social benefits for 2019 and 2018 for all named individuals includes tax payments in respect of social benefits, and additionally in 2018, for each of Ronen Luzon and Billy Pardo, includes a sum of $5,000 for travel related expenses. Other social benefits for Eli Walles in 2019 includes payment for the balance of vacation days and for advance notice period.

Agreements with Named Executive Officers

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

Eli Walles

On November 18, 2018, My Size Israel entered into an employment agreement with Eliyahu Walles, or the Walles Employment Agreement, pursuant to which Mr. Walles will serve as our Chairman of the board of directors. Pursuant to the terms of the Walles Employment Agreement, Mr. Walles shall receive NIS 35,000 per month as his base salary and shall be eligible to receive such bonus as determined by us. In addition, Mr. Walles shall be entitled to social benefits and other benefits, including, but not limited to, contributions towards an education fund, pension scheme, manager’s insurance, insurance coverage, including insurance in case of disability, annual vacation days, sick leave and expense reimbursement. Pursuant to the terms of the Walles Employment Agreement and subject to certain conditions, payments made by us to the pension fund or the manager’s insurance fund shall be made in lieu of severance payments due to Mr. Walles. The term of the Walles Employment Agreement shall be effective as of September 1, 2018 and shall continue until such time either party provides written notice to the other party at least 75 days in advance of the termination of such agreement. We may also terminate Mr. Walles’ employment without prior written notice (or payment in lieu of such notice) for Cause (as defined in the Walles Employment Agreement).

On June 2, 2019, Mr. Walles tendered his resignation as Chairman of the board of directors, effective immediately. In connection with Mr. Walles’s resignation, the Company and Mr. Walles agreed to amend his employment agreement and subsequently entered into a Termination Agreement dated as of July 23, 2019. Under the terms of the Termination Agreement, Mr. Walles’s term of employment with us cease as of June 1, 2019, the advance notice period was amended to four months such that Mr. Walles shall be entitled to receive four monthly salaries, and the termination date of all vested options granted to Mr. Walles was extended until June 1, 2020.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding options held by each of our named executive officers that were outstanding as of December 31, 2019.

	Option Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
Eli Walles – Former Chairman of the Board	20,000	(1)	-	$18.15	7/24/2022

Ronen Luzon - Chief Executive Officer	10,000	(1)	-	$18.15	7/24/2022
	28,889	(2)	11,112	$11.4	5/29/2024
Or Kles – Chief Financial Officer	5,667	(3)	-	$18.15	7/24/2022
	4,000	(4)	10,000	$11.4	5/29/2024
Billy Pardo- Chief Operating Officer	10,000	(1)	-	$18.15	7/24/2022
	16,667	(5)	5,667	$11.4	5/29/2024

(1)	The option has a grant date of July 24, 2017 and vested in full on January 24, 2018. Mr. Walles’ term of employment with the Company ceased as of June 1, 2019.

(2)	The option has a grant date of May 29, 2019. 6,667 options vested immediately upon grant, 11,111 options vested on January 24, 2019, 11,111 options will vest on January 24, 2020 and 11,111 options will vest on January 24, 2021.

(3)	The option has a grant date of July 24, 2017. 1,889 options vested immediately upon grant, 1,889 options vested on May 1, 2018 and 1,889 options vested on May 1, 2019.

(4)	The option has a grant date of May 29, 2019. 4,000 options vested immediately upon grant, 3,333 options will vest on May 1, 2020, 3,333 options will vest on May 21, 2021 and 3,334 options will vest on May 1, 2022.

(5)

The option has a grant date of May 29, 2019. 5,334 options vested immediately upon grant, 5,666 options vested on January 24, 2019, 5,667 options will vest on January 24, 2020 and 5,667 options will vest on January 24, 2021.

Director Compensation

The following table sets forth compensation information for our non-employee directors for the year ended December 31, 2019.

Name	Fees earned or paid in cash ($)(1)	Option awards ($)(1)	Total ($)
Oren Elmalih	15,448	11,379	26,827
Oron Barnitzky	15,083	11,379	26,462
Arik Kaufman	14,713	11,379	26,092

(1)	Fees for the years 2019 and 2018 are based on average US$/NIS representative exchange rates of NIS 3.56 and NIS3.6 respectively.

(2)	Amounts in this column represent the grant date fair value of options granted to the non-employee directors during 2019, computed in accordance with FASB ASC Topic 718. These amounts do not necessarily correspond to the actual value that may be realized by the non-employee directors. The assumptions made in valuing the options reported in this column are discussed in Note 10 to our financial statements for the year ended December 31, 2019.

We compensate our non-employee directors for their service as a member of our board. Mr. Walles, our former Chairman, and Mr. Luzon received no separate compensation for board service. Mr. Walles’ and Mr. Luzon’s compensation is set forth above in the Summary Compensation Table.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Holders and Management

The following table sets forth certain information regarding beneficial ownership of shares of our common stock as of March 1, 2020 by (i) each person known to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group. Except as otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable.

Beneficial Owner(1)	Shares of Common Stock Beneficially Owned		Percentage(2)
5% Holder:
Shoshana Zigdon	233,334		9.0%
Executive officers and directors:
Ronen Luzon	182,619	(3)	6.8%
Or Kles	9,667	(4)	*
Billy Pardo	182,619	(5)	6.8%
Ilia (Eli) Turchinsky	1,893	(6)	*
Arik Kaufman	2,344	(7)	*
Oren Elmaliah	2,344	(8)	*
Oron Branitzky	2,344	(9)	*
All Executive Officers and Directors as a Group (8 persons)	201,181		7.5%

*	Less than 1%

(1)	The address of each person is c/o My Size, Inc., 4 Hayarden St., POB 1026, Airport City, Israel 7010000 unless otherwise indicated herein.

(2)	The calculation in this column is based upon 2,600,701 shares of common stock outstanding on March 1, 2020. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the subject securities. Shares of common stock that are currently exercisable or exercisable within 60 days of March 1, 2020 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage beneficial ownership of such person, but are not treated as outstanding for the purpose of computing the percentage beneficial ownership of any other person.

(3)	Consists of (i) 117,064 shares of common stock, (ii) options to purchase up to 38,890 shares of our common stock, and (iii) options to purchase up to 26,665 shares of our common stock which are held by Billy Pardo, Ronen Luzon’s spouse. Mr. Luzon may be deemed to beneficially hold the securities of us held by Ms. Pardo.

(4)	Consists of an option to purchase 9,667 shares of our common stock.

(5)	Consists of (i) options to purchase up to 26,665 shares of the Company’s common stock, (ii) 117,064 shares of common stock which are held by Ronen Luzon, Billy Pardo’s spouse, and (iii) options to purchase up to 38,890 shares of our common stock which are held by Ronen Luzon, Billy Pardo’s spouse. Ms. Pardo may be deemed to beneficially hold the securities of the Company held by Mr. Luzon.

(6)	Consists of options to purchase up to 1,893 shares of our common stock.

(7)	Consists of options to purchase up to 2,334 shares of our common stock.

(8)	Consists of options to purchase up to 2,334 shares of our common stock.

(9)	Consists of options to purchase up to 2,334 shares of our common stock.

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

The following table summarizes information about our equity compensation plans and individual compensation arrangements as of December 31, 2019.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	198,343	14.44	315,928
Equity compensation plans not approved by security holders	76,667	51.7	-
Total	275,010	26.1	315,928

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During years ended December 31, 2019 and 2018, except for compensation arrangements described elsewhere herein, we did not participate in any transaction, and we are not currently participating in any proposed transaction, or series of transactions, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holders, or any member of the immediate family of the foregoing persons had, or will have, a direct or indirect material interest.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed by Somekh Chaikin, a member firm of KPMG International as described below:

Fee Category	2019	2018
Audit Fees	111,000	95,213
Audit-Related Fees	-	-
Tax Fees	10,500	9,300
All Other Fees	-	10,000
Total Fees	121,500	114,513

Audit Fees: Audit Fees consist of fees billed for professional services performed by Somekh Chaikin for the audit of our annual financial statements, the review of interim consolidated financial statements, and related services that are normally provided in connection with registration statements, including the registration statement for S-1 and S-3.

Tax Fees: Tax Fees may consist of fees for professional services, including tax and VAT consulting and compliance performed by an independent registered public accounting firm.

All Other Fees: All Other Fees for 2018 consist of professional services for a transfer pricing study.

Pre-Approval Policies and Procedures

In accordance with the Sarbanes-Oxley Act of 2002, as amended, our audit committee charter requires the audit committee to pre-approve all audit and permitted non-audit services provided by our independent registered public accounting firm, including the review and approval in advance of our independent registered public accounting firm’s annual engagement letter and the proposed fees contained therein. The audit committee has the ability to delegate the authority to pre-approve non-audit services to one or more designated members of the audit committee. If such authority is delegated, such delegated members of the audit committee must report to the full audit committee at the next audit committee meeting all items pre-approved by such delegated members. In the fiscal years ended December 31, 2019 and December 31, 2018 all of the services performed by our independent registered public accounting firm were pre-approved by the audit committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

The financial statements required by this Item are included beginning at page F-1.

(b)	Exhibits

See Exhibit Index

ITEM 16. FORM 10-K SUMMARY

Not applicable

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of My Size, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Form on Form 8-K filed on March 23, 2017)

3.2	Amended and Restated By-Laws of My Size, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on March 4, 2016)

3.3	Amendment to Amended and Restated Certificate of Incorporation of My Size, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 20, 2018)

3.4	Second Amended and Restated By-Laws of My Size, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 24, 2018)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3/A filed on November 14, 2016)

4.2	Form of Warrant to Purchase Common Stock issued on December 22, 2017 (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A filed on December 18, 2017)

4.3	Form of Warrant to Purchase Common Stock issued on February 2, 2018 (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K filed on March 27, 2019)

4.4*	Description of Securities Registered under Section 12

10.1	My Size, Inc. 2017 Equity Incentive Plan (incorporated by reference as an exhibit to the Company’s Definitive Proxy Statement on Schedule DEF 14A filed on March 2, 2017)

10.2	My Size, Inc. 2017 Consultant Equity Incentive Plan (incorporated by reference as an exhibit to the Company’s Definitive Proxy Statement on Schedule DEF 14A filed on March 2, 2017)

10.3	My Size, Inc. 2017 Stock Option Plan Israel Grantees Sub-Plan (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed on March 27, 2019)

10.4	Form of Securities Purchase Agreement (incorporated by reference as Exhibit 99.1 to the Company’s Registration Statement on Form S-3 filed on September 20, 2016)

10.5	Form of Warrant (incorporated by reference as Exhibit 99.3 to the Company’s Registration Statement on Form S-3 filed on September 20, 2016)

10.6	Cooperation Agreement between My Size and In Situ S.A. dated as of November 7, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed on March 4, 2016)

10.7	Purchase Agreement between My Size, Inc. and Shoshana Zigdon dated as of February 16, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed on March 4, 2016)

10.8	Contract for Services Regarding the Preparation of Public Funding Applications between My Size, Inc. and PNO Polska Sp. z o.o. dated as of February 1, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed on April 14, 2017)

10.9	Form of Securities Purchase Agreement dated February 13, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-3 filed on March 3, 2017)

10.10	Warrant issued to Longside Ventures LLC dated February 22, 2017 (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 filed on March 3, 2017)

Exhibit Number	Description
10.11	Technology and License Agreement dated as of March 4, 2016 between My Size, Inc. and LSY International, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 7, 2016).

10.12	Form of Securities Purchase Agreement dated August 16, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 22, 2017)

10.13	Form of Securities Purchase Agreement dated August 16, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 22, 2017)

10.14	Form of Securities Purchase Agreement dated October 26, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 27, 2017)

10.15	Form of Warrant issued October 30, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 27, 2017)

10.16	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1/A filed on December 19, 2017)

10.17	Form of Placement Agency Agreement (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on December 20, 2017)

10.18	Form of Leak-Out Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20, 2017)

10.19	Form of Placement Agency Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 1, 2018)

10.20	Form of Leak-Out Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 1, 2018)

10.21	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 1, 2018)

10.22 +	Employment Agreement between My Size Israel 2014 Ltd. and Ronen Luzon dated November 18, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 19, 2018)

10.23 +	Employment Agreement between My Size Israel 2014 Ltd. and Or Kles dated November 18, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 19, 2018)

10.24 +	Employment Agreement between My Size Israel 2014 Ltd. and Billy Pardo dated November 18, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 19, 2018)

10.25 +	Termination Agreement between My Size Israel 2014 Ltd. and Eli Walles dated July 23, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2019)

10.26	At the Market Offering Agreement between My Size, Inc. and H.C. Wainwright & Co. LLC dated September 13, 2019 (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on September 13, 2019)

10.27	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 15, 2020)

10.28	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 15, 2020)

10.29	Form of Placement Agent Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 15, 2020)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on March 21, 2018)

23.1*	Consent of Somekh Chaikin

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

*	Filed herewith.
+	Indicates a management contract or any compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 19th day of March, 2020.

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

Signature	Title	Date

/s/ Ronen Luzon	Chief Executive Officer and Director	March 19, 2020
Ronen Luzon	(Principle Executive Officer)

/s/ Or Kles	Chief Financial Officer	March 19, 2020
Or Kles	(Principal Financial and Accounting Officer)

/s/ Oren Elmaliah	Director	March 19, 2020
Oren Elmaliah

/s/ Arik Kaufman	Director	March 19, 2020
Arik Kaufman

/s/ Oron Branitzky	Director	March 19, 2020
Oron Branitzky