Form 10-Q
period 2020-03-31
My Size, Inc.
filed 2020-05-14
CIK 1211805

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of May 14, 2020, 7,146,155 shares of common stock, par value $0.001 per share were issued and outstanding.

MY SIZE, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2020

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

My Size Inc. and Subsidiaries

Condensed Consolidated

Interim

Financial Statements

As of March 31, 2020

(unaudited)

U.S. Dollars in Thousands

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Financial Statements as of March 31, 2020 (Unaudited)

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Balance Sheets

U.S. dollars in thousands (except share data and per share data)

	March 31,	December 31,
	2020	2019
	(Unaudited)	(Audited)
Assets
Current Assets:
Cash and cash equivalents	1,418	1,203
Restricted cash	273	263
Accounts receivable	36	38
Other receivables and prepaid expenses	243	321
Total current assets	1,970	1,825

Property and equipment, net	130	141
Right-of-use assets	932	966
Investment in marketable securities	38	26
	1,100	1,133

Total assets	3,070	2,958

Liabilities and stockholders’ equity

Current liabilities:
Operating lease liabilities	109	102
Trade payables	271	440
Accounts payable	380	378
Warrants and derivatives	17	328
Total current liabilities	777	1,248

Operating lease liabilities	610	659
Total non-current liabilities	610	659

Total liabilities	1,387	1,907

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity:
Stock Capital -
Common stock of $ 0.001 par value - Authorized: 100,000,000 shares; Issued and outstanding: 2,600,701 and 2,085,900 as of March 31, 2020 and December 31, 2019, respectively	3	2
Additional paid-in capital	32,193	30,102
Accumulated other comprehensive loss	(540)	(539)
Accumulated deficit	(29,973)	(28,514)
Total stockholders’ equity	1,683	1,051
Total liabilities and stockholders’ equity	3,070	2,958

The accompanying notes are an integral part of the condensed consolidated financial statements.

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Statements of Comprehensive Loss

U.S. dollars in thousands (except share data and per share data)

	Three-Months Ended March 31,
	2020	2019
	(Unaudited)	(Unaudited)

Revenues	30	20
Cost of revenues	(1)	(1)
Gross profit	29	19

Operating expenses
Research and development	(348)	(292)
Sales and marketing	(625)	(345)
General and administrative	(516)	(645)

Total operating expenses	(1,489)	(1,282)
Operating loss	(1,460)	(1,263)
Financial income (expenses), net	1	(264)
Net loss	(1,459)	(1,527)

Other comprehensive income (loss):

Foreign currency translation differences	(1)	164

Total comprehensive loss	(1,460)	(1,363)

Basic and diluted loss per share	(0.58)	(0.76)
Basic and diluted weighted average number of shares outstanding	2,504,530	1,990,159

The accompanying notes are an integral part of the interim condensed consolidated financial statements

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Statements of Changes in Stockholders’ Equity (Unaudited)

U.S. dollars in thousands (except share data and per share data)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number	Amount	capital	loss	deficit	equity

Balance as of January 1, 2020	2,085,900	2	30,102	(539)	(28,514)	1,051

Stock-based compensation related to options granted to employees and consultants	-	-	70	-	-	70
Issuance of shares, net of issuance cost of $358	514,801	1	1,693	-	-	1,694
Liability reclassified to equity (*)	-	-	328	-	-	328
Total comprehensive loss	-	-	-	(1)	(1,459)	(1,460)
Balance as of March 31, 2020	2,600,701	3	32,193	(540)	(29,973)	1,683

(*) See note 2 c.

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number	Amount	capital	loss	deficit	equity

Balance as of January 1, 2019	1,990,159	2	29,144	(835)	(23,017)	5,294

Stock-based compensation related to options granted to employees and consultants	-	-	100	-	-	100
Total comprehensive loss	-			164	(1,527)	(1,363)
Balance as of March 31, 2019	1,990,159	2	29,244	(671)	(24,544)	4,031

The accompanying notes are an integral part of the interim condensed consolidated financial statements

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Statements of Cash Flows

U.S. dollars in thousands

	Three-Months Ended March 31,
	2020	2019
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	(1,459)	(1,527)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9	36
Reduction in the carrying amount of the right to use asset	11	-
Revaluation of warrants and derivatives	(2)	(95)
Increase in operating lease liabilities	-	(39)
Interest of operating lease liabilities	-	6
Interest and revaluation of short-term deposit	-	54
Interest received from short-term deposit	-	16
Revaluation of investment in marketable securities	(12)	185
Stock based compensation	70	100
Decrease in accounts receivables	2	-
Decrease in other receivables and prepaid expenses	95	43
Decrease in trade payable	(164)	(8)
Increase in accounts payable	14	30

Net cash used in operating activities	(1,436)	(1,199)

Cash flows from investing activities:

Proceeds from restricted deposits	-	181
Proceeds from short-term deposits	-	1,200
Investment in right-to-use asset	(25)	-
Purchase of property and equipment	(2)	(6)

Net cash provided by (used in) investing activities	(27)	1,375

Cash flows from financing activities:
Proceeds from issuance of shares, net of issuance costs	1,694	-

Net cash provided by financing activities	1,694	-

Effect of exchange rate fluctuations on cash and cash equivalents	(6)	145

Increase in cash, cash equivalents and restricted cash	225	321
Cash, cash equivalents and restricted cash at the beginning of the period	1,466	5,230

Cash, cash equivalents and restricted cash at the end of the period	1,691	5,551

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

b.

During the three month period ended March 31, 2020, the Company has incurred significant losses and negative cash flows from operations and has an accumulated deficit of $29,973. The Company has financed its operations mainly through fundraising from various investors.

See Note 7 for a subsequent event, which resulted in additional cash proceeds to the Company in an amount of approximately $4,300. The Company’s management expects that the Company will continue to generate losses and negative cash flows from operations for the foreseeable future. Based on the projected cash flows and cash balances as of March 31, 2020, management is of the opinion that there is substantial doubt about the Company’s ability to continue as a going concern.

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

The accompanying unaudited condensed consolidated interim financial statements included herein have been prepared by the Company in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements are comprised of the financial statements of the Company. In management’s opinion, the interim financial data presented includes all adjustments necessary for a fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by U.S. generally accepted accounting principles (“GAAP”) has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2020.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2019.

b.	Use of estimates:

The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates.

MY SIZE, INC. AND ITS SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 2 - Significant Accounting Policies (cont’d)

c.	Functional currency:

The Company reassessed its functional currency and determined to change its functional currency to the U.S. dollar from the NIS as of January 1, 2020. The change in functional currency was accounted for prospectively from that date. In 2019, the Company went through a strategic shift which involved a significant change in its business model, that clearly indicates that the functional currency has changed, beginning January 2020. In previous years, the Company acted as a platform to fund its operational subsidiary, My Size Israel, which conducts its research and development activities in NIS. Accordingly, the Company has not been substantially focused on its operating activities for that period. By the end of 2018, the Company transitioned to a new business model (B2B2C) and concluded that the main market that the Company should focus on would be the apparel market in the US. Consequently, the Company established marketing and distribution channels in the US along with having a new pricing model denominated in USD. Throughout 2019, the Company itself hired sales personnel which are based in the US and signed agreements with customers for which it began generating revenue in USD for the first time since it began its operations. Accordingly, by the end of 2019, the Company is no longer considered a ‘holding company’ for the matter of determining its functional currency under ASC 830 based on the currency of its operating entities. As a result of being an operational company that enters into operational agreements and generates revenues on an ongoing basis, the management of the Company has concluded that as of January 1 2020, the currency that most faithfully portrays the economic results of the Company's operations is the U.S. dollar.

My Size Israel functional currency remains the NIS.

As a result of the change in the Company’s functional currency, the Company reclassified its warrants that were outstanding as a financial liability in an amount of $328 as at December 31, 2019 to equity.

d.	Reclassification:

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements, These reclassifications had no effect on the previously reported net loss.

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

The carrying amounts of cash and cash equivalents, accounts receivable, other receivables, trade payables and accounts payable approximate their fair value due to the short-term maturities of such instruments.

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

	March 31, 2020
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial assets

Investment in marketable securities (*)	-	38	-

	March 31, 2020
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial liabilities

Warrants and derivatives	-	17	-

MY SIZE, INC. AND ITS SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 3 - Financial Instruments (Cont.)

	December 31, 2019
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial assets

Investment in marketable securities (*)	-	26	-

	December 31, 2019
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial liabilities

Warrants and derivatives	-	328	-

(*)	For the three month periods ended March 31, 2020 and 2019, the recognized gain (loss) (based on quoted market prices with a discount due to security - restrictions on iMine shares) of the marketable securities was $12 and $(185), respectively.

Note 4 - Stock Based Compensation

The stock-based expense- equity awards recognized in the financial statements for services received is related to Research and Development, Sales and Marketing and General and Administrative expenses as shown in the following table:

	Three months ended March 31,
	2020	2019

Stock-based compensation expense - Research and development	20	8
Stock-based compensation expense - Sales and marketing	22	3
Stock-based compensation expense - General and administrative	28	89

	70	100

MY SIZE, INC. AND ITS SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 4 - Stock Based Compensation (Cont.)

Options issued to consultants:

During the three month period ended March 31, 2020, there were no grants of options to consultants, no such options were exercised and 2,502 options expired.

The total stock option compensation expense during the three month period ended March 31, 2020 and 2019 which was recorded under sales and marketing and general and administrative was $10 and $81, respectively.

Warrants issued to consultants:

a.	On January 15, 2020, the Company conducted a registered direct offering pursuant to which it issued 514,801 shares of its common stock and in a concurrent private placement issued warrants to purchase up to 514,801 shares of common stock at an exercise price of $3.76 per share for gross proceeds of $2,000. The term of the warrants are five and a half years. The Company received net proceeds of $1,694 after deducting placement agent fees and other offering expenses.

In addition to the fees above the Company issued to the placement agent warrants on substantially the same terms as the investors in the offering in an amount equal to 6% of the aggregate number of shares of common stock sold in the offering, or 30,888 shares of common stock, at an exercise price of $4.8563 per share and a term expiring on January 15, 2025.

The warrants were measured at fair value of $52.

b.	Further to Note 11a of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019:

In March 2020, warrants to purchase up to 66,667 shares of common stock of the Company were not exercised and expired.

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

During the three month period ended March 31, 2020, there were no grants of stock options under the Plan, no such options were exercised and 333 options expired.

The total stock option compensation expense during the three month period ended March 31, 2020 and 2019 which was recorded was $60 and $19, respectively.

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

b.

Further to Note 13b of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019:

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

On October 1, 2019, the Panel granted the Company’s request for continued listing of the Company’s common stock on the Nasdaq Capital Market pursuant to an extension through January 20, 2020, subject to the condition that the Company regain compliance with the Bid Price Rule by such date and that the Company demonstrate compliance with all requirements for continued listing on the Nasdaq. In order to satisfy the Bid Price Rule and to make our common stock more attractive to certain institutional investors and thereby strengthen our investor base, we implemented a 1-for-15 reverse stock split of our outstanding shares of common stock. The reverse stock split was effective for Nasdaq Capital Market purposes at the open of business on November 19, 2019.

On November 19, 2019, the Company received formal notice from Nasdaq that the Company’s non-compliance with the minimum $2.5 million stockholders’ equity requirement, as set forth in Nasdaq Listing Rule 5550(b)(1) (the “Stockholders’ Equity Rule”), as of September 30, 2019, could serve as an additional basis for delisting.

On February 7, 2020, the Company received the formal decision of the Panel, in which the Panel determined that the Company has evidenced full compliance with the Bid Price Rule, and granted the Company’s request for continued listing on Nasdaq pursuant to an extension, through May 18, 2020, to demonstrate compliance with the minimum $2.5 million stockholders’ equity requirement.

On May 12, 2020, the Company received the formal decision of the Panel, in which the Panel determined that the Company has evidenced full compliance with the Stockholders’ Equity Rule. Accordingly, the Panel has determined to continue the listing of the Company’s securities on the Nasdaq Stock Market and is closing this matter.

MY SIZE, INC. AND ITS SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 6 - Significant Events During the Reporting Period

a.	On January 15, 2020, the Company conducted a public offering of its securities pursuant to which it issued 514,801 shares of its common stock and warrants to purchase up to 514,801 shares of common stock at an exercise price of $3.76 per share for gross proceeds of $2,000. The term of the warrants are five and a half years. The Company received net proceeds of $1,694 after deducting placement agent fees and other offering expenses.

b.	In late 2019, a novel strain of COVID-19, also known as coronavirus, was reported in Wuhan, China. While initially the outbreak was largely concentrated in China, it has now spread to several other countries, including Israel, and infections have been reported globally. Many countries around the world, including in Israel, have significant governmental measures being implemented to control the spread of the virus, including temporary closure of businesses, severe restrictions on travel and the movement of people, and other material limitations on the conduct of business. These measures have resulted in work stoppages and other disruptions and the Company’s marketing and sales activities have been adversely affected by the coronavirus outbreak. For example, the Company has three ongoing pilots with international retailers that have been halted, the Company is unable to participate in industry conferences and its ability to meet with potential customers is limited. The extent to which the coronavirus impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the outbreak, and the actions that may be required to contain the coronavirus or treat its impact. In particular, the continued spread of the coronavirus globally, could adversely impact our operations and workforce, including the Company’s marketing and sales activities and ability to raise additional capital, which in turn could have an adverse impact on the Company’s business, financial condition and results of operation.

Note 7 – Events Subsequent To The Reporting Period

On May 8, 2020, the Company conducted a public offering of its securities pursuant to which it issued 1,925,001 shares of its common stock, pre funded warrants to purchase up to 2,620,453 shares of common stock at an exercise price of $0.001 per share and five-year warrants to purchase up to 4,545,454 shares of common stock at an exercise price of $1.10 per share for gross proceeds of $5,000. The net proceeds to the Company from the offering were approximately $4,300, after deducting placement agent’s fees and other estimated offering expenses payable by the Company. In addition, the Company issued to the placement agent five-year placement agent warrants to purchase 272,727 shares of common stock at an exercise price of $1.375 per share. Subsequent to completion of the public offering, all pre-funded warrants were exercised.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that we believe to be relevant to an assessment and understanding of our results of operations and financial condition for the periods described. This discussion should be read together with our condensed consolidated interim financial statements and the notes to the financial statements, which are included in this Quarterly Report on Form 10-Q. This information should also be read in conjunction with the information contained in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on March 19, 2020, or the Annual Report, including the consolidated annual financial statements as of December 31, 2019 and their accompanying notes included therein.

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

Any forward-looking statements are qualified in their entirety by reference to the risk factors discussed throughout this Quarterly Report on Form 10-Q. Some of the risks, uncertainties and assumptions that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include but are not limited to:

●	our history of losses and needs for additional capital to fund our operations and our inability to obtain additional capital on acceptable terms, or at all;

●	our ability to continue as a going concern;

●	risks related to the outbreak of coronavirus;

●	the new and unproven nature of the measurement technology markets;

●	our ability to achieve customer adoption of our products;

●	our dependence on assets we purchased from a related party and the risk that such assets may in the future be repurchased;

●	our ability to enhance our brand and increase market awareness;

●	our ability to introduce new products and continually enhance our product offerings;

●	the success of our strategic relationships with third parties;

●	information technology system failures or breaches of our network security;

●	competition from competitors;

●	our reliance on key members of our management team;

●	current or future litigation;

●	the impact of the political and security situation in Israel on our business; and

●	our ability to remain listed on the Nasdaq Capital Market.

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

We are in the commercialization phase of our products, although we have only generated minimal revenues to date. In recent months, we announced the planned launch of MySizeID in Australia with a global retail marketplace operator that is set to introduce an integrated, technology-based app for the custom apparel and merchandise industry, we entered into a license agreement for MySizeID with Penti, a leading multi-category retail fashion underwear brand, and we successfully integrated and launched the MySizeID smart measurement solution software development kit (SDK) for DeMoulin, a music performance group apparel company. In addition, we have also executed agreements with a number of additional retailers either directly or through our collaborations with WooCommerce, Shopify and Lightspeed. We also recently announced that BoxSize has been approved for Honeywell’s global vendor program. We are also seeking to offer our MySizeID and BoxSize services in Russia, Turkey, and other territories in Europe.

While we rollout our products to major retailers and apparel companies, there is a lead time for new customers to ramp up before we can recognize revenue. This lead time varies between customers, especially when the customer is a tier 1 retailer, where the integration process may take longer. Generally, first we integrate our product into a customer’s online platform, which is followed by piloting and implementation, and, assuming we are successful, commercial roll-out, all of which takes time before we expect it to impact our financial results in a meaningful way. While we have begun generating initial sales revenue, we do not expect to generate meaningful revenue during the upcoming quarters. In addition, the coronavirus outbreak has resulted in work stoppages and disruptions and our marketing and sales activities have been adversely affected. For example, we have three ongoing pilots with international retailers that have been halted, we are unable to participate in industry conferences and our ability to meet with potential customers is limited. Because of the numerous risks and uncertainties associated with the coronavirus outbreak, the success of our market penetration and our dependence on the extent to which MySizeID is adopted and utilized, we are unable to predict the extent to which we will recognize revenue. We may be unable to successfully develop or market any of our current or proposed products or technologies, those products or technologies may not generate any revenues, and any revenues generated may not be sufficient for us to become profitable or thereafter maintain profitability.

We recently entered into a non-binding letter of intent with Logystico LLC, or Logystico, a third party logistics fulfillment company that specializes in automating the order fulfillment process, to form a joint venture. Under the terms of the letter of intent, the joint venture will exclusively operate and manage micro-fulfilment centers using our BoxSize platform for retail vendors in the United States and we will initially have a 68% stake and Logystico will initially have a 32% stake in the joint venture entity. Establishment of the joint venture is subject to the entry into a definitive binding agreement.

Important Information about COVID-19

In late 2019, a novel strain of COVID-19, also known as coronavirus, was reported in Wuhan, China. While initially the outbreak was largely concentrated in China, it has now spread to Israel and the United States, and infections have been reported globally. Many countries around the world, including in Israel, have significant governmental measures implemented to control the spread of the virus, including temporary closure of businesses, severe restrictions on travel and the movement of people, and other material limitations on the conduct of business. These measures have resulted in work stoppages and other disruptions. Our sales and marketing efforts depend, in part, on attendance at in-person meetings, industry conferences and other events, and as a result some of our sales and marketing activities have been halted. The extent to which the coronavirus impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the outbreak, and the actions that may be required to contain the coronavirus or treat its impact. In particular, the continued spread of the coronavirus globally, could have a material adverse impact on our operations and workforce, including our marketing and sales activities and ability to raise additional capital, which in turn could have a material adverse impact on our business, financial condition and results of operation.

May 2020 Public Offering

On May 8, 2020, we completed a public offering, or the Public Offering of (i) 1,925,001 units, or the Units, each Unit consisting of one share of common stock and one warrant to purchase one share of common stock, or the Warrant, at a price of $1.10, and 2,620,453 pre-funded units, or the Pre-funded Units, each Pre-funded Unit consisting of one pre-funded warrant to purchase one share of common stock, or the Pre-funded Warrant, and one Warrant, at a price of $1.099 per Pre-funded Unit. Subject to certain ownership limitations described in the Warrants, Warrants are immediately exercisable, have an exercise price of $1.10 per share of common stock, and will expire five years from the date of issuance. The exercise price of the Warrants is subject to adjustment for stock splits, reverse splits, and similar capital transactions as described in the Warrants. In connection with the Public Offering, we issued an aggregate of Warrants to purchase an aggregate of 4,545,454 shares of common stock and subsequent to the completion of the Public Offering, all Pre-funded Warrants were exercised.

Subject to certain ownership limitations described in the Pre-Funded Warrants, the Pre-Funded Warrants are immediately exercisable and may be exercised at a nominal consideration of $0.001 per share of common stock any time until all of the Pre-Funded Warrants are exercised in full. A holder will not have the right to exercise any portion of the Warrants or the Pre-Funded Warrants if the holder (together with its affiliates) would beneficially own in excess of 4.99% (or, at the election of the holder, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Warrants or the Pre-Funded Warrants, respectively. However, any holder may increase or decrease such percentage to any other percentage not in excess of 9.99% upon notice to us, provided that any increase in such percentage shall not be effective until 61 days after such notice.

In connection with the Public Offering, we entered into a Securities Purchase Agreement, or the Purchase Agreement, with certain institutional investors. The Purchase Agreement contains customary representations and warranties of the Company, termination rights of the parties, and certain indemnification obligations of the Company and ongoing covenants of the Company, including a prohibition on issuance of our common stock or securities convertible or exchangeable into common stock for a period of 90 days after the date of the Purchase Agreement and a prohibition on entering into variable rate transactions for a period of 12 months after the date of the Purchase Agreement, subject to certain exceptions.

The net proceeds from the Public Offering were approximately $4.3 million, after deducting placement agent’s fees and other estimated offering expenses payable by us. We intend to use the net proceeds from this offering for the establishment of a joint venture, working capital and general corporate purposes.

We are also party to an engagement letter, or the Engagement Letter, with H.C. Wainwright & Co., LLC, or Wainwright, pursuant to which Wainwright acted as exclusive placement agent for the Offering. In connection with the Offering, we paid to Wainwright a cash placement fee of $350,000, which represents 7.0% of the gross proceeds raised in the Public Offering, a management fee of $50,000, which represents 1% of the gross proceeds raised in the Public Offering, a payment for non-accountable expenses of $35,000, a reimbursement for legal fees and expenses of $70,000, and $12,900 for closing fees. Pursuant to the Engagement Letter, Wainwright issued to Wainwright’s designees compensation warrants, or the Placement Agent Warrants, to purchase up to 272,727 shares of common stock, which represents 6.0% of the gross proceeds of the aggregate number of shares of commons and Pre-funded Warrants sold in the Public Offering. Wainwright has substantially the same terms as the Warrants, except that the Placement Agent Warrants have an exercise price equal to 125% of the per share purchase price, or $1.375 per share, and expire on the five year anniversary of the effective date of the registration statement.

Pursuant to the anti-dilution adjustment provisions in outstanding warrants to purchase 144,277 shares of common stock, the per share exercise price was reduced to $0.9289, following the issuance of the securities in the Public Offering.

Nasdaq Continued Listing Deficiency

On January 22, 2019, we were notified by the Nasdaq Stock Market, LLC, or Nasdaq, that we were not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. The notification provided that we had 180 calendar days, or until July 22, 2019, to regain compliance with Nasdaq Listing Rule 5550(a)(2). To regain compliance, the bid price of our common stock must have a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. We did not regain compliance with the Rule by July 22, 2019, and, as a result, on July 23, 2019, we received notice from the Staff that, based upon our continued non-compliance with the Rule, the Staff had determined to delist our common stock from Nasdaq unless we timely request a hearing before the Nasdaq Hearings Panel, or the Panel.

On October 1, 2019, the Panel granted our request to continue the listing of our common stock on the Nasdaq Capital Market, subject to our satisfaction of certain conditions including, among other things, compliance with the minimum $1.00 bid price requirement by no later than January 20, 2020. In order to satisfy the minimum $1.00 bid price requirement and to make our common stock more attractive to certain institutional investors and thereby strengthen our investor base, we implemented a 1-for-15 reverse stock split of our outstanding shares of common stock. The reverse stock split was effective for Nasdaq Capital Market purposes at the open of business on November 19, 2019. Additionally, on November 19, 2019, we received formal notice from Nasdaq of our non-compliance with the minimum $2.5 million stockholders’ equity requirement, as set forth in Nasdaq Listing Rule 5550(b)(1), or the Stockholders’ Equity Rule. In accordance with the Nasdaq Listing Rules, we subsequently presented our plan to regain compliance with the Stockholders’ Equity Rule for the Panel’s consideration. On February 7, 2020, we received a notification from the Staff that the Panel granted our request for continued listing on the Nasdaq Stock Market until May 18, 2020. On May 12, 2020, we received written notice from Nasdaq informing us that we have regained compliance with the continued listing requirements under the Stockholders’ Equity Rule, and this matter is now closed.

Results of Operations

The table below provides our results of operations for the periods indicated.

	Three months ended March 31
	2020	2019
	(dollars in thousands)
Revenues	30	20
Cost of revenues	(1)	(1)
Gross profit	29	19
Research and development expenses	(348)	(292)
Sales and marketing expenses	(625)	(371)
General and administrative expenses	(516)	(619)
Operating loss	(1,460)	(1,263)
Financial income (expenses), net	1	(264)
Net loss	(1,459)	(1,527)

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Revenues

From inception through December 31, 2018, we did not generate any revenue from operations and we continue to expect to incur additional losses to increase our sales and marketing efforts and to perform further research and development activities. We started to generate revenues only in 2019. Our revenues for the three months ended March 31, 2020 amounted to $30,000 compared to $20,000 for the three months ended March 31, 2019. The increase from the corresponding period primarily resulted from additional pilot and license agreements.

Research and Development Expenses

Our research and development expenses for the three months ended March 31, 2020 amounted to $348,000 compared to $292,000 for the three months ended March 31, 2019. The increase from the corresponding period primarily resulted from the hiring of new employees and expenses associated with share-based payments to our employees offset by a decrease in payments to subcontractors.

Sales and Marketing Expenses

Our sales and marketing expenses for the three months ended March 31, 2020 amounted to $625,000 compared to $345,000 for the three months ended March 31, 2019. The increase in comparison with the corresponding period was mainly due to an increase in payroll expenses due to the hiring of a sales team, an increase in sales and marketing expenses and increase in share-based payments offset by decrease in travel expenses.

General and Administrative Expenses

Our general and administrative expenses for the three months ended March 31, 2020 amounted to $516,000 compared to $645,000 for the three months ended March 31, 2019. The decrease in comparison with the corresponding period was mainly due to a decrease in payroll expenses and share-based payments offset by an increase in insurance expenses.

Operating Loss

As a result of the foregoing, for the three month ended March 31, 2020, our operating loss was $1,460,000, an increase of $197,000, or 16%, compared to our operating loss for the three month ended March 31, 2019 of $1,263,000.

Financial Income (Expenses), Net

Our financial income, net for the three months ended March 31, 2020 amounted to $1,000 as opposed to financial expenses of $264,000 for the three months ended March 31, 2019. During the three months ended March 31, 2020, we had financial income of $12,000 from revaluation of investment in marketable securities whereas in the corresponding period we had financial expenses primarily due to exchange rate differences and revaluation of investment in marketable securities and financial income related to the revaluation of warrants.

Net Loss

As a result of the foregoing research and development, sales and marketing general and administrative expenses initial revenues, and financial expenses, our net loss for the three months ended March 31, 2020 was $1,459,000, compared to net loss of $1,527,000 for the three months ended March 31, 2019. The decrease in net loss was mainly due income from revaluation of investment in marketable securities as opposed to expenses in the corresponding period offset by an increase in sales and marketing expenses.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through public and private offerings of debt and equity in the State of Israel and in the U.S.

As of March 31, 2020, we had cash, cash equivalents and restricted cash of $1,691,000 compared to $1,466,000 of cash, cash equivalents and restricted cash as of December 31, 2019. This increase primarily resulted from the registered direct offering and concurrent private placement resulting in net proceeds of $1,694,000 that was conducted in January 2020 offset by our operating activities.

On May 8, 2020, we completed a public offering of our securities pursuant to which we issued 1,925,001 shares of our common stock, pre funded warrants to purchase up to 2,620,453 shares of common stock at an exercise price of $0.001 per share and five-year warrants to purchase up to 4,545,454 shares of common stock at an exercise price of $1.10 per share for gross proceeds of $5 million. The net proceeds to us from the offering were approximately $4.3 million, after deducting placement agent’s fees and other estimated offering expenses payable by us.

On September 13, 2019, we entered into an At the Market Offering Agreement with Wainwright. According to the agreement, we may offer and sell, from time to time, our shares of common stock having an aggregate offering price of up to $5.5 million through Wainwright or the ATM Prospectus Supplement. From September 13, 2019 until January 15, 2020, we issued 87,756 shares of common stock at an average price of $4.77 per share through the ATM Prospectus Supplement, resulting in net proceeds of $418,524. We paid a commission equal to 3% of the gross proceeds from the sale of our shares of common stock under the ATM Prospectus Supplement. On January 15, 2020, we terminated the ATM Prospectus Supplement, but the offering agreement remains in full force and effect.

Cash used in operating activities amounted to $1,436,000 for the three months ended March 31, 2020, compared to $1,199,000 for the three months ended March 31, 2019.

Net cash used in investing activities was $27,000 for the three months ended March 31, 2020, compared to cash provided by investing activities of $1,375,000 for the three months ended March 31, 2019.

Net cash provided by financing activities was $1,694,000 for the three months ended March 31, 2020, compared to none for the three months ended March 31, 2019. The cash flow from financing activities for the three months ended March 31, 2020 resulted from the registered direct offering and concurrent private placement of our securities in January 2020.

We do not have any material commitments for capital expenditures during the next twelve months.

We expect to continue to generate losses and negative cash flows from operations for the foreseeable future and expect to need to obtain additional funds in the future. As a result, there is substantial doubt about the Company’s ability to continue as a going concern. However, we will need to raise additional capital, which may not be available on reasonable terms or at all. Additional capital would be used to accomplish the following:

●	finance our current operating expenses;

●	pursue growth opportunities;

●	hire and retain qualified management and key employees;

●	respond to competitive pressures;

●	comply with regulatory requirements; and

●	maintain compliance with applicable laws and exchange rules.

Current conditions in the capital markets are such that traditional sources of capital may not be available to us when needed or may be available only on unfavorable terms. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, the coronavirus outbreak, economic conditions and a number of other factors, many of which are outside our control, and on our financial performance. Accordingly, we cannot assure you that we will be able to successfully raise additional capital at all or on terms that are acceptable to us. If we cannot raise additional capital when needed, it may have a material adverse effect on our business, results of operations and financial condition.

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

Functional Currency

We reassessed our functional currency and determined to change its functional currency to the U.S. dollar from the NIS as of January 1, 2020. The change in functional currency was accounted for prospectively from that date. In 2019, we went through a strategic shift which involved a significant change in our business model, that clearly indicates that the functional currency has changed, beginning January 2020. In previous years, we acted as a platform to fund our operational subsidiary, My Size Israel, which conducts our research and development activities in NIS. Accordingly, we have not been substantially focused on our operating activities for that period. By the end of 2018, we transitioned to a new business model (B2B2C) and concluded that the main market that we should focus on would be the apparel market in the US. Consequently, we established marketing and distribution channels in the US along with having a new pricing model denominated in USD. Throughout 2019, we hired sales personnel which are based in the US and signed agreements with customers for which we began generating revenue in USD for the first time since it began its operations. Accordingly, by the end of 2019, we are no longer considered a ‘holding company’ for the matter of determining its functional currency under ASC 830 based on the currency of its operating entities. As a result of being an operational company that enters into operational agreements and generates revenues on an ongoing basis, our management has concluded that as of January 1 2020, the currency that most faithfully portrays the economic results of our operations is the U.S. dollar.

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

Revenue from Contracts with Customers

The Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), an updated standard on revenue recognition and issued subsequent amendments to the initial guidance in March 2016, April 2016, May 2016 and December 2016 within ASU 2016-08, 2016-10, 2016-12 and 2016-20, respectively (collectively, “ASC 606”). The core principle of the new standard is for companies to recognize revenue to depict the transfer of services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods and services. The Company has adopted the standard effective January 1, 2018.

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

Equity-based compensation

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

We recorded stock options issued to non-employees at fair value, remeasured to reflect the current fair value at each reporting period and recognized expenses over the service period. The Company elected to early implement ASU 2018-07, Stock Compensation: Improvements to Nonemployee stock-Based Payment Accounting, from October 1, 2018.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2020. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2020 were effective.

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

On August 7, 2018, we commenced an action against North Empire LLC, or North Empire, in the Supreme Court of the State of New York, County of New York for breach of a Securities Purchase Agreement or Agreement in which we are seeking damages in an amount to be determined at trial, but in no event less than $616,000. On August 2, 2018, North Empire filed a Summons with Notice against us, also in the same Court, in which they allege damages in an amount of $11.4 million arising from an alleged breach of the Agreement. On September 6, 2018, North Empire filed a Notice of Discontinuance of the action it had filed on August 2, 2018. On September 27, 2018, North Empire filed an answer and asserted counterclaims in the action commenced by us against them, alleging that we failed to deliver stock certificates to North Empire causing damage to North Empire in the amount of $10,958,589. North Empire also filed a third-party complaint against our CEO and now former Chairman of the Board asserting similar claims against them in their individual capacities. On October 17, 2018, we filed a reply to North Empire’s counterclaims. On November 15, 2018, our CEO and now former Chairman of the Board filed a motion to dismiss North Empire’s third-party complaint. On January 6, 2020, the Court granted the motion and dismissed the third-party complaint. The parties are now engaging in discovery in connection with the claims and counterclaims. We intend to vigorously defend any claims made by North Empire.

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

My Size, Inc.

Date: May 14, 2020	By:	/s/ Ronen Luzon
Ronen Luzon
Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2020	By:	/s/ Or Kles
Or Kles
Chief Financial Officer (Principal Financial and Accounting Officer)