Form 10-Q
period 2020-06-30
My Size, Inc.
filed 2020-08-13
CIK 1211805

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of August 4, 2020, 7,232,836 shares of common stock, par value $0.001 per share were issued and outstanding.

MY SIZE, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED June 30, 2020

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

My Size Inc. and Subsidiaries

Condensed Consolidated

Interim

Financial Statements

As of June 30, 2020

(unaudited)

U.S. Dollars in Thousands

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Financial Statements as of June 30, 2020 (Unaudited)

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Balance Sheets

U.S. dollars in thousands (except share data and per share data)

	June 30,	December 31,
	2020	2019
	(Unaudited)	(Audited)
Assets
Current Assets:
Cash and cash equivalents	4,549	1,203
Restricted cash	93	263
Restricted deposits	182	-
Accounts receivable	27	38
Other receivables and prepaid expenses	274	321
Total current assets	5,125	1,825

Property and equipment, net	128	141
Right-of-use assets	921	966
Investment in marketable securities	41	26
Total non-current assets	1,090	1,133

Total assets	6,215	2,958

Liabilities and stockholders’ equity

Current liabilities:
Operating lease liability	115	102
Trade payables	348	440
Accounts payable	361	378
Warrants and derivatives	-	328
Total current liabilities	824	1,248

Operating lease liabilities	598	659
Total non-current liabilities	598	659

Total liabilities	1,422	1,907

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity:
Stock Capital -
Common stock of $ 0.001 par value - Authorized: 100,000,000 shares; Issued and outstanding: 7,157,836 and 2,085,900 as of June 30, 2020 and December 31, 2019, respectively	7	2
Additional paid-in capital	36,599	30,102
Accumulated other comprehensive loss	(536)	(539)
Accumulated deficit	(31,277)	(28,514)
Total stockholders’ equity	4,793	1,051
Total liabilities and stockholders’ equity	6,215	2,958

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Statements of Comprehensive Loss

U.S. dollars in thousands (except share data and per share data)

	Six-Months Ended June 30,		Three-Months Ended June 30,
	2020	2019	2020	2019
	$ thousands (Unaudited)	$ thousands (Unaudited)	$ thousands (Unaudited)	$ thousands (Unaudited)

Revenues	51	25	21	5
Cost of revenues	(1)	(1)	-	-
Gross profit	50	24	21	5

Operating expenses
Research and development	(688)	(671)	(340)	(379)
Sales and marketing	(1,077)	(861)	(452)	(479)
General and administrative	(1,078)	(1,318)	(562)	(710)

Total operating expenses	(2,843)	(2,850)	(1,354)	(1,568)
Operating loss	(2,793)	(2,826)	(1,333)	(1,563)
Financial income (expenses), net	30	(67)	29	197
Net loss	(2,763)	(2,893)	(1,304)	(1,366)

Other comprehensive income (loss):

Foreign currency translation differences	3	234	4	70

Total comprehensive income (loss)	(2,760)	(2,659)	(1,300)	(1,296)

Basic and diluted loss per share	(0.72)	(1.5)	(0.25)	(0.75)
Basic and diluted weighted average number of shares outstanding	3,835,651	1,991,161	5,166,772	1,992,151

The accompanying notes are an integral part of the interim condensed consolidated financial statements

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Statements of Changes in Stockholders’ Equity

U.S. dollars in thousands (except share data and per share data)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number	Amount	capital	loss	deficit	equity

Balance as of January 1, 2020	2,085,900	2	30,102	(539)	(28,514)	1,051

Stock-based compensation related to options granted to employees and consultants	-	-	163	-	-	163
Issuance of shares, net of issuance cost of $1,160	2,439,802	3	5,992	-	-	5,995
Exercise of warrants and pre funded warrants	2,632,134	2	14			16
Liability reclassified to equity (*)	-	-	328	-	-	328
Total comprehensive loss	-	-	-	3	(2,763)	(2,760)
Balance as of June 30, 2020	7,157,836	7	36,599	(536)	(31,277)	4,793

(*)	See note 2 c.

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number	Amount	capital	loss	deficit	equity

Balance as of January 1, 2019	1,990,159	2	29,144	(835)	(23,017)	5,294

Stock-based compensation related to options granted to employees and consultants	-	-	374	-	-	374
Issuance of shares to consultants	2,084	(**)	48	-	-	48
Total comprehensive loss	-	-	-	234	(2,893)	(2,659)
Balance as of June 30, 2019	1,992,243	2	29,566	(601)	(25,910)	3,057

(**)	Represents an amount less than $1

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number	Amount	capital	loss	deficit	equity

Balance as of April 1, 2020	2,600,701	3	32,193	(540)	(29,973)	1,683

Stock-based compensation related to options granted to employees and consultants	-	-	93	-	-	93
Issuance of shares, net of issuance cost of $848	1,925,001	2	4,299	-	-	4,301
Exercise of warrants and pre funded warrants	2,632,134	2	14	-	-	16
Total comprehensive loss	-	-	-	4	(1,304)	(1,300)
Balance as of June 30, 2020	7,157,836	7	36,599	(536)	(31,277)	4,793

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number	Amount	capital	loss	deficit	equity

Balance as of April 1, 2019	1,990,159	2	29,244	(671)	(24,544)	4,031

Stock-based compensation related to options granted to employees and consultants	-	-	274	-	-	274
Issuance of shares to consultants	2,084	(**)	48			48
Total comprehensive loss	-	-	-	70	(1,366)	(1,296)
Balance as of June 30, 2019	1,992,243	2	29,566	(601)	(25,910)	3,057

(**)	Represents an amount less than $1

The accompanying notes are an integral part of the interim condensed consolidated financial statements

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Statements of Cash Flows

U.S. dollars in thousands

	Six-Months Ended June 30,
	2020	2019
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	(2,763)	(2,893)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	19	13
Amortization of operating lease right-of-use asset	21	-
Revaluation of warrants and derivatives	(19)	(269)
Interest and revaluation of short-term deposit	-	54
Interest received from short-term deposit	-	16
Revaluation of investment in marketable securities	(15)	104
Stock based compensation	163	422
Decrease in accounts receivables	11	-
Decrease in other receivables and prepaid expenses	64	127
Decrease in trade payable	(90)	(89)
(Decrease) increase in accounts payable	(16)	91

Net cash used in operating activities	(2,625)	(2,424)

Cash flows from investing activities:

Proceeds from short-term deposits	-	1,200
(Investing in) proceeds from restricted deposits	(170)	181
Investment in right-of-use asset	(25)	-
Purchase of property and equipment	(5)	(15)

Net cash provided by (used in) investing activities	(200)	1,366

Cash flows from financing activities:
Proceeds from issuance of shares and pre-funded warrants, net of issuance costs	6,011	-

Net cash provided by financing activities	6,011	-

Effect of exchange rate fluctuations on cash and cash equivalents	(10)	240

Increase in cash, cash equivalents and restricted cash	3,176	(818)
Cash, cash equivalents and restricted cash at the beginning of the period	1,466	5,230

Cash, cash equivalents and restricted cash at the end of the period	4,642	4,412

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

The Company has three subsidiaries, My Size Israel 2014 Ltd. and Topspin Medical (Israel) Ltd., both of which are incorporated in Israel and My Size LLC which was incorporated in Russian Federation. References to the Company include the subsidiaries unless the context indicates otherwise.

b.

During the six month period ended June 30, 2020, the Company has incurred significant losses and negative cash flows from operations and has an accumulated deficit of $31,277. The Company has financed its operations mainly through fundraising from various investors.

The Company’s management expects that the Company will continue to generate losses and negative cash flows from operations for the foreseeable future. Based on the projected cash flows and cash balances as of June 30, 2020, management is of the opinion that its existing cash will be sufficient to fund operations until the end of the second quarter of 2021. As a result, there is substantial doubt about the Company’s ability to continue as a going concern.

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

The accompanying unaudited condensed consolidated interim financial statements included herein have been prepared by the Company in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements are comprised of the financial statements of the Company. In management’s opinion, the interim financial data presented includes all adjustments necessary for a fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by U.S. generally accepted accounting principles (“GAAP”) has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2020.

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

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. These reclassifications had no effect on the previously reported net loss.

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

	June 30, 2020
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial assets

Investment in marketable securities (*)	-	41	-

MY SIZE, INC. AND ITS SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 3 - Financial Instruments (Cont.)

	December 31, 2019
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial assets

Investment in marketable securities (*)	-	26	-

	December 31, 2019
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial liabilities

Warrants and derivatives	-	328	-

(*)	For the six and three month periods ended June 30, 2020 and 2019, the recognized gain (loss) (based on quoted market prices with a discount due to security restrictions on iMine shares) of the marketable securities was $15 and $3, and $104 and $(425), respectively.

Note 4 - Stock Based Compensation

The stock-based expense- equity awards recognized in the financial statements for services received is related to Research and Development, Sales and Marketing and General and Administrative expenses as shown in the following table:

	Six months ended June 30,		Three months ended June 30,
	2020	2019	2020	2019

Stock-based compensation expense - Research and development	51	92	31	84
Stock-based compensation expense - Sales and marketing	46	155	24	118
Stock-based compensation expense - General and administrative	66	175	38	120
	163	422	93	322

Options issued to consultants:

During the six month period ended June 30, 2020, the Company granted 13,500 options to consultants. No such options were exercised and 8,338 options expired.

The total stock option compensation expense during the six and three month period ended June 30, 2020 and 2019 which was recorded under sales and marketing was $5, $1, $59 and $6 respectively and under general and administrative was $12, $6, $55 and $27, respectively.

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

In addition to the fees above, the Company issued to the placement agent warrants on substantially the same terms as the investors in the offering in an amount equal to 6% of the aggregate number of shares of common stock sold in the offering, or 30,888 shares of common stock, at an exercise price of $4.8563 per share and a term expiring on January 15, 2025.

The warrants were measured at fair value of $52.

b

On May 8, 2020 the Company completed a public offering of (i) 1,925,001 units, each unit consisting of one share of common stock, and one warrant to purchase one share of common stock at a price of $1.10, and (ii) 2,620,453 pre-funded units, each pre-funded unit consisting of one pre-funded warrant to purchase one share of common stock and one warrant, at a price of $1.099 per pre-funded unit. The net proceeds to the Company from the offering were approximately $4.3 million, after deducting placement agent’s fees and other offering expenses payable by the Company.

The warrants to purchase an aggregate of 4,545,454 shares of common stock are immediately exercisable and may be exercised at a consideration of $1.10 per share. The term of the warrants are five and a half years. Pre-funded warrants were immediately exercisable and were exercisable at a nominal consideration of $0.001 per share. During May, 2020, the pre-funded warrants were exercised in full and therefore are no longer outstanding.

In addition to the fees above, the Company issued to the placement agent warrants on substantially the same terms as the investors in the offering in an amount equal to 6% of the aggregate number of shares of common stock sold in the offering, or 272,727 shares of common stock, at an exercise price of $1.375 per share and a term expiring on May 6, 2025.

The warrants were measured at fair value of $160.

Pursuant to the anti-dilution adjustment provisions in outstanding warrants to purchase 144,277 shares of common stock, the per share exercise price was reduced to $0.9289, following the issuance of the securities in the public offering.

c.	Further to Note 11a of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019:

In March 2020, warrants to purchase up to 66,667 shares of common stock of the Company that were not exercised expired.

Stock Option Plan for Employees:

In March 2017, the Company adopted a stock option plan (the “Plan”) pursuant to which the Company’s Board of Directors may grant stock options to officers and key employees. The total number of options which may be granted to directors, officers, employees under this plan, is limited to 200,000 options. Stock options can be granted with an exercise price equal to or less than the stock’s fair market value at the grant date. . In August 2020, the Company’s shareholders approved an increase in the number of shares available for issuance under the Plan to 1,450,000 (see note 7 below).

On May 25, 2020, the Compensation Committee of the Board of Directors of the Company reduced the exercise price of outstanding options of employees and directors of the Company for the purchase of an aggregate of 140,237 shares of common stock of the Company (with exercise prices ranging between $18.15 and $9.15) to $1.04 per share, which was the closing price for the Company’s common stock on May 22, 2020, and extended the term of foregoing options for an additional one year from the original date of expiration. The incremental compensation cost resulting from the repricing was $53, and the expenses during both the six and three months ended June 30, 2020 were $43.

During the six and three month period ended June 30, 2020, there were no grants of stock options under the Plan, no such options were exercised and options to purchase 22,000 and 21,667 shares of common stock expired, respectively. In August 2020, the Company granted options to purchase an aggregate of up to 917,000 shares of common stock to directors, officers and employees of the Company (see note 7 below).

The total stock option compensation expense during the six and three month period ended June 30, 2020 and 2019 which was recorded was $103 and $42, and $311 and $294, respectively.

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

b.

On May 8, 2020, the Company conducted a public offering of its securities pursuant to which it issued 1,925,001 shares of its common stock, pre funded warrants to purchase up to 2,620,453 shares of common stock at an exercise price of $0.001 per share and five-year warrants to purchase up to 4,545,454 shares of common stock at an exercise price of $1.10 per share for gross proceeds of $5,000. The net proceeds to the Company from the offering were approximately $4,300, after deducting placement agent’s fees and other offering expenses payable by the Company. In addition, the Company issued to the placement agent five-year placement agent warrants to purchase 272,727 shares of common stock at an exercise price of $1.375 per share.

c.

In late 2019, a novel strain of COVID-19, also known as coronavirus, was reported in Wuhan, China. While initially the outbreak was largely concentrated in China, it has now spread to several other countries, including Israel, and infections have been reported globally. Many countries around the world, including in Israel, have significant governmental measures being implemented to control the spread of the virus, including temporary closure of businesses, severe restrictions on travel and the movement of people, and other material limitations on the conduct of business.  These measures have resulted in work stoppages and other disruptions. The Company has implemented remote working and work place protocols for its employees in accordance with government requirements. In addition, while the Company has seen an increased demand for MySizeID, certain marketing and sales activities have been adversely affected by the coronavirus outbreak. For example, the Company has three ongoing pilots with international retailers that have been halted, the Company is unable to participate physically in industry conferences and its ability to meet with potential customers is limited. The extent to which the coronavirus impacts the Company’s operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the outbreak, and the actions that may be required to contain the coronavirus or treat its impact. In particular, the continued spread of the coronavirus globally, could materially adversely impact the Company’s operations and workforce, including its marketing and sales activities and ability to raise additional capital, which in turn could have a material adverse impact on the Company’s business, financial condition and results of operation.

Note 7 – Events Subsequent To The Reporting Period

On August 10, 2020, the Company’s shareholders approved an increase in the shares available for issuance under the Plan from 200,000 to 1,450,000 shares.

As a result and pursuant to approval of the Company’s compensation committee that was contingent on the foregoing shareholder approval, the following occurred on August 10, 2020: (i) the number of shares available for issuance under the Company’s 2017 Consultant Incentive Plan reduced from 466,667 to 216,667 shares: (ii) the Company to the Company’s Chief Executive Officer (A) five-year options to purchase up to 160,000 ordinary shares at an exercise price of $1.04 per share. One quarter of such options vest on November 26, 2020, one quarter vest on May 26, 2021, one quarter vest on November 26, 2021 and one quarter vest on May 26, 2022, and (B) 80,000 performance-based restricted stock units, each representing the right to receive one share of common stock, which vest (x) upon the Company generating revenue of at least $50,000 in the Russian Federation during the year ending 2020, or (y) upon the Company generating revenue of at least $500,000 in the Russian Federation during the year ending 2021; (iii) the Company granted five-year options to purchase up to 130,000 ordinary shares to the Company’s Chief Financial Officer at an exercise price of $1.04 per share. One quarter of such options vest on November 26, 2020, one quarter vest on May 26, 2021, one quarter vest on November 26, 2021 and one quarter vest on May 26, 2022; (iv) the Company granted five-year options to purchase up to 130,000 ordinary shares to the Company’s Chief Operating Officer and Chief Product Officer at an exercise price of $1.04 per share. One quarter of such options vest on November 26, 2020, one quarter vest on May 26, 2021, one quarter vest on November 26, 2021 and one quarter vest on May 26, 2022; (v) the Company granted five-year options to purchase up to 325,893 ordinary shares to other employees of the Company at an exercise price of $1.04 per share. One quarter of such options vest on November 26, 2020, one quarter vest on May 26, 2021, one quarter vest on November 26, 2021 and one quarter vest on May 26, 2022; and (vi) the Company granted five-year options to purchase up to 30,000 ordinary shares to each of the Company’s non-employee board members at an exercise price of $1.04 per share. These options vest on November 26, 2020.

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

We are in the commercialization phase of our products, although we have only generated minimal revenues to date. MySizeID has been incorporated into a number of major retailers including DeMoulin, U.S. Polo Assn., Slam and Refrigiwear, and MySizeID is also available on leading e-commerce websites including WooCommerce, Shopify and Lightspeed. In recent months, we announced an increase in online apparel sales and reduction in returns of online orders of Penti customers utilizing MySizeID; we reported that in June 2020 that we generated over 1.2 million size recommendations; we opened a subsidiary in Russia; two French retail brands, La Pièce and Habillez-moi, are integrating MySizeID into their e-commerce websites; we integrated MySizeID into Sweet Fit, a virtual fitting mirror; we received a notice of allowance from the USPTO for our patent application, titled: “A system for and a method of measuring a path length using a handheld electronic device”; we hired two new sales executives in France; we developed a contactless shopping feature for the MySizeID application; we released the new OneClick feature for the BoxSize application; and we received a notice of allowance from the Russian Patent & Trademark Office for our patent application, titled: “A system for and a method of measuring a path length using a handheld electronic device.”

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

Important Information about COVID-19

In late 2019, a novel strain of COVID-19, also known as coronavirus, was reported in Wuhan, China. While initially the outbreak was largely concentrated in China, it has now spread to Israel and the United States, and infections have been reported globally. Many countries around the world, including in Israel, have significant governmental measures implemented to control the spread of the virus, including temporary closure of businesses, severe restrictions on travel and the movement of people, and other material limitations on the conduct of business. These measures have resulted in work stoppages and other disruptions. We implemented remote working and work place protocols for our employees in accordance with Israeli government requirements. In addition, while we have seen an increased demand for MySizeID, certain marketing and sales activities have been adversely affected by the coronavirus outbreak. For example, we have three ongoing pilots with international retailers that have been halted, we are unable to participate physically in industry conferences and our ability to meet with potential customers is limited. The extent to which the coronavirus impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the outbreak, and the actions that may be required to contain the coronavirus or treat its impact. In particular, the continued spread of the coronavirus globally, could have a material adverse impact on our operations and workforce, including our marketing and sales activities and ability to raise additional capital, which in turn could have a material adverse impact on our business, financial condition and results of operation.

May 2020 Public Offering

On May 8, 2020, we completed a public offering of (i) 1,925,001 units, each unit consisting of one share of common stock and one warrant to purchase one share of common stock at a price of $1.10, and (ii) 2,620,453 pre-funded units, each pre-funded unit consisting of one pre-funded warrant to purchase one share of common stock and one warrant, at a price of $1.099 per pre-funded unit. In connection with the public offering, we issued warrants to purchase an aggregate of 4,545,454 shares of common stock. The warrants have an exercise price of $1.10 per share of common stock, are exercisable upon issuance and will expire five years from the date of issuance. The exercise price of the warrants is subject to adjustment for stock splits, reverse splits, and similar capital transactions as described in the warrants.

The pre-funded warrants were immediately exercisable and was exercisable at a nominal consideration of $0.001 per share of common stock any time until all of the pre-funded warrants are exercised in full. During May 2020, all pre-funded warrants were exercised. A holder will not have the right to exercise any portion of the warrants if the holder (together with its affiliates) would beneficially own in excess of 4.99% (or, at the election of the holder, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the warrants. However, any holder may increase or decrease such percentage to any other percentage not in excess of 9.99% upon notice to us, provided that any increase in such percentage shall not be effective until 61 days after such notice.

The net proceeds from the public offering were approximately $4.3 million, after deducting placement agent’s fees and other estimated offering expenses payable by us.

In connection with the public offering, we paid the placement agent a fees and expenses of $517,900 and issued to the placement agent’s designees placement agent warrants to purchase up to 272,727 shares of common stock. The placement agent warrants are substantially the same terms as the warrants, except they have an exercise price equal to 125% of the per share purchase price, or $1.375 per share, and expire on the five year anniversary of the effective date of the registration statement.

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

On October 1, 2019, the Panel granted our request to continue the listing of our common stock on the Nasdaq Capital Market, subject to our satisfaction of certain conditions including, among other things, compliance with the minimum $1.00 bid price requirement by no later than January 20, 2020. In order to satisfy the minimum $1.00 bid price requirement and to make our common stock more attractive to certain institutional investors and thereby strengthen our investor base, we implemented a 1-for-15 reverse stock split of our outstanding shares of common stock. The reverse stock split was effective for Nasdaq Capital Market purposes at the open of business on November 19, 2019. Additionally, on November 19, 2019, we received formal notice from Nasdaq of our non-compliance with the minimum $2.5 million stockholders’ equity requirement, as set forth in Nasdaq Listing Rule 5550(b)(1). In accordance with the Nasdaq Listing Rules, we subsequently presented our plan to regain compliance with the stockholders’ equity rule for the Panel’s consideration. On February 7, 2020, we received a notification from the Staff that the Panel granted our request for continued listing on the Nasdaq Stock Market until May 18, 2020. On May 12, 2020, we received written notice from Nasdaq informing us that we have regained compliance with the continued listing requirements under the stockholders’ equity rule, and this matter is now closed.

Reverse Stock Split

We implemented a 1-for-15 reverse stock split of our outstanding shares of common stock that was effective for Nasdaq Capital Market purposes at the open of business on November 19, 2019. All share and related option and warrant information presented in this prospectus supplement have been retroactively adjusted to reflect the reduced number of shares and the increase in the share price which resulted from this action.

Results of Operations

The table below provides our results of operations for the periods indicated.

	Three months ended June 30		Six months ended June 30
	2020	2019	2020	2019
	(dollars in thousands)		(dollars in thousands)
Revenues	$21	$5	$51	$25
Cost of revenues	-	-	(1)	(1)
Gross profit	21	5	50	24
Research and development expenses	(340)	(379)	(688)	(671)

Sales and marketing	(452)	(479)	(1,077)	(861)
General and administrative	(562)	(710)	(1,078)	(1,318)
Operating loss	(1,333)	(1,563)	(2,793)	(2,826)
Financial income (expenses), net	29	197	30	(67)
Net loss	$(1,304)	$(1,366)	$(2,763)	$(2,893)

Six and Three Months Ended June 30, 2020 Compared to Six and Three Months Ended June 30, 2019

Revenues

From inception through December 31, 2018, we did not generate any revenue from operations and we continue to expect to incur additional losses to increase our sales and marketing efforts and to perform further research and development activities. We started to generate revenues only in 2019. Our revenues for the six months ended June 30, 2020 amounted to $51,000 compared to $25,000 for the six months ended June 30, 2019.

Our revenues for the three months ended June 30, 2020 amounted to $21,000 compared to $5,000 for the three months ended June 30, 2019. The increase from both the six and three month corresponding period primarily resulted from increase in traffic, as measured by the MySizeID engine per the license agreements.

Research and Development Expenses

Our research and development expenses for the six months ended June 30, 2020 amounted to $688,000 compared to $671,000 for the six months ended June 30, 2019. The increase from the corresponding period primarily resulted from the hiring of new employees offset by expenses associated with share-based payments to our employees.

Our research and development expenses for the three months ended June 30, 2020 amounted to $340,000 compared to $379,000 for the three months ended June 30, 2019. The decrease from the corresponding period primarily resulted from decrease in expenses associated with share-based payments to our employees.

Sales and Marketing Expenses

Our sales and marketing expenses for the six months ended June 30, 2020 amounted to $1,077,000 compared to $861,000 for the six months ended June 30, 2019. The increase in comparison with the corresponding period was mainly due to an increase in payments to marketing consultants and hiring new sales consultants.

Our sales and marketing expenses for the three months ended June 30, 2020 amounted to $452,000 compared to $479,000 for the three months ended June 30, 2019. The decrease in comparison with the corresponding period was mainly due to a decrease in shared based payments and in travel expenses offset by an increase in payments to consultants and hiring new sales consultants and increase in marketing.

General and Administrative Expenses

Our general and administrative expenses for the six months ended June 30, 2020 amounted to $1,078,000 compared to $1,318,000 for the six months ended June 30, 2019. The decrease in comparison with the corresponding period was mainly due to a decrease in payroll expenses and share-based payments offset by an increase in insurance expenses.

Our general and administrative expenses for the three months ended June 30, 2020 amounted to $562,000 compared to $710,000 for the three months ended June 30, 2019. The decrease in comparison with the corresponding period was mainly due to a decrease in payroll expenses and share-based payments offset by an increase in insurance expenses.

Operating Loss

As a result of the foregoing, for the six months ended June 30, 2020, our operating loss was $2,793,000, a decrease of $33,000, or 1%, compared to our operating loss for the six months ended June 30, 2019 of $2,826,000.

As a result of the foregoing, for the three months ended June 30, 2020, our operating loss was $1,333,000, a decrease of $230,000, or 15%, compared to our operating loss for the three months ended June 30, 2019 of $1,563,000.

Financial Income (Expenses), Net

Our financial income, net for the six months ended June 30, 2020 amounted to $30,000 as opposed to financial expenses of $67,000 for the six months ended June 30, 2019. During the six months ended June 30, 2020, we had financial income mainly from hedging activities and revaluation of investment in marketable securities whereas in the corresponding period we had financial expenses of $67,000 primarily due to exchange rate differences and revaluation of warrants.

Our financial income, net for the three months ended June 30, 2020 amounted to $29,000 compared to financial income of $197,000 for the three months ended June 30, 2019. During the three months ended June 30, 2020, we had financial income mainly from hedging activities whereas in the corresponding period we had financial income primarily due to the revaluation of warrants and revaluation of investment in marketable securities.

Net Loss

As a result of the foregoing research and development, sales and marketing, general and administrative expenses initial revenues, and financial expenses, our net loss for the six months ended June 30, 2020 was $2,763,000, compared to net loss of $2,893,000 for the six months ended June 30, 2019, the decrease in the net loss was mainly due to the reasons mentioned above.

As a result of the foregoing research and development, sales and marketing, general and administrative expenses initial revenues, and financial expenses, our net loss for the three months ended June 30, 2020 was $1,304,000, compared to net loss of $1,366,000 for the three months ended June 30, 2019, the decrease in the net loss was mainly due to the reasons mentioned above.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through public and private offerings of debt and equity in the State of Israel and in the U.S.

As of June 30, 2020, we had cash, cash equivalents, restricted cash and restricted deposits of $4,824,000 compared to $1,466,000 of cash, cash equivalents and restricted cash as of December 31, 2019. This increase primarily resulted from the registered direct offering and concurrent private placement resulting in net proceeds of $1,694,000 that was conducted in January 2020 and a public offering that resulted in net proceeds of $4,300,000 that was conducted in May 2020 offset by our operating activities.

On September 13, 2019, we entered into an At the Market Offering Agreement with H.C Wainwright, LLC or Wainwright. According to the agreement, we may offer and sell, from time to time, our shares of common stock having an aggregate offering price of up to $5.5 million through Wainwright or the ATM Prospectus Supplement. From September 13, 2019 until January 15, 2020, we issued 87,756 shares of common stock at an average price of $4.77 per share through the ATM Prospectus Supplement, resulting in net proceeds of $418,524. We paid a commission equal to 3% of the gross proceeds from the sale of our shares of common stock under the ATM Prospectus Supplement. On January 15, 2020, we terminated the ATM Prospectus Supplement, but the offering agreement remains in full force and effect.

Cash used in operating activities amounted to $2,625,000 for the six months ended June 30, 2020, compared to $2,424,000 for the six months ended June 30, 2019. The increase in cash used in operating activities was mainly due to stock based compensation offset by revaluation of warrants and derivatives.

Net cash provided by investing activities was $200,000 for the six months ended June 30, 2020, compared to cash used in investing activities of $1,366,000 for the six months ended June 30, 2019. The change from the corresponding period was mainly due to increase in restricted deposits compared with proceeds from restricted deposits and from short term deposits in the corresponding period.

Net cash provided by financing activities was $6,011,000 for the six months ended June 30, 2020, compared to none for the six months ended June 30, 2019. The cash flow from financing activities for the six months ended June 30, 2020 resulted from the registered direct offering and concurrent private placement of our securities in January 2020 and the public offering of our securities in May 2020.

We do not have any material commitments for capital expenditures during the next twelve months.

We expect to continue to generate losses and negative cash flows from operations for the foreseeable future and expect to need to obtain additional funds in the future. Based on the projected cash flows and cash balances as of June 30, 2020, management is of the opinion that our existing cash will be sufficient to fund operations until the end of second quarter 2021. As a result, there is substantial doubt about the Company’s ability to continue as a going concern. However, we will need to raise additional capital, which may not be available on reasonable terms or at all. Additional capital would be used to accomplish the following:

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

Functional Currency

We reassessed our functional currency and determined to change its functional currency to the U.S. dollar from the NIS as of January 1, 2020. The change in functional currency was accounted for prospectively from that date. In 2019, we went through a strategic shift which involved a significant change in our business model, that clearly indicates that the functional currency has changed, beginning January 2020. In previous years, we acted as a platform to fund our operational subsidiary, My Size Israel, which conducts our research and development activities in NIS. Accordingly, we has not been substantially focused on our operating activities for that period. By the end of 2018, we transitioned to a new business model (B2B2C) and concluded that the main market that we should focus on would be the apparel market in the US. Consequently, we established marketing and distribution channels in the US along with having a new pricing model denominated in USD. Throughout 2019, we hired sales personnel which are based in the US and signed agreements with customers for which we began generating revenue in USD for the first time since it began its operations. Accordingly, by the end of 2019, we are no longer considered a ‘holding company’ for the matter of determining its functional currency under ASC 830 based on the currency of its operating entities. As a result of being an operational company that enters into operational agreements and generates revenues on an ongoing basis, our management has concluded that as of January 1 2020, the currency that most faithfully portrays the economic results of our operations is the U.S. dollar.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2020. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2020 were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In June 2020, we entered into a consulting agreement with a consultant pursuant to which we agreed upon the three-month anniversary of the agreement to issue a warrant to purchase up to 7,500 shares of our common stock. The warrants are exercisable at $1.30 per share and have a term of 18 months from the date of issuance. The securities above were offered and sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act since, among other things, the transactions did not involve a public offering.

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

My Size, Inc.

Date: August 13, 2020	By:	/s/ Ronen Luzon
Ronen Luzon
Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2020	By:	/s/ Or Kles
Or Kles
Chief Financial Officer (Principal Financial and Accounting Officer)