Form 10-Q
period 2020-09-30
My Size, Inc.
filed 2020-11-12
CIK 1211805

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of November 11, 2020, 7,232,836 shares of common stock, par value $0.001 per share were issued and outstanding.

MY SIZE, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2020

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

My Size Inc. and Subsidiaries

Condensed Consolidated

Interim

Financial Statements

As of September 30, 2020

(unaudited)

U.S. Dollars in Thousands

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Financial Statements as of September 30, 2020 (Unaudited)

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Balance Sheets

U.S. dollars in thousands (except share data and per share data)

	September 30,	December 31,
	2020	2019
	(Unaudited)	(Audited)
Assets
Current Assets:
Cash and cash equivalents	3,524	1,203
Restricted cash	80	263
Restricted deposits	182	-
Accounts receivable	34	38
Other receivables and prepaid expenses	103	321
Total current assets	3,923	1,825

Property and equipment, net	126	141
Right-of-use Asset	890	966
Investment in marketable securities	44	26
Total non-current assets	1,060	1,133

Total assets	4,983	2,958

Liabilities and stockholders’ equity

Current liabilities:
Operating lease liability	119	102
Trade payables	429	440
Accounts payable	386	378
Warrants and derivatives	-	328
Total current liabilities	934	1,248

Operating lease liability	572	659
Total non-current liabilities	572	659

Total liabilities	1,506	1,907

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity:
Stock Capital -
Common stock of $ 0.001 par value - Authorized: 100,000,000 shares; Issued and outstanding: 7,232,836 and 2,085,900 as of September 30, 2020 and December 31, 2019, respectively	7	2
Additional paid-in capital	36,907	30,102
Accumulated other comprehensive loss	(486)	(539)
Accumulated deficit	(32,951)	(28,514)
Total stockholders’ equity	3,477	1,051
Total liabilities and stockholders’ equity	4,983	2,958

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Statements of Comprehensive Loss

U.S. dollars in thousands (except share data and per share data)

	Nine-Months Ended September 30,		Three-Months Ended September 30,
	2020	2019	2020	2019
	$ thousands (Unaudited)	$ thousands (Unaudited)	$ thousands (Unaudited)	$ thousands (Unaudited)

Revenues	139	31	88	6
Cost of revenues	(2)	(1)	(1)	-
Gross profit	137	30	87	6

Operating expenses
Research and development	(1,085)	(1,066)	(397)	(395)
Sales and marketing	(1,632)	(1,387)	(555)	(526)
General and administrative	(1,855)	(2,002)	(777)	(684)

Total operating expenses	(4,572)	(4,455)	(1,729)	(1,605)
Operating loss	(4,435)	(4,425)	(1,642)	(1,599)
Financial income (expenses), net	(2)	182	(32)	249
Net loss	(4,437)	(4,243)	(1,674)	(1,350)

Other comprehensive income (loss):

Foreign currency translation differences	53	292	50	58

Total comprehensive loss	(4,384)	(3,951)	(1,624)	(1,292)

Basic and diluted loss per share	(0.89)	(2.1)	(0.23)	(0.75)
Basic and diluted weighted average number of shares outstanding	4,971,202	1,991,525	7,217,619	1,992,242

The accompanying notes are an integral part of the interim condensed consolidated financial statements

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Statements of Changes in Stockholders’ Equity

U.S. dollars in thousands (except share data and per share data)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number	Amount	capital	loss	deficit	equity

Balance as of January 1, 2020	2,085,900	2	30,102	(539)	(28,514)	1,051

Stock-based compensation related to options granted to employees and consultants	-	-	388	-	-	388
Issuance of shares, net of issuance cost of $1,160	2,439,802	3	5,992	-	-	5,995
Exercise of warrants and pre funded warrants	2,707,134	2	97	-	-	99
Liability reclassified to equity (*)	-	-	328	-	-	328
Total comprehensive loss	-	-	-	53	(4,437)	(4,384)
Balance as of September 30, 2020	7,232,836	7	36,907	(486)	(32,951)	3,477

(*)	See note 2 c.

	Common stock			Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number	Amount		capital	loss	deficit	equity

Balance as of January 1, 2019	1,990,159	2		29,144	(835)	(23,017)	5,294

Stock-based compensation related to options granted to employees and consultants	-	-		519	-	-	519
Issuance of shares to consultants	2,084	(**	)	48	-	-	48
Total comprehensive loss	-	-		-	292	(4,243)	(3,951)
Balance as of September 30, 2019	1,992,243	2		29,711	(543)	(27,260)	1,910

(**)	Represents an amount less than $1.

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Statements of Changes in Stockholders’ Equity (Cont.)

U.S. dollars in thousands (except share data and per share data)

	Common stock			Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number	Amount		capital	loss	deficit	equity

Balance as of July 1, 2020	7,157,836	7		36,599	(536)	(31,277)	4,793

Stock-based compensation related to options granted to employees and consultants	-	-		225	-	-	225
Exercise of warrants	75,000	(**	)	83	-	-	83
Total comprehensive loss	-	-		-	50	(1,674)	(1,624)
Balance as of September 30, 2020	7,232,836	7		36,907	(486)	(32,951)	3,477

(**)	Represents an amount less than $1.

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number	Amount	capital	loss	deficit	equity

Balance as of July 1, 2019	1,992,243	2	29,566	(601)	(25,910)	3,057

Stock-based compensation related to options granted to employees and consultants	-	-	145	-	-	145
Total comprehensive loss	-	-	-	58	(1,350)	(1,292)
Balance as of September 30, 2019	1,992,243	2	29,711	(543)	(27,260)	1,910

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Statements of Cash Flows

U.S. dollars in thousands

	Nine-Months Ended September 30,
	2020	2019
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	(4,437)	(4,243)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	28	21
Amortization of operating lease right-of-use asset	31	-
Revaluation of warrants and derivatives	2	(629)
Interest and revaluation of short-term deposit	-	55
Interest received from short-term deposit	-	16
Revaluation of investment in marketable securities	(18)	146
Stock based compensation	388	567
Decrease in accounts receivables	5	-
Decrease (increase) in other receivables and prepaid expenses	218	(188)
(Decrease) increase in trade payable	(10)	165
Increase in accounts payable	2	8

Net cash used in operating activities	(3,791)	(4,082)

Cash flows from investing activities:

Proceeds from short-term deposits	-	1,200
(Investment in) proceeds from restricted deposits	(170)	181
Investment in right-of-use asset	(25)	-
Purchase of property and equipment	(14)	(21)

Net cash provided by (used in) investing activities	(209)	1,360

Cash flows from financing activities:
Proceeds from issuance of shares and pre-funded warrants, net of issuance costs	6,094	-

Net cash provided by financing activities	6,094	-

Effect of exchange rate fluctuations on cash and cash equivalents	44	315

Increase in cash, cash equivalents and restricted cash	2,138	(2,407)
Cash, cash equivalents and restricted cash at the beginning of the period	1,466	5,230

Cash, cash equivalents and restricted cash at the end of the period	3,604	2,823

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

b.

During the nine month period ended September 30, 2020, the Company has incurred significant losses and negative cash flows from operations and has an accumulated deficit of $32,951. The Company has financed its operations mainly through fundraising from various investors.

The Company’s management expects that the Company will continue to generate losses and negative cash flows from operations for the foreseeable future. Based on the projected cash flows and cash balances as of September 30, 2020, management is of the opinion that its existing cash will be sufficient to fund operations until the end of the second quarter of 2021. As a result, there is substantial doubt about the Company’s ability to continue as a going concern.

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

The accompanying unaudited condensed consolidated interim financial statements included herein have been prepared by the Company in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements are comprised of the financial statements of the Company. In management’s opinion, the interim financial data presented includes all adjustments necessary for a fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by U.S. generally accepted accounting principles (“GAAP”) has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2020.

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

The Company reassessed its functional currency and determined to change its functional currency to the U.S. dollar from the NIS as of January 1, 2020. The change in functional currency was accounted for prospectively from that date. In 2019, the Company went through a strategic shift which involved a significant change in its business model, that clearly indicates that the functional currency has changed, beginning January 2020. In previous years, the Company acted as a platform to fund its operational subsidiary, My Size Israel, which conducts its research and development activities in NIS. Accordingly, the Company has not been substantially focused on its operating activities for that period. By the end of 2018, the Company transitioned to a new business model (B2B2C) and concluded that the main market that the Company should focus on would be the apparel market in the US. Consequently, the Company established marketing and distribution channels in the US along with having a new pricing model denominated in USD. Throughout 2019, the Company itself hired sales personnel which are based in the US and signed agreements with customers for which it began generating revenue in USD for the first time since it began its operations. Accordingly, by the end of 2019, the Company is no longer considered a ‘holding company’ for the matter of determining its functional currency under ASC 830 based on the currency of its operating entities. As a result of being an operational company that enters into operational agreements and generates revenues on an ongoing basis, the management of the Company has concluded that as of January 1 2020, the currency that most faithfully portrays the economic results of the Company’s operations is the U.S. dollar.

My Size Israel’s functional currency remains the NIS.

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

	September 30, 2020
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial assets

Investment in marketable securities (*)	-	44	-

MY SIZE, INC. AND ITS SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 3 - Financial Instruments (Cont.)

	December 31, 2019
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial assets

Investment in marketable securities (*)	-	26	-

	December 31, 2019
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial liabilities

Warrants and derivatives	-	328	-

(*)	For the nine and three month periods ended September 30, 2020 and 2019, the recognized gain (loss) (based on quoted market prices with a discount due to security restrictions on iMine shares) of the marketable securities was $18 and $3, and $(146) and $(42), respectively.

Note 4 - Stock Based Compensation

The stock-based expense equity awards recognized in the financial statements for services received is related to Research and Development, Sales and Marketing and General and Administrative expenses as shown in the following table:

	Nine months ended September 30,		Three months ended September 30,
	2020	2019	2020	2019

Stock-based compensation expense - Research and Development	126	125	75	33
Stock-based compensation expense - Sales and Marketing	87	211	41	56
Stock-based compensation expense - General and Administrative	175	231	109	56
	388	567	225	145

Options issued to consultants:

a.	Further to Note 11n of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019:

In September 2020, the Company granted additional options to a consultant (“Consultant14”) to purchase up to 22,233 shares of the Company’s common stock. The options are exercisable at $1.08 per share and shall vest in four equal instalments every six months starting September 1, 2020. Unexercised options shall expire on September 1,2025.

During the nine and three month period ended September 30, 2020, an amount of $1 was recorded by the Company as stock option compensation expense with respect to the option grant to Consultant14.

b.	During the nine month period ended September 30, 2020, the Company granted an aggregate of 28,233 options to consultants. No such options were exercised and 8,338 options expired.

The total stock option compensation expense during the nine and three month period ended September 30, 2020 and 2019 which was recorded under sales and marketing was $8 and $3, and $70 and $10, respectively and under general and administrative was $17 and $5, and $65 and $11, respectively.

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

In March 2020, warrants to purchase up to 66,667 shares of common stock of the Company, that were not exercised, expired.

d.

In June 2020, the Company entered into a consulting agreement with a consultant pursuant to which the Company agreed upon the three-month anniversary of the agreement to issue to the consultant a warrant to purchase up to 7,500 shares of the Company’s common stock. The warrant is exercisable at $1.30 per share and has a term of 18 months from the grant date.

During the nine and three month period ended September 30, 2020, an amount of $4 and $4, respectively, was recorded by the Company as stock option compensation expense with respect to the consultant.

MY SIZE, INC. AND ITS SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 4 - Stock Based Compensation (Cont.)

Stock Option Plan for Employees:

In March 2017, the Company adopted the My Size, Inc. 2017 Equity Incentive Plan (the “2017 Employee Plan”) pursuant to which the Company’s Board of Directors may grant stock options to officers and key employees. The total number of options which may be granted to directors, officers, employees under this plan, was initially limited to 200,000 shares of common stock. Stock options can be granted with an exercise price equal to or less than the stock’s fair market value at the grant date. As further described below, in August 2020, the Company’s shareholders approved an increase in the number of shares available for issuance under the Plan to 1,450,000.

On May 25, 2020, the compensation committee of the Board of Directors of the Company reduced the exercise price of outstanding options of employees and directors of the Company for the purchase of an aggregate of 140,237 shares of common stock of the Company (with exercise prices ranging between $18.15 and $9.15) to $1.04 per share, which was the closing price for the Company’s common stock on May 22, 2020, and extended the term of the foregoing options for an additional one year from the original date of expiration. The incremental compensation cost resulting from the repricing was $53, and the expenses during both the nine and three months ended September 30, 2020 were $47 and $4, respectively.

On August 10, 2020, the Company’s shareholders approved an increase in the shares available for issuance under the 2017 Employee Plan from 200,000 to 1,450,000 shares. As a result and pursuant to approval of the Company’s compensation committee that was contingent on the foregoing shareholder approval, the following occurred on August 10, 2020: (i) the number of shares available for issuance under the Company’s 2017 Consultant Incentive Plan was reduced from 466,667 to 216,667 shares: (ii) the Company granted to the Company’s Chief Executive Officer (A) a five-year options to purchase up to 160,000 ordinary shares at an exercise price of $1.04 per share. One quarter of such options vest on November 26, 2020, one quarter vest on May 26, 2021, one quarter vest on November 26, 2021 and one quarter vest on May 26, 2022, and (B) 80,000 performance-based restricted stock units, each representing the right to receive one share of common stock, which vest (x) upon the Company generating revenue of at least $50,000 in the Russian Federation during the year ending 2020, or (y) upon the Company generating revenue of at least $500,000 in the Russian Federation during the year ending 2021; (iii) the Company granted five-year options to purchase up to 130,000 ordinary shares to the Company’s Chief Financial Officer at an exercise price of $1.04 per share. One quarter of such options vest on November 26, 2020, one quarter vest on May 26, 2021, one quarter vest on November 26, 2021 and one quarter vest on May 26, 2022; (iv) the Company granted five-year options to purchase up to 130,000 ordinary shares to the Company’s Chief Operating Officer and Chief Product Officer at an exercise price of $1.04 per share. One quarter of such options vest on November 26, 2020, one quarter vest on May 26, 2021, one quarter vest on November 26, 2021 and one quarter vest on May 26, 2022; (v) the Company granted five-year options to purchase up to 325,893 ordinary shares to other employees of the Company at an exercise price of $1.04 per share. One quarter of such options vest on November 26, 2020, one quarter vest on May 26, 2021, one quarter vest on November 26, 2021 and one quarter vest on May 26, 2022; and (vi) the Company granted five-year options to purchase up to 30,000 ordinary shares to each of the Company’s non-employee board members at an exercise price of $1.04 per share. These options vest on November 26, 2020.

During the nine and three month period ended September 30, 2020, the Company granted an aggregate of 861,999 of stock options under the 2017 Employee Plan, no such options were exercised and options to purchase 24,780 and 2,780 shares of common stock, respectively, expired.

The total stock option compensation expense during the nine and three month period ended September 30, 2020 and 2019 which was recorded was $312 and $209, and $432 and $124, respectively.

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

Further to Note 13b of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019:

On February 7, 2020, the Company received the formal decision of the Nasdaq Hearings Panel (the “Panel”), in which the Panel determined that the Company has evidenced full compliance with the minimum $1.00 per share bid price requirement, and granted the Company’s request for continued listing on Nasdaq pursuant to an extension, through May 18, 2020, to demonstrate compliance with the minimum $2.5 million stockholders’ equity requirement.

On May 12, 2020, the Company received the formal decision of the Panel, in which the Panel determined that the Company has evidenced full compliance with the minimum $2.5 million stockholders’ equity requirement. Accordingly, the Panel has determined to continue the listing of the Company’s securities on the Nasdaq Stock Market and closed this matter.

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

c.	In late 2019, a novel strain of COVID-19, also known as coronavirus, was reported in Wuhan, China. While initially the outbreak was largely concentrated in China, it has now spread to Israel and the United States, and infections have been reported globally. Many countries around the world, including in Israel, have significant governmental measures being implemented to control the spread of the virus, including temporary closure of businesses, severe restrictions on travel and the movement of people, and other material limitations on the conduct of business. These measures have resulted in work stoppages and other disruptions. The Company has implemented remote working and work place protocols for its employees in accordance with government requirements. In addition, while the Company has seen an increased demand for MySizeID, the COVID-19 pandemic has had a particularly adverse impact on the retail industry and this has resulted in an adverse impact on the Company’s marketing and sales activities. For example, the Company has three ongoing pilots with international retailers that have been halted, the Company is unable to participate physically in industry conferences, its ability to meet with potential customers is limited and in certain instances sales processes have been delayed or cancelled. The extent to which COVID-19 continues to impact the Company’s operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the outbreak, and the actions that may be required to contain COVID-19 or treat its impact.

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

Any forward-looking statements are qualified in their entirety by reference to the risk factors discussed throughout this Quarterly Report on Form 10-Q. Some of the risks, uncertainties and assumptions that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include but are not limited to:

●	our history of losses and needs for additional capital to fund our operations and our inability to obtain additional capital on acceptable terms, or at all;

●	our ability to continue as a going concern;

●	risks related to the COVID-19 pandemic;

●	the new and unproven nature of the measurement technology markets;

●	our ability to achieve customer adoption of our products;

●	our dependence on assets we purchased from a related party and the risk that such assets may in the future be repurchased;

●	our ability to enhance our brand and increase market awareness;

●	our ability to introduce new products and continually enhance our product offerings;

●	the success of our strategic relationships with third parties;

●	information technology system failures or breaches of our network security;

●	competition from competitors;

●	our reliance on key members of our management team;

●	current or future litigation;

●	the impact of the political and security situation in Israel on our business; and

●	our ability to remain listed on the Nasdaq Capital Market.

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

We are in the commercialization phase of our products, although we have only generated minimal revenues to date. MySizeID has been incorporated into a number of major retailers including DeMoulin, U.S. Polo Assn., Slam, Refrigiwear, Tricorp, Nocturne and MySizeID is also available on leading e-commerce websites including WooCommerce, Shopify and Lightspeed. In recent months, we announced an increase in online apparel sales and reduction in returns of online orders of Penti customers utilizing MySizeID; we opened a subsidiary in Russia; two French retail brands, La Pièce and Habillez-moi, are integrating MySizeID into their e-commerce websites; we integrated MySizeID into Sweet Fit, a virtual fitting mirror; we received a notice of allowance from the USPTO for our patent application, titled: “A system for and a method of measuring a path length using a handheld electronic device”; we hired two new sales executives in France; we developed a custom clothing made-to-measure and contactless shopping features for the MySizeID application; we released the new OneClick feature for the BoxSize application; and we received a notice of allowance from the Russian Patent & Trademark Office for our patent application, titled: “A system for and a method of measuring a path length using a handheld electronic device.”

While we rollout our products to major retailers and apparel companies, there is a lead time for new customers to ramp up before we can recognize revenue. This lead time varies between customers, especially when the customer is a tier 1 retailer, where the integration process may take longer. Generally, first we integrate our product into a customer’s online platform, which is followed by piloting and implementation, and, assuming we are successful, commercial roll-out, all of which takes time before we expect it to impact our financial results in a meaningful way. While we have begun generating initial sales revenue, we do not expect to generate meaningful revenue during the upcoming quarters. In addition, the COVID-19 pandemic has had a particularly adverse impact on the retail industry and this has resulted in an adverse impact on our marketing and sales activities. For example, we have three ongoing pilots with international retailers that have been halted, we are unable to participate physically in industry conferences, our ability to meet with potential customers is limited and in certain instances sales processes have been delayed or cancelled. Because of the numerous risks and uncertainties associated with the COVID-19 pandemic, the success of our market penetration and our dependence on the extent to which MySizeID is adopted and utilized, we are unable to predict the extent to which we will recognize revenue. We may be unable to successfully develop or market any of our current or proposed products or technologies, those products or technologies may not generate any revenues, and any revenues generated may not be sufficient for us to become profitable or thereafter maintain profitability.

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

Important Information about COVID-19

In late 2019, a novel strain of COVID-19, also known as coronavirus, was reported in Wuhan, China. While initially the outbreak was largely concentrated in China, it has now spread to Israel and the United States, and infections have been reported globally. Many countries around the world, including in Israel, have significant governmental measures implemented to control the spread of the virus, including temporary closure of businesses, severe restrictions on travel and the movement of people, and other material limitations on the conduct of business. These measures have resulted in work stoppages and other disruptions. We implemented remote working and work place protocols for our employees in accordance with Israeli government requirements. In addition, while we have seen an increased demand for MySizeID, the COVID-19 pandemic has had a particularly adverse impact on the retail industry and this has resulted in an adverse impact on our marketing and sales activities. For example, we have three ongoing pilots with international retailers that have been halted, we are unable to participate physically in industry conferences, our ability to meet with potential customers is limited, and in certain instances sales processes have been delayed or cancelled. The extent to which COVID-19 continues to impact our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the outbreak, and the actions that may be required to contain COVID-19 or treat its impact.

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

Results of Operations

The table below provides our results of operations for the periods indicated.

	Three months ended September 30		Nine months ended September 30
	2020	2019	2020	2019
	(dollars in thousands)		(dollars in thousands)
Revenues	$88	$6	$139	$31
Cost of revenues	(1)	-	(2)	(1)
Gross profit	87	6	137	30
Research and development expenses	(397)	(395)	(1,085)	(1,066)

Sales and marketing	(555)	(526)	(1,632)	(1,387)
General and administrative	(777)	(684)	(1,855)	(2,002)
Operating loss	(1,642)	(1,599)	(4,435)	(4,425)
Financial income (expenses), net	(32)	249	(2)	182
Net loss	$(1,674)	$(1,350)	$(4,437)	$(2,243)

Nine and Three Months Ended September 30, 2020 Compared to Nine and Three Months Ended September 30, 2019

Revenues

From inception through December 31, 2018, we did not generate any revenue from operations and we continue to expect to incur additional losses to increase our sales and marketing efforts and to perform further research and development activities. We started to generate revenues only in 2019. Our revenues for the nine months ended September 30, 2020 amounted to $139,000 compared to $31,000 for the nine months ended September 30, 2019.

Our revenues for the three months ended September 30, 2020 amounted to $88,000 compared to $6,000 for the three months ended September 30, 2019. The increase from both the nine and three month corresponding period primarily resulted from increase in traffic, as measured by the MySizeID engine under the license agreements with customers and from fees from customer projects.

Research and Development Expenses

Our research and development expenses for the nine months ended September 30, 2020 amounted to $1,085,000 compared to $1,066,000 for the nine months ended September 30, 2019.

Our research and development expenses for the three months ended September 30, 2020 amounted to $397,000 compared to $395,000 for the three months ended September 30, 2019.

Sales and Marketing Expenses

Our sales and marketing expenses for the nine months ended September 30, 2020 amounted to $1,632,000 compared to $1,387,000 for the nine months ended September 30, 2019. The increase in comparison with the corresponding period was mainly due to an increase in marketing consultants and hiring new sales consultants offset by a decrease in travel expenses.

Our sales and marketing expenses for the three months ended September 30, 2020 amounted to $555,000 compared to $526,000 for the three months ended September 30, 2019. The increase in comparison with the corresponding period was mainly due to an increase in marketing consultants and hiring new sales consultants and increase in marketing offset by a decrease in travel expenses.

General and Administrative Expenses

Our general and administrative expenses for the nine months ended September 30, 2020 amounted to $1,855,000 compared to $2,002,000 for the nine months ended September 30, 2019. The decrease in comparison with the corresponding period was mainly due to a decrease in payroll expenses and share-based payments offset by an increase in insurance expenses.

Our general and administrative expenses for the three months ended September 30, 2020 amounted to $777,000 compared to $684,000 for the three months ended September 30, 2019. The decrease in comparison with the corresponding period was mainly due to a decrease in payroll expenses and share-based payments offset by an increase in insurance expenses.

Operating Loss

As a result of the foregoing, for the nine months ended September 30, 2020, our operating loss was $4,435,000, an increase of $10,000, or 0.2%, compared to our operating loss for nine months ended September 30, 2019 of $4,425,000.

As a result of the foregoing, for the three months ended September 30, 2020, our operating loss was $1,642,000, an increase of $43,000, or 2.7%, compared to our operating loss for the three months ended September 30, 2019 of $1,599,000.

Financial Income (Expenses), Net

Our financial expenses, net for the nine months ended September 30, 2020 amounted to $2,000 as opposed to financial income of $182,000 for the nine months ended September 30, 2019. During the nine months ended September 30, 2020, we had financial expenses mainly from exchange rate differences offset by financial income mainly from revaluation of investment in marketable securities whereas in the corresponding period we had financial income of $67,000 primarily due to revaluation of warrants offset by financial income mainly from exchange rate differences and revaluation of investment in marketable securities.

Our financial expenses, net for the three months ended September 30, 2020 amounted to $32,000 compared to financial income of $249,000 for the three months ended September 30, 2019. During the three months ended September 30, 2020, we had financial expenses mainly from hedging activities and exchange rate differences whereas in the corresponding period we had financial income primarily due to the revaluation of warrants.

Net Loss

As a result of the foregoing research and development, sales and marketing, general and administrative expenses initial revenues, and financial expenses, our net loss for the nine months ended September 30, 2020 was $4,437,000, compared to net loss of $4,243,000 for the nine months ended September 30, 2019, the increase in the net loss was mainly due to the reasons mentioned above.

As a result of the foregoing research and development, sales and marketing, general and administrative expenses initial revenues, and financial expenses, our net loss for the three months ended September 30, 2020 was $1,674,000, compared to net loss of $1,350,000 for the three months ended September 30, 2019, the increase in the net loss was mainly due to the reasons mentioned above.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through public and private offerings of debt and equity in the State of Israel and in the U.S.

As of September 30, 2020, we had cash, cash equivalents, restricted cash and restricted deposits of $3,786,000 compared to $1,466,000 of cash, cash equivalents and restricted cash as of December 31, 2019. This increase primarily resulted from the registered direct offering and concurrent private placement resulting in net proceeds of $1,694,000 that was conducted in January 2020 and a public offering that resulted in net proceeds of $4,300,000 that was conducted in May 2020 offset by our operating activities.

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

Cash used in operating activities amounted to $3,791,000 for the nine months ended September 30, 2020, compared to $4,082,000 for the nine months ended September 30, 2019. The decrease in cash used in operating activities was mainly due to revaluation of warrants and derivatives in the corresponding period.

Net cash used in investing activities was $209,000 for the nine months ended September 30, 2020, compared to cash used in investing activities of $1,360,000 for the nine months ended September 30, 2019. The change from the corresponding period was mainly due to increase in restricted deposits compared with proceeds from restricted deposits and from short term deposits in the corresponding period.

Net cash provided by financing activities was $6,094,000 for the nine months ended September 30, 2020, compared to none for the nine months ended September 30, 2019. The cash flow from financing activities for the nine months ended September 30, 2020 resulted from the registered direct offering and concurrent private placement of our securities in January 2020 and the public offering of our securities in May 2020.

We do not have any material commitments for capital expenditures during the next twelve months.

We expect to continue to generate losses and negative cash flows from operations for the foreseeable future and expect to need to obtain additional funds in the future. Based on the projected cash flows and cash balances as of September 30, 2020, management is of the opinion that our existing cash will be sufficient to fund operations until the end of second quarter 2021. As a result, there is substantial doubt about the Company’s ability to continue as a going concern. However, we will need to raise additional capital, which may not be available on reasonable terms or at all. Additional capital would be used to accomplish the following:

●	finance our current operating expenses;

●	pursue growth opportunities;

●	hire and retain qualified management and key employees;

●	respond to competitive pressures;

●	comply with regulatory requirements; and

●	maintain compliance with applicable laws and exchange rules.

Current conditions in the capital markets are such that traditional sources of capital may not be available to us when needed or may be available only on unfavorable terms. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, the COVID-19 pandemic, economic conditions and a number of other factors, many of which are outside our control, and on our financial performance. Accordingly, we cannot assure you that we will be able to successfully raise additional capital at all or on terms that are acceptable to us. If we cannot raise additional capital when needed, it may have a material adverse effect on our business, results of operations and financial condition.

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

Functional Currency

We reassessed our functional currency and determined to change its functional currency to the U.S. dollar from the NIS as of January 1, 2020. The change in functional currency was accounted for prospectively from that date. In 2019, we went through a strategic shift which involved a significant change in our business model, that clearly indicates that the functional currency has changed, beginning January 2020. In previous years, we acted as a platform to fund our operational subsidiary, My Size Israel 2014 Ltd., which conducts our research and development activities in NIS. Accordingly, we has not been substantially focused on our operating activities for that period. By the end of 2018, we transitioned to a new business model (B2B2C) and concluded that the main market that we should focus on would be the apparel market in the US. Consequently, we established marketing and distribution channels in the US along with having a new pricing model denominated in USD. Throughout 2019, we hired sales personnel which are based in the US and signed agreements with customers for which we began generating revenue in USD for the first time since it began its operations. Accordingly, by the end of 2019, we are no longer considered a ‘holding company’ for the matter of determining its functional currency under ASC 830 based on the currency of its operating entities. As a result of being an operational company that enters into operational agreements and generates revenues on an ongoing basis, our management has concluded that as of January 1 2020, the currency that most faithfully portrays the economic results of our operations is the U.S. dollar.

My Size Israel 2014 Ltd.’s functional currency remains the NIS.

Our presentation currency of the financial statements was and continues to remain U.S. dollar.

Our functional currency of our Russian subsidiary, My Size LLC, is the Russian ruble.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2020. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2020 were effective.

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

My Size, Inc.

Date: November 12, 2020	By:	/s/ Ronen Luzon
Ronen Luzon
Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2020	By:	/s/ Or Kles
Or Kles
Chief Financial Officer (Principal Financial and Accounting Officer)