Form 10-K
period 2020-12-31
My Size, Inc.
filed 2021-03-29
CIK 1211805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number 001-37370

MY SIZE, INC.

(Exact name of registrant as specified in charter)

Delaware	51-0394637
(State or jurisdiction of Incorporation or organization)	I.R.S Employer Identification No.

3 Arava St., POB 1026, Airport City, Israel	7010000
(Address of principal executive offices)	(Zip code)

+972-3- 6009030

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	MYSZ	The Nasdaq Capital Market

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $7,666,806.

Number of shares of common stock outstanding as of March 26, 2021 was 12,145,547.

Documents Incorporated by Reference: None.

i

PART I

In this Annual Report on Form 10-K, unless the context requires otherwise, the terms “we,” “our,” “us,” or “the Company” refer to MySize, Inc., a Delaware corporation, and its subsidiaries, including MySize Israel 2014 Ltd. taken as a whole.

References to “U.S. dollars” and “$” are to currency of the United States of America, and references to “NIS” are to New Israeli Shekels. Unless otherwise indicated, U.S. dollar translations of NIS amounts presented in this Annual Report on Form 10-K for the year ended on December 31, 2020 are translated using the rate of NIS 3.2150 to $1.00.

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

Any forward-looking statements are qualified in their entirety by reference to the risk factors discussed throughout this Annual Report on Form 10-K. Some of the risks, uncertainties and assumptions that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include but are not limited to:

●	our history of losses and needs for additional capital to fund our operations and our inability to obtain additional capital on acceptable terms, or at all;

●	risks related to our ability to continue as a going concern;

●	risks related to the COVID-19 pandemic;

●	the new and unproven nature of the measurement technology markets;

●	our ability to achieve customer adoption of our products;

●	our dependence on assets we purchased from a related party and the risk that such assets be repurchased;

●	our ability to enhance our brand and increase market awareness;

●	our ability to introduce new products and continually enhance our product offerings;

●	the success of our strategic relationships with third parties;

●	information technology system failures or breaches of our network security;

●	competition from competitors;

●	our reliance on key members of our management team;

●	current or future litigation; and

●	the impact of the political and security situation in Israel on our business.

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

Our Growth Strategy

We intend to drive revenue primarily through penetration of the U.S. market through a B2B2C model in the verticals we are targeting. We intend to pursue the following growth strategies:

●	Sign Additional Commercial Agreements with U.S. Retailers. During 2019 and 2020, we entered into commercial agreements with Penti, DeMoulin, UniformMarket, and Tricorp among others. We are in various stages of discussions with U.S. retailers for the deployment of our measurement technology with a view to entering into additional commercial agreements.

●

Pursue a Two-Pronged Commercialization Strategy. We are seeking to accelerate adoption of our solutions both through direct partnerships with e-commerce websites as well as through third party platform websites. While we seek to directly enter into partnerships with companies maintaining e-commerce websites in the apparel, courier and DIY markets, we are also seeking to deploy our solutions on third party platforms. MySizeID is available for online retailers utilizing the WooCoomerce, Shopify and Lightspeed platforms while BoxSize is available on the Honeywell Marketplace, Zebra Technologies and Datalogic

●	Ongoing Investment in our Technology Platform. We intend to continue to invest in building new software capabilities and extending our platform to bring the power of accurate measurement to a broader range of applications. In particular, we seek not only to deliver size recommendations but to provide a robust, end-to-end, AI-driven platform that inspires consumer confidence and drives revenue growth by providing a superior consumer journey to both online and the brick and mortar stores.

●	Grow our database. As the usage of our measurement apps increases, our database of information including user behavior and body measurements generates valuable statistics. Such data can be used in the big data market for targeted advertising and for blind consumer data mining.

●

Identify and acquire synergistic businesses. In order to reduce time to market and obtain complementary technologies, we are seeking to acquire technologies and businesses that are synergistic to our product offering.

●	Partnerships and cooperation – in order to bring a wider solution for the retail market we are working to partner and integrate our technology with partners that can increase our penetration and offering to the market.

The Markets

The mass adoption of mobile technologies such as tablets and smartphones has led to a surge of consumer activity online. Tasks that were once primarily brick-and-mortar – shopping for clothes, shipping a package, or buying supplies for a DIY home renovation project – have now shifted to digital, as consumers prefer the convenience of shopping anywhere, anytime.

E-commerce’s meteoric rise has been a boon to retailers who can offer shoppers a simple customer experience through desktop or mobile devices. Retail e-commerce sales worldwide for 2019 were estimated to be $3.5 trillion and forecast to grow to $6.5 trillion in 2022. While many sectors have found ways to increase revenue through e-commerce, e-commerce is still plagued by issues that cut into profits and negatively impact the bottom line, such as customer returns, low consumer conversion, and associated restocking and shipping costs.

Fashion/Apparel

The fashion market is one of the fastest growing sectors of online retail – what was already estimated to be an approximately $525 billion market in 2019 and is projected to increase to over $1,003 billion by the end of 2025. However, conveniences of online shopping, including simple search filters, the ability to purchase apparel without trying it on, and free returns, have led consumers to a more free-wheeling buying style that is costing retailers major dollars.

One of the biggest causes for returns are sizing issues, due in part to a truly universal sizing system that leaves consumers guessing what size they need or ordering multiple sizes and returning the ones that do not fit, all the retailer’s expense. The value of e-commerce items returned in the U.S. was estimated to be $121 billion in 2017 and expected to reach to $348 billion in 2023.

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

During 2020, MySizeID delivered over 12 million size recommendations.

Shipping/Parcel

According to Pitney Bowes, parcel revenue in 13 major countries around the world increased by 9% year over year from $323 billion in 2018 (reflecting 87.5 billion parcels) to $351 billion in 2019 or 103 billion parcels. In the shipping/parcel industry, the dimensions of a package are critical. It is not merely the measurement of a package or box – but rather the amount of space that the package or box will take up on a truck, airplane, or ship that will be transporting the package or box. Far too often, retailers use unfit packaging for their items, adding additional costs in materials and shipping fees.

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

BoxSize is available on the Honeywell Marketplace and in August 2019 was approved for Honeywell’s Independent Software Vendor Program, and MySize was granted an independent software vendor (ISV) status on the Zebra Technologies and on DataLogic platforms.

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

To address this issue for retailers, we have developed an innovative mobile technology known as SizeUp. SizeUp is a digital tape measure that allows users to measure length, width and height of a surface by moving their smartphone from point to point of an object or space. SizeUp is a value-add for DIY and home improvement retailers whose customers struggle to find the appropriately sized items (like blinds or curtains) for their homes or projects due to inaccurate measurements. SizeUp also is designed to replace rulers, tape measures and other measuring tools used for DIY projects. SizeUp is available for consumer download on both iOS and Android operating systems, with more than 1,210,600 consumer downloads to date.

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

Figure 1: Screenshot of MySizeID on smartphone and e-commerce website

As part of the integration process, we offer to the retailer three main components:

●	Mobile App. MySizeID comes in the form of a native app or as white label app. Our native app can be used “as is” integrated into the retailer’s e-commerce website. Alternatively, it can be white labeled according to the retailer’s needs in a manner that showcases the retailer brand (colors, logo etc.). The retailer can also receive the MySizeID SDK, and integrate it into its own existing application so the retailer’s consumers will not have to have two separate apps when shopping online.

During 2020, we released a ‘Made 2 Measure’ feature for MySizeID which allows retailers to receive a custom body measurement instead of a size to make a custom made clothing. We also developed and released a contact less shopping feature that enables consumers to scan a barcode through the MySizeID app when they are in the brick and mortar store to make a purchase completely free of contact.

Moreover we have released MySizeID app 2.0 version features a simpler onboarding experience with video tutorials focusing on a personalized consumer shopping experience.

In addition, we recently announced the full integration of our e-commerce shoe sizing solution directly to retailers’ websites and plan to introduce a 3D try-on avatar feature in the fourth quarter of 2021. Furthermore, we recently announced a planned launch of an application for the Evropeyskiy Mall in Russia which is designed to streamline in-person shopping from browsing to point of sale.

●	Widget. When a consumer enters into the retailer’s website and looks for a specific item, he or she can click on the MySizeID widget which will inform the consumer of his or her recommended size, based on his or her actual measurements, as measured using the app and the item he or is looking at.

The widget has two features:

Manual mode – which allows the user to obtain size from the following parameters: gender, height and weight only. Thus we are able to give a size estimation even without having all the measurements made with the app.

Guest mode - allows a user that does not wish to sign up to MySizeID as a user, to obtain size recommendations as well.

Figure 2: Screenshot of MySizeID widget on Modelista website

Another feature we added is the in between sizing feature. Our system can detect a user that has body dimensions that place the user between sizes and lets the user know that. That way a user can choose between the two sizes according to the user’s fit preference (tight/loose/average).

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

In addition, we have developed applications for third party ecommerce platforms so that retailers who use those platforms will find our application on the platform’s app store and will be able to easily install it in their store. In February 2019, MySizeID became available for online retailers utilizing the Shopify platform. Fashion and apparel retailers using Shopify can now deploy the MySizeID turnkey solution through the simple integration of the MySizeID widget on their site.  During 2019 we also released applications for Lightspeed and for WooCommerce which are the biggest ecommerce platform in the market allowing more retailers to easily integrate and use the MySizeID solution. In 2020, we integrated MySizeID with Sellers Commerce a US uniform platform, ZeroGrey, and Italian Kooomo platform partner, Kaya Consulting,

BoxSize

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

In 2020 released the “One Click” feature that enables the user to measure a package with just one swipe of the handheld device, instead of taking three separate measurements.

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

In 2020, we announced our partnership with Datalogic, a global leader in the automatic data capture and process automation markets. The partnership makes our BoxSize measurement solution available to thousands of Datalogic customers in the Transportation and Logistics vertical.

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

SizeUp

We are working on additional consumer applications. One of these applications is in the category of DIY. This application is a smart tape measure for the business to consumer market which allows users to utilize their smartphone as a tape measure. The application provides measurements with an accuracy of plus or minus 2 centimeters. Through the use of this application users will be able to visualize how an object or a piece of furniture will fit in an existing room in their home or office. As many people have difficulty with spatial recognition, we hope this will help alleviate the problem. During 2020, we expanded availability of SizeUp to more than 68 different iOS and Android smartphone models worldwide. It also added Google Vision for image content analysis, object detection, and title suggestions. As of March 1, 2021, there have been over 1,210,600 downloads of the SizeUp app.

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

We incurred research and development expenses of approximately $1.5 million in 2020 and $1.5 million in 2019, relating to the development of its applications and technologies. We intend to continue to invest in our research and development capabilities to extend our platform and bring our measurement technology to a broader range of applications.

Sales and Marketing

In 2019, we launched a commercialization strategy that directs our sales efforts toward both sales to e-commerce players in specific vertical markets such as fashion/apparel and shipping/delivery as well as to e-commerce third party platform providers. As of March 26, 2021, we have nine sales offices in the following countries: US, UK, France, Netherlands, Turkey, Russia, Germany, Israel and Italy, generating customer leads, building out a sales pipeline, and developing customer relationships.

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

As of December 31, 2020, we owned ten issued patents three in each of Russia and the US and one each in Canada, Japan and Israel which expire between January 20, 2033 and August 18, 2036, and we have eight additional patent applications in process. As of such date, we do not have any registered trademarks.

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

Competition

We operate in a highly competitive industry that is characterized by constant change and innovation. Changes in the applications and the programing languages used to develop applications, devices, operating systems, and technology landscape result in evolving customer requirements. Our competitors include True Fit, Virtusize, EasyMeasure, AR MeasureKit, Smart Measure and 3DLook.

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

Human Capital Management

As of March 26, 2021, we had a total of 27 employees, of which 24 were full-time employees, including 7 in sales and marketing, 13 in technology and development and 4 in administration and finance. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relationship with our employees to be good. Our future success depends on our continuing ability to attract and retain highly qualified engineers, sales and marketing, account management, and senior management personnel.

We believe that our future success will depend, in part, on our continued ability to attract, hire and retain qualified personnel. In particular, we depend on the skills, experience and performance of our senior management and research personnel. We compete for qualified personnel with other medical device, biotechnology, pharmaceutical and healthcare companies, as well as universities and non-profit research institutions.

We provide competitive compensation and benefits programs to help meet the needs of our employees. In addition to salaries, these programs (which vary by country/region and employment classification) include incentive compensation plan, pension, healthcare and insurance benefits, paid time off, family leave, and on-site services, among others. We also use targeted equity-based grants with vesting conditions to facilitate retention of personnel, particularly for our key employees.

The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health and safety of our employees. In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees, as well as the communities in which we operate, and which comply with government regulations. This includes having employees work from home, while implementing additional safety measures for employees continuing critical on-site work.

We consider our relations with our employees to be good.

Company Information

Our principal executive offices are located at 4 Hayarden St., POB 1026, Airport City, Israel 7010000, and our telephone number is +972-3-600-9030. Our website address is www.mysizeid.com.  Any information contained on, or that can be accessed through, our website is not incorporated by reference into, nor is it in any way a part of, this Annual Report on Form 10-K.

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

Corporate History

We were incorporated in the State of Delaware on September 20, 1999 under the name Topspin Medical, Inc. In December 2013, we changed our name to Knowledgetree Ventures Inc. Subsequently, in February 2014, we changed our name to MySize, Inc. In 2020, we created a subsidiary in the Russian Federation, My Size LLC.

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

The Purchase Agreement may be terminated by either party in the event of an uncured material breach. The Purchase Agreement further provides that the Seller is entitled to repurchase the Assets from us upon the occurrence of one or more of the following events: (a) in the case of liquidation or bankruptcy; or (b) if on the seventh anniversary of the execution of the Purchase Agreement, the amount of our income, directly and/or indirectly derived from the Assets is less than NIS 3.6 million (approximately $1 million), each a “Repurchase Event”. If a Repurchase Event occurs, the Seller shall have a 90 day right, subject to delivery of written notice to us of Seller’s intention to exercise such right, to repurchase the Assets from us. The repurchase price will be based upon a market price to be determined by one or more external appraisers. Unless the Seller provides written notice of retraction of Seller’s intention to repurchase the Assets, the Seller shall be obligated to repurchase the Assets within 60 days from the date of receipt of the appraisal. Seller shall have the right to retract its intention to repurchase the Assets, provided Seller gives written notice to us within 30 days of receiving the appraisal and subject to the Seller refunding to us the expenses borne by us in respect of the appraisal. As of the date of this Annual Report on Form 10-K, we have only generated limited revenue and as a consequence of the passage of seven years since execution of the Purchase Agreement, the Seller, has a right to repurchase the Assets for 90 days from February 16, 2021. In accordance with the Purchase Agreement, on March 7, 2021, we notified Ms. Zigdon that the amount of our income, directly and/or indirectly derived from the Assets is less than NIS 3.6 million. We intend to negotiate the waiver of the Seller’s right to repurchase of the Assets and in consideration of such waiver expect to pay cash or issue shares of common stock and/or common stock equivalents, or a combination of both. At this stage, we are unable to estimate the amount or form of consideration that we will expect to pay in consideration of the waiver. To the extent that we pay cash, this could materially reduce the amount of cash available for working capital and other purposes and to the extent we issue any equity this could result in substantial dilution to you and our then current stockholders. If the Seller exercises her right to repurchase the Assets, our ability to develop and commercialize our products would be significantly harmed and we may cease operations.

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

Summary Risk Factors

The principal factors and uncertainties that make investing in our ordinary shares risky, include, among others:

Risks Related to Our Financial Position and Capital Requirements

●	We have historically incurred significant losses and there can be no assurance when, or if, we will achieve or maintain profitability.

●	Our limited operating history makes it difficult to evaluate our business and prospects.

●	We will need to raise additional capital to meet our business requirements in the future, which is likely to be challenging, could be highly dilutive and may cause the market price of our common stock to decline.

●	The report of our independent registered public accounting firm contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

Risks Related to Our Company and Our Business

●

We are substantially dependent on assets we purchased from a related party, and if we lose the rights to such assets or the assets are repurchased for any reason, our ability to develop existing and new applications based upon these assets would be harmed, and our business, results of operations and financial condition would be materially and adversely affected.

●	We may never successfully develop any products or generate revenues.

●	The market for our measurement technology is new and unproven, may experience limited growth and is highly dependent on U.S. retailers and online third party resellers adopting our flagship product, MySizeID.

●	Our business may be adversely affected by the impact of the COVID-19 pandemic.

●	Failure to effectively develop and expand our sales and marketing capabilities could harm our ability to grow our business and achieve broader market acceptance of our products.

●	We expect our sales cycle to be long and unpredictable and require considerable time and expense before executing a customer agreement, which may make it difficult to project when, if at all, we will obtain new customers and when we will generate revenue from those customers.

●	We may in the future engage in acquisitions, joint ventures or collaborations which may increase our capital requirements, dilute our shareholders, cause us to incur debt or assume contingent liabilities, and subject us to other risks. We may not realize the benefits of these acquisitions, joint ventures or collaborations.

●	If we are not able to enhance our brand and increase market awareness of our company and products, then our business, results of operations and financial condition may be adversely affected.

●	If we do not develop enhancements to our products and introduce new products that achieve market acceptance, our business, results of operations and financial condition could be adversely affected.

●	The mobile technology industry is subject to rapid technological change and, to compete, we must continually enhance our mobile Apps and custom development services.

●	Our growth depends, in part, on the success of our strategic relationships with third parties.

●	We rely upon third parties to provide distribution for our applications, and disruption in these services could harm our business.

●	We rely on third-party hosting and cloud computing providers to operate certain aspects of our business. Any failure, disruption or significant interruption in our network or hosting and cloud services could adversely impact our operations and harm our business.

●	Information technology system failures or breaches of our network security could interrupt our operations and adversely affect our business.

●	Real or perceived errors, failures, or bugs in our products could adversely affect our operating results and growth prospects.

●	We could be harmed by improper disclosure or loss of sensitive or confidential company, employee, or customer data, including personal data.

●	A material breach in security relating to our information systems and regulation related to such breaches could adversely affect us.

●	Our products and our business are subject to a variety of U.S. and international laws and regulations, including those regarding privacy, data protection and information security, and our customers may be subject to regulations related to the handling and transfer of certain types of sensitive and confidential information. Any failure of our products to comply with or enable our customers to comply with applicable laws and regulations would harm our business, results of operations and financial condition.

●	We may not be able to adequately protect our intellectual property, which, in turn, could harm the value of our brands and adversely affect our business.

●	We may face intense competition and expect competition to increase in the future, which could prohibit us from developing a customer base and generating revenue.

●	Our business operations and future development could be significantly disrupted if we lose key members of our management team.

●	If we are able to expand our operations, we may be unable to successfully manage our future growth.

Risks Related To Our Operations In Israel

●	Our headquarters and most of our operations are located in Israel, and therefore, political conditions in Israel may affect our operations and results.

Risks Related To Our Common Stock

●	A more active, liquid trading market for our common stock may not develop, and the price of our common stock may fluctuate significantly.

●	Sales by our stockholders of a substantial number of shares of our common stock in the public market could adversely affect the market price of our common stock.

●	Our securities are traded on more than one market which may result in price variations.

●	We are a former “shell company” and as such are subject to certain limitations not applicable to other public companies generally.

Risks Related to Our Financial Position and Capital Requirements

We have historically incurred significant losses and there can be no assurance when, or if, we will achieve or maintain profitability.

We realized a net loss of approximately $6.2 million and $5.5 million for the years ended December 31, 2020 and 2019 and had an accumulated deficit of $34.7 million as at December 31, 2020. Because of the numerous risks and uncertainties associated with the development of our products and business, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Expected future operating losses will have an adverse effect on our cash resources, shareholders’ equity and working capital. Our failure to become and remain profitable could depress the value of our stock and impair our ability to raise capital, expand our business, maintain our development efforts, or continue our operations. A decline in our value could also cause you to lose all or part of your investment in us.

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

Based on our projected cash flows and the cash balances as of the date of this Annual Report on Form 10-K, we believe we have sufficient cash to fund our obligations through January 2022. However, in order to meet our business objectives in the future, we will need to raise additional capital, which may not be available on reasonable terms or at all. Additional capital would be used to accomplish the following:

●	finance our current operating expenses;

●	pursue growth opportunities;

●	hire and retain qualified management and key employees;

●	respond to competitive pressures;

●	comply with regulatory requirements; and

●	maintain compliance with applicable laws.

Current conditions in the capital markets are such that traditional sources of capital may not be available to us when needed or may be available only on unfavorable terms. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions, the impact of the COVID-19 outbreak and a number of other factors, many of which are outside our control, and on our financial performance. Accordingly, we cannot assure you that we will be able to successfully raise additional capital at all or on terms that are acceptable to us. If we cannot raise additional capital when needed, it may have a material adverse effect on our business, results of operations and financial condition.

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

We have incurred significant losses and negative cash flows from operations and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Our audited consolidated financial statements for the year ended December 31, 2020 were prepared under the assumption that we would continue our operations as a going concern. Our independent registered public accounting firm has included a “going concern” explanatory paragraph in its report on our financial statements for the year ended December 31, 2020. If we are unable to improve our liquidity position, by, among other things, raising capital through public or private offerings or reducing our expenses, we may exhaust our cash resources and will be unable to continue our operations. If we cannot continue as a viable entity, our shareholders would likely lose most or all of their investment in us.

Risks Related to Our Company and Our Business

We are substantially dependent on assets we purchased from a former related party, and if we lose the rights to such assets or the assets are repurchased for any reason, our ability to develop existing and new applications based upon these assets would be significantly harmed, and our business, results of operations and financial condition would be materially and adversely affected.

In February 2014, we entered into a Purchase Agreement with a former related party, Shoshana Zigdon, or the Seller, pursuant to which we acquired certain rights related to the collection of data for measurement purposes including rights in the venture, the method and a patent application that had been filed by the Seller (PCT/IL2013/050056), or the Assets. Our business is substantially dependent upon the Assets we acquired pursuant to the Purchase Agreement. Therefore, our ability to develop and commercialize our applications depends upon the effectiveness and continuation of the Purchase Agreement. If we lose the rights, including the rights to the patent that comprise the Assets, our ability to develop existing and new applications would be harmed. In consideration for the sale of the Assets, we agreed to pay to Ms. Zigdon, 18% of our operating profit, directly or indirectly connected with the Assets together with value-added tax in accordance with the Israeli tax law for a period of seven years from the end of the development period of the aforementioned venture.

The Purchase Agreement may be terminated by either party in the event of an uncured material breach. The Purchase Agreement further provides that the Seller is entitled to repurchase the Assets from us upon the occurrence of one or more of the following events: (a) in the case of liquidation or bankruptcy of the Company; or (b) if on the seventh anniversary of the execution of the Purchase Agreement, the amount of our income, directly and/or indirectly derived from the Assets is less than NIS 3.6 million (approximately $1 million). As of the date of this Annual Report on Form 10-K, we have only generated limited revenue and as a consequence of the passage of seven years since execution of the Purchase Agreement, Ms. Zigdon, has a right to repurchase the Assets for 90 days from February 16, 2021 at the market price of the Assets as determined by a third party independent valuation. In accordance with the Purchase Agreement, on March 7, 2021, we notified Ms. Zigdon that the amount of our income, directly and/or indirectly derived from the Assets is less than NIS 3.6 million. We intend to negotiate the waiver of Ms. Zigdon’s right to repurchase of the Assets and in consideration of such waiver expect to pay cash or issue shares of common stock and/or common stock equivalents, or a combination of both. At this stage, we are unable to estimate the amount or form of consideration that we will expect to pay in consideration of the waiver. To the extent that we pay cash, this could materially reduce the amount of cash available for working capital and other purposes and to the extent we issue any equity this could result in substantial dilution to you and our then current stockholders. If Ms. Zigdon exercises her right to repurchase the Assets, our ability to develop and commercialize our products would be significantly harmed and we may cease operations.

We may never successfully develop any products or generate significant revenues.

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

Our business may be adversely affected by the impact of COVID-19 pandemic.

Public health epidemics or outbreaks could adversely impact our business. In late 2019, a novel strain of COVID-19, also known as coronavirus, was reported in Wuhan, China. While initially the outbreak was largely concentrated in China, it has now spread to Israel and the United States, and infections have been reported globally. Many countries around the world, including in Israel, have implemented significant governmental measures to control the spread of the virus, including temporary closure of businesses, severe restrictions on travel and the movement of people, and other material limitations on the conduct of business. These measures have resulted in work stoppages and other disruptions. We implemented remote working and work place protocols for our employees in accordance with Israeli government requirements. In addition, while we have seen an increased demand for MySizeID, the COVID-19 pandemic has had a particularly adverse impact on the retail industry and this has resulted in an adverse impact on our marketing and sales activities. For example, we have three ongoing pilots with international retailers that have been halted, we are unable to participate physically in industry conferences, our ability to meet with potential customers is limited, and in certain instances sales processes have been delayed or cancelled. The extent to which COVID-19 continues to impact our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the outbreak, and the actions that may be required to contain COVID-19 or treat its impact.

In particular, the continued spread of COVID-19 in Israel and globally could adversely impact our operations, including among others, our sales and marketing efforts and our ability to raise additional funds, and accordingly, the impact of coronavirus could have an adverse impact on our business and our financial results.

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

As we seek adoption of our products by U.S. retailers, we expect to incur higher costs and long sales cycles, especially as a result of the COVID-19 pandemic. In this market segment, the decision to adopt our products may require the approval of multiple technical and business decision makers, including security, compliance, procurement, operations and IT. In addition, while U.S. retailers may be willing to deploy our products on a limited basis, before they will commit to deploying our products at scale, they often require extensive education about our products and significant customer support time, engage in protracted pricing negotiations and seek to secure readily available development resources. As a result, it is difficult to predict when we will obtain new customers and begin generating revenue from these customers. As part of our sales cycle, we may incur significant expenses before executing a definitive agreement with a prospective customer and before we are able to generate any revenue from such agreement. We have no assurance that the substantial time and money spent on our sales efforts will generate significant revenue. If conditions in the marketplace generally or with a specific prospective customer change negatively, it is possible that no definitive agreement will be executed, and we will be unable to recover any of these expenses. If we are not successful in targeting, supporting and streamlining our sales processes and if revenue expected to be generated from a prospective customer is not realized in the time period expected or not realized at all, our ability to grow our business, and our operating results and financial condition may be adversely affected. If our sales cycles lengthen, our future revenue could be lower than expected, which would have an adverse impact on our operating results and could cause our stock price to decline.

We may in the future engage in acquisitions, joint ventures or collaborations which may increase our capital requirements, dilute our shareholders, cause us to incur debt or assume contingent liabilities, and subject us to other risks. We may not realize the benefits of these acquisitions, joint ventures or collaborations.

In order to reduce time to market and obtain complementary technologies, we are seeking to acquire technologies and businesses that are synergistic to our product offering. We may evaluate various acquisitions and collaborations, including licensing or acquiring complementary technologies, intellectual property rights, or businesses. The process for acquiring a company may take from several months up to a year and costs can vary greatly. We may also compete with others to acquire companies, and such competition may result in decreased availability of, or an increase in price for, suitable acquisition candidates. In addition, we may not be able to consummate acquisitions or investments that we have identified as crucial to the implementation of our strategy for other commercial or economic reasons. As a result, it may be more difficult for us to identify suitable acquisition or investment targets or to consummate acquisitions or investments on acceptable terms or at all. If we are not able to execute on any acquisition, we may not be able to achieve a future growth strategy and may lose market share.

In addition, any potential acquisition, joint venture or collaboration will entail numerous potential risks, including:

●	increased operating expenses and cash requirements;

●	the assumption of additional indebtedness or contingent liabilities;

●	assimilation of operations, intellectual property and products of an acquired company, including difficulties associated with integrating new personnel;

●	the diversion of our management’s attention from our existing programs and initiatives in pursuing such a strategic merger or acquisition;

●	retention of key employees, the loss of key personnel, and uncertainties in our ability to maintain key business relationships;

●	risks and uncertainties associated with the other party to such a transaction, including the prospects of that party and their existing technologies; and

●	our inability to generate revenue from acquired technologies or products sufficient to meet our objectives in undertaking the acquisition or even to offset the associated acquisition and maintenance costs.

All of the foregoing risks may be magnified as the cost, size or complexity of an acquisition or acquired company increases, or where the acquired company’s products, market or business are materially different from ours, or where more than one integration is occurring simultaneously or within a concentrated period of time. We may not be able to obtain the necessary regulatory approvals, including those of antitrust authorities and foreign investment authorities, in countries where we seek to consummate acquisitions or make investments. For those and other reasons, we may ultimately fail to consummate an acquisition, even if we announce the intended acquisition.

In addition, we may require significant financing to complete an acquisition or investment, whether through bank loans, raising of equity or debt or otherwise. We cannot assure you that such financing options will be available to us on reasonable terms, or at all. If we are not able to obtain such necessary financing, it could have an impact on our ability to consummate a substantial acquisition or investment and execute a future growth strategy. Alternatively, we may issue a significant number of shares as consideration for an acquisition, which would have a dilutive effect on our existing shareholders. Furthermore, if we undertake acquisitions, we may incur large one-time expenses and acquire intangible assets that could result in significant future amortization expense.

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

We currently utilize, and plan on continuing to utilize over the current fiscal year, third-party networking providers and distribution through companies including, but not limited to, Apple and Google as well as Shopify, WooCommerce and, Datalogic, Honeywell and Zebra to distribute our technologies. If disruptions or capacity constraints occur, we may have no means of replacing these services, on a timely basis or at all. This could cause a material adverse condition for our operations and financial earnings.

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

For example, the GDPR, which took full effect on May 25, 2018. The GDPR enhances data protection obligations for businesses and requires service providers (data processors) processing personal data on behalf of customers to cooperate with European data protection authorities, implement security measures and keep records of personal data processing activities. Noncompliance with the GDPR can trigger fines equal to or greater of €20 million or 4% of global annual revenues. In addition, the CCPA, effective as of January 1, 2020, gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches, that is expected to increase data breach litigation. Further, failure to comply with the Israeli Privacy Protection Law of 1981, and its regulations, as well as the guidelines of the Israeli Privacy Protection Authority, may expose us to administrative fines, civil claims (including class actions) and in certain cases criminal liability. Current pending legislation may result in a change of the current enforcement measures and sanctions. There are also additional laws and regulations in additional jurisdictions around the world which govern the protection of consumers and of electronic communications. If our efforts to comply with GDPR, CCPA or other applicable laws and regulations are not successful, we may be subject to penalties and fines that would adversely impact our business and results of operations, and our ability to conduct business could be significantly impaired.

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

Our ability to implement our business plan successfully depends in part on our ability to build brand recognition using our trademarks, service marks and other proprietary intellectual property, including our names and logos. We currently have no registered trademarks. While we plan to register a number of our trademarks; however, no assurance can be given that our trademark applications will be approved. We have been issued ten patents, three of each in of Russia and the US and one each in Canada, Japan and Israel., and have several patent applications in process. No assurance can be given that our patent applications which are in process will be approved. If our patent applications are not approved, our ability to expand or develop our business may be negatively affected.

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

We face significant competition in every aspect of our business. Our competitors include True Fit, Virtusize, EasyMeasure, AR MeasureKit, Smart Measure and 3DLook. These companies may already have an established market in our industry. Most of these companies have significantly greater financial and other resources than us and have been developing their products and services longer than we have been developing ours.

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

From time to time we may be subject to litigation, including, among others, potential stockholder derivative actions and class actions. Risks associated with legal liability are difficult to assess and quantify, and their existence and magnitude can remain unknown for significant periods of time. Subject to certain exceptions, our Amended and Restated Certificate of Incorporation, or Certificate of Incorporation, and Amended and Restated Bylaws, or Bylaws, require us to indemnify and advance expenses to our officers and directors involved in legal proceedings. To date we have obtained directors and officers’ liability, or D&O, insurance to cover some of the risk exposure for our directors and officers. Such insurance generally pays the expenses (including amounts paid to plaintiffs, fines, and expenses including attorneys’ fees) of officers and directors who are the subject of a lawsuit as a result of their service to us. There can be no assurance that we will be able to continue to maintain this insurance at reasonable rates or at all, or in amounts adequate to cover such expenses should such a lawsuit occur. Without D&O insurance, the amounts we would pay to indemnify our officers and directors should they be subject to legal action based on their service to us could have a material adverse effect on our financial condition, results of operations and liquidity. Such lawsuits, and any related publicity, may result in substantial costs and, among other things, divert the attention of management and our employees. An unfavorable outcome in any claim or proceeding against us could have a material adverse impact on our financial position and results of operations for the period in which the unfavorable outcome occurs, and potentially in future periods. Further, any settlement announced by us may expose us to further claims against us by third parties seeking monetary or other damages which, even if unsuccessful, would divert management attention from the business and cause us to incur costs, possibly material, to defend such matters, which could have a material adverse impact on our financial position. See “Legal Proceedings” on page 34 for more information regarding our involvement in ongoing litigation matters.

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

Our international operations expose us to the following risks which may have a material adverse effect on our business and operating results:

●	devaluations and fluctuations in currency exchange rates including fluctuations between the U.S. dollar and the NIS;

●	costs of compliance with local laws, including labor laws and intellectual property laws;

●	compliance with domestic and foreign government policies, including compliance with Israeli securities laws and TASE;

●	changes in trade regulations and procedures affecting approval, production, pricing, marketing, reimbursement for and access to, our products;

●	compliance with applicable foreign anti-corruption laws, anti-trust/competition laws, anti-Boycott Israel law and anti-money laundering laws; and

●	economic and geopolitical developments and conditions, including ongoing instability in global economies and financial markets, international hostilities, acts of terrorism and governmental reactions, inflation, outbreaks of contagious disease (e.g., the COVID-19 pandemic) and military and political alliances.

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

Although our common stock is listed on the Nasdaq Capital Market, it has only been traded on the Nasdaq Capital Market since July 25, 2016. There has been relatively limited trading volume in the market for our common stock, and a more active, liquid public trading market may not develop or may not be sustained. Limited liquidity in the trading market for our common stock may adversely affect a stockholder’s ability to sell its shares of common stock at the time it wishes to sell them or at a price that it considers acceptable. If a more active, liquid public trading market does not develop, we may be limited in our ability to raise capital by selling shares of common stock and our ability to acquire other companies or assets by using shares of our common stock as consideration. In addition, if there is a thin trading market or “float” for our stock, the market price for our common stock may fluctuate significantly more than the stock market as a whole. Without a large float, our common stock would be less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile and it would be harder for you to liquidate any investment in our common stock. Furthermore, the stock market is subject to significant price and volume fluctuations, and the price of our common stock could fluctuate widely in response to several factors, including:

●	our quarterly or annual operating results;

●	changes in our earnings estimates;

●	investment recommendations by securities analysts following our business or our industry;

●	additions or departures of key personnel;

●	changes in the business, earnings estimates or market perceptions of our competitors;

●	our failure to achieve operating results consistent with securities analysts’ projections;

●	changes in industry, general market or economic conditions;

●	announcements of legislative or regulatory changes; and

●	natural disasters and political and economic instability, including wars, terrorism, political unrest, results of certain elections and votes, emergence of a pandemic, or other widespread health emergencies (or concerns over the possibility of such an emergency, including for example, the recent the COVID-19 pandemic), boycotts, adoption or expansion of government trade restrictions, and other business restrictions.

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

If any of our shareholders were to decide to sell large amounts of stock over a short period of time (presuming such sales were permitted) such sales could cause the market price of our common stock to drop significantly, even if our business is doing well. Further, the market price of our common stock could decline as a result of the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate.

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

Our Certificate of Incorporation currently authorizes 100,000,000 shares of common stock, of which 12,145,547 are currently outstanding as of March 26, 2021, and our board of directors is authorized to issue additional shares of our common stock. Although our board of directors intends to utilize its reasonable business judgment to fulfill its fiduciary obligations to our then existing stockholders in connection with any future issuance of our capital stock, the future issuance of additional shares of our capital stock could cause immediate, and potentially substantial, dilution to our existing stockholders, which could also have a material effect on the market value of the shares. Further, other than certain participation rights that we have granted in a past offering, our shares do not have preemptive rights, which means we can sell shares of our capital stock to other persons without offering purchasers in this offering the right to purchase their proportionate share of such offered shares. Therefore, any additional sales of stock by us could dilute your ownership interest in our Company.

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

 Nasdaq has established certain standards for the continued listing of a security on the Nasdaq Capital Market. The standards for continued listing include, among other things, that the minimum bid price for the listed securities not fall below $1.00 per share for a period of 30 consecutive trading days and that we maintain a minimum of $2,500,000 in shareholders’ equity.

On January 22, 2019, we were notified by the Nasdaq Stock Market that we were not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2), or the Rule, for continued listing on the Nasdaq Capital Market. We regained compliance with the Rule on May 12, 2020, and this matter is now closed.

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

As of March 26, 2021, we had outstanding warrants to acquire 4,696,466 shares of our common stock and stock options to purchase 1,036,517 shares of our common stock, which warrants and options are exercisable for prices ranging between $0.04 and $15. The expiration of the term of such options and warrants range from April 2021 to August 2025. If a significant number of such warrants and stock options are exercised by the holders, the percentage of our common stock owned by our existing stockholders will be diluted.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently lease 1,660 square feet of office space at 4 Hayarden Street, Airport City, Israel. The lease term is for 36 months beginning on August 20, 2019 and ending on August 20, 2022, with an option to extend for an additional 36 months. Monthly rent payments, including utilities, amount to approximately $14,000 per month.

ITEM 3. LEGAL PROCEEDINGS

On August 7, 2018, we commenced an action against North Empire LLC, or North Empire, in the Supreme Court of the State of New York, County of New York for breach of a Securities Purchase Agreement or Agreement in which we are seeking damages in an amount to be determined at trial, but in no event less than $616,000. On August 2, 2018, North Empire filed a Summons with Notice against us, also in the same Court, in which they allege damages in an amount of $11.4 million arising from an alleged breach of the Agreement. On September 6, 2018, North Empire filed a Notice of Discontinuance of the action it had filed on August 2, 2018. On September 27, 2018, North Empire filed an answer and asserted counterclaims in the action commenced by us against them, alleging that we failed to deliver stock certificates to North Empire causing damage to North Empire in the amount of $10,958,589. North Empire also filed a third-party complaint against our CEO and now former Chairman of the Board asserting similar claims against them in their individual capacities. On October 17, 2018, we filed a reply to North Empire’s counterclaims. On November 15, 2018, our CEO and now former Chairman of the Board filed a motion to dismiss North Empire’s third-party complaint. On January 6, 2020, the Court granted the motion and dismissed the third-party complaint. Discovery has been completed and both parties have filed motions for summary judgment in connection with the claims and counterclaims. We intend to vigorously defend any claims made by North Empire.

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

Holders

As of March 26, 2021, we had 56 shareholders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Results of Operations

The table below provides our results of operations for the periods indicated.

	Year ended December 31
	2020	2019
	(dollars in thousands)
Revenues	142	63
Cost of revenues	(2)	(21)
Gross profit	140	42
Research and development expenses	$(1,523)	$(1,516)
Sales and marketing	(2,196)	(1,929)
General and administrative	(2,567)	(2,587)
Operating loss	(6,146)	(5,990)
Financial income (expenses), net	(11)	493
Net loss	$(6,157)	$(5,497)

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Revenues

From inception through December 31, 2018, we did not generate any revenue from operations and we continue to expect to incur additional losses to perform further research and development activities. We started to generate revenues only in 2019. Our revenues for the year ended December 31, 2020 amounted to $142,000 compared to $63,000 for year ended December 31, 2019. The increase from the corresponding period primarily resulted from increase in traffic, as measured by the MySizeID engine under the license agreements with customers and from fees from customer projects.

Research and Development Expenses

Our research and development expenses for the year ended December 31, 2020 amounted to $1,523,000 an increase of $7,000, or approximately 0.5%, compared to $1,516,000 for the year ended December 31, 2019. The increase resulted primarily from increased expenses associated with hiring new employees and from stock-based payments, which were offset by a decrease in subcontractor expenses. We expect that research and development expenses will continue to increase in 2021 and that we will recruit additional employees.

Sales and Marketing Expenses

Our sales and marketing expenses for the year ended December 31, 2020 amounted to $2,196,000, an increase of $267,000, or 13.8%, compared to $1,929,000 for the year ended December 31, 2019. The increase primarily resulted from an increase in subcontractor and marketing expenses which were offset by a decrease in travel expenses and from stock-based payments.

General and Administrative Expenses

Our general and administrative expenses for the year ended December 31, 2020 amounted to $2,567,000, a decrease of $20,000, or 0.8%, compared to $2,587,000 for the year ended December 31, 2019. The decrease compared to the corresponding period was mainly due to a reduction in stock-based payment expenses, payroll expenses which were offset by an increase in rent and office maintenance related and insurance expenses. During 2020, we had an expense of $276,000 in respect of stock-based payments, compared to an expense of $352,000 in 2019.

Operating Loss

As a result of the foregoing, for the year ended December 31, 2020, our operating loss was $6,146,000, an increase of $156,000, or 2.6%, compared to our operating loss for the year ended December 31, 2019 of $5,990,000.

Financial Income (Expenses), net

Our financial expenses, net for the year ended December 31, 2020 amounted to $11,000 as opposed to financial income, net of $493,000 for the year ended December 31, 2019. In 2020, we had financial expenses exchange rate differences offset by an income from fair value revaluation of investment in marketable securities whereas in 2019 we had financial income from the fair value revaluation of warrants offset by expenses from exchange rate differences and expenses from fair value revaluation of investment in marketable securities.

Net Loss

As a result of the foregoing, research and development, marketing general and administrative expenses, and initial revenues, our net loss for the year ended December 31, 2020 was $6,157,000 compared to net loss of $5,497,000 for the year ended December 31, 2019. The increase in net loss was mainly due increase in sales and marketing expenses and financial expenses as opposed to financial income in the corresponding period.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through public and private offerings of debt and equity in Israel and in the U.S.

As of December 31, 2020, we had cash, cash equivalents and restricted cash of $1,774,000 and short-term restricted deposit of $184,000 compared to $1,466,000 cash, cash equivalents, restricted cash as of December 31, 2019 and short-term deposit and no short-term restricted deposit as of December 31, 2019. This increase primarily resulted from the public offerings that we completed in January and May 2020 both of which are further described below.

In addition, on March 25, 2021, we completed an underwritten public offering of our common stock pursuant to which we issued 2,618,532 shares of our common stock at a public offering price of $1.28 per share for gross proceeds of $3,300,000. We received net proceeds of approximately $2,904,000, after deducting the underwriting discounts and commissions and estimated offering expenses. Prior to that, on January 8, 2021, we completed an underwritten public offering of our common stock pursuant to which we issued 1,569,179 shares of our common stock at a public offering price of $1.28 per share for gross proceeds of $2,008,000. We received net proceeds of approximately $1,700,000, after deducting the underwriting discounts and commissions and estimated offering expenses. Furthermore, in January and February 2021, a holder of warrants exercised warrants to purchase 725,000 of our ordinary shares in exchange for $0.8 million.

On May 8, 2020, we completed a public offering of (i) 1,925,001 units, each unit consisting of one share of common stock, and one warrant to purchase one share of common stock at a price of $1.10, and (ii) 2,620,453 pre-funded units, each pre-funded unit consisting of one pre-funded warrant to purchase one share of common stock and one warrant, at a price of $1.099 per pre-funded unit. We received net proceeds of approximately $4.3 million, after deducting placement agent’s fees and other offering expenses payable by us. The warrants to purchase an aggregate of 4,545,454 shares of common stock are immediately exercisable and may be exercised at a consideration of $1.10 per share. The term of the warrants are five and a half years. Pre-funded warrants were immediately exercisable and were exercisable at a nominal consideration of $0.001 per share. During May 2020, the pre-funded warrants were exercised in full and therefore are no longer outstanding.

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

On September 13, 2019, we entered into an At the Market Offering Agreement with H.C. Wainwright. According to the agreement, we may offer and sell, from time to time, our shares of common stock having an aggregate offering price of up to $5.5 million through H.C. Wainwright or the ATM Prospectus Supplement. From September 13, 2019 until December 31, 2020, we issued 87,756 shares of common stock at an average price of $4.77 per share through the ATM Prospectus Supplement, resulting in net proceeds of $418,524. We paid a commission equal to 3% of the gross proceeds from the sale of our shares of common stock under the ATM Prospectus Supplement. On January 15, 2020, we terminated the ATM Prospectus Supplement, but the offering agreement remains in full force and effect.

Net cash used in operating activities was $5,679,000 for the year ended December 31, 2020 compared to $5,418,000 for the year ended December 31, 2019. The increase in cash used in operating activity is derived mainly from increase in the net loss.

Net cash used in investing activities for the year ended December 31, 2020 was $211,000 as opposed to net cash provided by investing activities of $1,073,000 for the year ended December 31, 2019. The net cash used in investing activities for the year ended December 31, 2020 was mainly from investment in restricted deposits as opposed to proceeds from short-term deposits and restricted deposits during the year ended December 31, 2019.

We had positive cash flow from financing activities of $6,094,000 for the year ended December 31, 2020 compared to $266,000 for the year ended December 31, 2019. The cash flow from financing activities for the year ended December 31, 2020 was due to the proceeds from public offerings of our securities and proceeds from the exercise of outstanding warrants.

We do not have any material commitments for capital expenditures during the next twelve months. Based on our projected cash flows and the cash balances as of the date of this Annual Report on Form 10-K, we believe we have sufficient cash to fund our obligations through January 2022. As a result, there is substantial doubt about our ability to continue as a going concern. However, we will need to raise additional capital, which may not be available on reasonable terms or at all. Additional capital would be used to accomplish the following:

●	finance our current operating expenses;

●	pursue growth opportunities;

●	hire and retain qualified management and key employees;

●	respond to competitive pressures;

●	comply with regulatory requirements; and

●	maintain compliance with applicable laws.

Current conditions in the capital markets are such that traditional sources of capital may not be available to us when needed or may be available only on unfavorable terms. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions, the impact of the COVID-19 pandemic and a number of other factors, many of which are outside our control, and on our financial performance. Accordingly, we cannot assure you that we will be able to successfully raise additional capital at all or on terms that are acceptable to us. If we cannot raise additional capital when needed, it may have a material adverse effect on our business, results of operations and financial condition.

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

The Company implemented ASC 606, Revenue from Contract with Customers.

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

The Company’s revenue is derived from License cloud-enabled software subscriptions, associated software maintenance and support.

Revenue is recognized when a contract exists between the Company and a customer (business) and upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. The Company enters into contracts that can include various combinations of products and services, which may be capable of being distinct and accounted for as separate performance obligations. In case of offerings such as cloud-enabled license services, other service elements in the contract are generally delivered concurrently with the subscription services and therefore revenue is recognized in a similar manner as the subscription services.

Product, Subscription and Services Offerings

Such performance obligations includes cloud-enabled subscriptions, software maintenance and technical support.

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

AS OF DECEMBER 31, 2020

U.S. DOLLARS IN THOUSANDS

- - - - - - - - - - - - - -

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

My Size, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of My Size, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of comprehensive loss, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Somekh Chaikin
Somekh Chaikin

Member Firm of KPMG International
We have served as the Company’s auditor since 2017.
Tel Aviv, Israel
March 29, 2021

MY SIZE, INC. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share data)

		December 31,
	Note	2020	2019

Assets

Current assets:
Cash and cash equivalents	3	1,689	1,203
Restricted cash		85	263
Restricted deposit		184	-
Accounts receivable		28	38
Other receivables and prepaid expenses	4	482	321

Total current assets		2,468	1,825

Property and equipment, net	5	128	141
Right-of-use asset	6	911	966
Investment in marketable securities	8	59	26
		1,098	1,133

Total assets		3,566	2,958

Liabilities and shareholders’ equity

Current liabilities:
Operating lease liability	6	129	102
Trade payables		381	440
Accounts payable		400	378
Warrants and derivatives	8,12	1	328

Total current liabilities		911	1,248

Operating lease liability	6	579	659
Total non-current liabilities		579	659
CONTINGENCIES AND COMMITMENTS	13

Total Liabilities		1,490	1,907

SHAREHOLDERS’ EQUITY	10
Stock capital -
Common stock of $ 0.001 par value - Authorized: 100,000,000 shares; Issued and outstanding: 7,232,836 and 2,085,900, respectively (*)		7 (*)	2 (*)
Additional paid-in capital		37,164	30,102
Accumulated other comprehensive loss		(424)	(539)
Accumulated deficit		(34,671)	(28,514)

Total shareholders’ equity		2,076	1,051
Total liabilities and shareholders’ equity		3,566	2,958

(*)	Adjusted to give retroactive effect of 1:15 Reverse stock split, see note 10 (b)

The accompanying notes are an integral part of the consolidated financial statements.

MY SIZE, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands (except share data and per share data)

		Year ended December 31,
	Note	2020	2019

Revenues		142	63
Cost of revenues		(2)	(21)
Gross profit		140	42

Operating expenses
Research and development		(1,523)	(1,516)
Sales and marketing	14	(2,196)	(1,929)
General and administrative	15	(2,567)	(2,587)

Total operating expenses		(6,286)	(6,032)

Operating loss		(6,146)	(5,990)

Financial income (expense), net	16	(11)	493

Net loss		(6,157)	(5,497)

Other comprehensive income (loss):

Foreign currency translation differences		(115)	296

Total comprehensive loss		(6,272)	(5,201)

Basic loss per share (*)		(1.11)	(2.75)
Diluted loss per share (*)		(1.11)	(3.12)

Basic and diluted weighted average number of shares outstanding		5,539,700	1,999,222

(*)	Adjusted to give retroactive effect of 1:15 Reverse stock split, see note 10 (b)

The accompanying notes are an integral part of the consolidated financial statements.

MY SIZE, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

U.S. dollars in thousands (except share data)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’ equity
	Number	Amount	capital	loss	Deficit	(deficit)

Balance as of December 31, 2018	1,990,159	2	29,144	(835)	(23,017)	5,294

Stock-based compensation related to options granted to employees and consultants	-	-	644	-	-	644
Issuance of shares to consultants	2,084	(*)	48	-	-	48
Issuance of shares, net of issuance cost of $138	87,756	(*)	266	-	-	266
Reverse Stock Split (Note 10 (b)	5,901	(*)	-	-	-	(*)
Total comprehensive loss	-	-	-	296	(5,497)	(5,201)
Balance as of December 31, 2019	2,085,900	2	30,102	(539)	(28,514)	1,051

Stock-based compensation related to options granted to employees and consultants	-	-	645	-	-	645
Issuance of shares, net of issuance cost of $1,160	2,439,802	3	5,992	-	-	5,995
Exercise of warrants and pre funded warrants	2,707,134	2	97	-	-	99
Liability reclassified to equity (**)	-	-	328	-	-	328
Total comprehensive loss	-	-	-	115	(6,157)	(6,042)

Balance as of December 31, 2020	7,232,836	7	37,164	(424)	(34,671)	2,076

(*)	Represents an amount of less than $1.

(**) See note 2 b

The accompanying notes are an integral part of the consolidated financial statements.

MY SIZE, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year ended December 31,
	2020	2019
Cash flows from operating activities:

Net loss	(6,157)	(5,497)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	40	30
Amortization of operating lease right-of-use asset	42	7
Revaluation of warrants and derivatives	-	(997)
Interest and revaluation of short-term deposit	-	55
Interest received on short-term deposits	-	16
Revaluation of investment in marketable securities	(33)	195
Capital loss on disposal of property and equipment	-	8
Stock based compensation	645	692
Decrease (increase) in accounts receivable	13	(37)
Increase in other receivables and prepaid expenses	(155)	(83)
(Decrease) increase in trade payables	(69)	117
(Decrease) increase in accounts payables	(5)	76

Net cash used in operating activities	(5,679)	(5,418)

Cash flows from investing activities:

Proceeds from short-term deposits, net	-	1,200
Proceeds from (investment in) restricted deposits, net	(170)	181
Investment in right to use asset	(25)	(205)
Purchase of property and equipment	(16)	(103)

Net cash provided by (used in) investing activities	(211)	1,073

Cash flows from financing activities:

Proceeds from issuance of shares, net of issuance costs	5,995	-
Proceeds from Exercise of warrants and pre funded warrants	99	-
Proceeds from issuance of shares, warrants and short-term loan, net	-	266

Net cash provided by financing activities	6,094	266

Effect of exchange rate fluctuations on cash and cash equivalents	104	315

Increase (Decrease) in cash and cash equivalents and restricted cash	308	(3,764)
Cash and cash equivalents and restricted cash at the beginning of the year	1,466	5,230

Cash and cash equivalents and restricted cash at the end of the year	1,774	1,466

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

The Company has three subsidiaries, My Size Israel 2014 Ltd. (“My Size Israel”) and Topspin Medical (Israel) Ltd., both of which are incorporated in Israel and My Size LLC which was incorporated in Russian Federation. References to the Company include the subsidiaries unless the context indicates otherwise.

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

As of December 31, 2020, the Company has only generated limited revenue and as a consequence of the passage of seven years since execution of the agreement with the Seller, the Seller, has a right to repurchase the Assets for 90 days from February 16, 2021. The Company intends to negotiate the waiver of the Seller’s right to repurchase of the Assets and in consideration of such waiver expect to pay cash or issue shares of common stock and/or common stock equivalents, or a combination of both.

c.	On July 25, 2016, the Company’s common stock began publicly trading on the Nasdaq Capital Market under the symbol “MYSZ”. The Company’s shares of common stock are listed both on the Nasdaq Capital Market and TASE.

d.	Since inception, the Company has incurred significant losses and negative cash flows from operations and has an accumulated deficit of $34,671. The Company has financed its operations mainly through fundraising from various investors.

The Company’s management expects that the Company will continue to generate losses and negative cash flows from operations for the foreseeable future. Based on the projected cash flows and cash balances as of December 31, 2020, management is of the opinion that its existing cash will be sufficient to fund operations until the end of January 2022. As a result, there is substantial doubt about the Company’s ability to continue as a going concern.

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

e.	The Company operates in one reportable segment and all of its long-lived assets are located in Israel.

f.	In late 2019, a novel strain of COVID-19, also known as coronavirus, was reported in Wuhan, China. While initially the outbreak was largely concentrated in China, it has now spread to Israel and the United States, and infections have been reported globally. Many countries around the world, including in Israel, have significant governmental measures being implemented to control the spread of the virus, including temporary closure of businesses, severe restrictions on travel and the movement of people, and other material limitations on the conduct of business. These measures have resulted in work stoppages and other disruptions. The Company has implemented remote working and work place protocols for its employees in accordance with government requirements. In addition, while the Company has seen an increased demand for MySizeID, the COVID-19 pandemic has had a particularly adverse impact on the retail industry and this has resulted in an adverse impact on the Company’s marketing and sales activities. For example, the Company has three ongoing pilots with international retailers that have been halted, the Company is unable to participate physically in industry conferences, its ability to meet with potential customers is limited and in certain instances sales processes have been delayed or cancelled. The extent to which COVID-19 continues to impact the Company’s operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the outbreak, and the actions that may be required to contain COVID-19 or treat its impact.

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements are prepared according to United States generally accepted accounting principles (“U.S. GAAP”), applied on a consistent basis, as follows

a.	Use of estimates:

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

b.	Functional currency:

In 2019 the currency of the primary economic environment in which the operations of the Company and its subsidiary are conducted is the New Israeli Shekel (“NIS”) and thus it is the Company’s and its subsidiary functional currency. The reporting currency according to which these financial statements are prepared is the U.S. dollar.

The Company reassessed its functional currency and determined to change its functional currency to the U.S. dollar from the NIS as of January 1, 2020. The change in functional currency was accounted for prospectively from such date.

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

The Company’s property and equipment are reviewed for impairment in accordance with ASC 360, “Property Plant and Equipment”, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs. During the periods ended December 31, 2020 and 2019, no impairment losses have been recorded.

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

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or in the Companies’ tax returns. Deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of deferred tax assets will not be realized. The Company establishes a valuation allowance, if necessary, to reduce deferred tax assets to the amount more likely than not to be realized. As of December 31, 2020, and 2019, a full valuation allowance was established by the Company.

The Company implements a two-step approach to recognize and measure the benefit of its tax positions. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is greater than 50 percent (cumulative basis) likely to be realized upon settlement. The Company believes that its tax positions are all highly certain of being upheld upon examination. As such, as of December 31, 2020 and 2019 the Company has not recorded a liability for unrecognized tax benefits.

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

The Company recorded stock options issued to non-employees at the grant date fair value, and recognizes expenses over the related service period by using the straight-line attribution approach in accordance with ASU 2018-07. All awards are equity classified.

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

Due to sales restrictions on the sale of the iMine shares, the fair value of the shares was measured on the basis of the quoted market price for an otherwise identical unrestricted equity instrument of the same issuer that trades in a public market, adjusted to reflect the effect of the sales restrictions and is therefore, ranked as Level 2 asset.

l.	Basic and diluted net loss per share:

Basic net loss per share is computed based on the weighted average number of shares of common stock outstanding during each year. Diluted net income per share is computed based on the weighted average number of shares of common stock outstanding during each year plus dilutive potential equivalent common stock considered outstanding during the year, in accordance with ASC 260, “Earnings per Share”. For the year ended December 31, 2020, all outstanding options and warrants have been excluded from the calculation of the diluted net loss per share since their effect was anti-dilutive. For the year ended December 31, 2019, some of the outstanding warrants have been included in the calculation of the diluted net loss per share since their effect was dilutive.

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

Cash and cash equivalents are invested in banks in Israel and United States. Such deposits in Israel may be in excess of insured limits and are not insured in other jurisdictions. Management believes that the financial institutions that hold the Company’s investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.

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

The Company implemented ASC 606, Revenue from Contract with Customers.

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

The Company’s revenue is derived from License cloud-enabled software subscriptions, associated software maintenance and support.

Revenue is recognized when a contract exists between the Company and a customer (business) and upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. The Company enters into contracts that can include various combinations of products and services, which may be capable of being distinct and accounted for as separate performance obligations. In case of offerings such as cloud-enabled license services, other service elements in the contract are generally delivered concurrently with the subscription services and therefore revenue is recognized in a similar manner as the subscription services.

Product, Subscription and Services Offerings

Such performance obligations includes cloud-enabled subscriptions, software maintenance and technical support.

Fully hosted subscription services (SaaS) allow customers to access hosted software during the contractual term without taking possession of the software. Cloud-hosted subscription services are sold on a fee-per-subscription that is based on consumption or usage (per fit recommendation).

The Company recognizes revenue ratably over the contractual service term for hosted services that are priced based on a committed number of transactions where the delivery and consumption of the benefit of the services occur evenly over time, beginning on the date the services associated with the committed transactions are first made available to the customer and continuing through the end of the contractual service term. Over-usage fees and fees based on the actual number of transactions are billed in accordance with contract terms as these fees are incurred and are included in the transaction price of an arrangement as variable consideration. Fees based on a number of transactions or impressions per month, are allocated to the period in which the transactions occur. Revenue for subscriptions sold as a fee per period is recognized ratably over the contractual term as the customer simultaneously receives and consumes the benefit of the underlying service.

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

p.	Derivative instruments

The Company accounts for its derivative instruments as either assets or liabilities and measures them at fair value through profit or loss.

q.	Leases

The Company implemented ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 is intended to increase transparency and comparability of accounting for lease transactions. For all leases with terms greater than twelve months, the new guidance requires lessees to recognize right-of-use assets and corresponding lease liabilities on the balance sheet and to disclose qualitative and quantitative information about lease transactions. The new standard maintains a distinction between finance leases and operating leases. As a result, the effect of leases in the statement of operations and statement of cash flows is largely unchanged. ASU 2016-02 is effective starting January 1, 2019. In July 2018, the FASB issued ASU 2018-11, Leases - Targeted Improvements, to allow a company to elect an optional modified retrospective transition method that applies the new lease requirements through a cumulative-effect adjustment in the period of adoption. Effective as of January 1, 2019, the Company adopted the new lease accounting standard using the modified retrospective transition option of applying the new standard at the adoption date. The Company leases include an office space lease agreement for 36 months, with an option to extend for an additional 36 months and 36 months cancelable operating lease agreements on behalf of personnel vehicles. The lease term includes a non-cancellable period of the lease plus any additional periods covered by either a Company option to extend (or not to terminate) the lease that the Company is reasonably certain to exercise, or an option to extend (or not to terminate) the lease controlled by the lessor.

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

 MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 3 -	CASH AND CASH EQUIVALENTS

The Company’s cash and cash equivalents balance at December 31, 2020 and 2019 is denominated in the following currencies:

	December 31,
	2020	2019

US Dollars	1,217	806
New Israeli Shekels	455	350
Other	17	47

	1,689	1,203

NOTE 4 -	OTHER RECEIVABLES AND PREPAID EXPENSES

	December 31,
	2020	2019

Prepaid expenses and other current assets	413	268
Government authorities	19	40
Other	50	13
	482	321

NOTE 5 -	PROPERTY AND EQUIPMENT, NET

	Computers and peripheral equipment	Office furniture and equipment	Leasehold improvements	Total
Cost
Balance as at January 1, 2019	120	28	15	163
Additions	26	22	55	103
Disposals	-	-	(16)	(16)
Translation adjustments	10	2	1	13
Balance as at December 31, 2019	156	52	55	263

Balance as at January 1, 2020	156	52	55	263
Additions	16	-	-	16
Disposals	(2)	-	-	(2)
Translation adjustments	12	6	5	23
Balance as at December 31, 2020	182	58	60	300

Accumulated Depreciation
Balance as at January 1, 2019	81	5	6	92
Additions	24	3	3	30
Disposals	-	-	(8)	(8)
Translation adjustments	7	-	1	8
Balance as at December 31, 2019	112	8	2	122

Balance as at January 1, 2020	112	8	2	122
Additions	26	5	9	40
Disposals	(2)	-	-	(2)
Translation adjustments	10	1	1	12
Balance as at December 31, 2020	146	14	12	172

Carrying amounts
As at December 31, 2019	44	44	53	141
As at December 31, 2020	36	44	48	128

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 6 -	LEASES

In August 2019, the Company entered into an office space lease agreement. The lease term is for 36 months beginning on August 20, 2019 and ending on August 20, 2022, with an option to extend for an additional 36 months. Monthly rent payments including utilities amounting to approximately USD 14 (NIS 45,000) per month.

In addition, The Company entered into a three-year cancelable operating lease agreement for cars.

Approximate future minimum remaining rental payments due under these leases are as follows:

Year Ending:
2021	$186
2022	$175
2023	$184
2024	$184
2025	$123

These leases generally have terms which range from 1 year to 6 years, and often include one or more options to renew. These renewal terms can extend the lease term from 1 year to 6 years, and are included in the lease term when it is reasonably certain that the Company will exercise the option. These operating leases are included in “Right of use asset” on the Company’s December 31, 2020 consolidated balance sheets, and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligations to make lease payments are included in the current liabilities as “Operating lease liability” and in the non-current liabilities as “Operating lease liability - long term” on the Company’s December 31, 2020 consolidated balance sheets. Based on the present value of the lease payments for the remaining lease term of the Company’s existing leases, the Company recognized right-of-use asset and operating lease liability of approximately $127 on January 1, 2019. Operating lease right-of-use asset and liabilities commencing after January 1, 2019 are recognized at commencement date based on the present value of lease payments over the lease term. As of December 31, 2020, right-of-use asset and operating lease liabilities were $708. Right-of-use asset includes the capitalization of improvements (net of amortization) amounting to $205. Total right-of-use asset as of December 31, 2020 amounted to $911.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

The interest rate used to discount future lease payment was 8.69%.

Maturities of lease liabilities as of December 31, 2020 were as follows

Due in a 12-month period ended December 31,

2021	$186
2022	$174
2023	$185
2024	$185
2025	$123
Thereafter	$853
Less imputed interest:	$(145)
Total lease liabilities	$708

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 7 -	RELATED PARTY TRANSACTIONS

A. Balances with related parties:

The following related party payables are included in trade payables and accounts payable.

	December 31,
	2020	2019
Officers (*)	38	28
Directors	11	13
	49	41

(*)	The amount includes the net salary payable.

B. Related parties benefits:

	Year ended December 31,
	2020	2019
Salaries and related expenses	788	904
Share based payments	467	473
Directors	48	45
	1,303	1,422

NOTE 8 -	FINANCIAL INSTRUMENTS

The following tables presents the Company’s significant assets and liabilities that are measured at fair value on recurring basis and their classification within the fair value hierarchy:

	December 31, 2020
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial assets
Investment in marketable securities	-	59	-

	December 31, 2020
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial liabilities
Warrants and derivative	-	1	-

	December 31, 2019
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial assets
Investment in marketable securities	-	26	-

	December 31, 2019
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial liabilities
Warrants derivative	-	328	-

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 8 -	FINANCIAL INSTRUMENTS (Cont.)

The carrying amounts of cash and cash equivalents, restricted cash, restricted deposit, accounts receivable, other receivables and prepaid expenses, trade payable and accounts payable approximate their fair value due to the short-term maturities of such instruments.

At December 31, 2020, the recognized gain (loss) and fair value (based on quoted market prices with a discount due to security- restrictions on iMine shares) of the marketable securities were $33 and $59, respectively (at December 31, 2019 ($192) and $26, respectively).

NOTE 9 -	TAXES ON INCOME

a.	At December 31, 2020, the Company had U.S. federal net operating loss carryforwards of approximately $22,303 available to reduce future taxable income. Utilization of the U.S. net operating losses may be subject to substantial limitations due to the change of ownership provisions of the Internal Revenue Code of 1986.

The U.S. Company has final tax assessments through 2013.

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

2020 - 23%
2019 - 23%

On December 22, 2016, the Knesset plenum passed the Economic Efficiency Law (Legislative Amendments for Achieving Budget Objectives in the Years 2017 and 2018) – 2016, by which, inter alia, the corporate tax rate would be reduced from 25% to 23% in two steps. The first step was to a rate of 24% as of January 2017 and the second step was to a rate of 23% as of January 2018.

2.	The Company’s Israeli subsidiaries have estimated total available carryforward operating tax losses for Israeli income tax purposes of approximately $58,563 as of December 31, 2020. Of these losses, a total of $45,804 are owned by Topspin Medical (Israel) Ltd. Topspin tax losses may be offset only by future income with respect to the same operational activity by which it was incurred for an indefinite period of time. The other losses are owned by My Size Israel 2014 Ltd and may be carryforward to offset against future income for an indefinite period of time.

3.	Topspin Medical (Israel) Ltd. has final tax assessments through 2015 and My Size (Israel) 2014 Ltd. has final tax assessments through 2015.

c.	U.S. and foreign components of loss from continuing operations, before income taxes consisted of:

	December 31,
	2020	2019
U.S	(2,334)	(896)
Non-U.S. (foreign)	(3,823)	(4,601)
	(6,157)	(5,497)

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 9 -	TAXES ON INCOME (Cont.)

d.	Deferred taxes:

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2020	2019
Deferred tax assets:

Operating loss carryforwards	18,177	16,451
Warrants and options	98	89
Marketable securities	367	375
Other temporary differences	326	295

Deferred tax assets before valuation allowance	18,968	17,210
Valuation allowance	(18,968)	(17,210)

Net deferred tax asset	-	-

The following table presents a reconciliation of the beginning and ending valuation allowance:

	December 31,
	2020	2019
Balance at beginning of the year	17,210	14,988
Additions in valuation allowance to the income statement	991	1,211
Reductions in valuation allowance due to exchange rate differences and change in tax rate	767	1,011
Balance at end of the year	18,968	17,210

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized.

The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are utilized. Based on consideration of these factors, the Company recorded a full valuation allowance at December 31, 2020 and 2019.

e.	Theoretical tax

The following presents the adjustment between the theoretical tax amount and the tax amount included in the financial statements:

	December 31,
	2020	2019

Loss before income taxes	6,157	5,497
Statutory tax rate	21%	21%
Computed “expected” tax income	1,293	1,154
Foreign tax rate differences and exchange rate differences	65	77
Nondeductible expenses	(367)	(20)
Change in valuation allowance	(991)	(1,211)
Taxes on income	-	-

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 10 -	SHAREHOLDERS’ EQUITY

a.	Common stock confers upon their holders the right to receive notice to participate and vote in general meetings of the Company, and the right to receive dividends if declared.

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

c.	In connection with a loan agreement that was conducted on October 2017 and the public offerings that the Company conducted on December, 2017 and February 2018 as a result of the change in the Company’s functional currency, the Company reclassified its warrants that were outstanding as a financial liability in an amount of $328 as at December 31, 2019 to equity.

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

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 10 -	SHAREHOLDERS’ EQUITY (Cont.)

f.	A summary of the warrant activity during the years ended December 31, 2020 and 2019 is presented below:

	Number of Warrants	Weighted Average Exercise Price		Weighted Average Remaining Life in Years

Outstanding, December 31, 2018	144,277	31.5		4.06
Issued	-
Expired or exercised	-
Outstanding, December 31, 2019	144,277	4.1	(*)	3.06
Issued	5,363,870			-
Expired or exercised	(106,681)			-
Outstanding, December 31, 2020	5,401,466	1.47		4.26
Exercisable, December 31, 2020	5,401,466

(*)	Pursuant to the anti-dilution adjustment provisions in outstanding warrants, the per share exercise price was reduced to $4.1, following the issuance of shares of common stock under the Company’s at-the-market offering program.

NOTE 11 -	STOCK BASED COMPENSATION

The stock-based expense recognized in the financial statements for services received is related to Research and Development, Sales and Marketing and General and Administrative expenses as shown in the following table:

	Year ended December 31,
	2020	2019

Stock-based compensation expense - Research and development	206	161
Stock-based compensation expense - Sales and marketing	146	179
Stock-based compensation expense - General and administrative	293	352
	645	692

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 11 -	STOCK BASED COMPENSATION (Cont.)

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

During 2019 Company issued 10,417 shares of common stock to Consultant3.

During the years 2020 and 2019, costs in the sum of $0 and $48, respectively, were recorded as a stock-based compensation expense.

.
b.

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

During 2020 and 2019, amounts of $17 and $22 respectively, were recorded by the Company as stock-based equity -awards respectively, with respect to Consultant10.

c.

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

During 2020 and 2019, an amount of $0 and $29 respectively, were recorded by the Company as a stock-based equity-awards with respect to Consultant11.

d.	In January 2019, the Company entered into an agreement with a consultant (“Consultant12”) to provide services to the Company including promoting the Company’s products and services via potential sources of media. Pursuant to said agreement and in partial consideration for such consulting services, the Company agreed to issue to Consultant12 a warrant to purchase up to 3,334 shares of the Company’s common stock upon execution of the agreement and after six months, a further warrant to purchase 6,667 shares of the Company’s common stock. The warrants are exercisable at $15.00 per share and have a term of 12 months from the date of issuance. The warrants were not exercised and expired.

During 2020 and 2019, an amount of $0 and $42 respectively, was recorded by the Company as stock-based equity awards with respect to Consultant12.

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 11 -	STOCK BASED COMPENSATION (Cont.)

e.	In April 2019, the Company entered into a twelve month agreement with a consultant (“Consultant13”) to provide services to the Company including assisting the Company to promote, market and sell the Company’s technology to potential customers. Pursuant to said agreement and in partial consideration for such consulting services, the Company agreed to issue to Consultant13 options to purchase up to 2,667 shares of the Company’s common stock upon execution of the agreement. The options are exercisable at $15.00 per share and shall vest in 4 equal installments every three months starting July 2019. Unexercised options shall expire 2 years from the effective date.

During 2020 and 2019, an amount of $3 and $8 respectively, were recorded by the Company as stock-based equity awards with respect to Consultant13.

f.

In July 2019, the Company entered into a three-year agreement with a consultant (“Consultant14”) to provide services to the Company including assisting the Company to promote, market and sell the Company’s technology to potential customers. Pursuant to such agreement and in partial consideration for such consulting services, the Company agreed to issue to Consultant14 options to purchase up to 2,667 shares of the Company’s common stock upon execution of the agreement. The options are exercisable at $15.00 per share and shall vest in 3 equal installments every twelve months starting July 2019. Unexercised options shall expire 4 years from the effective date.

In addition, the Company agreed to issue to Consultant14 options to purchase up to 22,233 shares of the Company’s common stock upon execution of the agreement. The options are exercisable at $1.08 per share and shall vest in 4 equal installments every six months starting September 2020. Unexercised options shall expire 5 years from the effective date.

During 2020 and 2019, an amount of $8 and $3 respectively, were recorded by the Company as stock-based equity awards with respect to Consultant14.

g.	In June 2020, the Company entered into a three month agreement with a consultant (“Consultant15”) to provide services to the Company with respect to financing and strategic advisory. Pursuant to said agreement and in partial consideration for such consulting services, the Company agreed to issue to Consultant13 warrants to purchase up to 7,500 shares of the Company’s common stock upon execution of the agreement. The warrants are fully vested and exercisable at $1.3 per share. Unexercised options shall expire on March 2022.

During 2020, an amount of $4, was recorded by the Company as stock-based equity awards with respect to Consultant15.

h.	In April 2020, the Company entered into a twelve month agreement with a consultant (“Consultant16”) to provide services to the Company including assisting the Company to promote, market and sell the Company’s technology to potential customers. Pursuant to said agreement and in partial consideration for such consulting services, the Company agreed to issue to Consultant16 options to purchase up to 6,000 shares of the Company’s common stock upon execution of the agreement. The options are exercisable at $2.00 per share and shall vest in 4 equal installments every three months starting May 2020. Unexercised options shall expire 18 month from the effective date.

During 2020, an amount of $1, was recorded by the Company as stock-based equity awards with respect to Consultant15.

i.	In October 2020, the Company entered into a twelve month agreement with a consultant (“Consultant17”) to provide services to the Company including assisting the Company to promote, market and sell the Company’s technology to potential customers. Pursuant to said agreement and in partial consideration for such consulting services, the Company agreed to issue to Consultant17 options to purchase up to 15,000 shares of the Company’s common stock upon execution of the agreement. The options are exercisable at $1.10 per share and shall vest in 3 equal installments every twelve months starting October 2021. Unexercised options shall expire 4 years from the effective date.

During 2020, an amount of $3, was recorded by the Company as stock-based equity awards with respect to Consultant17.

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 11 -	STOCK BASED COMPENSATION (Cont.)

The Company’s outstanding options granted to consultants as of December 31, 2020 are as follows:

Issuance date	Options for Common stock	Weighted Average exercise price per share		Options exercisable	Expiration date

April 2012	3,068	NIS	2.25	3,068	April 2022
February 2018	1,367	USD	27.6	1,367	May 2021- February 2023
August 2018-December 2018	13,335	USD	14.1	6,668	August 2023- December 2023
July 2019	5,334	USD	15	3,556	April 2021- July 2023
April 2020	6,000	USD	2	6,000	October 2021
June 2020	7,500	USD	1.3	7,500	March 2022
September-October 2020	37,233	USD	1.09	5,559	October 2024- September 2025

Total	80,504			38,162

The Company uses the Black Scholes model to measure the fair value of the stock options with the assistance of a third party valuation.

The fair value of the Company’s stock options granted to non-employees was calculated using the following weighted average assumptions:

	2020	2019
	Grants	Grants

Dividend yield	0%	0%
Expected volatility	101.65%-106.74%	68.9%-94.4%
Risk-free interest	0.17%-0.3%	1.81%- 2.56%
Contractual term of up to (years)	1.5-4	1-4

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 11 -	STOCK BASED COMPENSATION (Cont.)

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

	2020 Grants	2019 Grants
Dividend yield	0%	0%
Expected volatility	95.06%	85.2%-86.33%
Risk-free interest	0.338%	1.82-2.13%
expected life	2-4.8	5

In the years ended December 31, 2020 and 2019, 861,999 and 103,601 options, respectively, were granted.

On May 25, 2020, the compensation committee of the Board of Directors of the Company reduced the exercise price of outstanding options of employees and directors of the Company for the purchase of an aggregate of 140,237 shares of common stock of the Company (with exercise prices ranging between $18.15 and $9.15) to $1.04 per share, which was the closing price for the Company’s common stock on May 22, 2020, and extended the term of the foregoing options for an additional one year from the original date of expiration. The incremental compensation cost resulting from the repricing was $53, and the expenses during the year ended December 31, 2020 was $50.

On August 10, 2020, the Company’s shareholders approved an increase in the shares available for issuance under the 2017 Employee Plan from 200,000 to 1,450,000 shares. As a result and pursuant to approval of the Company’s compensation committee that was contingent on the foregoing shareholder approval, the following occurred on August 10, 2020: (i) the number of shares available for issuance under the Company’s 2017 Consultant Incentive Plan was reduced from 466,667 to 216,667 shares: (ii) the Company granted to the Company’s Chief Executive Officer (A) five-year options to purchase up to 160,000 ordinary shares at an exercise price of $1.04 per share. One quarter of such options vested on November 26, 2020, one quarter vest on May 26, 2021, one quarter vest on November 26, 2021 and one quarter vest on May 26, 2022, and (B) 80,000 performance-based restricted stock units, each representing the right to receive one share of common stock, which vest (x) upon the Company generating revenue of at least $50,000 in the Russian Federation during the year ended 2020, or (y) upon the Company generating revenue of at least $500,000 in the Russian Federation during the year ending 2021; (iii) the Company granted five-year options to purchase up to 130,000 ordinary shares to the Company’s Chief Financial Officer at an exercise price of $1.04 per share. One quarter of such options vested on November 26, 2020, one quarter vest on May 26, 2021, one quarter vest on November 26, 2021 and one quarter vest on May 26, 2022; (iv) the Company granted five-year options to purchase up to 130,000 ordinary shares to the Company’s Chief Operating Officer and Chief Product Officer at an exercise price of $1.04 per share. One quarter of such options vested on November 26, 2020, one quarter vest on May 26, 2021, one quarter vest on November 26, 2021 and one quarter vest on May 26, 2022; (v) the Company granted five-year options to purchase up to 325,893 ordinary shares to other employees of the Company at an exercise price of $1.04 per share. One quarter of such options vested on November 26, 2020, one quarter vest on May 26, 2021, one quarter vest on November 26, 2021 and one quarter vest on May 26, 2022; and (vi) the Company granted five-year options to purchase up to 30,000 ordinary shares to each of the Company’s non-employee board members at an exercise price of $1.04 per share. These options vested on November 26, 2020.

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 11 -	STOCK BASED COMPENSATION (Cont.)

The total stock option compensation expense in the year ended December 31, 2020 amounted to $560 as follows: Research and development expenses amounted to $190, Sales and marketing expenses amounted to $117 and general and administrative expenses amounted to $253.

The total stock option compensation expense in the year ended December 31, 2019 amounted to $540 as follows: Rresearch and development expenses amounted to $161, sales and marketing expenses amounted to $168 and general and administrative expenses amounted to $211.

As of December 31, 2020, there was a total of $737 unrecognized compensation cost relating to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.75 years.

Share option activity during 2020 is as follows:

	2020
	Number of options	Weighted average exercise price US$
Outstanding at January 1	163,904	$13.87
Granted	861,999	1.04
Exercised	-
Expired	(48,557)
Outstanding at year end	977,346	1.04
Vested at year end	398,410	1.04

Share option activity during 2019 is as follows:

	2019
	Number of options	Weighted average Exercise price US$
Outstanding at January 1	68,637	$17.4
Granted	103,601	11.33
Exercised	-
Expired	(8,334)
Outstanding at year end	163,904	13.87
Vested at year end	101,116	15.43

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 12 -	CONTINGENCIES AND COMMITMENTS

On August 7, 2018, the Company commenced an action against North Empire LLC (“North Empire”) in the Supreme Court of the State of New York, County of New York for breach of a Securities Purchase Agreement (the “Agreement”) in which it is seeking damages in an amount to be determined at trial, but in no event less than $616,000. On August 2, 2018, North Empire filed a Summons with Notice against the Company, also in the same Court, in which they allege damages in an amount of $11.4 million arising from an alleged breach of the Agreement. On September 6, 2018 North Empire filed a Notice of Discontinuance of the action it had filed on August 2, 2018. On September 27, 2018, North Empire filed an answer and asserted counterclaims in the action commenced by the Company against them, alleging that the Company failed to deliver stock certificates to North Empire causing damage to North Empire in the amount of $10,958,589. North Empire also filed a third-party complaint against the Company’s CEO and now former Chairman of the Board asserting similar claims against them in their individual capacities. On October 17, 2018, the Company filed a reply to North Empire’s counterclaims. On November 15, 2018, the Company’s CEO and now former Chairman of the Board filed a motion to dismiss North Empire’s third-party complaint. On January 6, 2020, the Court granted the motion and dismissed the third-party complaint. Discovery has been completed and both parties have filed motions for summary judgment in connection with the claims and counterclaims.

The Company believes it is more likely than not that the counterclaims will be denied.

NOTE 13 -	SALES AND MARKETING

	Year ended
	December 31,
	2020	2019

Salaries	549	582
Consultants and subcontractors	823	434
Marketing	450	480
Share based payments for consultants and employees	163	179
Travel	23	99
Other	188	155

	2,196	1,929

NOTE 14 -	GENERAL AND ADMINISTRATIVE EXPENSES

	Year ended
	December 31,
	2020	2019
Salaries	443	554
Professional services	627	721
Share based payments for consultants, directors and employees	276	352
Rent, office expenses and communication	323	285
Insurance	507	296
Travel	6	66
Directors	48	45
Other	337	268

	2,567	2,587

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 15 -	FINANCIAL INCOME (EXPENSE), NET

	Year ended
A. Financial income	December 31,
	2020	2019

Revaluation of derivative	-	8
Revaluation investment in marketable securities	33	-
Change in fair value of warrants	-	989
Other	28	51

	61	1,048

	Year ended
B. Financial expense	December 31,
	2020	2019

Exchange rate differences	65	357
Revaluation investment in marketable securities	-	195
Other	7	3

	72	555

NOTE 16 -	EVENTS SUBSEQUENT TO THE BALANCE SHEET DATE

a.	On January 8, 2021, the Company conducted a public offering of its securities pursuant to which it issued 1,569,179 shares of its common stock for gross proceeds of $2,008. The net proceeds to the Company from the offering were approximately $1,700, after deducting placement agent’s fees and other estimated offering expenses payable by the Company.

b.	On March 25, 2021, the Company conducted a public offering of its securities pursuant to which it issued 2,618,532 shares of its common stock for gross proceeds of $3,300. The net proceeds to the Company from the offering were approximately $2,904, after deducting placement agent’s fees and other estimated offering expenses payable by the Company.

c.	In January and February 2021, a holder of warrants exercised warrants to purchase 725,000 ordinary shares of the Company in exchange for $798.

- - - - -

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting and financial disclosure of a type described in Item 304 (a)(1)(iv) or any reportable event as described in Item 304 (a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2020. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this Annual Report on Form 10-K, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Exchange Act, as amended, is recorded, processed, summarized and reported within the required time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting at December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment under those criteria, management has determined that, as of December 31, 2020, our internal control over financial reporting was effective.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and positions of our executive officers and directors.

NAME	Age	POSITION
Ronen Luzon	50	Chief Executive Officer and Director
Or Kles	38	Chief Financial Officer
Billy Pardo	45	Chief Operating Officer
Oron Branitzky (1)(2)(3)	62	Director
Oren Elmaliah (1)(2)(3)	37	Director
Arik Kaufman (1)(2)(3)	40	Director
Ilia Turchinsky	33	Chief Technology Officer

(1)	Member of our audit committee

(2)	Member of our nominating and corporate governance committee

(3)	Member of our compensation committee

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

Ilia Turchinsky has served as our Chief Technology Officer since April 2019 and from July 2018 until April 2019 as our Director of Technology. Prior to joining us, from 2013 until 2018, Mr. Turchinsky served in various roles, most recently Chief Technology Officer, at MonkeyTech Ltd., a company that provides design, development and characterization of mobile applications. Prior to that, Mr. Turchinsky served in various roles including development course instructor at IQLine, was a founder of Arnavsoft and was a software developer for MintLab and a political party. Mr. Turchinsky holds a B.Sc. from the Ben Gurion University in Computer Science and an M.Sc. from the Open University of Israel in Computer Science.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, Form 4s were filed late by Ronen Luzon, Or Kles, Billy Pardo, Ilia Turchinsky, Arik Kaufman, Oren Elmaliah and Oron Branitzky.

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

Change in Procedures for Recommending Directors

There have been no material changes to the procedures by which our stockholders may recommend nominees to our board of directors from those procedures set forth in our Proxy Statement for our 2020 Annual Meeting of Stockholders, filed with the SEC on June 15, 2020.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following sets forth the compensation paid by us to our named executive officers, during the years ended December 31, 2020 and December 31, 2019.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards ($) (2)	All Other Compensation ($)	Total ($)
Ronen Luzon	2020	174,000	-	-	150,000	99,000	423,000
Chief Executive Officer	2019	168,000	-	-	229,000	123,000	520,000

Or Kles	2020	105,000	-	-	97,000	57,000	259,000
Chief Financial Officer	2019	101,000	-	-	59,000	47,000	207,000

Billy Pardo	2020	140,000	-	-	102,000	68,000	310,000
Chief Operating Officer	2019	135,000	-	-	130,000	67,000	332,000

(1)	Salary for the years 2020 and 2019 are based on average US$/NIS representative exchange rates of NIS 3.215 and NIS3.56, respectively.

(2)	Amounts in this column represent the grant date fair value of options granted to the named executive officers during 2020 and 2019, computed in accordance with FASB ASC Topic 718. These amounts do not necessarily correspond to the actual value that may be realized by the named executive officers. The assumptions made in valuing the options reported in this column are discussed in Note 10 to our financial statements for the year ended December 31, 2020.

All Other Compensation Table

The “All Other Compensation” amounts set forth in the Summary Compensation Table above consist of the following:

Name	Year	Automobile- Related Expenses ($)	Manager’s Insurance* ($)	Education Fund* ($)	Other social benefits** ($)	Total ($)
Ronen Luzon	2020	31,000	32,000	13,000	23,000	99,000
	2019	29,000	30,000	13,000	51,000	123,000

Or Kles	2020	14,000	16,000	8,000	19,000	57,000
	2019	15,000	15,000	8,000	9,000	47,000

Billy Pardo	2020	16,000	21,000	10,000	21,000	68,000
	2019	15,000	20,000	10,000	22,000	67,000

*	Manager’s insurance and education funds are customary benefits provided to employees based in Israel. Manager’s insurance is a combination of severance savings (in accordance with Israeli law), defined contribution tax-qualified pension savings and disability insurance premiums. An education fund is a savings fund of pre-tax contributions to be used after a specified period of time for educational or other permitted purposes.

**	Other social benefits for 2020 and 2019 for all named individuals includes tax payments in respect of social benefits.

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

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding options held by each of our named executive officers that were outstanding as of December 31, 2020.

	Option Awards						Stock Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price		Option Expiration Date	Equity incentive plan awards: Number of Unearned Shares that Have Not Vested		Equity incentive plan awards: Market Value of Unearned Shares, That Have Not Vested
Ronen Luzon - Chief Executive Officer	10,000	(1)	-	$1.04	(8)	7/24/2023	80,000	(9)	$112,000	(10)
	28,889	(2)	11,111	$1.04	(8)	5/29/2025	-		-
	160,000	(3)	120,000	$1.04		8/10/2025	-		-
Or Kles – Chief Financial Officer	5,667	(4)	-	$1.04	(8)	7/24/2023	-		-
	7,333	(5)	6,667	$1.04	(8)	5/29/2025	-		-
	130,000	(6)	97,500	$1.04		8/10/2025	-		-
Billy Pardo- Chief Operating Officer	10,000	(1)	-	$1.04	(8)	7/24/2023	-		-
	16,667	(7)	5,667	$1.04	(8)	5/29/2025	-		-
	130,000	(6)	97,500	$1.04		8/10/2025	-		-

(1)	The option has a grant date of July 24, 2017 and vested in full on January 24, 2018.

(2)	The option has a grant date of May 29, 2019. 6,667 options vested immediately upon grant, 11,111 options vested on January 24, 2019, 11,111 options vested on January 24, 2020 and 11,111 options vested on January 24, 2021.

(3)	The option has a grant date of October 8, 2020, 40,000 options vested on November 26, 2020, 40,000 options will vest on May 26, 2021, 40,000 options will vest on November 26, 2021, and 40,000 options will vest on May 26, 2022.

(4)	The option has a grant date of July 24, 2017. 1,889 options vested immediately upon grant, 1,889 options vested on May 1, 2018 and 1,889 options vested on May 1, 2019.

(5)	The option has a grant date of May 29, 2019. 4,000 options vested immediately upon grant, 3,333 options vested on May 1, 2020, 3,333 options will vest on May 21, 2021 and 3,334 options will vest on May 1, 2022.

(6)	The option has a grant date of October 8, 2020, 37,500 options vested on November 26, 2020, 37,500 options will vest on May 26, 2021, 37,500 options will vest on November 26, 2021, and 37,500 options will vest on May 26, 2022.

(7)	The option has a grant date of May 29, 2019. 5,334 options vested immediately upon grant, 5,666 options vested on January 24, 2019, 5,667 options vested on January 24, 2020 and 5,667 options will vest on January 24, 2021.

(8)	On May 25, 2020, the compensation committee of the Board of Directors of the Company reduced the exercise price of outstanding options of employees and directors of the Company for the purchase of an aggregate of 140,237 shares of common stock of the Company (with exercise prices ranging between $18.15 and $9.15) to $1.04 per share, which was the closing price for the Company’s common stock on May 22, 2020, and extended the term of the foregoing options for an additional one year from the original date of expiration.
(9)	Represents performance-based restricted stock units, each representing the right to receive one share of common stock, which vest (x) upon the Company generating revenue of at least $50,000 in the Russian Federation during the year ended 2020, or (y) upon the Company generating revenue of at least $500,000 in the Russian Federation during the year ending 2021. The performance-based restricted stock units did not vest as of December 31, 2020.
(10)	The market value is based on the closing share price of $1.41 per share as of December 31, 2020.

Director Compensation

The following table sets forth compensation information for our non-employee directors for the year ended December 31, 2020.

Name	Fees earned or paid in cash ($)(1)	Option awards ($)(1)(2)	Total ($)
Oren Elmalih	15,000	28,000	43,000
Oron Barnitzky	18,000	28,000	46,000
Arik Kaufman	15,000	28,000	43,000

(1)	Fees for the year 2020 are based on average US$/NIS representative exchange rates of NIS 3.437.

(2)	Amounts in this column represent the grant date fair value of options granted to the non-employee directors during 2020 computed in accordance with FASB ASC Topic 718. These amounts do not necessarily correspond to the actual value that may be realized by the non-employee directors. The assumptions made in valuing the options reported in this column are discussed in Note 11 to our financial statements for the year ended December 31, 2020.

We compensate our non-employee directors for their service as a member of our board. Mr. Luzon received no separate compensation for board service. Mr. Luzon’s compensation is set forth above in the Summary Compensation Table.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Holders and Management

The following table sets forth certain information regarding beneficial ownership of shares of our common stock as of March 26, 2021 by (i) each person known to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group. Except as otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable.

Beneficial Owner(1)	Shares of Common Stock Beneficially Owned		Percentage(2)
Executive officers and directors:
Ronen Luzon	255,119	(3)	2.08%
Or Kles	48,833	(4)	*
Billy Pardo	255,119	(5)	2.08%
Ilia Turchinsky	16,532	(6)	*
Arik Kaufman	32,334	(7)	*
Oren Elmaliah	32,334	(8)	*
Oron Branitzky	32,334	(9)	*
All Executive Officers and Directors as a Group (7 persons)	417,486		3.35%

*	Less than 1%

(1)	The address of each person is c/o My Size, Inc., 4 Hayarden St., POB 1026, Airport City, Israel 7010000 unless otherwise indicated herein.

(2)	The calculation in this column is based upon 12,145,547 shares of common stock outstanding on March 26, 2021. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the subject securities. Shares of common stock that are currently exercisable or exercisable within 60 days of March 26, 2021 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage beneficial ownership of such person, but are not treated as outstanding for the purpose of computing the percentage beneficial ownership of any other person.

(3)	Consists of (i) 117,064 shares of common stock, (ii) options to purchase up to 78,890 shares of our common stock, and (iii) options to purchase up to 59,165 shares of our common stock which are held by Billy Pardo, Ronen Luzon’s spouse. Mr. Luzon may be deemed to beneficially hold the securities of us held by Ms. Pardo.

(4)	Consists of an option to purchase 48,333 shares of our common stock.

(5)	Consists of (i) options to purchase up to 59,165 shares of the Company’s common stock, (ii) 117,064 shares of common stock which are held by Ronen Luzon, Billy Pardo’s spouse, and (iii) options to purchase up to 78,890 shares of our common stock which are held by Ronen Luzon, Billy Pardo’s spouse. Ms. Pardo may be deemed to beneficially hold the securities of the Company held by Mr. Luzon.

(6)	Consists of options to purchase up to 16,532 shares of our common stock.

(7)	Consists of options to purchase up to 32,334 shares of our common stock.

(8)	Consists of options to purchase up to 32,334 shares of our common stock.

(9)	Consists of options to purchase up to 32,334 shares of our common stock.

Change in Control

We are not aware of any arrangement that might result in a change in control in the future. We have no knowledge of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in the Company’s control.

Securities Authorized for Issuance Under Equity Compensation Plans

On January 29, 2017, our board of directors approved the 2017 Equity Incentive Plan and the 2017 Consultant Equity Incentive Plan, which were approved by our stockholders on March 21, 2017. In addition, on January 29, 2017, our board of directors approved the Stock Option Plan Israel Grantees Sub-Plan. The 2017 Equity Incentive Plan initially authorized the issuance of up to 133,334 shares of common stock under the plan and the 2017 Consultant Equity Incentive Plan initially authorized the issuance of up to 200,000 shares of common stock under the plan.

On February 12, 2018, our stockholders approved an amendment to the 2017 Consultant Equity Incentive Plan to increase the maximum number of shares of our common stock available for issuance under the plan from 200,000 to 300,000. On July 3, 2018, our stockholders approved an amendment to the 2017 Equity Incentive Plan to increase the maximum number of shares of our common stock available for issuance under the plan from 133,334 to 200,000 and an amendment to the 2017 Consultant Equity Incentive Plan to increase the maximum number of shares of our common stock available for issuance under the plan from 300,000 to 466,667.

On May 25, 2020, our board reduced the exercise price of outstanding options of our employees and directors for the purchase of an aggregate of 140,237 of our common stock (with exercise prices ranging between $18.15 and $9.15) to $1.04 per share, and extended the term of the foregoing options for an additional one year from the original date of expiration.

On August 10, 2020, our stockholders approved an increase in the shares available for issuance under the 2017 Equity Incentive Plan from 200,000 to 1,450,000 shares, and a decrease of the numbers of shares available for issuance under the 2017 Consultant Incentive Plan to 216,667 shares from 466,667 shares.

The following table summarizes information about our equity compensation plans and individual compensation arrangements as of December 31, 2020.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	1,042,393	1.32	624,274
Equity compensation plans not approved by security holders	10,568	0.94	-
Total	1,052,961	1.32	624,274

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During years ended December 31, 2020 and 2019, except for compensation arrangements described elsewhere herein, we did not participate in any transaction, and we are not currently participating in any proposed transaction, or series of transactions, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holders, or any member of the immediate family of the foregoing persons had, or will have, a direct or indirect material interest.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed by Somekh Chaikin, a member firm of KPMG International as described below:

Fee Category	2020	2019
Audit Fees	138,600	111,000
Audit-Related Fees	-	-
Tax Fees	49,200	10,500
All Other Fees	-	-
Total Fees	187,800	121,500

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

Pre-Approval Policies and Procedures

In accordance with the Sarbanes-Oxley Act of 2002, as amended, our audit committee charter requires the audit committee to pre-approve all audit and permitted non-audit services provided by our independent registered public accounting firm, including the review and approval in advance of our independent registered public accounting firm’s annual engagement letter and the proposed fees contained therein. The audit committee has the ability to delegate the authority to pre-approve non-audit services to one or more designated members of the audit committee. If such authority is delegated, such delegated members of the audit committee must report to the full audit committee at the next audit committee meeting all items pre-approved by such delegated members. In the fiscal years ended December 31, 2020 and December 31, 2019 all of the services performed by our independent registered public accounting firm were pre-approved by the audit committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

The financial statements required by this Item are included beginning at page F-1.

(b)	Exhibits

See Exhibit Index

ITEM 16. FORM 10-K SUMMARY

Not applicable

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of My Size, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Form on Form 8-K filed on March 23, 2017)

3.2	Amended and Restated By-Laws of My Size, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on March 4, 2016)

3.3	Amendment to Amended and Restated Certificate of Incorporation of My Size, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 20, 2018)

3.4	Second Amended and Restated By-Laws of My Size, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 24, 2018)

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of My Size, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 18, 2019)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3/A filed on November 14, 2016)

4.2	Form of Warrant to Purchase Common Stock issued on December 22, 2017 (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A filed on December 18, 2017)

4.3	Form of Warrant to Purchase Common Stock issued on February 2, 2018 (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K filed on March 27, 2019)

4.4	Description of Securities Registered under Section 12 (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K filed on March 19, 2020)

4.5	Form of Warrant (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1, Amendment No. 1, filed with the SEC on May 5, 2020.)

4.6	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-1, Amendment No. 1, filed with the SEC on May 5, 2020)

10.1	My Size, Inc. 2017 Equity Incentive Plan (incorporated by reference as an exhibit to the Company’s Definitive Proxy Statement on Schedule DEF 14A filed on March 2, 2017)

10.2	My Size, Inc. 2017 Consultant Equity Incentive Plan (incorporated by reference as an exhibit to the Company’s Definitive Proxy Statement on Schedule DEF 14A filed on March 2, 2017)

10.3	My Size, Inc. 2017 Stock Option Plan Israel Grantees Sub-Plan (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed on March 27, 2019)

10.5	Form of Warrant (incorporated by reference as Exhibit 99.3 to the Company’s Registration Statement on Form S-3 filed on September 20, 2016)

10.6	Purchase Agreement between My Size, Inc. and Shoshana Zigdon dated as of February 16, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed on March 4, 2016)

10.7	Warrant issued to Longside Ventures LLC dated February 22, 2017 (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 filed on March 3, 2017)

10.8	Form of Warrant issued October 30, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 27, 2017)

10.9 +	Employment Agreement between My Size Israel 2014 Ltd. and Ronen Luzon dated November 18, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 19, 2018)

10.10 +	Employment Agreement between My Size Israel 2014 Ltd. and Or Kles dated November 18, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 19, 2018)

10.11 +	Employment Agreement between My Size Israel 2014 Ltd. and Billy Pardo dated November 18, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 19, 2018)

10.12	At the Market Offering Agreement between My Size, Inc. and H.C. Wainwright & Co. LLC dated September 13, 2019 (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on September 13, 2019)

10.13	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 15, 2020)

10.14	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 15, 2020)

10.15	Form of Placement Agent Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 15, 2020)

10.16	Securities Purchase Agreement (incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1, Amendment No. 1, filed with the SEC on May 5, 2020)

10.17	Underwriting Agreement, dated January 5, 2021, by and between the Company and Aegis Capital Corp. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on January 7, 2021)

10.18	Underwriting Agreement, dated March 22, 2021, by and between the Company and Aegis Capital Corp. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on March 25, 2021)

21.1*	List of Subsidiaries

23.1*	Consent of Somekh Chaikin

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

*	Filed herewith.

+	Indicates a management contract or any compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of March, 2021.

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

Signature	Title	Date

/s/ Ronen Luzon	Chief Executive Officer and Director	March 29, 2021
Ronen Luzon	(Principle Executive Officer)

/s/ Or Kles	Chief Financial Officer	March 29, 2021
Or Kles	(Principal Financial and Accounting Officer)

/s/ Oren Elmaliah	Director	March 29, 2021
Oren Elmaliah

/s/ Arik Kaufman	Director	March 29, 2021
Arik Kaufman

/s/ Oron Branitzky	Director	March 29, 2021
Oron Branitzky