Form 10-Q
period 2021-03-31
My Size, Inc.
filed 2021-05-14
CIK 1211805

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of May 11, 2021, 12,538,327 shares of common stock, par value $0.001 per share were issued and outstanding.

MY SIZE, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED March 31, 2021

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

My Size Inc. and Subsidiaries

Condensed Consolidated

Interim

Financial Statements

As of March 31, 2021

(unaudited)

U.S. Dollars in Thousands

1

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Financial Statements as of March 31, 2021 (Unaudited)

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Balance Sheets

U.S. dollars in thousands (except share data and per share data)

	March 31,	December 31,
	2021	2020
	(Unaudited)	(Audited)
Assets
Current Assets:
Cash and cash equivalents	5,756	1,689
Restricted cash	82	85
Restricted deposit	185	184
Accounts receivable	27	28
Other receivables and prepaid expenses	331	482
Total current assets	6,381	2,468

Property and equipment, net	116	128
Right-of-use asset	837	911
Investment in marketable securities	108	59
Total non-current assets	1,061	1,098

Total assets	7,442	3,566

Liabilities and stockholders’ equity

Current liabilities:
Operating lease liability	123	129
Trade payables	304	381
Accounts payable	386	400
Derivatives	7	1
Total current liabilities	820	911

Operating lease liability	529	579
Total non-current liabilities	529	579

Total liabilities	1,349	1,490

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity:
Stock Capital -
Common stock of $ 0.001 par value - Authorized: 100,000,000 shares; Issued and outstanding: 12,145,547 and 7,232,836 as of March 31, 2021 and December 31, 2020, respectively	12	7
Additional paid-in capital	42,671	37,164
Accumulated other comprehensive loss	(462)	(424)
Accumulated deficit	(36,128)	(34,671)
Total stockholders’ equity	6,093	2,076
Total liabilities and stockholders’ equity	7,442	3,566

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Statements of Comprehensive Loss

U.S. dollars in thousands (except share data and per share data)

	Three-Months Ended March 31,
	2021	2020
	(Unaudited)	(Unaudited)

Revenues	27	30
Cost of revenues	-	(1)
Gross profit	27	29

Operating expenses
Research and development	(373)	(348)
Sales and marketing	(546)	(625)
General and administrative	(624)	(516)

Total operating expenses	(1,543)	(1,489)
Operating loss	(1,516)	(1,460)
Financial income, net	59	1
Net loss	(1,457)	(1,459)

Other comprehensive loss:

Foreign currency translation differences	(38)	(1)

Total comprehensive loss	(1,495)	(1,460)

Basic and diluted loss per share	(0.16)	(0.58)

Basic and diluted weighted average number of shares outstanding	9,166,601	2,504,530

The accompanying notes are an integral part of the interim condensed consolidated financial statements

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Statements of Changes in Stockholders’ Equity

U.S. dollars in thousands (except share data and per share data)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number	Amount	capital	loss	deficit	equity

Balance as of January 1, 2021	7,232,836	7	37,164	(424)	(34,671)	2,076

Stock-based compensation related to options granted to employees and consultants	-	-	143	-	-	143
Issuance of shares, net of issuance cost of $736	4,187,711	4	4,568	-	-	4,572
Exercise of warrants	725,000	1	796	-	-	797
Total comprehensive loss	-	-	-	(38)	(1,457)	(1,495)
Balance as of March 31, 2021	12,145,547	12	42,671	(462)	(36,128)	6,093

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number	Amount	capital	loss	deficit	equity

Balance as of January 1, 2020	2,085,900	2	30,102	(539)	(28,514)	1,051

Stock-based compensation related to options granted to employees and consultants	-	-	70	-	-	70
Issuance of shares, net of issuance cost of $358	514,801	1	1,693	-	-	1,694
Liability reclassified to equity	-	-	328	-	-	328
Total comprehensive loss	-	-	-	(1)	(1,459)	(1,460)
Balance as of March 31, 2020	2,600,701	3	32,193	(540)	(29,973)	1,683

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Statements of Cash Flows

U.S. dollars in thousands

	Three-Months Ended March 31,
	2021	2020
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	(1,457)	(1,459)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10	9
Amortization of operating lease right-of-use asset	11	11
Revaluation of warrants and derivatives	6	(2)
Revaluation of investment in marketable securities	(49)	(12)
Stock based compensation	143	70
Decrease in accounts receivables	1	2
Decrease in other receivables and prepaid expenses	149	95
Decrease in trade payable	(76)	(164)
(Decrease) Increase in accounts payable	(9)	14

Net cash used in operating activities	(1,271)	(1,436)

Cash flows from investing activities:

Investment in right-of-use asset	-	(25)
Purchase of property and equipment	(3)	(2)

Net cash used in investing activities	(3)	(27)

Cash flows from financing activities:
Proceeds from issuance of shares, net of issuance costs	4,572	1,694
Proceeds from Exercise of warrants	797	-

Net cash provided by financing activities	5,369	1,694

Effect of exchange rate fluctuations on cash and cash equivalents	(31)	(6)

Increase in cash, cash equivalents and restricted cash	4,064	225
Cash, cash equivalents and restricted cash at the beginning of the period	1,774	1,466

Cash, cash equivalents and restricted cash at the end of the period	5,838	1,691

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

b.

During the three month period ended March 31, 2021, the Company has incurred significant losses and negative cash flows from operations and has an accumulated deficit of $36,128. The Company has financed its operations mainly through fundraising from various investors.

The Company’s management expects that the Company will continue to generate losses and negative cash flows from operations for the foreseeable future. Based on the projected cash flows and cash balances as of March 31, 2021, management is of the opinion that its existing cash will be sufficient to fund operations until the end of March 2022. As a result, there is substantial doubt about the Company’s ability to continue as a going concern.

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

The accompanying unaudited condensed consolidated interim financial statements included herein have been prepared by the Company in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements are comprised of the financial statements of the Company. In management’s opinion, the interim financial data presented includes all adjustments necessary for a fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by U.S. generally accepted accounting principles (“GAAP”) has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2021.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2020.

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

	March 31, 2021
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial assets

Investment in marketable securities (*)	-	108	-

	March 31, 2021
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial liabilities

Derivatives	-	7	-

MY SIZE, INC. AND ITS SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 3 - Financial Instruments (Cont.)

	December 31, 2020
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial assets

Investment in marketable securities (*)	-	59	-

(*)	For the three month period ended March 31, 2021 and 2020, the recognized gain (based on quoted market prices with a discount due to security restrictions on iMine shares) of the marketable securities was $49 and $33, respectively.

Note 4 - Stock Based Compensation

The stock-based expense equity awards recognized in the financial statements for services received is related to Research and Development, Sales and Marketing and General and Administrative expenses as shown in the following table:

	Three months ended March 31,
	2021	2020

Stock-based compensation expense - Research and Development	61	20
Stock-based compensation expense - Sales and Marketing	25	22
Stock-based compensation expense - General and Administrative	57	28
	143	70

Options issued to consultants:

During the three month period ended March 31, 2021, the Company did not grant any options to consultants, no such options were exercised and options to purchase 1,000 shares expired.

The total stock option compensation expense during the three month period ended March 31, 2021 and 2020 which was recorded under sales and marketing was $7 and $4, respectively and under general and administrative was $0 and $6, respectively.

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

On May 25, 2020, the compensation committee of the Board of Directors of the Company reduced the exercise price of outstanding options of employees and directors of the Company for the purchase of an aggregate of 140,237 shares of common stock of the Company (with exercise prices ranging between $18.15 and $9.15) to $1.04 per share, which was the closing price for the Company’s common stock on May 22, 2020, and extended the term of the foregoing options for an additional one year from the original date of expiration. The incremental compensation cost resulting from the repricing was $53, and the expenses during three months ended March 31, 2021 and 2020 were $1 and $0, respectively.

On August 10, 2020, the Company’s shareholders approved an increase in the shares available for issuance under the 2017 Employee Plan from 200,000 to 1,450,000 shares. As a result and pursuant to approval of the Company’s compensation committee that was contingent on the foregoing shareholder approval, the number of shares available for issuance under the Company’s 2017 Consultant Incentive Plan was reduced from 466,667 to 216,667 shares.

During the three month period ended March 31, 2021, the Company did not grant any stock options under the 2017 Employee Plan, no such options were exercised and options to purchase 21,610 shares of common stock expired.

The total stock option compensation expense during the three month period ended March 31, 2021 and 2020 which was recorded was $136 and $60, respectively.

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

The Company believes it is more likely than not that the counterclaims will be denied.

Note 6 - Significant Events During the Reporting Period

a.	On January 8, 2021, the Company conducted a public offering of its securities pursuant to which it issued 1,569,179 shares of its common stock for gross proceeds of $2,008. The net proceeds to the Company from the offering were approximately $1,700, after deducting placement agent’s fees and other estimated offering expenses payable by the Company.

b.	In January and February 2021, a holder of warrants exercised warrants to purchase 725,000 ordinary shares of the Company in exchange for $797.

c.	On March 25, 2021, the Company conducted a public offering of its shares of common stock pursuant to which it issued 2,618,532 shares of its common stock for gross proceeds of $3,300. The net proceeds to the Company from the offering were approximately $2,872, after deducting placement agent’s fees and other estimated offering expenses payable by the Company.

d.	In late 2019, a novel strain of COVID-19, also known as coronavirus, was reported in Wuhan, China. While initially the outbreak was largely concentrated in China, it has now spread to Israel and the United States, and infections have been reported globally. Many countries around the world, including in Israel, have from time to time significant governmental measures being implemented to control the spread of the virus, including temporary closure of businesses, severe restrictions on travel and the movement of people, and other material limitations on the conduct of business. These measures have resulted in work stoppages and other disruptions. The Company has implemented remote working and work place protocols for its employees in accordance with government requirements. In addition, while the Company has seen an increased demand for MySizeID, the COVID-19 pandemic has had a particularly adverse impact on the retail industry and this has resulted in an adverse impact on the Company’s marketing and sales activities. For example, the Company has three ongoing pilots with international retailers that have been halted, the Company is unable to participate physically in industry conferences, its ability to meet with potential customers is limited and in certain instances sales processes have been delayed or cancelled. The extent to which COVID-19 continues to impact the Company’s operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the outbreak, and the actions that may be required to contain COVID-19 or treat its impact.

Note 7 - Events Subsequent to the balance sheet date

a.	On May 7, 2021, the Company closed on the sale of an additional 392,780 shares of the Company’s common stock in connection with the full exercise of the underwriter’s overallotment option granted in the Company’s March 2021 public offering. These additional shares were sold to the underwriter at a public offering price of $1.26 per share, resulting in additional net proceeds to the Company, net of the underwriting discount, of approximately $460.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that we believe to be relevant to an assessment and understanding of our results of operations and financial condition for the periods described. This discussion should be read together with our condensed consolidated interim financial statements and the notes to the financial statements, which are included in this Quarterly Report on Form 10-Q. This information should also be read in conjunction with the information contained in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on March 29, 2021, or the Annual Report, including the consolidated annual financial statements as of December 31, 2020 and their accompanying notes included therein.

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

Unless the context otherwise requires, all references to “we,” “us,” “our” or “the Company” in this Quarterly Report on Form 10-Q are to My Size, Inc. a Delaware corporation, and its subsidiaries, including MySize Israel 2014 Ltd, Topspin Medical (Israel) Ltd and My Size LLC. taken as a whole.

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

Important Information about COVID-19

In late 2019, a novel strain of COVID-19, also known as coronavirus, was reported in Wuhan, China. While initially the outbreak was largely concentrated in China, it has now spread to Israel and the United States, and infections have been reported globally. Many countries around the world, including in Israel, have from time to time significant governmental measures implemented to control the spread of the virus, including temporary closure of businesses, severe restrictions on travel and the movement of people, and other material limitations on the conduct of business. These measures have resulted in work stoppages and other disruptions. We implemented remote working and work place protocols for our employees in accordance with Israeli government requirements. In addition, while we have seen an increased demand for MySizeID, the COVID-19 pandemic has had a particularly adverse impact on the retail industry and this has resulted in an adverse impact on our marketing and sales activities. For example, we have three ongoing pilots with international retailers that have been halted, we are unable to participate physically in industry conferences, our ability to meet with potential customers is limited, and in certain instances sales processes have been delayed or cancelled. The extent to which COVID-19 continues to impact our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the outbreak, and the actions that may be required to contain COVID-19 or treat its impact.

Results of Operations

The table below provides our results of operations for the periods indicated.

	Three months ended March 31
	2021	2020
	(dollars in thousands)
Revenues	$27	$30
Cost of revenues	-	(1)
Gross profit	27	29
Research and development expenses	(373)	(348)
Sales and marketing expenses	(546)	(625)
General and administrative expenses	(624)	(516)
Operating loss	(1,516)	(1,460)
Financial income, net	59	1
Net loss	$(1,457)	$(1,459)

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Revenues

We started to generate revenue in 2019 and we expect to incur additional losses to increase our sales and marketing efforts and to perform further research and development activities. Our revenues for the three months ended March 31, 2021 amounted to $27,000 compared to $30,000 for the three months ended March 31, 2020.

Research and Development Expenses

Our research and development expenses for the three months ended March 31, 2021 amounted to $373,000 compared to $348,000 for the three months ended March 31, 2020. The increase in comparison with the corresponding period was mainly due to an increase in shared based expenses.

Sales and Marketing Expenses

Our sales and marketing expenses for the three months ended March 31, 2021 amounted to $546,000 compared to $625,000 for the three months ended March 31, 2020. The decrease in comparison with the corresponding period was mainly due to a decrease in digital marketing and a decrease in travel expenses.

General and Administrative Expenses

Our general and administrative expenses for the three months ended March 31, 2021 amounted to $624,000 compared to $516,000 for the three months ended March 31, 2020. The increase in comparison with the corresponding period was mainly due to an increase in share-based payments, professional services and insurance expenses.

Operating Loss

As a result of the foregoing, for the three months ended March 31, 2021, our operating loss was $1,516,000, an increase of $56,000, or 3.8%, compared to our operating loss for the three months ended March 31, 2020 of $1,460,000.

Financial Income, Net

Our financial income, net for the three months ended March 31, 2021 amounted to $59,000 compared to financial income of $1,000 for the three months ended March 31, 2020. The increase in comparison with the corresponding period was mainly due to revaluation of investment in marketable securities.

Net Loss

As a result of the foregoing research and development, sales and marketing, general and administrative expenses net of revenues, and financial income, our net loss for the three months ended March 31, 2021 was $1,457,000, compared to net loss of $1,459,000 for the three months ended March 31, 2020.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through public and private offerings of debt and equity in the State of Israel and in the U.S.

As of March 31, 2021, we had cash, cash equivalents, restricted cash and restricted deposits of $6,023,000 compared to $1,958,000 of cash, cash equivalents and restricted cash as of December 31, 2020. This increase primarily resulted from the public offerings that we completed in January and March 2021 and proceeds from warrants that were exercised, as further described below.

On March 25, 2021, we completed an underwritten public offering of our common stock pursuant to which we issued 2,618,532 shares of our common stock at a public offering price of $1.26 per share for gross proceeds of approximately $3,300,000. We received net proceeds of approximately $2,872,000, after deducting the underwriting discounts and commissions and estimated offering expenses. On May 7, 2021, we closed on the sale of an additional 392,780 shares of our common stock in connection with the full exercise of the underwriters’ underwriter’s overallotment option granted in the March 2021 public offering. These additional shares were sold to the underwriter at a public offering price of $1.26 per share, resulting in additional net proceeds, after deducting the underwriting discount, of approximately $460,260.

Prior to that, on January 8, 2021, we completed an underwritten public offering of our common stock pursuant to which we issued 1,569,179 shares of our common stock at a public offering price of $1.28 per share for gross proceeds of approximately $2,008,000. We received net proceeds of approximately $1,700,000, after deducting the underwriting discounts and commissions and estimated offering expenses. Furthermore, in January and February 2021, a holder of warrants exercised warrants to purchase 725,000 of our ordinary shares in exchange for $797,000.

Cash used in operating activities amounted to $1,271,000 for the three months ended March 31, 2021, compared to $1,436,000 for the three months ended March 31, 2020. The decrease in cash used in operating activities was mainly due to revaluation of investment in marketable securities, share based payments and working capital.

Net cash used in investing activities was $3,000 for the three months ended March 31, 2021, compared to cash used in investing activities of $27,000 for the three months ended March 31, 2020. The decrease from the corresponding period was mainly due to investment in right-of-use asset in the corresponding period compared to no investment in the current period.

Net cash provided by financing activities was $5,369,000 for the three months ended March 31, 2021, compared to $1,694,000 for the three months ended March 31, 2020. The cash flow from financing activities for the three months ended March 31, 2021 resulted from the public offerings that occurred in January 2021 and March 2021 and from proceeds that were received from an investor for warrants that were exercised.

We do not have any material commitments for capital expenditures during the next twelve months.

We expect to continue to generate losses and negative cash flows from operations for the foreseeable future and expect to need to obtain additional funds in the future. Based on the projected cash flows and cash balances as of March 31, 2021, management is of the opinion that our existing cash will be sufficient to fund operations until the end of March 2022. As a result, there is substantial doubt about the Company’s ability to continue as a going concern. However, we will need to raise additional capital, which may not be available on reasonable terms or at all. Additional capital would be used to accomplish the following:

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2021. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2021 were effective.

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

Item 1A. Risk Factors.

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

The Purchase Agreement may be terminated by either party in the event of an uncured material breach. The Purchase Agreement further provides that the Seller is entitled to repurchase the Assets from us upon the occurrence of one or more of the following events: (a) in the case of liquidation or bankruptcy of the Company; or (b) if on the seventh anniversary of the execution of the Purchase Agreement, the amount of our income, directly and/or indirectly derived from the Assets is less than NIS 3.6 million (approximately $1 million). As of the date of this Quarterly Report on Form 10-Q, we have only generated limited revenue and as a consequence of the passage of seven years since execution of the Purchase Agreement, Ms. Zigdon, has a right to repurchase the Assets until June 16, 2021 at the market price of the Assets as determined by a third party independent valuation. In accordance with the Purchase Agreement, on March 7, 2021, we notified Ms. Zigdon that the amount of our income, directly and/or indirectly derived from the Assets is less than NIS 3.6 million. We are currently negotiating the waiver of Ms. Zigdon’s right to repurchase of the Assets and in consideration of such waiver expect to pay cash or issue shares of common stock and/or common stock equivalents, or a combination of both. At this stage, we are unable to estimate the amount or form of consideration that we will expect to pay or other terms to which we would agree in consideration of the waiver. To the extent that we pay cash, this could materially reduce the amount of cash available for working capital and other purposes and to the extent we issue any equity this could result in substantial dilution to you and our then current stockholders. There is no assurance that we will reach agreement with Ms. Zigdon regarding the waiver. If Ms. Zigdon exercises her right to repurchase the Assets, our ability to develop and commercialize our products would be significantly harmed and we may cease operations.

Our business could be negatively affected as a result of a potential proxy contest for the election of directors at our annual meeting or other stockholder activism.

In May 2021, we received notice from a purported stockholder of its intention to nominate four candidates to stand for election to our Board of Directors at our 2021 annual meeting of stockholders. If this purported stockholder or any other stockholder engages in a proxy contest or other stockholder activism, we could incur significant legal fees and proxy solicitation expenses, and such actions would require significant time and attention by management and our Board of Directors. The potential of a proxy contest or other stockholder activism could interfere with our ability to execute our strategic plan, give rise to perceived uncertainties as to our future direction, adversely affect our relationships with key business partners, result in the loss of potential business opportunities or make it more difficult to attract and retain qualified personnel, any of which could materially and adversely affect our business and operating results. The market price of our common stock could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties related to any such stockholder activism.

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

My Size, Inc.

Date: May 13, 2021	By:	/s/ Ronen Luzon
Ronen Luzon
Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2021	By:	/s/ Or Kles
Or Kles
Chief Financial Officer (Principal Financial and Accounting Officer)

