Form 10-Q
period 2021-06-30
My Size, Inc.
filed 2021-08-16
CIK 1211805

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of August 11, 2021, 15,042,155 shares of common stock, par value $0.001 per share were issued and outstanding.

MY SIZE, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED June 30, 2021

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

My Size Inc. and Subsidiaries

Condensed Consolidated

Interim

Financial Statements

As of June 30, 2021

(unaudited)

U.S. Dollars in Thousands

1

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Financial Statements as of June 30, 2021 (Unaudited)

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Balance Sheets

U.S. dollars in thousands (except share data and per share data)

	June 30,	December 31,
	2021	2020
	(Unaudited)	(Audited)
Assets
Current Assets:
Cash and cash equivalents	4,824	1,689
Restricted cash	269	85
Restricted deposit	-	184
Accounts receivable	35	28
Other receivables and prepaid expenses	202	482
Total current assets	5,330	2,468

Property and equipment, net	117	128
Right-of-use asset	829	911
Investment in marketable securities	81	59
Total non-current assets	1,027	1,098

Total assets	6,357	3,566

Liabilities and stockholders’ equity

Current liabilities:
Operating lease liability	130	129
Trade payables	330	381
Accounts payable	429	400
Derivatives	2	1
Total current liabilities	891	911

Operating lease liability	521	579
Total non-current liabilities	521	579

Total liabilities	1,412	1,490

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity:
Stock Capital -
Common stock of $0.001 par value - Authorized: 100,000,000 shares; Issued and outstanding: 15,038,327 and 7,232,836 as of June 30, 2021 and December 31, 2020, respectively	15	7
Additional paid-in capital	45,838	37,164
Accumulated other comprehensive loss	(440)	(424)
Accumulated deficit	(40,468)	(34,671)
Total stockholders’ equity	4,945	2,076
Total liabilities and stockholders’ equity	6,357	3,566

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Statements of Comprehensive Loss

U.S. dollars in thousands (except share data and per share data)

	Six-Months Ended June 30,		Three-Months Ended June 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	Unaudited)	(Unaudited)

Revenues	57	51	30	21
Cost of revenues	-	(1)	-	-
Gross profit	57	50	30	21

Operating expenses
Research and development	(3,380)	(688)	(3,007)	(340)
Sales and marketing	(1,277)	(1,077)	(731)	(452)
General and administrative	(1,229)	(1,078)	(605)	(562)

Total operating expenses	(5,886)	(2,843)	(4,343)	(1,354)
Operating loss	(5,829)	(2,793)	(4,313)	(1,333)
Financial income (expenses), net	32	30	(27)	29
Net loss	(5,797)	(2,763)	(4,340)	(1,304)

Other comprehensive income (loss):

Foreign currency translation differences	(16)	3	22	4

Total comprehensive loss	(5,813)	(2,760)	(4,318)	(1,300)

Basic and diluted loss per share	(0.51)	(0.72)	(0.33)	(0.25)
Basic and diluted weighted average number of shares outstanding	11,276,238	3,835,651	13,340,164	5,166,772

The accompanying notes are an integral part of the interim condensed consolidated financial statements

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Statements of Changes in Stockholders’ Equity

U.S. dollars in thousands (except share data and per share data)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number	Amount	capital	loss	deficit	equity

Balance as of January 1, 2021	7,232,836	7	37,164	(424)	(34,671)	2,076

Stock-based compensation related to options granted to employees and consultants	-	-	232	-	-	232
Restricted shares issued to shareholder (*)	2,500,000	3	2,615	-	-	2,618
Issuance of shares, net of issuance cost of $768	4,580,491	4	5,031	-	-	5,035
Exercise of warrants	725,000	1	796	-	-	797
Total comprehensive loss	-	-	-	(16)	(5,797)	(5,813)
Balance as of June 30, 2021	15,038,327	15	45,838	(440)	(40,468)	4,945

(*)	See note 1 c.

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number	Amount	capital	loss	deficit	equity

Balance as of January 1, 2020	2,085,900	2	30,102	(539)	(28,514)	1,051
Stock-based compensation related to options granted to employees and consultants	-	-	163	-	-	163
Issuance of shares, net of issuance cost of $1,000	2,439,802	3	5,992	-	-	5,995
Exercise of warrants and pre funded warrants	2,632,134	2	14			16
Liability reclassified to equity	-	-	328	-	-	328
Total comprehensive loss	-	-	-	3	(2,763)	(2,760)
Balance as of June 30, 2020	7,157,836	7	36,599	(536)	(31,277)	4,793

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number	Amount	capital	loss	deficit	equity

Balance as of April 1, 2021	12,145,547	12	42,671	(462)	(36,128)	6,093

Stock-based compensation related to options granted to employees and consultants	-	-	89	-	-	89
Restricted shares issued to shareholder (*)	2,500,000	3	2,615	-	-	2,618
Issuance of shares, net of issuance cost of $32	392,780	**	463	-	-	463
Total comprehensive loss	-	-	-	22	(4,340)	(4,318)
Balance as of June 30, 2021	15,038,327	15	45,838	(440)	(40,468)	4,945

(*)	See note 1 c.
(**)	Represents an amount less than $1

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number	Amount	capital	loss	deficit	equity

Balance as of April 1, 2020	2,600,701	3	32,193	(540)	(29,973)	1,683

Stock-based compensation related to options granted to employees and consultants	-	-	93	-	-	93
Issuance of shares, net of issuance cost of $642	1,925,001	2	4,299	-	-	4,301
Exercise of warrants and pre funded warrants	2,632,134	2	14	-	-	16
Total comprehensive loss	-	-	-	4	(1,304)	(1,300)
Balance as of June 30, 2020	7,157,836	7	36,599	(536)	(31,277)	4,793

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Statements of Cash Flows

U.S. dollars in thousands

	Six-Months Ended June 30,
	2021	2020
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	(5,797)	(2,763)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	21	19
Amortization of operating lease right-of-use asset	22	21
Revaluation of derivatives	1	(19)
Revaluation of investment in marketable securities	(22)	(15)
Expense arising from restricted shares issued to compensate waiver by a shareholder	2,618	-
Stock based compensation	232	163
(Increase) decrease in accounts receivables	(7)	11
Decrease in other receivables and prepaid expenses	279	64
Decrease in trade payable	(50)	(90)
Increase (decrease) Increase in accounts payable	34	(16)

Net cash used in operating activities	(2,669)	(2,625)

Cash flows from investing activities:
Change in restricted deposits	184	(170)
Investment in right-of-use asset	-	(25)
Purchase of property and equipment	(12)	(5)

Net cash provided by (used in) investing activities	172	(200)

Cash flows from financing activities:
Proceeds from issuance of shares, net of issuance costs	5,035	6,011
Proceeds from Exercise of warrants	797	-

Net cash provided by financing activities	5,832	6,011

Effect of exchange rate fluctuations on cash and cash equivalents	(16)	(10)

Increase in cash, cash equivalents and restricted cash	3,319	3,176
Cash, cash equivalents and restricted cash at the beginning of the period	1,774	1,466

Cash, cash equivalents and restricted cash at the end of the period	5,093	4,642

Non cash activities:
Restricted shares issued to shareholder	2,618	-

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

The Company has three subsidiaries, My Size Israel 2014 Ltd (“My Size Israel”). and Topspin Medical (Israel) Ltd., both of which are incorporated in Israel and My Size LLC which was incorporated in Russian Federation. References to the Company include the subsidiaries unless the context indicates otherwise.

b.

During the six month period ended June 30, 2021, the Company has incurred significant losses and negative cash flows from operations and has an accumulated deficit of $40,468. The Company has financed its operations mainly through fundraising from various investors.

The Company’s management expects that the Company will continue to generate losses and negative cash flows from operations for the foreseeable future. Based on the projected cash flows and cash balances as of June 30, 2021, management is of the opinion that its existing cash will be sufficient to fund operations until the end of March 2022. As a result, there is substantial doubt about the Company’s ability to continue as a going concern.

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

c.

Further to Note 1b of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020:

On May 26, 2021, The Company, My Size Israel and Shoshana Zigdon entered into an Amendment to Purchase Agreement (the “Amendment”) which made certain amendments to a Purchase Agreement between the parties dated February 16, 2014 (the “Purchase Agreement”). Pursuant to the Amendment, Ms. Zigdon agreed to irrevocably waive the right to repurchase certain assets related to the collection of data for measurement purposes that My Size Israel acquired from Ms. Zigdon under the Purchase Agreement and upon which the Company’s business is substantially dependent, and all past, present and future rights in any of the intellectual property rights sold, transferred and assigned to My Size Israel under the Purchase Agreement and any modifications, amendments or improvements made thereto, including, without limitation, any compensation, reward or any rights to royalties or to receive any payment or other consideration whatsoever in connection with such intellectual property rights (the “Waiver”). In consideration of the Waiver, the Company issued 2,500,000 shares of common stock to Ms. Zigdon in a private placement.

The Company measured the fair value of the shares based on the quoted market price of common stock adjusted to reflect the effect of the sales restrictions.

During the six and three month period ended June 30, 2021, an amount of $2,618 was recorded in research and development expense.

Note 2 - Significant Accounting Policies

  a. Unaudited condensed consolidated financial statements:

The accompanying unaudited condensed consolidated interim financial statements included herein have been prepared by the Company in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements are comprised of the financial statements of the Company. In management’s opinion, the interim financial data presented includes all adjustments necessary for a fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by U.S. generally accepted accounting principles (“GAAP”) has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2021.

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

	June 30, 2021
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial assets

Investment in marketable securities (*)	-	81	-

	June 30, 2021
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial liabilities

Derivatives	-	2	-

MY SIZE, INC. AND ITS SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements (unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 3 - Financial Instruments (Cont.)

	December 31, 2020
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial assets

Investment in marketable securities (*)	-	59	-

(*)	For the six and three month periods ended June 30, 2021 and 2020, the recognized gain (based on quoted market prices with a discount due to security restrictions on iMine shares) of the marketable securities was $22 and $(27), and $15 and $3, respectively.

	December 31, 2020
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial liabilities

Derivatives	-	1	-

Note 4 - Stock Based Compensation

The stock-based expense equity awards recognized in the financial statements for services received is related to Research and Development, Sales and Marketing and General and Administrative expenses as shown in the following table:

	Six months ended June 30,		Three months ended June 30,
	2021	2020	2021	2020

Stock-based compensation expense - Research and development	70	51	9	31
Stock-based compensation expense - Sales and marketing	93	46	68	24
Stock-based compensation expense - General and administrative	69	66	12	38

	232	163	89	93

Warrants issued to consultants:

a.

In May 2021, the Company entered into a consulting agreement with a consultant pursuant to which the Company agreed upon the three-month anniversary of the agreement to issue to the consultant a (i) a warrant to purchase up to 50,000 shares of the Company’s common stock exercisable at $1.50 per share and expiring on December 31, 2022, and (ii) a warrant to purchase up to 50,000 shares of the Company’s common stock exercisable at $2.00 per share and expiring on December 31, 2022

During both the six and three month period ended June 30, 2021, an amount of $38, respectively, was recorded by the Company as stock option compensation expense with respect to the consultant.

b.

In June 2021, the Company entered into a consulting agreement with a consultant pursuant to which the Company agreed to issue to the consultant a warrant to purchase up to 50,000 shares of the Company’s common stock exercisable at $1.50 per share and expiring on December 31, 2022.

During both the six and three month period ended June 30, 2021, an amount of $9, was recorded by the Company as stock option compensation expense with respect to the consultant.

c.	During the six month period ended June 30, 2021, the Company issued 150,000 warrants to consultants, no such warrants were exercised and warrants to purchase 3,667 shares expired.

The total stock option compensation expense during the six and three month period ended June 30, 2021 and 2020 which was recorded under sales and marketing was $60, $53, $5 and $1 respectively and under general and administrative was $0, $0, $12 and $6, respectively.

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

On May 25, 2020, the compensation committee of the Board of Directors of the Company reduced the exercise price of outstanding options of employees and directors of the Company for the purchase of an aggregate of 140,237 shares of common stock of the Company (with exercise prices ranging between $18.15 and $9.15) to $1.04 per share, which was the closing price for the Company’s common stock on May 22, 2020, and extended the term of the foregoing options for an additional one year from the original date of expiration. The incremental compensation cost resulting from the repricing was $53, and the expenses during the six and three month period ended June 30, 2021 were $1, $0 and the expenses during both the six and three months ended June 30, 2020 were $43.

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

During the six and three month period ended June 30, 2021, the Company granted an aggregate of 97,500 of stock options under the 2017 Employee Plan, no such options were exercised and options to purchase 40,777 and 19,167 shares of common stock, respectively, expired.

The total stock option compensation expense during the six and three month period ended June 30, 2021 and 2020 which was recorded was $171 and $35, and $103 and $42, respectively.

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

b.

On July 5, 2021, the Company was served with a legal complaint filed by Fidelity Venture Capital Ltd. and Dror Atzmon in the Magistrate’s Court in Tel Aviv for a monetary award in an amount of NIS 1,436,679 and a declaratory relief. The plaintiffs allege that the Company breached its contractual obligations to pay them for services allegedly rendered to the Company by the plaintiffs under a certain consulting agreement dated July 2, 2014, in an amount of NIS 819,000. Additionally, the plaintiffs allege that the Company should compensate them for losses allegedly incurred by them following their investment in the Company’s shares issued under a certain private offering. In the alternative, the plaintiffs move that the court will declare the investment agreement void with full restitution of plaintiffs’ original investment in an amount of NIS 1,329,650.

At this preliminary stage, before any fact finding and pre-trial procedures (including disclosure of documents) have been conducted and before the statement of defense has been prepared and filed, the Company cannot evaluate the chances of the claim to succeed.

Note 6 - Significant Events During the Reporting Period

a.	On January 8, 2021, the Company conducted a public offering of its securities pursuant to which it issued 1,569,179 shares of its common stock for gross proceeds of $2,008. The net proceeds to the Company from the offering were approximately $1,700, after deducting placement agent’s fees and other estimated offering expenses payable by the Company.

b.	In January and February 2021, a holder of warrants exercised warrants to purchase 725,000 ordinary shares of the Company in exchange for $797.

c.	On March 25, 2021, the Company conducted a public offering of its shares of common stock pursuant to which it issued 2,618,532 shares of its common stock for gross proceeds of $3,300. The net proceeds to the Company from the offering were approximately $2,872, after deducting placement agent’s fees and other estimated offering expenses payable by the Company.

d.	On May 7, 2021, the Company issued an additional 392,780 shares of the Company’s common stock in connection with the full exercise of the underwriter’s overallotment option granted in the Company’s March 2021 public offering. These additional shares were sold to the underwriter at a public offering price of $1.26 per share, resulting in additional net proceeds to the Company, net of the underwriting discount, of approximately $463.

e.	On May 26, 2021, the Company issued 2,500,000 shares of common stock to Ms. Zigdon in consideration of the Waiver. See note 1(c) above.

f.	In late 2019, a novel strain of COVID-19, also known as coronavirus, was reported in Wuhan, China. While initially the outbreak was largely concentrated in China, it has now spread to Israel and the United States, and infections have been reported globally. Many countries around the world, including in Israel, have from time to time significant governmental measures being implemented to control the spread of the virus, including temporary closure of businesses, severe restrictions on travel and the movement of people, and other material limitations on the conduct of business. These measures have resulted in work stoppages and other disruptions. The Company has implemented remote working and work place protocols for its employees in accordance with government requirements. In addition, while the Company has seen an increased demand for MySizeID, the COVID-19 pandemic has had a particularly adverse impact on the retail industry and this has resulted in an adverse impact on the Company’s marketing and sales activities. For example, the Company has three ongoing pilots with international retailers that have been halted, the Company is unable to participate physically in industry conferences, its ability to meet with potential customers is limited and in certain instances sales processes have been delayed or cancelled. The extent to which COVID-19 continues to impact the Company’s operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the outbreak, and the actions that may be required to contain COVID-19 or treat its impact.

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

Results of Operations

The table below provides our results of operations for the periods indicated.

	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020
	(dollars in thousands)		(dollars in thousands)
Revenues	$30	$21	$57	$51
Cost of revenues	-	-	-	(1)
Gross profit	30	21	57	50
Research and development expenses	(3,007)	(340)	(3,380)	(688)
Sales and marketing	(731)	(452)	(1,277)	(1,077)
General and administrative	(605)	(562)	(1,229)	(1,078)
Operating loss	(4,313)	(1,333)	(5,829)	(2,793)
Financial income (expenses), net	(27)	29	32	30
Net loss	$(4,340)	$(1,304)	$(5,797)	$(2,763)

Six and Three Months Ended June 30, 2021 Compared to Six and Three Months Ended June 30, 2020

Revenues

We started to generate revenue in 2019 and we expect to incur additional losses to increase our sales and marketing efforts and to perform further research and development activities. Our revenues for the six months ended June 30, 2021 amounted to $57,000 compared to $51,000 for the six months ended June 30, 2020.

Our revenues for the three months ended June 30, 2021 amounted to $30,000 compared to $21,000 for the three months ended June 30, 2020. The increase from both six and three months corresponding period primarily resulted from increase in traffic, as measured by the MySizeID engine per the license agreements.

Research and Development Expenses

Our research and development expenses for the six months ended June 30, 2021 amounted to $3,380,000 compared to $688,000 for the six months ended June 30, 2020. The increase from the corresponding period primarily resulted from share based payment in amount of $2,618,000 attributed to the share issuance to Shoshana Zigdon under that certain Amendment to Purchase Agreement dated May 26, 2021.

Our research and development expenses for the three months ended June 30, 2021 amounted to $3,007,000 compared to $340,000 for the three months ended June 30, 2020. The increase from the corresponding period primarily resulted from share based payment in amount of $2,618,000 attributed to the share issuance to Shoshana Zigdon under that certain Amendment to Purchase Agreement dated May 26, 2021.

Sales and Marketing Expenses

Our sales and marketing expenses for the six months ended June 30, 2021 amounted to $1,277,000 compared to $1,077,000 for the six months ended June 30, 2020. The increase in comparison with the corresponding period was mainly due to an increase in payments to consultants, share-based payments and hiring new sales consultants offset by decrease in travel and marketing expenses.

Our sales and marketing expenses for the three months ended June 30, 2021 amounted to $731,000 compared to $452,000 for the three months ended June 30, 2020. The increase in comparison with the corresponding period was mainly due to an increase in payments to consultants, hiring new sales consultants and increase in share-based payments was offset by decrease in marketing expenses.

General and Administrative Expenses

Our general and administrative expenses for the six months ended June 30, 2021 amounted to $1,229,000 compared to $1,078,000 for the six months ended June 30, 2020. The increase in comparison with the corresponding period was mainly due to an increase in insurance expenses.

Our general and administrative expenses for the three months ended June 30, 2021 amounted to $605,000 compared to $562,000 for the three months ended June 30, 2020. The increase in comparison with the corresponding period was mainly due to an increase in insurance expenses.

Operating Loss

As a result of the foregoing, for the six month ended June 30, 2021, our operating loss was $5,829,000, an increase of $3,036,000, or 109%, compared to our operating loss for the six month ended June 30, 2020 of $2,793,000. The increase from the corresponding period primarily resulted from share based payment in amount of $2,618,000 attributed to the share issuance to Shoshana Zigdon under that certain Amendment to Purchase Agreement dated May 26, 2021.

As a result of the foregoing, for the three month ended June 30, 2021, our operating loss was $4,313,000, an increase of $2,980,000, or 223%, compared to our operating loss for the three month ended June 30, 2020 of $1,333,000. The increase from the corresponding period primarily resulted from share based payment in amount of $2,618,000 attributed to the share issuance to Shoshana Zigdon under that certain Amendment to Purchase Agreement dated May 26, 2021.

Financial Income, Net

Our financial income, net for the six months ended June 30, 2021 amounted to $32,000 as opposed to financial income of $30,000 for the six months ended June 30, 2020. During the six months ended June 30, 2021, financial income derived mainly from investment in marketable and from exchange rate expenses.

Our financial expense, net for the three months ended June 30, 2021 amounted to $27,000 compared to financial income of $29,000 for the three months ended June 30, 2020. During the three months ended June 30, 2021, financial expenses mainly derived from revaluation of investment in marketable securities whereas in the corresponding period we had financial income mainly from investment in marketable and from exchange rate expenses.

Net Loss

As a result of the foregoing research and development, sales and marketing, general and administrative expenses initial revenues, and financial expenses, our net loss for the six months ended June 30, 2021 was $5,797,000 compared to net loss of $2,763,000 for the six months ended June 30, 2020, the increase in the net loss was mainly due to the reasons mentioned above.

As a result of the foregoing research and development, sales and marketing, general and administrative expenses initial revenues, and financial expenses, our net loss for the three months ended June 30, 2021 was $4,340,000, compared to net loss of $1,304,000 for the three months ended June 30, 2020, the increase in the net loss was mainly due to the reasons mentioned above.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through public and private offerings of debt and equity in the State of Israel and in the U.S.

As of June 30, 2021, we had cash, cash equivalents, restricted cash of $5,093,000 compared to $1,774,000 of cash, cash equivalents and restricted cash as of December 31, 2020. This increase primarily resulted from the public offerings that we completed in January and March 2021, including the overallotment that closed in May 2021, and proceeds from warrants that were exercised, as further described below.

On March 25, 2021, we completed an underwritten public offering of our common stock pursuant to which we issued 2,618,532 shares of our common stock at a public offering price of $1.26 per share for gross proceeds of approximately $3,300,000. We received net proceeds of approximately $2,872,000, after deducting the underwriting discounts and commissions and estimated offering expenses. On May 7, 2021, we issued an additional 392,780 shares of our common stock in connection with the full exercise of the underwriter’s overallotment option granted in the March 2021 public offering. These additional shares were sold to the underwriter at a public offering price of $1.26 per share, resulting in additional net proceeds, after deducting the underwriting discount, of $463,260.

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

Cash used in operating activities amounted to $2,669,000 for the six months ended June 30, 2021, compared to $2,625,000 for the six months ended June 30, 2020.

Net cash provided by investing activities was $172,000 for the six months ended June 30, 2021, compared to $200,000 (used in) investing activities for the six months ended June 30, 2020.

Net cash provided by financing activities was $5,832,000 for the six months ended June 30, 2021, compared to $6,011,000 for the six months ended June 30, 2020. The cash flow from financing activities for the six months ended June 30, 2021 resulted from the public offerings that occurred in January 2021 and March 2021, including the full exercise of the underwriter’s overallotment option that occurred in May 2021 and from proceeds that were received from an investor for warrants that were exercised.

We do not have any material commitments for capital expenditures during the next twelve months.

We expect to continue to generate losses and negative cash flows from operations for the foreseeable future and expect to need to obtain additional funds in the future. Based on the projected cash flows and cash balances as of June 30, 2021, management is of the opinion that our existing cash will be sufficient to fund operations until the end of March 2022. As a result, there is substantial doubt about the Company’s ability to continue as a going concern. However, we will need to raise additional capital, which may not be available on reasonable terms or at all. Additional capital would be used to accomplish the following:

●	finance our current operating expenses;

●	pursue growth opportunities;

●	hire and retain qualified management and key employees;

●	respond to competitive pressures;

●	comply with regulatory requirements; and

●	maintain compliance with applicable laws and exchange rules.

Current conditions in the capital markets are such that traditional sources of capital may not be available to us when needed or may be available only on unfavorable terms. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, the COVID-19 pandemic, economic conditions shareholder activism and a number of other factors, many of which are outside our control, and on our financial performance. Accordingly, we cannot assure you that we will be able to successfully raise additional capital at all or on terms that are acceptable to us. If we cannot raise additional capital when needed, it may have a material adverse effect on our business, results of operations and financial condition.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2021. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2021 were effective.

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

On July 5, 2021, the Company was served with a legal complaint filed by Fidelity Venture Capital Ltd. and Dror Atzmon in the Magistrate’s Court in Tel Aviv for a monetary award in an amount of NIS 1,436,679 and declaratory relief. The plaintiffs allege that the Company breached its contractual obligations to pay them for services allegedly rendered to the Company by the plaintiffs under a certain consulting agreement in an amount of NIS 819,000. Additionally, the plaintiffs allege that the Company should compensate them for losses allegedly incurred by them following their investment in the Company’s shares issued under a certain private offering. In the alternative, the plaintiffs move that the court will declare the investment agreement void with full restitution of plaintiffs’ original investment in an amount of NIS 1,329,650. At this preliminary stage, before any fact finding and pre-trial procedures (including disclosure of documents) have been conducted and before the statement of defense has been prepared and filed, we cannot evaluate the chances of the claim to succeed.

Item 1A. Risk Factors.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Except as set forth below and other than as disclosed in a Current Report on Form 8-K, there were no unregistered sales of equity securities by the Company during the three month period ended June 30, 2021.

In May 2021, we entered into an agreement with a consultant pursuant to which we agreed to issue warrants to purchase an aggregate of 100,000 shares of common stock, 50,000 of which are exercisable at $1.50 per share and 50,000 of which are exercisable at $2.00 per share, in each case exercisable until December 31, 2022. In addition, in June 2021, we entered into an agreement with a consultant pursuant to which we agreed to issue warrants to purchase 50,000 shares of common stock at an exercise price of $1.50 per share exercisable until December 31, 2022. The warrants and the shares underlying the warrants were offered and sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act since, among other things, the transactions did not involve a public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

The information set forth below is included herein for the purpose of proving the disclosure required under “Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers”.

On August 11, 2021, the Company’s board of directors increased the size of the board of directors to five members and appointed Guy Zimmerman to serve on the Company’s board of directors, effective immediately and to serve until the next annual meeting of the Company’s stockholders.

Guy Zimmerman, age, 53, serves as Founder and CEO of ManuFuture, an online b2b engineering market place, since February 2021. Prior to that from 2017 to 2021, Mr. Zimmerman acted as a consultant to several technology start-ups and was a founding partner of a business travel online platform. From 2013 to 2017, Mr. Zimmerman served as EVP of Marketing and Business Development of Kornit Digital and was part of the IPO leadership. Prior to that, Mr. Zimmerman served as VP of Global Sales and Business Development at Tefron Ltd., a provider of seamless garment technology, where he led the $100m sales and sales support organization serving global retail and fashion brands. Prior to that he served as Vice President of Strategy and Business Development at Tnuva Group, Israel’s largest food manufacturer and spent eight years at McKinsey & Company. Mr. Zimmerman previously led a software startup in the field of operational healthcare management systems. Mr. Zimmerman holds a B.Sc. in Industrial Engineering from Tel Aviv University in Israel.

There are no arrangements or understandings between Mr. Zimmerman and any other persons pursuant to which he was appointed as a director. There are also no family relationships between Mr. Zimmerman and any of the Company’s other directors or executive officers, and he has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

Mr. Zimmerman will receive compensation for his board service as a non-employee director consistent with the Company’s other non-employee directors.

On August 16, 2021, the Company’s compensation committee approved an increase in base salary to (i) Ronen Luzon, the Company’s Chief Executive Officer, from 50,000 NIS to 55,000 NIS per month, (ii) Or Kles, the Company’s Chief Financial Officer, from 30,000 NIS to 38,000 NIS per month, and (iii) Billy Pardo, the Company’s Chief Operating Officer, from 40,000 NIS to 47,500 NIS per month, effective August 1, 2021.

Item 6. Exhibits.

Exhibit Number	Description of Exhibits
10.1*	Amendment to Purchase Agreement between My Size Israel 2014 Ltd., My Size, Inc. and Shoshana Zigdon
31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

My Size, Inc.

Date: August 16, 2021	By:	/s/ Ronen Luzon
Ronen Luzon
Chief Executive Officer (Principal Executive Officer)

Date: August 16, 2021	By:	/s/ Or Kles
Or Kles
Chief Financial Officer (Principal Financial and Accounting Officer)

