Form 10-Q
period 2021-09-30
My Size, Inc.
filed 2021-11-15
CIK 1211805

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of November 10, 2021, 23,982,503 shares of common stock, par value $0.001 per share were issued and outstanding.

MY SIZE, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2021

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

My Size Inc. and Subsidiaries

Condensed Consolidated

Interim

Financial Statements

As of September 30, 2021

(unaudited)

U.S. Dollars in Thousands

1

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Financial Statements as of September 30, 2021 (Unaudited)

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Balance Sheets (Unaudited)

U.S. dollars in thousands (except share data and per share data)

	September 30,	December 31,
	2021	2020
Assets
Current Assets:
Cash and cash equivalents	3,539	1,689
Restricted cash	270	85
Restricted deposit	-	184
Accounts receivable	37	28
Other receivables and prepaid expenses	121	482
Total current assets	3,967	2,468

Property and equipment, net	108	128
Right-of-use asset	792	911
Investment in marketable securities	105	59
Total non-current assets	1,005	1,098

Total assets	4,972	3,566

Liabilities and stockholders’ equity

Current liabilities:
Operating lease liability	130	129
Trade payables	556	381
Accounts payable	705	400
Derivatives	-	1
Total current liabilities	1,391	911

Operating lease liability	493	579
Total non-current liabilities	493	579

Total liabilities	1,884	1,490

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity:
Stock Capital -
Common stock of $0.001 par value - Authorized: 100,000,000 shares; Issued and outstanding: 15,069,587 and 7,232,836 as of September 30, 2021 and December 31, 2020, respectively	15	7
Additional paid-in capital	45,981	37,164
Accumulated other comprehensive loss	(432)	(424)
Accumulated deficit	(42,476)	(34,671)
Total stockholders’ equity	3,088	2,076
Total liabilities and stockholders’ equity	4,972	3,566

(*)	Represents an amount less than $1

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Statements of Comprehensive Loss (Unaudited)

U.S. dollars in thousands (except share data and per share data)

	Nine-Months Ended September 30,		Three-Months Ended September 30,
	2021	2020	2021	2020

Revenues	88	139	31	88
Cost of revenues	-	(2)	-	(1)
Gross profit	88	137	31	87

Operating expenses
Research and development	(3,842)	(1,085)	(462)	(397)
Sales and marketing	(1,798)	(1,632)	(521)	(555)
General and administrative	(2,303)	(1,855)	(1,074)	(777)

Total operating expenses	(7,943)	(4,572)	(2,507)	(1,729)
Operating loss	(7,855)	(4,435)	(2,026)	(1,642)
Financial income (expenses), net	50	(2)	18	(32)
Net loss	(7,805)	(4,437)	(2,008)	(1,674)

Other comprehensive income (loss):

Foreign currency translation differences	(8)	53	8	50

Total comprehensive loss	(7,813)	(4,384)	(2,000)	(1,624)

Basic and diluted loss per share	(0.62)	(0.89)	(0.13)	(0.23)
Basic and diluted weighted average number of shares outstanding	12,546,022	4,971,202	15,044,184	7,217,619

The accompanying notes are an integral part of the interim condensed consolidated financial statements

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Statements of Changes in Stockholders’ Equity (Unaudited)

U.S. dollars in thousands (except share data and per share data)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number	Amount	capital	loss	deficit	equity

Balance as of January 1, 2021	7,232,836	7	37,164	(424)	(34,671)	2,076

Stock-based compensation related to options granted to employees and consultants	-	-	350	-	-	350
Exercise of options granted to employees	4,458	**	**	-	-	**
Restricted shares issued to shareholder (*)	2,500,000	3	2,615	-	-	2,618
Issuance of shares, net of issuance cost of $768	4,580,491	4	5,031	-	-	5,035
Exercise of warrants	751,802	1	821	-	-	822
Total comprehensive loss	-	-	-	(8)	(7,805)	(7,813)
Balance as of September 30, 2021	15,069,587	15	45,981	(432)	(42,476)	3,088

(*)	See note 1 c.
(**)	Represents an amount less than $1

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number	Amount	capital	loss	deficit	equity

Balance as of January 1, 2020	2,085,900	2	30,102	(539)	(28,514)	1,051
Stock-based compensation related to options granted to employees and consultants	-	-	388	-	-	388
Issuance of shares, net of issuance cost of $1,000	2,439,802	3	5,992	-	-	5,995
Exercise of warrants and pre funded warrants	2,707,134	2	97			99
Liability reclassified to equity	-	-	328	-	-	328
Total comprehensive loss	-	-	-	53	(4,437)	(4,384)
Balance as of September 30, 2020	7,232,836	7	36,907	(486)	(32,951)	3,477

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number	Amount	capital	loss	deficit	equity

Balance as of July 1, 2021	15,038,327	15	45,838	(440)	(40,468)	4,945

Stock-based compensation related to options granted to employees and consultants	-	-	118	-	-	118
Exercise of options granted to employees	4,458	**	**	-	-	**
Exercise of warrants	26,802	**	25	-	-	25
Total comprehensive loss	-	-	-	8	(2,008)	(2,000)
Balance as of September 30, 2021	15,069,587	15	45,981	(432)	(42,476)	3,088

(**)	Represents an amount less than $1

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number	Amount	capital	loss	deficit	equity

Balance as of July 1, 2020	7,157,836	7	36,599	(536)	(31,277)	4,793

Stock-based compensation related to options granted to employees and consultants	-	-	225	-	-	225
Exercise of warrants	75,000	**	83	-	-	83
Total comprehensive loss	-	-	-	50	(1,674)	(1,624)
Balance as of September 30, 2020	7,232,836	7	36,907	(486)	(32,951)	3,477

(**)	Represents an amount less than $1

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Statements of Cash Flows (Unaudited)

U.S. dollars in thousands

	Nine-Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	(7,805)	(4,437)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	31	28
Amortization of operating lease right-of-use asset	32	31
Revaluation of warrants and derivatives	(1)	2
Revaluation of investment in marketable securities	(46)	(18)
Expense arising from restricted shares issued to compensate waiver by a shareholder	2,618	-
Stock based compensation	350	388
(Increase) decrease in accounts receivables	(9)	5
Decrease in other receivables and prepaid expenses	359	218
Increase (decrease) in trade payable	176	(10)
Increase in accounts payable	311	2

Net cash used in operating activities	(3,984)	(3,791)

Cash flows from investing activities:
Change in restricted deposits	184	(170)
Investment in right-of-use asset	-	(25)
Purchase of property and equipment	(12)	(14)

Net cash provided by (used in) investing activities	172	(209)

Cash flows from financing activities:
Proceeds from issuance of shares, net of issuance costs	5,035	6,094
Proceeds from Exercise of warrants	822	-

Net cash provided by financing activities	5,857	6,094

Effect of exchange rate fluctuations on cash and cash equivalents	(10)	44

Increase in cash, cash equivalents and restricted cash	2,035	2,138
Cash, cash equivalents and restricted cash at the beginning of the period	1,774	1,466

Cash, cash equivalents and restricted cash at the end of the period	3,809	3,604

Non cash activities:
Restricted shares issued to shareholder	2,618	-

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

The Company has three subsidiaries, My Size Israel 2014 Ltd (“My Size Israel”) and Topspin Medical (Israel) Ltd., both of which are incorporated in Israel and My Size LLC which was incorporated in the Russian Federation. References to the Company include the subsidiaries unless the context indicates otherwise.

b.

During the nine month period ended September 30, 2021, the Company has incurred significant losses and negative cash flows from operations and has an accumulated deficit of $42,476. The Company has financed its operations mainly through fundraising from various investors.

Taking into account the proceeds from warrant exercises and the Company’s financing in October 2021 described in note 7b below, management’s believes that cash on hand will be sufficient to meet its obligations for a period which is longer than 12 months.

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

During the nine and three month period ended September 30, 2021, an amount of $2,618 and $0 was recorded in research and development expense respectively.

Note 2 - Significant Accounting Policies

a.    Unaudited condensed consolidated financial statements:

The accompanying unaudited condensed consolidated interim financial statements included herein have been prepared by the Company in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements are comprised of the financial statements of the Company. In management’s opinion, the interim financial data presented includes all adjustments necessary for a fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by U.S. generally accepted accounting principles (“GAAP”) has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2021.

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

	September 30, 2021
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial assets

Investment in marketable securities (*)	-	105	-

MY SIZE, INC. AND ITS SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 3 - Financial Instruments (Cont.)

	December 31, 2020
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial assets

Investment in marketable securities (*)	-	59	-

(*)	For the nine and three month periods ended September 30, 2021 and 2020, the recognized gain (loss) (based on quoted market prices with a discount due to security restrictions on iMine shares) of the marketable securities was $46 and $24, and $18 and $3, respectively.

	December 31, 2020
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial liabilities

Derivatives	-	1	-

Note 4 - Stock Based Compensation

The stock-based expense equity awards recognized in the financial statements for services received is related to Research and Development, Sales and Marketing and General and Administrative expenses as shown in the following table:

	Nine months ended September 30,		Three months ended September 30,
	2021	2020	2021	2020

Stock-based compensation expense - Research and development	103	126	33	75
Stock-based compensation expense - Sales and marketing	164	87	71	41
Stock-based compensation expense - General and administrative	83	175	14	109

	350	388	118	225

Warrants issued to consultants:

a.

In May 2021, the Company entered into a consulting agreement with a consultant pursuant to which the Company agreed upon the three-month anniversary of the agreement to issue to the consultant a (i) a warrant to purchase up to 50,000 shares of the Company’s common stock exercisable at $1.50 per share and expiring on December 31, 2022, and (ii) a warrant to purchase up to 50,000 shares of the Company’s common stock exercisable at $2.00 per share and expiring on December 31, 2022.

During the nine and three month period ended September 30, 2021, an amount of $63, and $25, respectively, was recorded by the Company as stock option compensation expense with respect to the consultant.

b.

In June 2021, the Company entered into a consulting agreement with a consultant pursuant to which the Company agreed to issue to the consultant a warrant to purchase up to 50,000 shares of the Company’s common stock exercisable at $1.50 per share and expiring on December 31, 2022.

During the nine and three month period ended September 30, 2021, an amount of $34 and $25 was recorded by the Company as stock option compensation expense with respect to the consultant.

c.	During the nine month period ended September 30, 2021, the Company issued 150,000 warrants to consultants, no such warrants were exercised and warrants to purchase 3,667 shares expired.

The total stock option compensation expense during the nine and three month period ended September 30, 2021 and 2020 which was recorded under sales and marketing was $116, $56, $8 and $3 respectively and under general and administrative was $0, $0, $17 and $5, respectively.

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

On May 25, 2020, the compensation committee of the Board of Directors of the Company reduced the exercise price of outstanding options of employees and directors of the Company for the purchase of an aggregate of 140,237 shares of common stock of the Company (with exercise prices ranging between $18.15 and $9.15) to $1.04 per share, which was the closing price for the Company’s common stock on May 22, 2020, and extended the term of the foregoing options for an additional one year from the original date of expiration. The incremental compensation cost resulting from the repricing was $53, and the expenses during the nine and three month period ended September 30, 2021 were $2 and $1, respectively and the expenses during both the nine and three months ended September 30, 2020 were $47 and $4, respectively.

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

During the nine and three month period ended September 30, 2021, the Company granted an aggregate of 97,500 of stock options under the 2017 Employee Plan, 4,458 options were exercised and options to purchase 40,777 and 19,167 shares of common stock, respectively, expired.

The total stock option compensation expense during the nine and three month period ended September 30, 2021 and 2020 which was recorded was $234 and $62, and $312 and $209, respectively.

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

b.

On July 5, 2021, the Company was served with a legal complaint filed by Fidelity Venture Capital Ltd. and Dror Atzmon in the Magistrate’s Court in Tel Aviv for a monetary award in an amount of NIS 1,436,679 (approximately $450,000) and a declaratory relief. The plaintiffs allege that the Company breached its contractual obligations to pay them for services allegedly rendered to the Company by the plaintiffs under a certain consulting agreement dated July 2, 2014, in an amount of NIS 819,000 (approximately $256,000). Additionally, the plaintiffs allege that the Company should compensate them for losses allegedly incurred by them following their investment in the Company’s shares issued under a certain private offering. In the alternative, the plaintiffs move that the court will declare the investment agreement void with full restitution of plaintiffs’ original investment in an amount of NIS 1,329,650 (approximately $415,000). The Company filed its statement of defense on October 25, 2021. The first preliminary court hearing of the case is scheduled for January 23, 2022.

At this preliminary stage, before any fact finding and pre-trial procedures (including disclosure of documents) have been conducted the Company cannot evaluate the chances of the claim to succeed.

c.

In May 2021, the Company received notice from Custodian Ventures, LLC (“Custodian”) of its intention to nominate four candidates to stand for election to our board of directors at the Company’s 2021 annual meeting of stockholders. Custodian subsequently made a book and records request and has made public statements calling for changes to our management.

 On September 22, 2021, Custodian commenced an action in the Court of Chancery of the State of Delaware captioned, Custodian Ventures, LLC v. MySize, Inc. (the “Delaware Action”). In the Delaware Action, Custodian sought an order from the Court of Chancery pursuant to Section 211 of the General Corporation Law of the State of Delaware compelling us to hold an annual meeting. On November 4, 2021, the Company entered into a settlement agreement (the “Settlement Agreement”) with Custodian and certain affiliates and director nominees (collectively, the “Lazar Parties”) settling and dismissing the Delaware Action (see note 7c).

On October 19, 2021, the Company commenced an action in the United States District Court for the Southern District of New York against Custodian, Activist Investing LLC, Milton C. Ault III, Ault Alpha LP, Ault Alpha GP LLC, Ault Capital Management LLC, Ault & Company Inc., David Aboudi, Patrick Loney and David Nathan, , pursuant to Sections 13(d) and 14(a) of the Securities Exchange Act of 1934, and certain rules promulgated thereunder (the “SDNY Action”). The complaint sought, among other things, declaratory and injunctive relief related to defendants’ efforts to nominate a slate of directors for election at our next annual meeting. The complaint alleged that the defendants formed an undisclosed “group” for purposes of Section 13(d) and has misrepresented its true purpose in purchasing My Size, Inc. stock in filings made with the SEC. In addition, the complaint alleged that the defendants engaged in an unlawful solicitation of investors in violation of the Exchange Act proxy rules in connection with their efforts to elect a slate of directors to the Company’s board of directors. On October 20, 2021, the Court signed an order granting a hearing on an anticipated motion for a preliminary injunction and expedited scheduling and discovery in aid thereof, and scheduled that hearing for December 2, 2021. On November 4, 2021, the Company entered into the Settlement Agreement with the Lazar Parties settling and dismissing the claims asserted in the SDNY Action and the Delaware Action against one another (see note 7c). On November 8, 2021, the remaining defendants in the SDNY Action filed and answer and counterclaim asserting a claim against the Company pursuant to New York Civil Rights Law Section 70-a, also known as New York’s anti-SLAPP statute.

Note 6 - Significant Events During the Reporting Period

a.	On January 8, 2021, the Company conducted a public offering of its securities pursuant to which it issued 1,569,179 shares of its common stock for gross proceeds of $2,008. The net proceeds to the Company from the offering were approximately $1,700, after deducting placement agent’s fees and other estimated offering expenses payable by the Company.

b.	In January and February 2021, a holder of warrants exercised warrants to purchase 725,000 ordinary shares of the Company in exchange for $797.

c.	On March 25, 2021, the Company conducted a public offering of its shares of common stock pursuant to which it issued 2,618,532 shares of its common stock for gross proceeds of $3,300. The net proceeds to the Company from the offering were approximately $2,872, after deducting placement agent’s fees and other estimated offering expenses payable by the Company.

d.	On May 7, 2021, the Company issued an additional 392,780 shares of the Company’s common stock in connection with the full exercise of the underwriter’s overallotment option granted in the Company’s March 2021 public offering. These additional shares were sold to the underwriter at a public offering price of $1.26 per share, resulting in additional net proceeds to the Company, net of the underwriting discount, of approximately $463.

e.	On May 26, 2021, the Company issued 2,500,000 shares of common stock to Ms. Zigdon in consideration of the Waiver. See note 1(c) above.

f.	In late 2019, a novel strain of COVID-19, also known as coronavirus, was reported in Wuhan, China. While initially the outbreak was largely concentrated in China, spread globally. Many countries around the world, including in Israel, have from time to time significant governmental measures being implemented to control the spread of the virus, including temporary closure of businesses, severe restrictions on travel and the movement of people, and other material limitations on the conduct of business. These measures have resulted in work stoppages and other disruptions. The Company has implemented remote working and work place protocols for its employees in accordance with government requirements. In addition, while the Company has seen an increased demand for MySizeID, the COVID-19 pandemic has had a particularly adverse impact on the retail industry and this has resulted in an adverse impact on the Company’s marketing and sales activities. For example, the Company has three ongoing pilots with international retailers that have been halted, the Company is unable to participate physically in industry conferences, its ability to meet with potential customers is limited and in certain instances sales processes have been delayed or cancelled. The extent to which COVID-19 continues to impact the Company’s operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the outbreak, and the actions that may be required to contain COVID-19 or treat its impact.

Note 7 - Events Subsequent to the balance sheet date

a.	On October 26, 2021, holders of warrants exercised an aggregate of 2,625,908 shares of common stock in consideration for $2,889.

b.	On October 28, 2021, the Company sold in a registered direct offering 2,514,800 shares of its common stock and, in a concurrent private placement, an aggregate of 1,886,100 unregistered warrants to purchase shares of common stock, at an offering price of $1.352 per share and associated warrant. In addition, on the same day, the Company sold in a private placement 3,772,208 unregistered shares of common stock and unregistered warrants to purchase up to an aggregate of 2,829,156 shares of common stock at the same purchase price as in the registered direct offering. The warrants are immediately exercisable and will expire five years from issuance at an exercise price of $1.26 per share, subject to adjustment as set forth therein.The gross proceeds from the offerings were $8,500. The net proceeds to the Company from the offerings were approximately $7,560, after deducting placement agent’s fees and other estimated offering expenses payable by the Company. In connection with the offerings, the Company issued to the placement agent warrants to purchase 440,091 shares on substantially the same terms as the purchasers in the offerings at an exercise price of $1.69 per share and a term expiring on October 26, 2026.

c.	On November 4, 2021, the Company entered into the Settlement Agreement with the Lazar Parties. Pursuant to the Settlement Agreement, the Company and the Lazar Parties agreed to compromise and settle the Delaware Action and SDNY Action. In addition, pursuant to the Settlement Agreement, the Company agreed to reimburse Custodian for out of pocket expenses and in consideration for the dismissal and release of claims against the Company an aggregate amount equal to $275, to be paid within three business days of the effective date of the Settlement Agreement. With respect to the Company’s 2021 annual meeting of stockholders, Custodian agreed to, among other things, withdraw or rescind (i) its May 12, 2021 notice of stockholder nominations of four director candidates with respect to the Company’s 2021 annual meeting of stockholders, (ii) the notice dated October 28, 2021 submitted by Custodian to the Company notifying the Company of Custodian’s continued intent to bring its nomination of four director candidates before the Company’s stockholders at the 2021 annual meeting, and (iii) any and all related materials and notices submitted to the Company in connection therewith or related thereto and to not take any further action in connection with the solicitation of any proxies in connection with the Company. Custodian also agreed to cease any and all solicitation and other activities in connection with the 2021 annual meeting. In addition, Custodian agreed to certain customary standstill provisions for a period of five years beginning on the effective date of the Agreement (the “Standstill Period”). The Settlement Agreement also provides that during the Standstill Period, the Lazar Parties will vote all shares of common stock of the Company it beneficially owns in in accordance with any proposal or recommendation made by the Company or the Board of Directors of the Company that is submitted to the stockholders of the Company, unless to do so would violate applicable law and except with respect to certain extraordinary transactions. The Settlement Agreement also contains non-disparagement and confidentiality provisions, subject to certain exceptions.

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

Important Information about COVID-19

In late 2019, a novel strain of COVID-19, also known as coronavirus, was reported in Wuhan, China. While initially the outbreak was largely concentrated in China, it spread globally. Many countries around the world, including in Israel, have from time to time significant governmental measures implemented to control the spread of the virus, including temporary closure of businesses, severe restrictions on travel and the movement of people, and other material limitations on the conduct of business. These measures have resulted in work stoppages and other disruptions. We implemented remote working and work place protocols for our employees in accordance with Israeli government requirements. In addition, while we have seen an increased demand for MySizeID, the COVID-19 pandemic has had a particularly adverse impact on the retail industry and this has resulted in an adverse impact on our marketing and sales activities. For example, we have three ongoing pilots with international retailers that have been halted, we are unable to participate physically in industry conferences, our ability to meet with potential customers is limited, and in certain instances sales processes have been delayed or cancelled. The extent to which COVID-19 continues to impact our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the outbreak, and the actions that may be required to contain COVID-19 or treat its impact.

Results of Operations

The table below provides our results of operations for the periods indicated.

	Three months ended September 30		Nine months ended September 30
	2021	2020	2021	2020
	(dollars in thousands)		(dollars in thousands)
Revenues	$31	$88	$88	$139
Cost of revenues	-	(1)	-	(2)
Gross profit	31	87	88	137
Research and development expenses	(462)	(397)	(3,842)	(1,085)
Sales and marketing	(521)	(555)	(1,798)	(1,632)
General and administrative	(1,074)	(777)	(2,303)	(1,855)
Operating loss	(2,026)	(1,642)	(7,855)	(4,435)
Financial income (expenses), net	18	(32)	50	(2)
Net loss	$(2,008)	$(1,674)	$(7,805)	$(4,437)

Nine and Three Months Ended September 30, 2021 Compared to Nine and Three Months Ended September 30, 2020

Revenues

We started to generate revenue in 2019 and we expect to incur additional losses to increase our sales and marketing efforts and to perform further research and development activities. Our revenues for the nine months ended September 30, 2021 amounted to $88,000 compared to $139,000 for the nine months ended September 30, 2020.

Our revenues for the three months ended September 30, 2021 amounted to $31,000 compared to $88,000 for the three months ended September 30, 2020. The decrease in both nine and three months corresponding period primarily resulted from fees from customer projects in the corresponding period compared to none during the nine and three month ended September 30, 2021, offset by increase in traffic, as measured by the MySizeID engine per its license agreements.

Research and Development Expenses

Our research and development expenses for the nine months ended September 30, 2021 amounted to $3,842,000 compared to $1,085,000 for the nine months ended September 30, 2020. The increase from the corresponding period primarily resulted from share based payment in amount of $2,618,000 attributed to the share issuance to Shoshana Zigdon under that certain Amendment to Purchase Agreement dated May 26, 2021.

Our research and development expenses for the three months ended September 30, 2021 amounted to $462,000 compared to $397,000 for the three months ended September 30, 2020. The increase from the corresponding period primarily resulted from the hiring of new employees and increase in expenses to subcontractors.

Sales and Marketing Expenses

Our sales and marketing expenses for the nine months ended September 30, 2021 amounted to $1,798,000 compared to $1,632,000 for the nine months ended September 30, 2020. The increase in comparison with the corresponding period was mainly due to an increase in payments to consultants, share-based payments and hiring new sales consultants offset by decrease in travel and marketing expenses.

Our sales and marketing expenses for the three months ended September 30, 2021 amounted to $521,000 compared to $555,000 for the three months ended September 30, 2020. The decrease in comparison with the corresponding period was mainly due to a decrease in marketing expenses offset by an increase in share-based payments.

General and Administrative Expenses

Our general and administrative expenses for the nine months ended September 30, 2021 amounted to $2,303,000 compared to $1,855,000 for the nine months ended September 30, 2020. The increase in comparison with the corresponding period was mainly due to an increase in professional services, insurance expenses and settlement expenses with the Lazar Parties (as defined below) offset by a decrease in shared-based payments.

Our general and administrative expenses for the three months ended September 30, 2021 amounted to $799,000 compared to $1,074,000 for the three months ended September 30, 2020. The increase in comparison with the corresponding period was mainly due to an increase in professional expenses, mainly attributed to the proxy fight including settlement expenses with the Lazar Parties offset by a decrease in shared-based payments.

Operating Loss

As a result of the foregoing, for the nine month ended September 30, 2021, our operating loss was $7,855,000, an increase of $3,420,000, or 77%, compared to our operating loss for the nine month ended September 30, 2020 of $4,435,000. The increase from the corresponding period primarily resulted from share based payment in amount of $2,618,000 attributed to the share issuance to Shoshana Zigdon under that certain Amendment to Purchase Agreement dated May 26, 2021.

As a result of the foregoing, for the three month ended September 30, 2021, our operating loss was $2,026,000, compared to our operating loss for the three month ended September 30, 2020 of $1,642,000.

Financial Income, Net

Our financial income, net for the nine months ended September 30, 2021 amounted to $50,000 as opposed to financial expenses of $2,000 for the nine months ended September 30, 2020. During the nine months ended September 30, 2021, financial income derived mainly from revaluation of investment in marketable securities whereas in the corresponding period, we had financial expenses mainly derived from exchange rate differences offset by financial income mainly from revaluation of investment in marketable securities.

Our financial income, net for the three months ended September 30, 2021 amounted to $18,000 compared to financial expense of $32,000 for the three months ended September 30, 2020. During the three months ended September 30, 2021, financial income mainly derived from revaluation of investment in marketable securities whereas in the corresponding period we had financial expenses mainly from revaluation of derivatives and from exchange rate expenses.

Net Loss

As a result of the foregoing research and development, sales and marketing, general and administrative expenses initial revenues, and financial income, our net loss for the nine months ended September 30, 2021 was $7,805,000 compared to net loss of $4,437,000 for the nine months ended September 30, 2020, the increase in the net loss was mainly due to the reasons mentioned above.

As a result of the foregoing research and development, sales and marketing, general and administrative expenses initial revenues, and financial expenses, our net loss for the three months ended September 30, 2021 was $2,008,000, compared to net loss of $1,674,000 for the three months ended September 30, 2020, the increase in the net loss was mainly due to the reasons mentioned above.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through public and private offerings of debt and equity in the State of Israel and in the U.S.

As of September 30, 2021, we had cash, cash equivalents, restricted cash of $3,809,000 compared to $1,774,000 of cash, cash equivalents and restricted cash as of December 31, 2020. This increase primarily resulted from the public offerings that we completed in January and March 2021, including the overallotment that closed in May 2021, and proceeds from warrants that were exercised, as further described below.

On October 28, 2021, we sold in a registered direct offering 2,514,800 shares of our common stock and, in a concurrent private placement, an aggregate of 1,886,100 unregistered warrants to purchase shares of common stock, at an offering price of $1.352 per share and associated warrant. In addition, on the same day, we sold in a private placement of our securities 3,772,208 unregistered shares of common stock and unregistered warrants to purchase up to an aggregate of 2,829,156 shares of common stock at the same purchase price as in the registered direct offering. The warrants are immediately exercisable and will expire five years from issuance at an exercise price of $1.26 per share, subject to adjustment as set forth therein. The gross proceeds from the offerings were $8,500,000. The net proceeds to us from the offering were approximately $7,560,000 after deducting placement agent’s fees and other estimated offering expenses payable by the Company.

On October 26, 2021, holders of warrants exercised an aggregate of 2,625,908 shares of common stock in consideration for $2,889,000.

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

Cash used in operating activities amounted to $3,984,000 for the nine months ended September 30, 2021, compared to $3,791,000 for the nine months ended September 30, 2020.

Net cash provided by investing activities was $172,000 for the nine months ended September 30, 2021, compared to $209,000 (used in) investing activities for the nine months ended September 30, 2020.

Net cash provided by financing activities was $5,857,000 for the nine months ended September 30, 2021, compared to $6,094,000 for the nine months ended September 30, 2020. The cash flow from financing activities for the nine months ended September 30, 2021 resulted from the public offerings that occurred in January 2021 and March 2021, including the full exercise of the underwriter’s overallotment option that occurred in May 2021 and from proceeds that were received from an investor for warrants that were exercised.

We do not have any material commitments for capital expenditures during the next twelve months.

We expect to continue to generate losses and negative cash flows from operations for the foreseeable future and expect to need to obtain additional funds in the future. Based on the projected cash flows, the proceeds from the October 2021 offerings and warrant exercises, and cash balances as of September 30, 2021, management believes that the cash on hand will be sufficient to meet its obligations for a period which is longer than 12 months. However, we will need to raise additional capital, which may not be available on reasonable terms or at all. Additional capital would be used to accomplish the following:

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2021. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2021 were effective.

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

On July 5, 2021, we were served with a legal complaint filed by Fidelity Venture Capital Ltd. and Dror Atzmon in the Magistrate’s Court in Tel Aviv for a monetary award in an amount of NIS 1,436,679 and declaratory relief. The plaintiffs allege that we breached our contractual obligations to pay them for services allegedly rendered to us by the plaintiffs under a certain consulting agreement in an amount of NIS 819,000. Additionally, the plaintiffs allege that we should compensate them for losses allegedly incurred by them following their investment in our shares issued under a certain private offering. In the alternative, the plaintiffs move that the court will declare the investment agreement void with full restitution of plaintiffs’ original investment in an amount of NIS 1,329,650. We filed our statement of defense on October 25, 2021. The first preliminary court hearing of the case is scheduled for Janua1y 23 2022. At this preliminary stage, before any fact finding and pre-trial procedures (including disclosure of documents) have been conducted, we cannot evaluate the chances of the claim to succeed.

On September 22, 2021, Custodian Ventures, LLC, or Custodian, commenced an action in the Court of Chancery of the State of Delaware captioned, Custodian Ventures, LLC v. Mysize, Inc., C.A. No. 2021-0817-LWW, or the Delaware Action. In the Delaware Action, Custodian sought an order from the Court of Chancery pursuant to Section 211 of the General Corporation Law of the State of Delaware compelling us to hold an annual meeting. On November 4, 2021, we entered into a settlement agreement, or the Settlement Agreement, with Custodian, Activist Investing LLC, David Aboudi, Partick Loney and David Natan, collectively, the Lazar Parties, settling and dismissing the Delaware Action.

On October 19, 2021, we commenced an action in the United States District Court for the Southern District of New York captioned My Size, Inc. v. David Lazar, Custodian Ventures LLC, Activist Investing LLC, Milton C. Ault III, Ault Alpha LP, Ault Alpha GP LLC, Ault Capital Management LLC, Ault & Company Inc., David Aboudi, Patrick Loney and David Nathan, Civil Action No, 1:21-cv-08585, pursuant to Sections 13(d) and 14(a) of the Securities Exchange Act of 1934, and certain rules promulgated thereunder, or the SDNY Action. The complaint sought, among other things, declaratory and injunctive relief related to defendants’ efforts to nominate a slate of directors for election at our next annual meeting of. The complaint alleged that the defendants formed an undisclosed “group” for purposes of Section 13(d) and has misrepresented its true purpose in purchasing My Size, Inc. stock in filings made with the SEC. In addition, the complaint alleged that the defendants engaged in an unlawful solicitation of investors in violation of the Exchange Act proxy rules in connection with their efforts to elect a slate of directors to our board of directors. On October 20, 2021, the Court signed an order granting a hearing on an anticipated motion for a preliminary injunction and expedited scheduling and discovery in aid thereof, and scheduled that hearing for December 2, 2021. On November 4, 2021, we entered into the Settlement Agreement with the Lazar Parties settling and dismissing the claims asserted in the SDNY Action and the Delaware Action against one another. On November 8, 2021, the remaining defendants in the SDNY Action filed and answer and counterclaim asserting a claim against us pursuant to New York Civil Rights Law Section 70-a, also known as New York’s anti-SLAPP statute.

Item 1A. Risk Factors.

Not required for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibits

31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Schema
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Label Linkbase
101.PRE*	Inline XBRL Taxonomy Presentation Linkbase
104*	Cover Page Interactive Data File (formatted as Inline XBRL document and contained in Exhibit 101)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

My Size, Inc.

Date: November 15, 2021	By:	/s/ Ronen Luzon
Ronen Luzon
Chief Executive Officer (Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Or Kles
Or Kles
Chief Financial Officer (Principal Financial and Accounting Officer)

