Form 10-K
period 2021-12-31
My Size, Inc.
filed 2022-03-18
CIK 1211805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number 001-37370

MY SIZE, INC.

(Exact name of registrant as specified in charter)

Delaware	51-0394637
(State or jurisdiction of Incorporation or organization)	I.R.S Employer Identification No.

HaYarden 4, POB 1026, Airport City, Israel	7010000
(Address of principal executive offices)	(Zip code)

+972-3- 6009030

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	MYSZ	The Nasdaq Capital Market

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $22,979,000.

Number of shares of common stock outstanding as of March 14, 2022 was 25,377,528.

Documents Incorporated by Reference: None.

i

PART I

In this Annual Report on Form 10-K, unless the context requires otherwise, the terms “we,” “our,” “us,” or “the Company” refer to MySize, Inc., a Delaware corporation, and its subsidiaries, including MySize Israel 2014 Ltd. taken as a whole.

References to “U.S. dollars” and “$” are to currency of the United States of America, and references to “NIS” are to New Israeli Shekels. Unless otherwise indicated, U.S. dollar translations of NIS amounts presented in this Annual Report on Form 10-K for the year ended on December 31, 2021 are translated using the rate of NIS 3.11 to $1.00.

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

ITEM 1. BUSINESS

Overview

MySize is a provider of an innovative artificial intelligence driven measurement solutions that are designed to address shortcomings in multiple verticals, including the e-commerce fashion/apparel, shipping/parcel and do it yourself, or DIY, industries. Currently, we are mainly focusing on the e-commerce fashion/apparel industry. Utilizing our sophisticated algorithms within our proprietary technology, we can calculate and record measurements in a variety of novel ways, and most importantly, increase revenue for businesses across the globe.

Our solutions can be utilized to accurately take measurements of a variety of items via a mobile device. By downloading the application to a smartphone, the user is then able to run the mobile device over the surface of an item the user wishes to measure. The information is then automatically sent to a cloud-based server where the dimensions are calculated through our proprietary algorithms, and highly accurate measurements (+ or - 2 centimeters) are then sent back to the user’s mobile device. We believe that the commercial applications for this technology are significant in many areas.

Our flagship product, MySizeID, enables shoppers to generate highly accurate measurements of their body to find proper fitting clothes and accessories, through the use of our application on their mobile phone or through a simple questionnaire if the user decides not to download the application. MySizeID syncs the user’s measurement data to a sizing chart integrated through a retailer’s (or a white labeled) mobile application, and only presents items for purchase that match their measurements to ensure a correct fit. MySizeID is available for license by retailers and download by consumers on both iOS and Android operating systems.

While we rollout our products to major retailers and apparel companies, there is a lead time for new customers to ramp up before we can recognize revenue. This lead time varies between customers, especially when the customer is a tier 1 retailer, where the integration process may take longer. Generally, first we integrate our product into a customer’s online platform, which is followed by piloting and implementation, and, assuming we are successful, commercial roll-out, all of which takes time before we expect it to impact our financial results in a meaningful way. While we have begun generating initial sales revenue, we do not expect to generate meaningful revenue during 2022 from MySizeID. Because of the numerous risks and uncertainties associated with the success of our market penetration and our dependence on the extent to which MySizeID is adopted and utilized, we are unable to predict the extent to which we will recognize revenue. We may be unable to successfully develop or market any of our current or proposed products or technologies, those products or technologies may not generate any revenues, and any revenues generated may not be sufficient for us to become profitable or thereafter maintain profitability.

Recent Developments

Shoshana Zigdon Agreement

On May 26, 2021, we, My Size Israel 2014 Ltd, or My Size Israel, and Shoshana Zigdon entered into an Amendment to Purchase Agreement, or the Amendment, which made certain amendments to a Purchase Agreement between the parties dated February 16, 2014, or the Purchase Agreement.

Pursuant to the Amendment, Ms. Zigdon agreed to irrevocably waive (i) the right to repurchase certain assets related to the collection of data for measurement purposes that My Size Israel acquired from Ms. Zigdon under the Purchase Agreement and upon which our business is substantially dependent, or the Assets, and (ii) all past, present and future rights in any of the intellectual property rights sold, transferred and assigned to My Size Israel under the Purchase Agreement and any modifications, amendments or improvements made thereto, including, without limitation, any compensation, reward or any rights to royalties or to receive any payment or other consideration whatsoever in connection with such intellectual property rights, or the Waiver. In consideration of the Waiver, we issued 2,500,000 shares of common stock to Ms. Zigdon.

Under the Purchase Agreement prior to the Amendment, Ms. Zigdon had a right to repurchase the Assets until June 16, 2021 at the market price of the Assets as determined by a third party independent valuation. In addition, under the Purchase Agreement prior to the Amendment, Ms. Zigdon would have had a right to receive 18% of My Size Israel’s operating profit, directly or indirectly connected with the Assets, together with VAT for a period of seven years from the end of the development period of My Size Israel’s measurement solution.

October 2021 Financing

On October 26, 2021, holders of warrants exercised an aggregate of 2,625,908 shares of common stock in consideration for $2,889,000. In addition, on the same day, we entered into securities purchase agreements, or the RD Purchase Agreements with several institutional investors, or the Purchasers, pursuant to which we agreed to sell and issue in the RD Offering an aggregate of 2,514,800 of our shares of common stock, or the RD Shares, and, in a concurrent private placement, an aggregate of 1,886,100 unregistered warrants to purchase shares of common stock, or the RD Warrants, at an offering price of $1.352 per share and associated warrant. In addition, we entered into security purchase agreements, or the PIPE Purchase Agreements, and together with the RD Purchase Agreements, the Purchase Agreements, with the Purchasers pursuant to which we agreed to sell and issue in a PIPE Offering an aggregate of 3,772,208 unregistered shares of common stock, or the PIPE Shares, and together with the RD Shares, the Shares, and unregistered warrants to purchase up to an aggregate of 2,829,156 shares of common stock, or the PIPE Warrants and together with the RD Warrants, the Warrants, at the same purchase price as in the RD Offering. The Offerings closed on October 28, 2021.

The Warrants are immediately exercisable and expire five years from issuance at an exercise price of $1.26 per share, subject to adjustment as set forth therein. The Warrants may be exercised on a cashless basis if there is no effective registration statement registering the shares underlying the warrants.

In connection with the PIPE Purchase Agreement, we entered into a registration rights agreement, or the Registration Rights Agreement, with the Purchasers. Pursuant to the Registration Rights Agreement, we will be required to file a resale registration statement, or the Registration Statement, with the Securities and Exchange Commission, or the SEC, to register for resale the shares issuable in connection with the PIPE Offering, including shares issuable upon exercise of the Warrants, within 20 days of the signing date of the PIPE Purchase Agreement, or the Signing Date, and to have such Registration Statement declared effective within 60 days after the Signing Date in the event the Registration Statement is not reviewed by the SEC, or 90 days of the Signing Date in the event the Registration Statement is reviewed by the SEC.

Aggregate gross proceeds to us in respect of the Offerings was approximately $8.5 million, before deducting fees payable to the placement agent and other estimated offering expenses payable by us.

We also entered into a letter agreement, or the Engagement Agreement, with H.C. Wainwright & Co., LLC, or Wainwright, pursuant to which Wainwright agreed to serve as the exclusive placement agent for us in connection with the Offerings. We paid Wainwright a cash placement fee equal to 7% of the aggregate purchase price for the Shares sold in the Offerings, a management fee of 1% of the aggregate purchase price for the Shares sold in the Offerings, a non- accountable expense allowance of $35,000, $50,000 for fees and expenses of legal counsel and clearing expenses of $15,950. Wainwright also received placement agent warrants, or the Placement Agent Warrants, on substantially the same terms as the Purchasers in the Offering in an amount equal to 7% of the aggregate number of Shares sold in the Offerings, or 440,091 shares, at an exercise price of $1.69 per share and a term expiring on October 26, 2026.

Shareholder Activism

In May 2021, we received notice from Custodian Ventures, LLC, or Custodian, of its intention to nominate four candidates to stand for election to our Board of Directors at our 2021 annual meeting of stockholders. Custodian subsequently made a book and records request and has made public statements calling for changes to our management.

On September 22, 2021, Custodian, commenced an action in the Court of Chancery of the State of Delaware captioned, Custodian Ventures, LLC v. Mysize, Inc., C.A. No. 2021-0817-LWW, or the Delaware Action. In the Delaware Action, Custodian sought an order from the Court of Chancery pursuant to Section 211 of the General Corporation Law of the State of Delaware compelling us to hold an annual meeting. As further described below, on November 4, 2021, we entered into a settlement agreement, or the Settlement Agreement, with Custodian, Activist Investing LLC, David Aboudi, Partick Loney and David Natan, collectively, the Lazar Parties, settling and dismissing the Delaware Action.

On October 19, 2021, we commenced an action in the United States District Court for the Southern District of New York captioned My Size, Inc. v. David Lazar, Custodian Ventures LLC, Activist Investing LLC, Milton C. Ault III, Ault Alpha LP, Ault Alpha GP LLC, Ault Capital Management LLC, Ault & Company Inc., David Aboudi, Patrick Loney and David Nathan, Civil Action No, 1:21-cv-08585, pursuant to Sections 13(d) and 14(a) of the Securities Exchange Act of 1934, and certain rules promulgated thereunder, or the SDNY Action. The complaint sought, among other things, declaratory and injunctive relief related to defendants’ efforts to nominate a slate of directors for election at our next annual meeting. The complaint alleged that the defendants formed an undisclosed “group” for purposes of Section 13 (d) and has misrepresented its true purpose in purchasing My Size, Inc. stock in filings made with the SEC. In addition, the complaint alleged that the defendants engaged in an unlawful solicitation of investors in violation of the Exchange Act proxy rules in connection with their efforts to elect a slate of directors to our Board of Directors. On October 20, 2021, the Court signed an order granting a hearing on an anticipated motion for a preliminary injunction and expedited scheduling and discovery in aid thereof, and scheduled that hearing for December 2, 2021. As further described below, on November 4, 2021, we entered into the Settlement Agreement with the Lazar Parties settling and dismissing the claims asserted in the SDNY Action and the Delaware Action against one another. On November 8, 2021, the remaining defendants in the SDNY Action filed and answer and counterclaim asserting a claim against us pursuant to New York Civil Rights Law Section 70-a, also known as New York’s anti-SLAPP statute.

On November 4, 2021, we entered into the Settlement Agreement, or the Lazar Settlement Agreement, with the Lazar Parties. Pursuant to the Lazar Settlement Agreement, we and the Lazar Parties agreed to compromise and settle the Delaware Action and SDNY Action. In addition, pursuant to the Lazar Settlement Agreement, we reimbursed Custodian for out of pocket expenses and in consideration for the dismissal and release of claims against the Company an aggregate amount equal to $275,000. With respect to our 2021 annual meeting of stockholders, Custodian agreed to, among other things, withdraw or rescind (i) its May 12, 2021 notice of stockholder nominations of four director candidates with respect to our 2021 annual meeting of stockholders, (ii) the notice dated October 28, 2021 submitted by Custodian to us notifying us of Custodian’s continued intent to bring its nomination of four director candidates before our stockholders at the 2021 annual meeting, and (iii) any and all related materials and notices submitted to us in connection therewith or related thereto and to not take any further action in connection with the solicitation of any proxies in connection with us. Custodian also agreed to cease any and all solicitation and other activities in connection with the 2021 annual meeting. In addition, Custodian agreed to certain customary standstill provisions for a period of five years beginning on the effective date of the Agreement, or the Standstill Period. The Lazar Settlement Agreement also provides that during the Standstill Period, the Lazar Parties will vote all shares of our common stock it beneficially owns in accordance with any proposal or recommendation made by us or our Board of Directors that is submitted to our stockholders, unless to do so would violate applicable law and except with respect to certain extraordinary transactions. The Lazar Settlement Agreement also contains non-disparagement and confidentiality provisions, subject to certain exceptions.

On December 9, 2021, we subsequently entered into a Settlement Agreement, or the Ault Settlement Agreement, with Milton C. Ault III, Ault Alpha LP, Ault Alpha GP LLC, Ault Capital Management LLC, Ault & Company Inc., collectively the Ault Parties, which we agreed to withdraw the SDNY Action against the Ault Parties and the Ault Parties agreed to withdraw the counterclaim that they asserted in that action against the Company. In addition, pursuant to the Settlement Agreement, we paid $70,000 to the Ault Parties in consideration for the releases and other good and valuable consideration as set forth in the Ault Settlement Agreement.

Nasdaq Minimum Bid Price Deficiency

On January 3, 2022, we were notified, or the Notification Letter, by the Nasdaq Listing Qualifications that we are not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2), or the Rule, for continued listing on The Nasdaq Capital Market.

The Notification Letter provides that the Company has 180 calendar days, or until July 5, 2022, to regain compliance with the Rule. To regain compliance, the bid price of our common stock must have a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. In the event we do not regain compliance by July 5, 2022, we may then be eligible for additional 180 days if we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and will need to provide written notice of its intention to cure the deficiency during the second compliance period. If we do not qualify for the second compliance period or fail to regain compliance during the second compliance period, then Nasdaq will notify us of its determination to delist our common stock, at which point we will have an opportunity to appeal the delisting determination to a Hearings Panel.

Orgad Share Purchase Agreement

On February 7, 2022, My Size Israel 2014 Ltd, or My Size Israel, entered into a Share Purchase Agreement, or the Orgad Agreement, with Amar Guy Shalom and Elad Bretfeld, or the Orgad Sellers, pursuant to which the Orgad Sellers agreed to sell to My Size Israel all of the issued and outstanding equity of Orgad International Marketing Ltd., a company incorporated under the laws of the State of Israel, or Orgad. Orgad operates an omnichannel e-commerce platform. The Orgad Sellers are the sole title and beneficial owners of 100% of the shares of Orgad. In consideration of the shares of Orgad, the Orgad Sellers are entitled to receive (i) up to $1,000,000 in cash, or the Orgad Cash Consideration, (ii) an aggregate of 2,790,049 shares, or the Orgad Equity Consideration, of the our common stock, and (iii) earn-out payments of 10% of the operating profit of Orgad for the years 2022 and 2023. The transaction closed on the same day.

The Orgad Cash Consideration is payable to the Orgad Sellers in three installments, according to the following payment schedule: (i) $300,000 which we paid upon closing, (ii) $350,000 payable on the two-year anniversary of the closing, and (iii) $350,000 payable on the three-year anniversary of the closing; provided that in the case of the second and third installments certain revenue targets are met and subject further to certain downward post-closing adjustment.

The Equity Consideration is payable to the Orgad Sellers according to the following payment schedule: (i) 1,395,025 shares were issued at closing, and (ii) and 1,395,024 shares will be issued in eight equal quarterly installments until the lapse of two years from closing, subject to certain downward post-closing adjustment.

The payment of the second and third cash installments, the equity installments and the earn out are further subject in each case to the Orgad Sellers being actively engaged with Orgad at the date such payment is due (except if the Orgad Sellers resign due to reasons relating to material reduction of salary or adverse change in their position with Orgad or its affiliates).

In connection with the Orgad Agreement, each of the Orgad Sellers entered into employment agreements with Orgad and six-month lock-up agreements with us.

Our Solutions

Our cloud-based software platform provides highly accurate sizing and measurement with broad applications including the online fashion/apparel industry, logistics and courier services and home DIY. Currently, we are mainly focusing on the e-commerce fashion/apparel industry. This proprietary technology is driven by several patented algorithms which are able to calculate and record measurements in a variety of novel ways. Although specific functionality varies by product, we believe that our core solutions address the need for highly accurate measurements in a variety of consumer friendly, every day uses.

We have developed three products, MySizeID for the fashion/apparel industry, BoxSize for the logistics and courier services market and SizeUp for the home DIY market.

●	MySizeID enables shoppers to generate highly accurate measurements of their body to find proper fitting clothes and accessories, through the use of our application on their mobile phone or through a simple questionnaire if the user decides not to download the application. MySizeID syncs the user’s measurement data to a sizing chart integrated through a retailer’s (or a white labeled) mobile application, and only presents items for purchase that match their measurements to ensure a correct fit. MySizeID is available for license by retailers and download by consumers on both iOS and Android operating systems.

●	BoxSize enables customers to quickly and easily measure the size and volume of a parcel to accurately calculate shipping fees. It also offers shipping companies a variety of precise logistical data for more efficiently managing their supply chain, providing them with an accurate way to compare the physical package with what is in the shipping manifest. BoxSize solution is available for license on both iOS and Android operating systems. BoxSize is available on the Honeywell Marketplace and in August 2019 was approved for Honeywell’s Independent Software Vendor Program, and MySize was granted an independent software vendor (ISV) status on the Zebra Technologies and on DataLogic platforms.

●	SizeUp is a digital tape measure that allows users to measure length, width and height of a surface by moving their smartphone from point to point of an object or space. SizeUp is a value-add for DIY and home improvement retailers whose customers struggle to find the appropriately sized items (like blinds or curtains) for their homes or projects due to inaccurate measurements. SizeUp also is designed to replace rulers, tape measures and other measuring tools used for DIY projects. SizeUp is available for consumer download on both iOS and Android operating systems

The following are some select key features of our solutions:

●	Integration Capability. We design our solutions to be flexible and configurable, allowing our clients to match their use of our algorithms and software with their specific business processes and workflows. Our platform has been organically developed from a common code base, data structure and user interface, providing a consistent user experience with powerful features that are easily adaptable to our clients’ needs;

●	Intuitive user experience. Our intuitive, easy-to-use interface is based on current technology, multiple focus groups and automatically adapts to users’ devices, including mobile platforms, thereby significantly increasing accessibility of our solutions;

●	Big Data Generation. While we supply to the user the information he/she requires, we gather certain vital information such as body measurement and package volume which can be used anonymously to help the retailer acquire predictive size information on stocking, operations and consumers that may be in between sizes. All the information is being gathered and stored on our servers where it can be used by retailers;

●	White Label Solution. Our solutions can be transformed into white label applications at an extra cost to any customer that wants to utilize or embed our technology within their systems; and

●	Non-Invasive. In taking measurements using our solution, the smartphone camera is not utilized; instead, the measurements are captured by scanning the smartphone over the consumer’s body or package, thus ensuring greater privacy.

Our Growth Strategy

We aim to drive revenue primarily through penetration of the U.S. market through a business to business to consumer (B2B2C) model in the verticals we are targeting. We are pursuing the following growth strategies:

●	Sign Additional Commercial Agreements with U.S. Retailers. During 2020 and 2021, we entered into commercial agreements with Levi’s, Nautica, Gant, Lacoste, Trutex, Penti, DeMoulin, UniformMarket, and Tricorp among others. We are in various stages of discussions with U.S. and foreign retailers for the deployment of our measurement technology with a view to entering into additional commercial agreements.

●	Pursue a Two-Pronged Commercialization Strategy. We are seeking to accelerate adoption of our solutions both through direct partnerships with e-commerce websites as well as through third-party platform websites. While we seek to directly enter into partnerships with companies maintaining e-commerce websites in the apparel, courier and DIY markets, we are also seeking to deploy our solutions on third-party platforms. Furthermore, with the expansion of MySizeID through the release of our FirstLook Smart Mirror, which we are offering to brick and mortar stores to digitize the physical stores, MySizeID is now available for online retailers utilizing the WooCoomerce, Shopify, Lightspeed, PrestaShop, Bitrix and Wix platforms and to brick and mortar stores through GK Software POS solution while BoxSize is available on the Honeywell Marketplace, Zebra Technologies and Datalogic.

●	Ongoing Investment in our Technology Platform. We continue to invest in building new software capabilities and extending our platform to bring the power of accurate measurement to a broader range of applications. In particular, we seek not only to deliver size recommendations but to provide a robust, end-to-end,artificial intelligence, or AI-driven platform that inspires consumer confidence and drives revenue growth by providing a superior consumer journey to both online and the brick and mortar stores.

●	Grow our database. As the usage of our measurement apps increases, our database of information including user behaviour and body measurements generates valuable statistics. Such data can be used in the big data market for targeted advertising and for blind consumer data mining.

●	Identify and acquire synergistic businesses. In order to reduce our time to market and obtain complementary technologies, we are seeking to acquire technologies and businesses that are synergistic to our product offering. We recently completed an acquisition of Orgad which operates an omnichannel e-commerce platform.

●	Partnerships and cooperation. In order to bring a wider solution for the retail market we are working to partner and integrate our technology with partners that can increase our penetration and offering to the market.

Market Opportunity

The mass adoption of mobile technologies such as tablets and smartphones has led to a surge of consumer activity online. Tasks that were once primarily brick-and-mortar – shopping for clothes, shipping a package, or buying supplies for a DIY home renovation project – have now shifted to digital, as consumers prefer the convenience of shopping anywhere, anytime.

E-commerce’s meteoric rise has been a boon to retailers who can offer shoppers a simple customer experience through desktop or mobile devices. According to Statista, retail e-commerce sales worldwide for 2021 were $5.0 trillion and this figure is forecast to grow by 50 percent over the next four years, reaching about 7.4 trillion dollars by 2025. While many sectors have found ways to increase revenue through e-commerce, e-commerce is still plagued by issues that cut into profits and negatively impact the bottom line, such as customer returns, low consumer conversion, and associated restocking and shipping costs.

Fashion/Apparel

Since the onset of the COVID-19 pandemic, a large volume of shopping has migrated online. In a report by McKinsey from 2020, the total global revenue of fashion sales through ecommerce jumped from 16% to 29%. The same year, Shopify recorded that over 150 million people shopped online for the first time. An online shopping trend has enabled retailers to further re-strategize their shopping models to gauge the interest of tech-savvy customers.

As pandemic restrictions slowly begin to ease in the United States and abroad, the shift from online retail back to brick-and-mortar shopping is revving up.

In addition, according to analytics from Meticulous Research, AI in the retail market is expected to grow at a compound annual growth rate of 34.4% from 2020, and is projected to be worth nearly $20 billion by 2027. AI-powered solutions like virtual assistants, chatbots, virtual try-on, and generated size recommendations can help retailers. The technology extracts accurate customer insight and provides improved shopping experiences to consumers who visit online stores.

The fashion market is one of the fastest growing sectors of online retail – what was already estimated to be an approximately $758 billion market in 2021 and is projected to increase to over $1,003 billion by the end of 2025 according to DataFeedWatch. However, conveniences of online shopping, including simple search filters, the ability to purchase apparel without trying it on, and free returns, have led to returns. One of the biggest causes for returns are sizing issues, due in part to a generally standardized sizing system that many retailers and clothing brands have. Despite this universal system, many retailers’ clothes fit differently, which leaves consumers guessing what size they need or ordering multiple sizes and returning the ones that do not fit, all at the retailer’s expense.

As brands move online or significantly expand their online presence, we believe that developing innovative ways to connect with shoppers, both online and offline, has become a top priority.

Shipping/Parcel

According to Pitney Bowes, parcel revenue in 13 major countries around the world increased by 22% year over year from $351 billion in 2019 (reflecting 103 billion parcels) to $430 billion in 2020 (reflecting 131 billion parcels). In the shipping/parcel industry, the dimensions of a package are critical. It is not merely the measurement of a package or box – but rather the amount of space that the package or box will take up on a truck, airplane, or ship that will be transporting the package or box. Far too often, retailers use unfit packaging for their items, adding additional costs in materials and shipping fees.

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

MySizeID

We have released the MySizeID app for both iOS and Android which assists consumers to take highly accurate measurement of their own body in order to size clothing in the best way possible without the need to try the clothes on before purchasing. MySizeID is designed to simplify the process of purchasing clothes online and significantly reduce the rate of returns of poor-fitting clothing. During 2021, MySizeID delivered over 21 million size recommendations.

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

Figure 1: Screenshot of MySizeID on smartphone and e-commerce website

As part of the integration process, we offer to the retailer four main components:

●	Mobile App. MySizeID comes in the form of a native app or as white label app. Our native app can be used “as is” integrated into the retailer’s e-commerce website. Alternatively, it can be white labeled according to the retailer’s needs in a manner that showcases the retailer brand (colors, logo etc.). The retailer can also receive the MySizeID software development kit (SDK), and integrate it into its own existing application so the retailer’s consumers will not have to have two separate apps when shopping online.

During 2021, we introduced a full integration of our e-commerce shoe sizing solution directly to retailers’ websites and added a three-dimensional, or 3D, “Try-It-On” avatar feature. Furthermore, we launched an application for the Evropeyskiy Mall in Russia which is designed to streamline in-person shopping from browsing to point of sale.

●	Widget. When a consumer enters into the retailer’s website and looks for a specific item, he or she can click on the MySizeID widget which will inform the consumer of his or her recommended size, based on his or her actual measurements, as measured using the app and the item he or is looking at.

The widget has two features:

Manual mode – which allows the user to obtain size from the following parameters: gender, height and weight only. Thus, we are able to give a size estimation even without having all the measurements made with the app.

Guest mode - allows a user that does not wish to sign up to MySizeID as a user, to obtain size recommendations as well.

Another feature we added is the “in-between sizing” feature. Our system can detect a user that has body dimensions that place the user in-between the clothes sizes being offered and lets the user know that. That way a user can choose between the two sizes according to the user’s fit preference (tight/loose/average).

In addition, we have recently released our Instant-App feature which allows shoppers to generate their body measurements directly from our widget, without the need to download our mobile app. Using this technology, the shoppers can create their online profile of their personal measurements and complete a purchase faster and easier with minimum distractions.

The body profile can be created while shoppers are viewing the page from their mobile phone, or by scanning a QR code on desktop that will open the same page on the mobile phone.

Screenshot of Instant-App widget on desktop on yumyumfashion website

●	MyDash Platform. The MyDash platform is a smart back-office system where the retailer enters all the information regarding its size charts that correlates to every product in its e-commerce site, and where the retailer can access the information on its users. This system is customizable based on retailers needs. In 2021, we changed the MyDash system in order to increase the system’s accessibility, added walkthroughs, user guides and changed the user interface and much more for the ease of use. We added the option to use our generic size charts, added the option upload size chart files instead of typing the size charts values manually, added more widget styling options and changed the pairing mechanism between the size chart and the products to be more user-friendly.

Figure 3: Screenshot of Back-Office System

●	FirstLook Smart Mirror. We recently launched the MySizeID FirstLook Smart Mirror which provides an interactive, mirror-like touch display that allows brands to provide in-store customers with an enhanced, online shopping experience, contactless checkout and obtains the recommended size. The MySizeID FirstLook Smart Mirror can be placed in numerous locations throughout a retail store, including the fitting rooms (without cameras) or other high-traffic locations of the store. Highlight capabilities of the FirstLook Smart Mirror include a 3D “Try-it-on” interactive avatar experience, personalized and highly accurate size recommendations by MySizeID, third-party point of sale systems integration, styling recommendations and contactless “select and collect” at the register feature.

Illustration of MySizeID “first look” smart mirror in a fashion store

We are currently offering MySizeID technology to retailers through either a pay-per-use model or a monthly subscription model. In our pay-per-use business model, every time the consumer obtains a recommended size, the retailer is charged for the usage.

In addition, we have developed applications for third party ecommerce platforms so that retailers who use those platforms will find our application on the platform’s app store and will be able to easily install it in their store. In February 2020, MySizeID became available for online retailers utilizing the Shopify platform. Fashion and apparel retailers using Shopify can deploy the MySizeID turnkey solution through the simple integration of the MySizeID widget on their site. During 2020 we also released applications for Lightspeed and for WooCommerce which are the biggest ecommerce platform in the market allowing more retailers to easily integrate and use the MySizeID solution.

In 2020, we integrated MySizeID with Wix, PrestaShop and Bitrix, which is the biggest eCommerce platform in Russia.

BoxSize

BoxSize is a parcel measurement application that can provide real-time logistic data on package volumes and transportation, resulting in improved operational efficiency and reduced operating expenses. In addition, BoxSize allows customers to easily measure the size of their parcel with their smartphone, calculate shipping costs and arrange for a convenient pick-up time for the package. BoxSize is available both on iOS and Android.

In 2020 we released the “One Click” feature on BoxSize that enables the user to measure a package with just one swipe of the handheld device. Previously, measurements through BoxSize would require three separate swipes.

Figure 4: Screenshot of BoxSize

Our BoxSize mobile measurement solution is available on the Honeywell Marketplace. In addition, BoxSize was approved for Honeywell’s Global Vendor Program, and is available to provide highly accurate mobile measurement solutions for thousands of Honeywell clients. We also developed a new dashboard for the courier companies to have all the required data about each package in one place. It includes package dimensions, pictures, scan geo location and more. The dashboard also let the courier use Webhooks, which allows him to get the information from his own system.

In 2020, we announced our partnership with Datalogic, a company focused on the automatic data capture and process automation markets. The partnership makes our BoxSize measurement solution available to thousands of Datalogic customers in the Transportation and Logistics vertical.

Agreement with Katz Delivery Services, LTD

On November 20, 2015, we entered into an agreement, or the Katz Agreement, with Katz Deliveries, LTD, or Katz, one of the largest courier services in Israel. Pursuant to the Katz Agreement, the parties have agreed to mutually work together to develop and integrate MySize technology with the Katz ERP to monitor the volume of all parcels delivered to it for shipment by its clients. The goal is for Katz to use our technology to help with planning its distribution routes, thus reducing operational costs by adjusting the distribution vehicles to the volume of the shipments.

KatzID was developed for Katz and is to be used to measure packages, boxes and pallets at Katz’ logistics center. The app allows users to scan the barcode of a package and measure the package dimensions using MySize’s SizeIT technology (described below) and then subsequently upload the information directly to Katz’s back office.

SizeUp

We are working on additional consumer applications, including a DIY application. Our SizeUp application is a smart tape measure for the business to consumer market which allows users to utilize their smartphone as a tape measure. The application provides measurements with an accuracy of within two centimeters. Through the use of SizeUp users will be able to visualize how an object or a piece of furniture will fit in an existing room in their home or office. During 2020, we expanded availability of SizeUp to more than 68 different iOS and Android smartphone models worldwide. It also added Google Vision for image content analysis, object detection, and title suggestions.

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

Research and Development

Our research and development team are responsible for the research, algorithm, design, development, and testing of all aspects of our measurement platform technology. We invest in these efforts to continuously improve, innovate, and add new features to our solutions.

We incurred research and development expenses of approximately $4.25 million in 2021 and $1.5 million in 2020, relating to the development of its applications and technologies. The increase from the corresponding period primarily resulted from share based payment in the amount of $2.6 million attributed to the share issuance to Ms. Zigdon under that certain Amendment to Purchase Agreement dated May 26, 2021. We intend to continue to invest in our research and development capabilities to extend our platform and bring our measurement technology to a broader range of applications.

Sales and Marketing

In 2019, we launched a commercialization strategy that directs our sales efforts toward both sales to e-commerce players in specific vertical markets such as fashion/apparel and shipping/delivery as well as to e-commerce third-party platform providers. As of March 18, 2022, we have nine sales offices in the following countries: US, UK, France, Netherlands, Turkey, Russia, Germany, Israel and Italy, generating customer leads, building out a sales pipeline, and developing customer relationships.

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

As of December 31, 2021, we owned eighteen issued patents: six in Europe, four in the US, three in each of Russia and Japan and one each in Canada and Israel which expire between January 20, 2033 and August 18, 2036, and we have three additional patent applications in process. As of such date, we do not have any registered trademarks.

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

Human Capital Management

As of March 14, 2022, we had a total of 32 employees, of which 30 were full-time employees, including 13 in sales and marketing, 14 in technology and development and 5 in administration and finance. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relationship with our employees to be good. Our future success depends on our continuing ability to attract and retain highly qualified engineers, sales and marketing, account management, and senior management personnel.

We believe that our future success will depend, in part, on our continued ability to attract, hire and retain qualified personnel. In particular, we depend on the skills, experience and performance of our senior management and research personnel. We compete for qualified personnel with other hi-tech companies, as well as universities and non-profit research institutions.

We provide competitive compensation and benefits programs to help meet the needs of our employees. In addition to salaries, these programs (which vary by country/region and employment classification) include incentive compensation plan, pension, and insurance benefits, paid time off, , among others. We also use targeted equity-based grants with vesting conditions to facilitate retention of personnel, particularly for our key employees.

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

We consider our employees to be a key factor to our success and we are focused on attracting and retaining the best employees at all levels of our business. Inclusion and diversity is a strategic, business priority. We employ people based on relevant qualifications, demonstrated skills, performance and other job-related factors. We do not tolerate unlawful discrimination related to employment, and strive to ensure that employment decisions related to recruitment, selection, evaluation, compensation, and development, among others, are not influenced by race, color, religion, gender, age, ethnic origin, nationality, sexual orientation, marital status, or disability. Continuous monitoring to ensure pay equity has been a focus in 2021. We have continued to improve gender balance in 2021 with a focus on increasing the representation of women hired as new college graduates. We are committed to creating a trusting environment where all ideas are welcomed and employees feel comfortable and empowered to draw on their unique experiences and backgrounds.

We consider our relations with our employees to be good.

Company Information

Our principal executive offices are located at HaYarden 4 St., POB 1026, Airport City, Israel 7010000, and our telephone number is +972-3-600-9030. Our website address is www.mysizeid.com. Any information contained on, or that can be accessed through, our website is not incorporated by reference into, nor is it in any way a part of, this Annual Report on Form 10-K.

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

In February 2014, My Size Israel, our wholly owned subsidiary, entered into a Purchase Agreement, or the Purchase Agreement, with Shoshana Zigdon, who at the time was a beneficial owner of more than 20% of our outstanding shares, with respect to the acquisition by us of certain rights related to the collection of data for measurement purposes including rights in the venture, the method and a patent application that had been filed by the Seller (PCT/IL2013/050056), or the Assets. In consideration for the sale of the Assets, we agreed to pay to Ms. Zigdon, 18% of our operating profit, directly or indirectly connected with the Assets together with value-added tax in accordance with the law for a period of seven years from the end of the development period of the aforementioned venture. In addition to the foregoing, the Purchase Agreement provided that all developments, improvements, knowledge and know-how developed and/or accumulated by us after the execution of the Purchase Agreement will be owned by us. Further, Ms. Zigdon agreed not to compete, directly or indirectly, with us in any matter relating to the Assets for a period of seven years from the end of the development period of the venture.

On May 26, 2021, we, My Size Israel, and Ms. Zigdon entered into an Amendment to Purchase Agreement, or the Amendment, which made certain amendments to the Purchase Agreement. Pursuant to the Amendment, Ms. Zigdon agreed to irrevocably waive (i) the right to repurchase certain assets related to the collection of data for measurement purposes that My Size Israel acquired from Ms. Zigdon under the Purchase Agreement and upon which our business is substantially dependent, or the Assets, and (ii) all past, present and future rights in any of the intellectual property rights sold, transferred and assigned to My Size Israel under the Purchase Agreement and any modifications, amendments or improvements made thereto, including, without limitation, any compensation, reward or any rights to royalties or to receive any payment or other consideration whatsoever in connection with such intellectual property rights, or the Waiver. In consideration of the Waiver, we issued 2,500,000 shares of common stock to Ms. Zigdon.

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

Summary Risk Factors

The principal factors and uncertainties that make investing in our ordinary shares risky, include, among others:

Risks Related to Our Financial Position and Capital Requirements

●	We have historically incurred significant losses and there can be no assurance when, or if, we will achieve or maintain profitability.

●	Our limited operating history makes it difficult to evaluate our business and prospects.

●	We will need to raise additional capital to meet our business requirements in the future, which is likely to be challenging, could be highly dilutive and may cause the market price of our common stock to decline.

●	The report of our independent registered public accounting firm contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

Risks Related to Our Company and Our Business

●	We may never successfully develop any products or generate revenues.

●	The market for our measurement technology is new and unproven, may experience limited growth and is highly dependent on U.S. retailers and online third-party resellers adopting our flagship product, MySizeID.

●	Our business may be adversely affected by the impact of the COVID-19 pandemic.

●	Failure to effectively develop and expand our sales and marketing capabilities could harm our ability to grow our business and achieve broader market acceptance of our products.

●	We expect our sales cycle to be long and unpredictable and require considerable time and expense before executing a customer agreement, which may make it difficult to project when, if at all, we will obtain new customers and when we will generate revenue from those customers.

●	We recently acquired Orgad and may in the future engage in additional acquisitions, joint ventures or collaborations which may increase our capital requirements, dilute our shareholders, cause us to incur debt or assume contingent liabilities, and subject us to other risks. We may not realize the benefits of these acquisitions, joint ventures or collaborations.

●	If we are not able to enhance our brand and increase market awareness of our company and products, then our business, results of operations and financial condition may be adversely affected.

●	If we do not develop enhancements to our products and introduce new products that achieve market acceptance, our business, results of operations and financial condition could be adversely affected.

●	The mobile technology industry is subject to rapid technological change and, to compete, we must continually enhance our mobile Apps and custom development services.

●	Our growth depends, in part, on the success of our strategic relationships with third parties.

●	We rely upon third parties to provide distribution for our applications, and disruption in these services could harm our business.

●	We rely on third-party hosting and cloud computing providers to operate certain aspects of our business. Any failure, disruption or significant interruption in our network or hosting and cloud services could adversely impact our operations and harm our business.

●	Information technology system failures or breaches of our network security could interrupt our operations and adversely affect our business.

●	Real or perceived errors, failures, or bugs in our products could adversely affect our operating results and growth prospects.

●	We could be harmed by improper disclosure or loss of sensitive or confidential company, employee, or customer data, including personal data.

●	A material breach in security relating to our information systems and regulation related to such breaches could adversely affect us.

●	Our products and our business are subject to a variety of U.S. and international laws and regulations, including those regarding privacy, data protection and information security, and our customers may be subject to regulations related to the handling and transfer of certain types of sensitive and confidential information. Any failure of our products to comply with or enable our customers to comply with applicable laws and regulations would harm our business, results of operations and financial condition.

●	We may not be able to adequately protect our intellectual property, which, in turn, could harm the value of our brands and adversely affect our business.

●	We may face intense competition and expect competition to increase in the future, which could prohibit us from developing a customer base and generating revenue.

●	Our business operations and future development could be significantly disrupted if we lose key members of our management team.

●	If we are able to expand our operations, we may be unable to successfully manage our future growth.

Risks Related to Our Operations in Israel and Russia

●	Our headquarters and most of our operations are located in Israel, and therefore, political conditions in Israel may affect our operations and results.

●	Russia’s invasion of Ukraine and sanctions brought against Russia could disrupt our operations in Russia.

Risks Related to Our Common Stock

●	A more active, liquid trading market for our common stock may not develop, and the price of our common stock may fluctuate significantly.

●	Sales by our stockholders of a substantial number of shares of our common stock in the public market could adversely affect the market price of our common stock.

●	Our securities are traded on more than one market which may result in price variations.

●	We are a former “shell company” and as such are subject to certain limitations not applicable to other public companies generally.

Risks Related to Our Financial Position and Capital Requirements

We have historically incurred significant losses and there can be no assurance when, or if, we will achieve or maintain profitability.

We realized a net loss of approximately $10.5 million and $6.2 million for the years ended December 31, 2021 and 2020 and had an accumulated deficit of $45.1 million as at December 31, 2021. Because of the numerous risks and uncertainties associated with the development of our products and business, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Expected future operating losses will have an adverse effect on our cash resources, shareholders’ equity and working capital. Our failure to become and remain profitable could depress the value of our stock and impair our ability to raise capital, expand our business, maintain our development efforts, or continue our operations. A decline in our value could also cause you to lose all or part of your investment in us.

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

Based on our projected cash flows and the cash balances as of the date of this Annual Report on Form 10-K, we believe we have sufficient cash to fund our obligations for at least 12 months. Nevertheless, due to the recent acquisition of Orgad (see “Item 1. Business-Recent Developments-Orgad Share Purchase Agreement”) there is uncertainty regarding the expected cash burn in the foreseeable future, and as such there is substantial doubt about our ability to continue as a going concern. In order to meet our business objectives in the future, we will need to raise additional capital, which may not be available on reasonable terms or at all. Additional capital would be used to accomplish the following:

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

We have incurred significant losses and negative cash flows from operations and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Our audited consolidated financial statements for the year ended December 31, 2021 were prepared under the assumption that we would continue our operations as a going concern. Our independent registered public accounting firm has included a “going concern” explanatory paragraph in its report on our financial statements for the year ended December 31, 2021. If we are unable to improve our liquidity position, by, among other things, raising capital through public or private offerings or reducing our expenses, we may exhaust our cash resources and will be unable to continue our operations. If we cannot continue as a viable entity, our shareholders would likely lose most or all of their investment in us.

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

The market for our measurement technology is new and unproven, may experience limited growth and is highly dependent on U.S. retailers and online third-party resellers adopting our flagship product, MySizeID.

The market for our measurement technology is relatively new and unproven and is subject to a number of risks and uncertainties. We believe that our future success will depend in large part on market adoption of our flagship product, MySizeID, by U.S. retailers and online third-party resellers. In order to grow our business, we intend to focus on educating retailers and resellers and other potential customers about the benefits of our measurement technology, expanding the functionality of our products and bringing new products to market to increase market acceptance and use of our technology. Our ability to develop and expand the market that our products address depends upon a number of factors, including the cost savings, performance and perceived value associated with such products. The market for our products could fail to develop or there could be a reduction in interest or demand for our products as a result of a lack of consumer acceptance, technological challenges, competing products and services, weakening economic conditions and other causes. We may never successfully commercialize our products and if our products fail to achieve market acceptance, this would have a material adverse effect on our business, results of operations and financial condition.

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

We recently acquired Orgad and may in the future engage in additional acquisitions, joint ventures or collaborations which may increase our capital requirements, dilute our shareholders, cause us to incur debt or assume contingent liabilities, and subject us to other risks. We may not realize the benefits of these acquisitions, joint ventures or collaborations.

In order to reduce time to market and obtain complementary technologies, we are seeking to acquire technologies and businesses that are synergistic to our product offering. For example, we recently acquired Orgad which operates an omnichannel e-commerce platform. We evaluate from time to time various acquisitions and collaborations, including licensing or acquiring complementary technologies, intellectual property rights, or businesses. The process for acquiring a company may take from several months up to a year and costs can vary greatly. We may also compete with others to acquire companies, and such competition may result in decreased availability of, or an increase in price for, suitable acquisition candidates. In addition, we may not be able to consummate acquisitions or investments that we have identified as crucial to the implementation of our strategy for other commercial or economic reasons. As a result, it may be more difficult for us to identify suitable acquisition or investment targets or to consummate acquisitions or investments on acceptable terms or at all. If we are not able to execute on any acquisition, we may not be able to achieve a future growth strategy and may lose market share.

In addition, the acquisition of Orgad and any potential future acquisition, joint venture or collaboration may entail numerous potential risks, including:

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

In addition, we may require significant financing to complete an acquisition or investment, whether through bank loans, raising of equity or debt or otherwise. We cannot assure you that such financing options will be available to us on reasonable terms, or at all. If we are not able to obtain such necessary financing, it could have an impact on our ability to consummate a substantial acquisition or investment and execute a future growth strategy. Alternatively, we may issue a significant number of shares as consideration for an acquisition, which would have a dilutive effect on our existing shareholders. For example, in partial consideration for the acquisition of Orgad, we agreed to issue up to 2,790,049 shares of our common stock. Furthermore, if we undertake acquisitions, we may incur large one-time expenses and acquire intangible assets that could result in significant future amortization expense.

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

To grow our business, we anticipate that we will continue to depend on relationships with third parties, such as our customers and third-party platforms. Identifying partners, and negotiating and documenting relationships with them, requires significant time and resources. If we are unsuccessful in establishing or maintaining our relationships with third parties, our ability to compete in the marketplace or to grow our revenue could be impaired, and our results of operations may suffer. Even if we are successful, we cannot assure you that these relationships will result in increased customer usage of our products or increased revenue.

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

Our ability to implement our business plan successfully depends in part on our ability to build brand recognition using our trademarks, service marks and other proprietary intellectual property, including our names and logos. We currently have no registered trademarks. While we plan to register a number of our trademarks; however, no assurance can be given that our trademark applications will be approved. We have been issued ten patents, three of each in of Russia and the US and one each in Canada, Japan and Israel, and have several patent applications in process. No assurance can be given that our patent applications which are in process will be approved. If our patent applications are not approved, our ability to expand or develop our business may be negatively affected.

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

If our efforts to register, maintain and protect our intellectual property are inadequate, or if any third-party misappropriates, dilutes or infringes on our intellectual property, the value of our brands may be harmed, which could have a material adverse effect on our business and might prevent our brands from achieving or maintaining market acceptance. We may also face the risk of claims that we have infringed third parties’ intellectual property rights. If third parties claim that we infringe upon their intellectual property rights, our operating profits could be adversely affected. Any claims of intellectual property infringement, even those without merit, could be expensive and time consuming to defend, require us to rebrand our services, if feasible, divert management’s attention and resources or require us to enter into royalty or licensing agreements in order to obtain the right to use a third-party’s intellectual property.

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

From time to time, we may be subject to litigation, including, among others, potential stockholder derivative actions and class actions. Risks associated with legal liability are difficult to assess and quantify, and their existence and magnitude can remain unknown for significant periods of time. Subject to certain exceptions, our Amended and Restated Certificate of Incorporation, or Certificate of Incorporation, and Amended and Restated Bylaws, or Bylaws, require us to indemnify and advance expenses to our officers and directors involved in legal proceedings. To date we have obtained directors and officers’ liability, or D&O, insurance to cover some of the risk exposure for our directors and officers. Such insurance generally pays the expenses (including amounts paid to plaintiffs, fines, and expenses including attorneys’ fees) of officers and directors who are the subject of a lawsuit as a result of their service to us. There can be no assurance that we will be able to continue to maintain this insurance at reasonable rates or at all, or in amounts adequate to cover such expenses should such a lawsuit occur. Without D&O insurance, the amounts we would pay to indemnify our officers and directors should they be subject to legal action based on their service to us could have a material adverse effect on our financial condition, results of operations and liquidity. Such lawsuits, and any related publicity, may result in substantial costs and, among other things, divert the attention of management and our employees. An unfavorable outcome in any claim or proceeding against us could have a material adverse impact on our financial position and results of operations for the period in which the unfavorable outcome occurs, and potentially in future periods. Further, any settlement announced by us may expose us to further claims against us by third parties seeking monetary or other damages which, even if unsuccessful, would divert management attention from the business and cause us to incur costs, possibly material, to defend such matters, which could have a material adverse impact on our financial position. See “Item 1. Business -Legal Proceedings” for more information regarding our involvement in ongoing litigation matters.

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

Risks Related to Our Operations in Russia

Russia’s invasion of Ukraine and sanctions brought against Russia could disrupt our operations in Russia.

In addition to our Israel operations, we have operations in Russia through our wholly owned subsidiary, My Size LLC. Specifically, we undertake some of our sales and marketing using personnel located in Russia and we engage two software developers through a third party who are based in Ukraine. On February 24, 2022, Russia invaded Ukraine. The outbreak of hostilities between the two countries could result in more widespread conflict and could have a severe adverse effect on the region. Following Russia’s actions, various countries, including the U.S., Canada, the United Kingdom, Germany and France, as well as the European Union, issued broad-ranging economic sanctions against Russia. Such sanctions included, among other things, a prohibition on doing business with certain Russian companies, officials and oligarchs; a commitment by certain countries and the European Union to remove selected Russian banks from the Society for Worldwide Interbank Financial Telecommunications (SWIFT) electronic banking network that connects banks globally; and restrictive measures to prevent the Russian Central Bank from undermining the impact of the sanctions. In response to sanctions, the Russian Central Bank raised its interest rates and banned sales of local securities by foreigners. Russia may take additional counter measures or retaliatory actions in the future. While diplomatic efforts have been ongoing, the conflict between Russia and Ukraine is currently unpredictable and has the potential to result in broadened military actions. The duration of ongoing hostilities and such sanctions and related events cannot be predicted. Uncertainty as to future relations between Russia and the U.S. and other countries in the west, or between Russia and other eastern European countries, may have a negative impact on our operations.

Such international sanctions and potential responses to such sanctions, including those that may limit or restrict transfer funds into Russia, may in the future significantly affect our ability to conduct our activities in Russia including paying our personnel. To date, the conflict has had minimal impact on operations. Nevertheless, we have no way to predict the progress or outcome of the situation in Ukraine, as the conflict and governmental reactions are rapidly developing and beyond our control. Prolonged unrest, intensified military activities or more extensive sanctions impacting the region could have a material adverse effect on our operations, results of operations, financial condition, liquidity and business outlook.

Political, military conditions or other risks in Russia could adversely affect our business.

Russia is a federative state consisting of 85 constituent entities, or “subjects.” The Russian Constitution reserves some governmental powers for the Russian Government, some for the subjects and some for areas of joint competence. In addition, eight “federal districts” (“federal’nye okruga”), which are overseen by a plenipotentiary representative of the President, supplement the country’s federal system. The delineation of authority among and within the subjects is, in many instances, unclear and contested, particularly with respect to the division of tax revenues and authority over regulatory matters. For these reasons, the Russian political system is vulnerable to tension and conflict between federal, subject and local authorities. This tension creates uncertainties in the operating environment in Russia, which may prevent us from carrying out our strategy effectively. The risks associated with these events or potential events could materially and adversely affect the investment environment and overall consumer and entrepreneurial confidence in Russia, and our business, prospects, financial condition, hiring ability, and results of operations could be materially and adversely affected.

Furthermore, high levels of corruption reportedly exist in Russia, including the bribing of officials for the purpose of initiating investigations by government agencies. Corruption and other illegal activities could disrupt our ability to conduct our business effectively, and claims that the we are involved in such corruption or illegal activities could generate negative publicity, of which could harm our development, financial condition, results of operations or prospects.

Economic and other risks in Russia could adversely affect our business.

Operating a business in an emerging market such as Russia can involve a greater degree of risk than operating a business in more developed markets.

Over the last two decades, the Russian economy has experienced or continues to experience at various times:

●	significant volatility in its GDP;
●	the impact of international sanctions;
●	high levels of inflation;
●	increases in, or high, interest rates;
●	sudden price declines in oil and other natural resources;
●	instability in the local currency market;
●	budget deficits;
●	the continued operation of loss-making enterprises due to the lack of effective bankruptcy proceedings;
●	capital flight; and
●	significant increases in poverty rates, unemployment and underemployment.

The Russian economy has been subject to abrupt downturns in the past, including as a result of the invasion of Ukraine, global financial crisis, and, as an emerging market, remains particularly vulnerable to further external shocks and any future fluctuations in the global markets. Any further deterioration in the general economic conditions in Russia (whether or not as a result of the events mentioned above) could have a material adverse effect on the Russian economy and may result in hiring and operational difficulties, as well as potential flight of human capital, which could have a material adverse effect on our business, product development and results of operations.

Legal risks in Russia could materially adversely affect our operations and Russian tax legislation is subject to frequent change.

Among the risks of the Russian legal system are: inconsistencies among laws, presidential decrees, and government and ministerial orders and resolutions; conflicting local, regional and federal laws and regulations; the untested nature of the independence of the judiciary and its sensitivity to economic or political influences; substantial gaps in the regulatory structure due to the delay or absence of implementing legislation; a high degree of discretion on the part of governmental authorities; reported corruption within governmental entities and other governmental authorities; the relative inexperience of judges and courts in interpreting laws applicable to complex transactions; and the unpredictability of enforcement of foreign judgments and foreign arbitral awards. Many Russian laws and regulations are construed in a way that provides for significant administrative discretion in application and enforcement. Unlawful, selective or arbitrary actions of the Russian Government have reportedly included the denial or withdrawal of licenses, sudden and unexpected tax audits, criminal prosecutions, and civil claims. Any of the above events may have a material adverse effect on our product development and results of operations.

Despite certain improvements in the taxation system made by the Russian Government over the past decade, Russian tax legislation is still subject to frequent change, varying interpretations, and inconsistent and selective enforcement. There are currently no clear rules for distinguishing between lawful tax optimization and tax evasion. In addition, Russian tax laws do not contain detailed rules on the taxation in Russia of foreign companies. As such, taxpayers often have to resort to court proceedings to defend their position against the Russian tax authorities. However, in the absence of consistent court practice or binding precedents, there is inconsistency amongst court decisions. Further, the possibility exists that the Russian Federation would impose arbitrary or onerous taxes and penalties in the future, which could have a material adverse effect on our product development and results of operations.

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

Our international operations expose us to the following risks which may have a material adverse effect on our business and operating results:

●	devaluations and fluctuations in currency exchange rates including fluctuations between the U.S. dollar and the NIS and the Russian Ruble;

●	costs of compliance with local laws, including labor laws and intellectual property laws;

●	compliance with domestic and foreign government policies, including compliance with Israeli securities laws and TASE;

●	changes in trade regulations and procedures affecting approval, production, pricing, marketing, reimbursement for and access to, our products;

●	compliance with applicable foreign anti-corruption laws, anti-trust/competition laws, anti-Boycott Israel law and anti-money laundering laws; and

●	economic and geopolitical developments and conditions, including ongoing instability in global economies and financial markets, international hostilities, acts of terrorism and governmental reactions, inflation, outbreaks of contagious disease (e.g., the COVID-19 pandemic) and military and political alliances.

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

Our Certificate of Incorporation currently authorizes 250,000,000 shares of common stock, of which 25,377,528 are currently outstanding as of March 14, 2022, and our Board of Directors is authorized to issue additional shares of our common stock. Although our Board of Directors intends to utilize its reasonable business judgment to fulfil its fiduciary obligations to our then existing stockholders in connection with any future issuance of our capital stock, the future issuance of additional shares of our capital stock could cause immediate, and potentially substantial, dilution to our existing stockholders, which could also have a material effect on the market value of the shares. Further, other than certain participation rights that we have granted in a past offering, our shares do not have preemptive rights, which means we can sell shares of our capital stock to other persons without offering purchasers in this offering the right to purchase their proportionate share of such offered shares. Therefore, any additional sales of stock by us could dilute your ownership interest in our Company.

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

If we fail to comply with the rules under the Sarbanes-Oxley Act of 2002 related to disclosure controls and procedures, or, if we discover material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult. Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting and, if we are no longer a non-accelerated filer, a report by our independent auditors addressing these assessments. If material weaknesses or significant deficiencies are discovered or if we otherwise fail to achieve and maintain the adequacy of our internal control, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock could drop significantly.

Our Certificate of Incorporation, Bylaws and Delaware law may have anti-takeover effects that could discourage, delay or prevent a change in control, which may cause our stock price to decline.

Our Certificate of Incorporation, Bylaws and Delaware law could make it more difficult for a third-party to acquire us, even if closing such a transaction would be beneficial to our stockholders. Provisions of our Certificate of Incorporation, Bylaws and Delaware law also could have the effect of discouraging potential acquisition proposals or making a tender offer or delaying or preventing a change in control, including changes a stockholder might consider favorable. Such provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. In particular, the Certificate of Incorporation, Bylaws and Delaware law, as applicable, among other things:

●	provide the Board of Directors with the ability to alter the Bylaws without stockholder approval;

●	the classification of our Board of Directors;

●	place limitations on the removal of directors;

●	provide that vacancies on the Board of Directors may be filled by a majority of directors in office, although less than a quorum;

●	require that stockholder actions must be affected at a duly called stockholder meeting and generally prohibiting stockholder actions by written consent;

●	eliminate the ability of stockholders to call a special meeting of stockholders; and

●	establish advance notice requirements for nominations for election to the Board of Directors or for proposing matters that can be acted upon at duly called stockholder meetings.

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

On January 3, 2022, we were notified, or the Notification Letter, by the Nasdaq Listing Qualifications that we are not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2), or the Rule, for continued listing on The Nasdaq Capital Market.

The Notification Letter provides that the Company has 180 calendar days, or until July 5, 2022, to regain compliance with the Rule. To regain compliance, the bid price of our common stock must have a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. In the event we do not regain compliance by July 5, 2022, we may then be eligible for additional 180 days if we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and will need to provide written notice of its intention to cure the deficiency during the second compliance period. If we do not qualify for the second compliance period or fail to regain compliance during the second compliance period, then Nasdaq will notify us of its determination to delist our common stock, at which point we will have an opportunity to appeal the delisting determination to a Hearings Panel.

No assurance can be given that we will be able to regain compliance with the Rule. Failure to meet applicable Nasdaq continued listing standards could result in a delisting of our common stock. A delisting of our common stock from Nasdaq could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees and fewer business development opportunities.

The exercise of outstanding warrants and stock options will have a dilutive effect on the percentage ownership of our capital stock by existing stockholders.

As of March 14, 2022, we had outstanding warrants to acquire 7,206,603 shares of our common stock and stock options to purchase 1,100,218 shares of our common stock, which warrants and options are exercisable for prices ranging between $0.65 and $15. The expiration of the term of such options and warrants range from 0.05 years to 4.6 years. If a significant number of such warrants and stock options are exercised by the holders, the percentage of our common stock owned by our existing stockholders will be diluted.

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

ITEM 3. LEGAL PROCEEDINGS

North Empire LLC

On August 7, 2018, we commenced an action against North Empire LLC, or North Empire, in the Supreme Court of the State of New York, County of New York for breach of a Securities Purchase Agreement or Agreement in which we are seeking damages in an amount to be determined at trial, but in no event less than $616,000. On August 2, 2018, North Empire filed a Summons with Notice against us, also in the same Court, in which they allege damages in an amount of $11.4 million arising from an alleged breach of the Agreement. On September 6, 2018, North Empire filed a Notice of Discontinuance of the action it had filed on August 2, 2018. On September 27, 2018, North Empire filed an answer and asserted counterclaims in the action commenced by us against them, alleging that we failed to deliver stock certificates to North Empire causing damage to North Empire in the amount of $10,958,589. North Empire also filed a third-party complaint against our CEO and now former Chairman of the Board asserting similar claims against them in their individual capacities. On October 17, 2018, we filed a reply to North Empire’s counterclaims. On November 15, 2018, our CEO and now former Chairman of the Board filed a motion to dismiss North Empire’s third-party complaint. On January 6, 2020, the Court granted the motion and dismissed the third-party complaint. Discovery has been completed and both parties have filed motions for summary judgment in connection with the claims and counterclaims. On December 30, 2021, the Court denied both My Size and North Empire’s motions for summary judgment, arguing there were factual issues to be determined at trial. On January 26, 2022, the Company filed a notice of appeal of the summary judgment decision. The appeal must be fully perfected and filed by July 26, 2022. On February 3, 2022, the Company filed a motion to reargue the Court’s decision denying the Company’s motion for summary judgment. North Empire will file its opposition papers on or before March 31, 2022, and the Company will file reply papers on April 29, 2022. The return date on the motion to reargue is scheduled for May 2, 2022.

We intend to vigorously defend any claims made by North Empire.

Fidelity Venture Capital Ltd

On July 5, 2021, we were served with a legal complaint filed by Fidelity Venture Capital Ltd. and Dror Atzmon in the Magistrate’s Court in Tel Aviv for a monetary award in an amount of NIS 1,436,679 (approximately $450,000) and a declaratory relief. The plaintiffs allege that we breached our contractual obligations to pay them for services allegedly rendered to the us by the plaintiffs under a certain consulting agreement dated July 2, 2014, in an amount of NIS 819,000 (approximately $256,000). Additionally, the plaintiffs allege that the we should compensate them for losses allegedly incurred by them following their investment in the sour shares issued under a certain private offering. In the alternative, the plaintiffs move that the court will declare the investment agreement void with full restitution of plaintiffs’ original investment in an amount of NIS 1,329,650 (approximately $415,000). We filed our statement of defense on October 25, 2021. The first preliminary court hearing of the case is scheduled for January 23, 2022. The first court preliminary hearing was held on March 1, 2022. Following the first preliminary hearing and the Court’s comments and recommendation, the Plaintiffs filed a motion to strike out the claim without prejudice. On March 8, 2022 the Court ordered dismissal without prejudice of the claim.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our stock currently is listed on the Tel Aviv Stock Exchange and the Nasdaq Capital Market under the symbol “MYSZ”. Our stock has been traded on the Nasdaq Capital Market since July 25, 2016.

Holders

As of March 14, 2022, we had 58 shareholders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Recent Sales of Unregistered Securities

None.

Stockholder Rights Plan

On November 24, 2021, our Board of Directors approved the adoption of a stockholder rights plan, or the Rights Plan, which was subsequently approved by our shareholders at our annual shareholder meeting on December 30, 2021. As of the date hereof, the Rights Plan has not been entered into. See our Definitive Proxy Statement filed with the SEC on December 6, 2021 for a further description of the Rights Plan.

ITEM 6. [Reserved]

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

Our solutions can be utilized to accurately take measurements of a variety of items via a mobile device. By downloading the application to a smartphone, the user is then able to run the mobile device over the surface of an item the user wishes to measure. The information is then automatically sent to a cloud-based server where the dimensions are calculated through our proprietary algorithms, and the highly accurate measurements (+ or - 2 centimeters) are then sent back to the user’s mobile device. We believe that the commercial applications for this technology are significant in many areas.

Currently, we are mainly focusing on the e-commerce fashion/apparel industry. In addition, our solutions address the shipping/parcel and DIY uses markets.

While we rollout our products to major retailers and apparel companies, there is a lead time for new customers to ramp up before we can recognize revenue. This lead time varies between customers, especially when the customer is a tier 1 retailer, where the integration process may take longer. Generally, first we integrate our product into a customer’s online platform, which is followed by piloting and implementation, and, assuming we are successful, commercial roll-out, all of which takes time before we expect it to impact our financial results in a meaningful way. While we have begun generating initial sales revenue, we do not expect to generate meaningful revenue during 2022 from MySizeID. Because of the numerous risks and uncertainties associated with the success of our market penetration and our dependence on the extent to which MySizeID is adopted and utilized, we are unable to predict the extent to which we will recognize revenue. We may be unable to successfully develop or market any of our current or proposed products or technologies, those products or technologies may not generate any revenues, and any revenues generated may not be sufficient for us to become profitable or thereafter maintain profitability.

In February 2022, we completed the acquisition of Orgad, which operates an omnichannel e-commerce platform (see “Item 1. Business-Recent Developments-Orgad Share Purchase Agreement”). We expect our revenues and corresponding expenses to increase as result of the Orgad acquisition however we are unable to predict the extent to which we will recognize revenue. The ultimate success of this acquisition will depend, in part, on our ability to realize the anticipated synergies and growth opportunities from integrating the Orgad business into our existing business. Since the acquisition occurred after fiscal year end, our consolidated financial statements for the years ended December 31, 2021 and 2020 do not reflect the results of operation of Orgad.

Results of Operations

The table below provides our results of operations for the periods indicated.

	Year ended December 31
	2021	2020
	(dollars in thousands)
Revenues	131	142
Cost of revenues	-	(2)
Gross profit	131	140
Research and development expenses	(4,248)	(1,523)
Sales and marketing	(2,336)	(2,196)
General and administrative	(4,124)	(2,567)
Operating loss	(10,577)	(6,146)
Financial income (expenses), net	57	(11)
Net loss	$(10,520)	$(6,157)

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Revenues

From inception through December 31, 2018, we did not generate any revenue from operations and we expect to continue to incur additional losses to perform further research and development activities. We started to generate revenues only in 2019. Our revenues for the year ended December 31, 2021 amounted to $131,000 compared to $142,000 for year ended December 31, 2020. The decrease from the corresponding period primarily resulted from fees from customer projects in the corresponding period compared to none, offset by increase in recurring revenues generated by traffic, as measured by the MySizeID engine per its license agreements.

Research and Development Expenses

Our research and development expenses for the year ended December 31, 2021 amounted to $4,248,000 an increase of $2,725,000, or approximately 179%, compared to $1,523,000 for the year ended December 31, 2020. The increase from the corresponding period primarily resulted from share based payment in amount of $2,618,000 attributed to the share issuance to Shoshana Zigdon under the Amendment to Purchase Agreement dated May 26, 2021 offset by a reduction in share based payment expenses to employees.

Sales and Marketing Expenses

Our sales and marketing expenses for the year ended December 31, 2021 amounted to $2,336,000, an increase of $140,000, 6.4%, compared to $2,196,000 for the year ended December 31, 2020. The increase in comparison with the corresponding period was mainly due to an increase in payments to consultants.

General and Administrative Expenses

Our general and administrative expenses for the year ended December 31, 2021 amounted to $4,124,000, an increase of $1,557,000, 60.6%, compared to $2,567,000 for the year ended December 31, 2020. The increase in comparison with the corresponding period was mainly due to an increase in professional expenses, mainly attributed to shareholder activism including settlement expenses with the Lazar Parties offset by a decrease in shared-based payments. During 2021, we had an expense of $98,000 in respect of stock-based payments, compared to an expense of $276,000 in 2020.

Operating Loss

As a result of the foregoing, for the year ended December 31, 2021, our operating loss was $10,577,000, an increase of $4,431,000, or 72%, compared to our operating loss for the year ended December 31, 2020 of $6,146,000.

Financial Income (Expenses), net

Our financial income, net for the year ended December 31, 2021 amounted to $57,000 as opposed to financial expenses, net of $11,000 for the year ended December 31, 2020. In 2021, we had financial income mainly derived from revaluation of investment in marketable securities whereas in the corresponding period we had financial expenses mainly from exchange rate differences offset by income from revaluation of investment in marketable securities.

Net Loss

As a result of the foregoing, research and development, marketing general and administrative expenses, and initial revenues, our net loss for the year ended December 31, 2021 was $10,520,000 compared to net loss of $6,157,000 for the year ended December 31, 2020. The increase in the net loss was mainly due to the reasons mentioned above.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through public and private offerings of debt and equity in Israel and in the U.S.

As of December 31, 2021, we had cash, cash equivalents and restricted cash of $10,943,000 compared to $1,774,000 cash, cash equivalents, restricted cash as of December 31, 2020 and 184,000 short-term restricted deposit as of December 31, 2020. This increase primarily resulted from public offerings that we completed in January and March 2021, including the overallotment that closed in May 2021, private and public offerings that we completed in October 2021 and proceeds from warrants that were exercised, as further described below.

On October 26, 2021, holders of warrants exercised an aggregate of 2,625,908 shares of common stock in consideration for $2,889,000.

Also on October 26, 2021, we entered into the RD Purchase Agreements with the Purchasers, pursuant to which the Company agreed to sell and issue an aggregate of 2,514,800 RD Shares, and, in a concurrent private placement, an aggregate of 1,886,100 RD Warrants, at an offering price of $1.352 per share and associated warrant. In addition, we entered into the PIPE Purchase Agreements, with the Purchasers pursuant to which we agreed to sell and issue in a PIPE Offering an aggregate of 3,772,208 PIPE Shares, and 2,829,156 PIPE Warrants at the same purchase price as in the RD Offering. See “Item 1. Business-Recent Developments-October 2021 Financing” for more information regarding this transaction.

In addition, on March 25, 2021, we completed an underwritten public offering of our common stock pursuant to which we issued 2,618,532 shares of our common stock at a public offering price of $1.28 per share for gross proceeds of $3,300,000. We received net proceeds of approximately $2,904,000, after deducting the underwriting discounts and commissions and estimated offering expenses. Subsequently on May 7, 2021, we issued an additional 392,780 shares of our common stock in connection with the full exercise of the underwriter’s overallotment option from the March 2021 public offering resulting in additional net proceeds of approximately $463,000, after deducting underwriting discounts and commissions. Prior to that, on January 8, 2021, we completed an underwritten public offering of our common stock pursuant to which we issued 1,569,179 shares of our common stock at a public offering price of $1.28 per share for gross proceeds of $2,008,000. We received net proceeds of approximately $1,700,000, after deducting the underwriting discounts and commissions and estimated offering expenses. Furthermore, in January and February 2021, a holder of warrants exercised warrants to purchase 725,000 of our ordinary shares in exchange for $0.8 million.

Net cash used in operating activities was $7,297,000 for the year ended December 31, 2021 compared to $5,679,000 for the year ended December 31, 2020. The increase in cash used in operating activity is derived mainly from increase in the net loss.

Net cash provided by investing activities for the year ended December 31, 2021 was $161,000 as opposed to net cash used in investing activities of $211,000 for the year ended December 31, 2020. The net cash provided by investing activities for the year ended December 31, 2021 was mainly attributed to proceeds from short term restricted deposits as opposed to investment in short-term restricted deposits during the year ended December 31, 2020.

We had positive cash flow from financing activities net of issuance costs of $16,292,000 for the year ended December 31, 2021 compared to $6,094,000 for the year ended December 31, 2020. The cash flow from financing activities for the year ended December 31, 2021 was due to the proceeds from public offerings of our securities and proceeds from the exercise of outstanding warrants.

We do not have any material commitments for capital expenditures during the next twelve months. Taking into account the proceeds from warrant exercises and our financing in October 2021, managements believes that cash on hand will be sufficient to meet its obligations. Nevertheless, due to the recent acquisition of Orgad (see “Item 1. Business-Recent Developments Orgad Share Purchase Agreement”) there is uncertainty regarding the expected cash burn in the foresee future, and as such there is substantial doubt about our ability to continue as a going concern. We will need to raise additional capital, which may not be available on reasonable terms or at all. Additional capital would be used to accomplish the following:

●	finance our current operating expenses;

●	pursue growth opportunities;

●	hire and retain qualified management and key employees;

●	respond to competitive pressures;

●	comply with regulatory requirements; and

●	maintain compliance with applicable laws.

Current conditions in the capital markets are such that traditional sources of capital may not be available to us when needed or may be available only on unfavorable terms. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions, the impact of the COVID-19 pandemic, the Russian invasion of Ukraine, and a number of other factors, many of which are outside our control, and on our financial performance. Accordingly, we cannot assure you that we will be able to successfully raise additional capital at all or on terms that are acceptable to us. If we cannot raise additional capital when needed, it may have a material adverse effect on our business, results of operations and financial condition.

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

Critical Accounting Estimates

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

Our significant accounting policies were revenue from contracts with customers which are more fully described in the notes to our financial statements appearing elsewhere in this Annual Report on Form 10-K. We believe that these accounting policies discussed are critical to our financial results and to the understanding of our past and future performance, as these policies relate to the more significant areas involving management’s estimates and assumptions. We consider an accounting estimate to be critical if: (1) it requires us to make assumptions because information was not available at the time or it included matters that were highly uncertain at the time we were making our estimate; and (2) changes in the estimate could have a material impact on our financial condition or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MY SIZE, INC. AND ITS SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2021

U.S. DOLLARS IN THOUSANDS

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

My Size, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of My Size, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of comprehensive loss, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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
Tel Aviv, Israel
March 18, 2022

MY SIZE, INC. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share data)

		December 31,
	Note	2021	2020

Assets

Current assets:
Cash and cash equivalents	3	10,670	1,689
Restricted cash		273	85
Restricted deposit		-	184
Accounts receivable		40	28
Other receivables and prepaid expenses	4	579	482

Total current assets		11,562	2,468

Property and equipment, net	5	112	128
Right-of-use asset	6	776	911
Investment in marketable securities	8	108	59
		996	1,098

Total assets		12,558	3,566

Liabilities and shareholders’ equity

Current liabilities:
Operating lease liability	6	138	129
Trade payables		635	381
Accounts payable		453	400
Warrants and derivatives	8	2	1

Total current liabilities		1,228	911

Operating lease liability	6	473	579
Total non-current liabilities		473	579
CONTINGENCIES AND COMMITMENTS	12

Total Liabilities		1,701	1,490

SHAREHOLDERS’ EQUITY	10
Stock capital -
Common stock of $0.001 par value - Authorized: 100,000,000 shares; Issued and outstanding: 23,982,503 and 7,232,836, respectively		24	7
Additional paid-in capital		56,430	37,164
Accumulated other comprehensive loss		(406)	(424)
Accumulated deficit		(45,191)	(34,671)

Total shareholders’ equity		10,857	2,076
Total liabilities and shareholders’ equity		12,558	3,566

The accompanying notes are an integral part of the consolidated financial statements.

MY SIZE, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands (except share data and per share data)

		Year ended December 31,
	Note	2021	2020

Revenues		131	142
Cost of revenues		-	(2)
Gross profit		131	140

Operating expenses
Research and development		(4,248)	(1,523)
Sales and marketing	13	(2,336)	(2,196)
General and administrative	14	(4,124)	(2,567)

Total operating expenses		(10,708)	(6,286)

Operating loss		(10,577)	(6,146)

Financial income (expense), net	15	57	(11)

Net loss		(10,520)	(6,157)

Other comprehensive income (loss):

Foreign currency translation differences		18	115

Total comprehensive loss		(10,502)	(6,042)

Basic and diluted loss per share		(0.71)	(1.11)

Basic and diluted weighted average number of shares outstanding		10,509,622	5,539,700

The accompanying notes are an integral part of the consolidated financial statements.

MY SIZE, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

U.S. dollars in thousands (except share data)

	Common stock			Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number	Amount		capital	loss	Deficit	equity

Balance as of December 31, 2019	2,085,900	2		30,102	(539)	(28,514)	1,051
Stock-based compensation related to options granted to employees and consultants	-	-		645	-	-	645
Issuance of shares, net of issuance cost of $1,160	2,439,802	3		5,992	-	-	5,995
Exercise of warrants and pre funded warrants	2,707,134	2		97	-	-	99
Liability reclassified to equity (**)	-	-		328	-	-	328
Total comprehensive loss	-	-		-	115	(6,157)	(6,042)
Balance as of December 31, 2020	7,232,836	7		37,164	(424)	(34,671)	2,076
Stock-based compensation related to options granted to employees and consultants	-	-		373	-	-	373
Exercise of options granted to employees	4,458	(*	)	-	-	-	-
Restricted shares issued to shareholder (***)	2,500,000	3		2,615	-	-	2,618
Issuance of shares, net of issuance cost of $1,160	10,867,499	11		12,572	-	-	12,583
Exercise of warrants	3,377,710	3		3,706	-	-	3,709
Total comprehensive income (loss)	-	-		-	18	(10,520)	(10,502)

Balance as of December 31, 2021	23,982,503	24		56,430	(406)	(45,191)	10,857

(*)	Represents an amount of less than $1.
(**)	See note 2 b
(***)	See note 1 b

The accompanying notes are an integral part of the consolidated financial statements.

MY SIZE, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year ended December 31,
	2021	2020
Cash flows from operating activities:

Net loss	(10,520)	(6,157)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	42	40
Amortization of operating lease right-of-use asset	43	42
Revaluation of warrants and derivatives	1	-
Revaluation of investment in marketable securities	(49)	(33)
Restricted Shares issued to shareholder	2,618	-
Stock based compensation	373	645
(Increase) decrease in accounts receivable	(12)	13
Increase in other receivables and prepaid expenses	(99)	(155)
(Decrease) increase in trade payables	253	(69)
(Decrease) increase in accounts payables	53	(5)

Net cash used in operating activities	(7,297)	(5,679)

Cash flows from investing activities:

Proceeds from short-term deposits, net	-	-
Proceeds from (investment in) restricted deposits, net	184	(170)
Investment in right to use asset	-	(25)
Purchase of property and equipment	(23)	(16)

Net cash provided by (used in) investing activities	161	(211)

Cash flows from financing activities:

Proceeds from issuance of shares, net of issuance costs	12,583	5,995
Proceeds from exercise of warrants and pre funded warrants	-	99
Proceeds from exercise of warrants	3,709	-

Net cash provided by financing activities	16,292	6,094

Effect of exchange rate fluctuations on cash and cash equivalents	13	104

Increase (Decrease) in cash and cash equivalents and restricted cash	9,169	308
Cash and cash equivalents and restricted cash at the beginning of the year	1,774	1,466

Cash and cash equivalents and restricted cash at the end of the year	10,943	1,774

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

In February 2014, the Company established a wholly owned subsidiary, My Size (Israel) 2014 Ltd., a company registered in Israel, which is currently engaged in the development of the Venture described above.

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

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 1 -	GENERAL (Cont.)

c.	On July 25, 2016, the Company’s common stock began publicly trading on the Nasdaq Capital Market under the symbol “MYSZ”. The Company’s shares of common stock are listed both on the Nasdaq Capital Market and TASE.

d.	Since inception, the Company has incurred significant losses and negative cash flows from operations and has an accumulated deficit of $45,191. The Company has financed its operations mainly through fundraising from various investors.

The Company’s management expects that the Company will continue to generate losses and negative cash flows from operations for the foreseeable future. Taking into account the proceeds from warrant exercises and the Company’s financing in October 2021 described in note 10c and 10f below managements believes that cash on hand will be sufficient to meet its obligations. Nevertheless, due to the recent acquisition of Orgad (as described in note 16a below) there is uncertainty regarding the expected cash burn in the foreseeable future, and as such there is substantial doubt about the Company’s ability to continue as a going concern.

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

e.	The Company operates in one reportable segment and all of its long-lived assets are located in Israel.

f.	In late 2020, a novel strain of COVID-19, also known as coronavirus, was reported in Wuhan, China. While initially the outbreak was largely concentrated in China, it has now spread to Israel and the United States, and infections have been reported globally. Many countries around the world, including in Israel, have significant governmental measures being implemented to control the spread of the virus, including temporary closure of businesses, severe restrictions on travel and the movement of people, and other material limitations on the conduct of business. These measures have resulted in work stoppages and other disruptions. The Company has implemented remote working and work place protocols for its employees in accordance with government requirements. In addition, while the Company has seen an increased demand for MySizeID, the COVID-19 pandemic has had a particularly adverse impact on the retail industry and this has resulted in an adverse impact on the Company’s marketing and sales activities. The extent to which COVID-19 continues to impact the Company’s operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the outbreak, and the actions that may be required to contain COVID-19 or treat its impact.

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES

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

The currency of the primary economic environment in which the operations of the Company is conducted is the United States Dollar and thus it is the Company’s functional currency. The reporting currency according to which these financial statements are prepared is the U.S. dollar.

The currency of the primary economic environment in which the operation of the Subsidiary, My Size Israel functional currency is the New Israeli Shekel (“NIS”).

The currency of the primary economic environment in which the operation of the Subsidiary, My Size LLC, functional currency is Russian Ruble.

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 2 -	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

c.	Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.

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

The Company’s property and equipment are reviewed for impairment in accordance with ASC 360, “Property Plant and Equipment”, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs. During the periods ended December 31, 2021 and 2020, no impairment losses have been recorded.

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

Research and development costs are charged to the statement of operations, as incurred. Most of the research and development expenses are for wages, related expenses and subcontractors.

i.	Income taxes:

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or in the Companies’ tax returns. Deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of deferred tax assets will not be realized. The Company establishes a valuation allowance, if necessary, to reduce deferred tax assets to the amount more likely than not to be realized. As of December 31, 2021, and 2020, a full valuation allowance was established by the Company.

The Company implements a two-step approach to recognize and measure the benefit of its tax positions. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is greater than 50 percent (cumulative basis) likely to be realized upon settlement. The Company believes that its tax positions are all highly certain of being upheld upon examination. As such, as of December 31, 2021 and 2020 the Company has not recorded a liability for unrecognized tax benefits.

j.	Accounting for stock-based compensation:

The Company accounts for its employees’ stock-based compensation as an expense in the financial statements based on ASC 718. All awards are equity classified and therefore such costs are measured at the grant date fair value of the award and graded vesting attribution approach to recognize compensation cost over the vesting period. The Company estimates stock option grant date fair value using the Binomial and Black Scholes option pricing-model.

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

Basic net loss per share is computed based on the weighted average number of shares of common stock outstanding during each year. Diluted net income per share is computed based on the weighted average number of shares of common stock outstanding during each year plus dilutive potential equivalent common stock considered outstanding during the year, in accordance with ASC 260, “Earnings per Share”. For the years ended December 31, 2021 and 2020, all outstanding options and warrants have been excluded from the calculation of the diluted net loss per share since their effect was anti-dilutive.

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

Product, Subscription and Services Offerings

Such performance obligations include cloud-enabled subscriptions, software maintenance and technical support.

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

The Company implemented ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 is intended to increase transparency and comparability of accounting for lease transactions. For all leases with terms greater than twelve months, the guidance requires lessees to recognize right-of-use assets and corresponding lease liabilities on the balance sheet and to disclose qualitative and quantitative information about lease transactions. The standard maintains a distinction between finance leases and operating leases. The Company leases include an office space lease agreement for 36 months, with an option to extend for an additional 36 months and 36 months cancelable operating lease agreements on behalf of personnel vehicles. The lease term includes a non-cancellable period of the lease plus any additional periods covered by either a Company option to extend (or not to terminate) the lease that the Company is reasonably certain to exercise, or an option to extend (or not to terminate) the lease controlled by the lessor.

For the office rent lease, the Company has elected to account for the lease and non-lease maintenance components as a single lease component. Therefore, the lease payments used to measure the lease liability include all of the fixed consideration in the contract, including in-substance fixed payments, owed over the lease term.

p.	Restricted cash

Restricted cash are deposits for rent, credit card and for hedging activities.

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 3 -	CASH AND CASH EQUIVALENTS

The Company’s cash and cash equivalents balance at December 31, 2021 and 2020 is denominated in the following currencies:

	December 31,
	2021	2020

US Dollars	10,184	1,217
New Israeli Shekels	433	455
Other	53	17
	10,670	1,689

NOTE 4 -	OTHER RECEIVABLES AND PREPAID EXPENSES
	December 31,
	2021	2020

Prepaid expenses and other current assets	429	413
Government authorities	17	19
Other	133	50
Total	579	482

NOTE 5 -	PROPERTY AND EQUIPMENT, NET

	Computers and peripheral equipment	Office furniture and equipment	Leasehold improvements	Total
Cost
Balance as at January 1, 2020	156	52	55	263
Additions	16	-	-	16
Disposals	(2)	-	-	(2)
Translation adjustments	12	6	5	23
Balance as at December 31, 2020	182	58	60	300

Balance as at January 1, 2021	182	58	60	300
Additions	23	-	-	23
Translation adjustments	7	2	2	11
Balance as at December 31, 2021	212	60	62	334

Accumulated Depreciation
Balance as at January 1, 2020	112	8	2	122
Additions	26	5	9	40
Disposals	(2)	-	-	(2)
Translation adjustments	10	1	1	12
Balance as at December 31, 2020	146	14	12	172

Balance as at January 1, 2021	146	14	12	172
Additions	27	5	10	42
Translation adjustments	6	1	1	8
Balance as at December 31, 2021	179	20	23	222

Carrying amounts
As at December 31, 2020	36	44	48	128
As at December 31, 2021	33	40	39	112

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 6 -	LEASES

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

These leases generally have terms which range from 1 year to 6 years, and often include one or more options to renew. These renewal terms can extend the lease term from 1 year to 6 years, and are included in the lease term when it is reasonably certain that the Company will exercise the option. These operating leases are included in “Right of use asset” on the Company’s December 31, 2021 consolidated balance sheets, and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligations to make lease payments are included in the current liabilities as “Operating lease liability” and in the non-current liabilities as “Operating lease liability - long term” on the Company’s December 31, 2021 consolidated balance sheets. As of December 31, 2021, right-of-use of asset was $776. operating lease liabilities were $138 and non current Operating lease liabilities were $473. Right-of-use asset includes the capitalization of improvements (net of amortization) amounting to $164.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

The interest rate used to discount future lease payment was 8.69%.

Maturities of lease liabilities as of December 31, 2021 were as follows:

Year Ending:
2022	$180
2023	$191
2024	$191
2025	$127
Thereafter	$689
Less imputed interest:	$(78)
Total lease liabilities	$611

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 7 -	RELATED PARTY TRANSACTIONS

A. Balances with related parties:

The following related party payables are included in trade payables and accounts payable.

	December 31,
	2021	2020
Officers (*)	43	38
Directors	20	11
	63	49

(*)	The amount includes the net salary payable.

B. Related parties benefits:

	Year ended December 31,
	2021	2020
Salaries and related expenses	852	788
Share based payments	73	467
Directors	58	48
	983	1,303

NOTE 8 -	FINANCIAL INSTRUMENTS

The following tables presents the Company’s significant assets and liabilities that are measured at fair value on recurring basis and their classification within the fair value hierarchy:

	December 31, 2021
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial assets
Investment in marketable securities	-	108	-

	December 31, 2021
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial liabilities
Warrants and derivative	-	2	-

	December 31, 2020
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial assets
Investment in marketable securities	-	59	-

	December 31, 2020
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial liabilities
Warrants derivative	-	1	-

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 8 -	FINANCIAL INSTRUMENTS (Cont.)

The carrying amounts of cash and cash equivalents, restricted cash, short term restricted deposit, accounts receivable, other receivables and prepaid expenses, trade payable and accounts payable approximate their fair value due to the short-term maturities of such instruments.

At December 31, 2021, the recognized gain and fair value (based on quoted market prices with a discount due to security- restrictions on iMine shares) of the marketable securities were $49 and $108, respectively (at December 31, 2020 33 and $59, respectively).

NOTE 9 -	TAXES ON INCOME

a.	On December 31, 2021, the Company had U.S. federal net operating loss carryforwards of approximately $26,000 available to reduce future taxable income. Utilization of the U.S. net operating losses may be subject to substantial limitations due to the change of ownership provisions of the Internal Revenue Code of 1986.

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

b.	Foreign tax:

1.	Tax rates:

Presented hereunder are the tax rates relevant to the Company’s Israeli subsidiaries:

2021 - 23%
2020 - 23%
2.	The Company’s Israeli subsidiaries have estimated total available carryforward operating tax losses for Israeli income tax purposes of approximately $64,000 as of December 31, 2021. Of these losses, a total of $47,500 are owned by Topspin Medical (Israel) Ltd. Topspin tax losses may be offset only by future income with respect to the same operational activity by which it was incurred for an indefinite period of time. The other losses are owned by My Size Israel 2014 Ltd and may be carryforward to offset against future income for an indefinite period of time.

3.	Topspin Medical (Israel) Ltd. and My Size (Israel) 2014 Ltd. has final tax assessments through 2015.

c.	U.S. and foreign components of loss from continuing operations, before income taxes consisted of:

	December 31,
	2021	2020
U.S	(3,802)	(2,334)
Non-U.S. (foreign)	(6,718)	(3,823)
	(10,520)	(6,157)

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 9 -	TAXES ON INCOME (Cont.)

d.	Deferred taxes:

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2021	2020
Deferred tax assets:

Operating loss carryforwards	20,238	18,177
Warrants and options	126	98
Marketable securities	377	367
Other temporary differences	341	326

Deferred tax assets before valuation allowance	21,082	18,968
Valuation allowance	(21,082)	(18,968)

Net deferred tax asset	-	-

The following table presents a reconciliation of the beginning and ending valuation allowance:

	December 31,
	2021	2020
Balance at beginning of the year	18,968	17,210
Additions in valuation allowance to the income statement	1,625	991
Additions in valuation allowance due to exchange rate differences	489	767
Balance at end of the year	21,082	18,968

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized.

The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are utilized. Based on consideration of these factors, the Company recorded a full valuation allowance at December 31, 2021 and 2020.

e.	Theoretical tax

The following presents the adjustment between the theoretical tax amount and the tax amount included in the financial statements:

	December 31,
	2021	2020

Loss before income taxes	10,520	6,157
Statutory tax rate	21%	21%
Computed “expected” tax income	2,209	1,293
Foreign tax rate differences and exchange rate differences	131	65
Nondeductible expenses	(715)	(367)
Change in valuation allowance	(1,625)	(991)
Taxes on income	-	-

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 10 -	SHAREHOLDERS’ EQUITY

a.	Common stock confers upon their holders the right to receive notice to participate and vote in general meetings of the Company, and the right to receive dividends if declared.

b.	On January 8, 2021, the Company conducted a public offering of its securities pursuant to which it issued 1,569,179 shares of its common stock for gross proceeds of $2,008. The net proceeds to the Company from the offering were approximately $1,700, after deducting placement agent’s fees and other estimated offering expenses payable by the Company.

c.	During 2021, a holders of warrants exercised warrants to purchase 3,377,710 ordinary shares of the Company in exchange for $3,709.

d.	On March 25, 2021, the Company conducted a public offering of its shares of common stock pursuant to which it issued 2,618,532 shares of its common stock for gross proceeds of $3,300. The net proceeds to the Company from the offering were approximately $2,872, after deducting placement agent’s fees and other estimated offering expenses payable by the Company.

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

e.	On May 26, 2021, the Company issued 2,500,000 shares of common stock to Ms. Zigdon in consideration of the Waiver. See note 1(b) above.

f.	On October 28, 2021, the Company sold in a registered direct offering 2,514,800 shares of its common stock and, in a concurrent private placement, an aggregate of 1,886,100 unregistered warrants to purchase shares of common stock, at an offering price of $1.352 per share and associated warrant. In addition, on the same day, the Company sold in a private placement 3,772,208 unregistered shares of common stock and unregistered warrants to purchase up to an aggregate of 2,829,156 shares of common stock at the same purchase price as in the registered direct offering. The warrants are immediately exercisable and will expire five years from issuance at an exercise price of $1.26 per share, subject to adjustment as set forth therein. The gross proceeds from the offerings were $8,500. The net proceeds to the Company from the offerings were approximately $7,560, after deducting placement agent’s fees and other estimated offering expenses payable by the Company. In connection with the offerings, the Company issued to the placement agent warrants to purchase 440,091 shares on substantially the same terms as the purchasers in the offerings at an exercise price of $1.69 per share and a term expiring on October 26, 2026.

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 10 -	SHAREHOLDERS’ EQUITY (Cont.)

g.	A summary of the warrant activity during the years ended December 31, 2021 and 2020 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years

Outstanding, December 31, 2019	144,277	4.1	3.06
Issued	5,363,870		-
Expired or exercised	(86,681)		-
Outstanding, December 31, 2020	5,421,466	1.47	4.26
Issued	5,155,347
Expired or exercised	(3,377,710)
Outstanding, December 31, 2021	7,199,103	1.24	4.35
Exercisable, December 31, 2021	7,199,103	1.24	4.35

NOTE 11 -	STOCK BASED COMPENSATION

The stock-based expense recognized in the financial statements for services received is related to Research and Development, Sales and Marketing and General and Administrative expenses as shown in the following table:

	Year ended December 31,
	2021	2020

Stock-based compensation expense - Research and development	95	206
Stock-based compensation expense - Sales and marketing	180	146
Stock-based compensation expense - General and administrative	98	293
	373	645

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 11 -	STOCK BASED COMPENSATION (Cont.)

Options issued to consultants

a.

In July 2019, the Company entered into a three-year agreement with a consultant (“Consultant14”) to provide services to the Company including assisting the Company to promote, market and sell the Company’s technology to potential customers. Pursuant to such agreement and in partial consideration for such consulting services, the Company agreed to issue to Consultant14 options to purchase up to 2,667 shares of the Company’s common stock upon execution of the agreement. The options are exercisable at $15.00 per share and shall vest in 3 equal instalments every twelve months starting July 2019. Unexercised options shall expire 4 years from the effective date.

In addition, the Company agreed to issue to Consultant14 options to purchase up to 22,233 shares of the Company’s common stock upon execution of the agreement. The options are exercisable at $1.08 per share and shall vest in 4 equal instalments every six months starting September 2020. Unexercised options shall expire 5 years from the effective date.

During 2021 and 2020, an amount of $14 and $8 respectively, were recorded by the Company as stock-based equity awards with respect to Consultant14.

b.	In April 2020, the Company entered into a twelve month agreement with a consultant (“Consultant16”) to provide services to the Company including assisting the Company to promote, market and sell the Company’s technology to potential customers. Pursuant to said agreement and in partial consideration for such consulting services, the Company agreed to issue to Consultant16 options to purchase up to 6,000 shares of the Company’s common stock upon execution of the agreement. The options are exercisable at $2.00 per share and shall vest in 4 equal instalments every three months starting May 2020. Unexercised options shall expire 18 month from the effective date.

During 2021 and 2020, an amount of $1 and $1 respectively, were recorded by the Company as stock-based equity awards with respect to Consultant16.

c.	In October 2020, the Company entered into a twelve month agreement with a consultant (“Consultant17”) to provide services to the Company including assisting the Company to promote, market and sell the Company’s technology to potential customers. Pursuant to said agreement and in partial consideration for such consulting services, the Company agreed to issue to Consultant17 options to purchase up to 15,000 shares of the Company’s common stock upon execution of the agreement. The options are exercisable at $1.10 per share and shall vest in 3 equal instalments every twelve months starting October 2021. Unexercised options shall expire 4 years from the effective date.

During 2021 and 2020, an amount of $8 and $3 respectively, were recorded by the Company as stock-based equity awards with respect to Consultant17.

d.	In May 2021, the Company entered into a consulting agreement with a consultant (“Consultant18”) pursuant to which the Company agreed upon the three-month anniversary of the agreement to issue to consultant18 a (i) a warrant to purchase up to 50,000 shares of the Company’s common stock exercisable at $1.50 per share and expiring on December 31, 2022, and (ii) a warrant to purchase up to 50,000 shares of the Company’s common stock exercisable at $2.00 per share and expiring on December 31, 2022.

During 2021, an amount of $64, was recorded by the Company as stock-based equity awards with respect to Consultant18.

e.	In June 2021, the Company entered into a consulting agreement with a consultant (“Consultant19”) pursuant to which the Company agreed to issue to the consultant a warrant to purchase up to 50,000 shares of the Company’s common stock exercisable at $1.50 per share and expiring on December 31, 2022.

During 2021, an amount of $34, was recorded by the Company as stock-based equity awards with respect to Consultant19.

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 11 -	STOCK BASED COMPENSATION (Cont.)

The Company’s outstanding options granted to consultants as of December 31, 2021 are as follows:

Issuance date	Options for Common stock	Weighted Average exercise price per share		Options exercisable	Expiration date

April 2012	3,068	NIS	2.25	3,068	April 2022
February 2018	367	USD	21.15	367	May 2021- February 2023
August 2018-December 2018	13,335	USD	14.1	6,668	August 2023 - December 2023
July 2020	2,667	USD	15	1,778	April 2021- July 2023
June 2020	7,500	USD	1.3	7,500	March 2022
September-October 2020	37,233	USD	1.09	21,675	October 2024- September 2025
May-June 2021	150,000	USD	1.67	150,000	December 31 2022

Total	214,170			191,056

The Company uses the Black Scholes model to measure the fair value of the stock options with the assistance of a third party valuation.

The fair value of the Company’s stock options granted to non-employees was calculated using the following weighted average assumptions:

	2021	2020
	Grants	Grants

Dividend yield	0%	0%
Expected volatility	125.15%	101.65%-106.74%
Risk-free interest	0.16%	0.17%-0.3%
Contractual term of up to (years)	1.52	1.5-4

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 11 -	STOCK BASED COMPENSATION (Cont.)

Stock Option Plan for employees

In March 2017, the Company adopted a stock option plan (the “Plan”) pursuant to which the Company’s Board of Directors may grant stock options to officers and key employees. The total number of options which may be granted to directors, officers, employees under this plan, is limited to 5,770,000 options. Stock options can be granted with an exercise price equal to or less than the stock’s fair market value at the date of grant.

The fair value of each option award is estimated on the date of grant using the Binomial option-pricing model that used the weighted average assumptions in the following table. The risk free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	2021 Grants	2020 Grants
Dividend yield	0%	0%
Expected volatility	98.47%	95.06%
Risk-free interest	0.96%	0.338%
expected life	2-2.27	2-4.8

In the years ended December 31, 2021 and 2020, 97,500 and 861,999 options, respectively, were granted.

On May 25, 2020, the compensation committee of the Board of Directors of the Company reduced the exercise price of outstanding options of employees and directors of the Company for the purchase of an aggregate of 140,237 shares of common stock of the Company (with exercise prices ranging between $18.15 and $9.15) to $1.04 per share, which was the closing price for the Company’s common stock on May 22, 2020, and extended the term of the foregoing options for an additional one year from the original date of expiration. The incremental compensation cost resulting from the repricing was $53 and the expenses during the years ended December 31, 2021 and 2020 was $1 and $50 respectively.

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

On December 30, 2021, our stockholders approved an increase in the shares available for issuance under the 2017 Equity Incentive Plan from 1,450,000 shares to 5,770,000 shares.

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 11 -	STOCK BASED COMPENSATION (Cont.)

The total stock option compensation expense in the year ended December 31, 2021 amounted to $252 as follows: Research and development expenses amounted to $94, sales and marketing expenses amounted to $97 and general and administrative expenses amounted to $61.

The total stock option compensation expense in the year ended December 31, 2020 amounted to $560 as follows: research and development expenses amounted to $190, sales and marketing expenses amounted to $117 and general and administrative expenses amounted to $253.

As of December 31, 2021, there was a total of $62 unrecognized compensation cost relating to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 0.65 years.

Share option activity during 2021 is as follows:

	2021
	Number of options	Weighted average exercise price US$
Outstanding at January 1	977,346	$1.04
Granted	97,500	1.28
Exercised	(18,778)
Expired	(162,520)
Outstanding at year end	893,548	1.06
Vested at year end	676,572	1.04

Share option activity during 2020 is as follows:

	2020
	Number of options	Weighted average Exercise price US$
Outstanding at January 1	163,904	$13.87
Granted	861,999	1.04
Exercised	-
Expired	(48,557)
Outstanding at year end	977,346	1.04
Vested at year end	398,410	1.04

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 12 -	CONTINGENCIES AND COMMITMENTS

a.

On August 7, 2018, the Company commenced an action against North Empire LLC (“North Empire”) in the Supreme Court of the State of New York, County of New York for breach of a Securities Purchase Agreement (the “Agreement”) in which it is seeking damages in an amount to be determined at trial, but in no event less than $616,000. On August 2, 2018, North Empire filed a Summons with Notice against the Company, also in the same Court, in which they allege damages in an amount of $11.4 million arising from an alleged breach of the Agreement. On September 6, 2018 North Empire filed a Notice of Discontinuance of the action it had filed on August 2, 2018. On September 27, 2018, North Empire filed an answer and asserted counterclaims in the action commenced by the Company against them, alleging that the Company failed to deliver stock certificates to North Empire causing damage to North Empire in the amount of $10,958,589. North Empire also filed a third-party complaint against the Company’s CEO and now former Chairman of the Board asserting similar claims against them in their individual capacities. On October 17, 2018, the Company filed a reply to North Empire’s counterclaims. On November 15, 2018, the Company’s CEO and now former Chairman of the Board filed a motion to dismiss North Empire’s third-party complaint. On January 6, 2020, the Court granted the motion and dismissed the third-party complaint. Discovery has been completed and both parties have filed motions for summary judgment in connection with the claims and counterclaims. On December 30, 2021, the Court denied both My Size and North Empire’s motions for summary judgment, arguing there were factual issues to be determined at trial. On January 26, 2022, the Company filed a notice of appeal of the summary judgment decision. The appeal must be fully perfected and filed by July 26, 2022. On February 3, 2022, the Company filed a motion to reargue the Court’s decision denying the Company’s motion for summary judgment. North Empire will file its opposition papers on or before March 31, 2022, and the Company will file reply papers on April 29, 2022. The return date on the motion to reargue is scheduled for May 2, 2022.

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

On October 19, 2021, the Company commenced an action in the United States District Court for the Southern District of New York against Custodian, Activist Investing LLC, Milton C. Ault III, Ault Alpha LP, Ault Alpha GP LLC, Ault Capital Management LLC, Ault & Company Inc., David Aboudi, Patrick Loney and David Nathan, pursuant to Sections 13(d) and 14(a) of the Securities Exchange Act of 1934, and certain rules promulgated thereunder (the “SDNY Action”). The complaint sought, among other things, declaratory and injunctive relief related to defendants’ efforts to nominate a slate of directors for election at our next annual meeting. The complaint alleged that the defendants formed an undisclosed “group” for purposes of Section 13(d) and has misrepresented its true purpose in purchasing My Size, Inc. stock in filings made with the SEC. In addition, the complaint alleged that the defendants engaged in an unlawful solicitation of investors in violation of the Exchange Act proxy rules in connection with their efforts to elect a slate of directors to the Company’s Board of Directors. On October 20, 2021, the Court signed an order granting a hearing on an anticipated motion for a preliminary injunction and expedited scheduling and discovery in aid thereof, and scheduled that hearing for December 2, 2021.

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

On December 9, 2021, the Company subsequently entered into a Settlement Agreement (the “Ault Settlement Agreement”), with Milton C. Ault III, Ault Alpha LP, Ault Alpha GP LLC, Ault Capital Management LLC, Ault & Company Inc., collectively the Ault Parties, which we agreed to withdraw the SDNY Action against the Ault Parties and the Ault Parties agreed to withdraw the counterclaim that they asserted in that action against the Company. In addition, pursuant to the Settlement Agreement, the Company paid $70 to the Ault Parties in consideration for the releases and other good and valuable consideration as set forth in the Ault Settlement Agreement.

c.

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

The first court preliminary hearing was held on March 1, 2022.

Following the first preliminary hearing and the Court’s comments and recommendation, the Plaintiffs filed a motion to strike out the claim without prejudice.

On March 8, 2022 the Court ordered dismissal without prejudice of the claim.

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 13 -	SALES AND MARKETING

	Year ended
	December 31,
	2021	2020

Salaries	574	549
Consultants and subcontractors	1,086	823
Marketing	283	450
Share based payments for consultants and employees	180	163
Travel	42	23
Other	171	188

	2,336	2,196

NOTE 14 -	GENERAL AND ADMINISTRATIVE EXPENSES

	Year ended
	December 31,
	2021	2020
Salaries	461	443
Professional services	1,832	627
Share based payments for consultants, directors and employees	98	276
Rent, office expenses and communication	372	323
Insurance	627	507
Settlement fees (*)	345	-
Travel	-	6
Directors	59	48
Other	330	337

	4,124	2,567

(*)	See note 12(b)

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 15 -	FINANCIAL INCOME (EXPENSE), NET

	Year ended
A. Financial income	December 31,
	2021	2020

Revaluation of derivative	7	-
Revaluation investment in marketable securities	49	33
Other	10	28

	66	61

	Year ended
B. Financial expense	December 31,
	2021	2020

Exchange rate differences	-	65
Other	9	7

	9	72

NOTE 16 -	EVENTS SUBSEQUENT TO THE BALANCE SHEET DATE

a.

On February 7, 2022, the Company entered into Share Purchase Agreement (the “Agreement”), with Amar Guy Shalom and Elad Bretfeld (the “Sellers”), pursuant to which the Sellers agreed to sell to the Company all of the issued and outstanding equity of Orgad International Marketing Ltd., a company incorporated under the laws of the State of Israel (“Orgad”). The Sellers are the sole title and beneficial owners of 100% of the shares of Orgad. In consideration of the shares of Orgad, the Sellers are entitled to receive (i) up to $1,000,000 in cash (the “Cash Consideration”), (ii) an aggregate of 2,790,049 shares (the “Equity Consideration”) of the Company’s common stock, and (iii) earn-out payments of 10% of the operating profit of Orgad for the years 2022 and 2023. The transaction closed on the same day.

The Cash Consideration is payable to the Sellers in three installments, according to the following payment schedule: (i) $300,000 at closing, (ii) $350,000 payable on the two-year anniversary of the closing, and (iii) $350,000 payable on the three-year anniversary of the closing; provided that in the case of the second and third installments certain revenue targets are met and subject further to certain downward post-closing adjustment.

The Equity Consideration is payable to the Sellers according to the following payment schedule: (i) 50% at closing, and (ii) the remaining 50% will be issued in eight equal quarterly installments until the lapse of two years from closing, subject to certain downward post-closing adjustment.

The payment of the second and third cash installments, the equity installments and the earn out are further subject in each case to the Sellers being actively engaged with Orgad at the date such payment is due (except if Seller resigns due to reasons relating to material reduction of salary or adverse change in his position with Orgad or its affiliates).

The Agreement contains customary representations, warranties and indemnification provisions. In addition, the Sellers will be subject to non-competition and non-solicitation provisions pursuant to which they agree not to engage in competitive activities with respect to the Company’s business.

In connection with the Agreement, each of the Sellers entered into employment agreements with Orgad and six-month lock-up agreements with the Company.

The required information for purchase price allocation in accordance with the FASB ASC Topic 805 is not presented because the initial accounting for the business combination is incomplete as of the date of these financial statements due to the short period since acquisition and since the acquiree accounting records were not finalized.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting and financial disclosure of a type described in Item 304 (a)(1)(iv) or any reportable event as described in Item 304 (a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2021. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this Annual Report on Form 10-K, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Exchange Act, as amended, is recorded, processed, summarized and reported within the required time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment under those criteria, management has determined that, as of December 31, 2021, our internal control over financial reporting was effective.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and positions of our executive officers and directors.

NAME	Age	POSITION
Ronen Luzon	51	Chief Executive Officer and Director
Or Kles	39	Chief Financial Officer
Billy Pardo	46	Chief Operating Officer
Ilia Turchinsky	34	Chief Technology Officer
Ezequiel Javier Brandwain	52	Chief Commercial Officer
Oron Branitzky (1)(2)(3)	63	Director
Oren Elmaliah (1)(2)(3)	38	Director
Arik Kaufman (1)(2)(3)	41	Director
Guy Zimmerman	54	Director

(1)	Member of our audit committee

(2)	Member of our nominating and corporate governance committee

(3)	Member of our compensation committee

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

Ezequiel Javier Brandwain has served as our Chief Commercial Officer since February 2022. Mr. Brandwain brings more than two decades of global experience in retail and the fashion industry, mainly in business development, operations, and international markets. Before joining the Company, Mr. Brandwain held positions of increasing responsibility at several companies, including between June 2017 and November 2020, at 7 For All Mankind International, where he served as Director, Latin America and Caribbean, managing business development and operations across Latin America and the Caribbean. Before that, between May 2016 and June 2017, Mr. Brandwain served as Chief Business Development Officer at Replay – Fashion Box SPA, where he oversaw business development and operations, expansion and control in the Americas, the Caribbean, and North-East Asia. Prior this role, between September 2015 and May 2016, he served as the Replay’s Managing Director in Latin America and the Caribbean, leading the company’s international expansion in these regions. Prior to that, between April 2015 and September 2015, Mr. Brandwain served as Managing Director, Latin America and Caribbean at Authentic Brands Group LLC, where he led that company’s operations, business developments and international expansion within these regions, and served as the direct liaison with the company’s headquarters in New York. Prior to that, between April 2015 and September 2015, Mr. Brandwain served as Chief Operating Officer, Latin America and Caribbean at Flemingo International Ltd., overseeing operations, as well as projected operations in the travel retail field across these regions. Prior to that, between December 2010 and February 2014, Mr. Brandwain served as Regional Director, Southern Hemisphere at Calvin Klein, where he was responsible for defining and implementing the operational and commercial strategy for Southern Hemisphere, as well as overseeing the retail, travel retail, concession, and wholesale businesses of the company. During his tenure at Calvin Klein, Mr. Brandwain also served as Travel Retail Director, Latin America, where he built the travel retail business and developed operations. Prior to that, between July 2010 and November 2010, Mr. Brandwain served as Business Director, Latin America and Caribbean at Givenchy Latin America, and between January 2010 and June 2010 he served as Commercial Director, Latin America and Caribbean at Nautica Latin America. During December 2004 and December 2009, Mr. Brandwain served as Vice President, International Business Development at Report Collection/Modextil, Inc., where he was in charge of business and operational expansion, global growth, and brand extensions. Prior to that, between 2003 and October 2004, Mr. Brandwain served as General Manager at Andrew Koenig International, Inc. Between September 2019 and November 2020, Mr. Brandwain served as a member of the Board of Directors of 7 For All Mankind Brazil Importacao, Comercio E Distribuicao S.A. Mr. Brandwain earned a Bachelor degree in architecture from the University of the Republic (Uruguay).

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

Arik Kaufman has served as a member of our Board of Directors since June 2017. Mr. Kaufman is an attorney specializing in the fields of commercial law, corporate law and capital markets and since 2016 runs his own law office in Israel. He has vast experience in the fields of financial reporting and financial regulation. Since January 2022, Mr. Kaufman serves as Chief Executive Officer of MeaTech 3D Ltd. He is a founding partner of the BlueSoundWaves collective led by Ashton Kutcher, Guy Oseary and Effie Epstein. Since September 2017, Mr. Kaufman serves as VP Business Development of Mor Research Applications and since November 2016 he has served as General Legal Counsel of Mor Research Applications. From December 2008 until March 2016, Mr. Kaufman was an attorney at Victor Tshuva and Co. Mr. Kaufman interned at Baratz, Horn and Co. Previously, Mr. Kaufman served as Call Center Shift Manager/Oracle CRM Implementation Team at Comverse Technology, Inc. Since July 2021, Mr. Kaufman has served as a director of Wilk Technologies Ltd, since February 2018, Mr. Kaufman has served as a director of Ophectra Real Estate & Investments Ltd and, since January 2018, Mr. Kaufman has served as an external director of TechnoPlus Ventures. In addition, since May 2016 he serves as a director of BGI Investments 1961 Ltd. Mr. Kaufman holds an LLB in Law from the Interdisciplinary Center, Herzliya, and is admitted to the Israeli Bar. We believe that Mr. Kaufman is qualified to serve as a member of our Board of Directors based upon his experience of assisting with the completion of numerous venture capital financings, mergers, acquisitions, and strategic relationships. In addition, he has served as a member of the Board of various publicly traded companies, including companies that operate in the same industry as us.

Guy Zimmerman has served as a member of our Board of Directors since August 2021. Previously, Mr. Zimmerman served as Founder and CEO of ManuFuture, an online b2b engineering market place, since February 2021. Prior to that from 2017 to 2021, Mr. Zimmerman acted as a consultant to several technology start-ups and was a founding partner of a business travel online platform. From 2013 to 2017, Mr. Zimmerman served as EVP of Marketing and Business Development of Kornit Digital and was part of the IPO leadership. Prior to that, Mr. Zimmerman served as VP of Global Sales and Business Development at Tefron Ltd., a provider of seamless garment technology, where he led the $100m sales and sales support organization serving global retail and fashion brands. Prior to that he served as Vice President of Strategy and Business Development at Tnuva Group, Israel’s largest food manufacturer and spent eight years at McKinsey & Company. Mr. Zimmerman previously led a software startup in the field of operational healthcare management systems. Mr. Zimmerman holds a B.Sc. in Industrial Engineering from Tel Aviv University in Israel. We believe that Mr. Zimmerman is qualified to serve as a member of our Board of Directors because of his experience in business development in the technology and retail sectors.

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

On January 6, 2022, we filed with the Secretary of State of Delaware a Certificate of Amendment to our Amended and Restated Certificate of Incorporation providing for a classified Board. Following filing of the Certificate of Amendment, members of our Board are now classified into three classes with staggered three-year terms (with the exception of the expiration of the initial Class I and Class II directors), as follows:

●	Class I, comprised of two directors, initially Arik Kaufman and Oren Elmaliah (with their initial terms expiring at our 2022 annual meeting of stockholders and members of such class serving successive three-year terms);

●	Class II, comprised of two directors, initially Oron Branitzky and Guy Zimmerman (with their initial terms expiring at our 2023 annual meeting of stockholders and members of such class serving successive three-year terms); and

●	Class III, comprised of one director, initially Ronen Luzon (with his initial term expiring at our 2024 annual meeting of stockholders and members of such class serving successive three-year terms).

To preserve the classified Board structure, a director elected by the Board of Directors to fill a vacancy holds office until the next election of the class for which such director has been chosen, and until that director’s successor has been elected and qualified or until his or her earlier death, resignation, retirement or removal.

Our Board of Directors has reviewed the materiality of any relationship that each of our directors has with us, either directly or indirectly. Based upon this review, we believe that Arik Kaufman, Oren Elmaliach, Oron Branitzky and Guy Zimmerman qualify as independent directors in accordance with the standards set by the Nasdaq and Rule 10A-3 promulgated under the Exchange Act.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, a Form 3 filed by Shoshana Zigdon was filed late.

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

Change in Procedures for Recommending Directors

There have been no material changes to the procedures by which our stockholders may recommend nominees to our Board of Directors from those procedures set forth in our Proxy Statement for our 2021 Annual Meeting of Stockholders, filed with the SEC on June 15, 2021.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following sets forth the compensation paid by us to our named executive officers, during the years ended December 31, 2021 and December 31, 2020.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards ($) (2)	All Other Compensation ($)	Total ($)
Ronen Luzon	2021	194,000	5,000	-	23,000	97,000	319,000
Chief Executive Officer	2020	174,000	-	-	150,000	99,000	423,000

Or Kles	2021	123,000	8,000	-	30,000	61,000	222,000
Chief Financial Officer	2020	105,000	-	-	97,000	57,000	259,000

Billy Pardo	2021	162,000	7,000	-	18,000	74,000	261,000
Chief Operating Officer	2020	140,000	-	-	102,000	68,000	310,000

(1)	Salary for the years 2021 and 2020 are based on average US$/NIS representative exchange rates of NIS 3.11 and NIS 3.215 respectively.

(2)	Amounts in this column represent the grant date fair value of options granted to the named executive officers during 2021 and 2020, computed in accordance with FASB ASC Topic 718. These amounts do not necessarily correspond to the actual value that may be realized by the named executive officers. The assumptions made in valuing the options reported in this column are discussed in Note 11 to our financial statements for the year ended December 31, 2021.

All Other Compensation Table

The “All Other Compensation” amounts set forth in the Summary Compensation Table above consist of the following:

Name	Year	Automobile- Related Expenses ($)	Manager’s Insurance* ($)	Education Fund* ($)	Other social benefits** ($)	Total ($)
Ronen Luzon	2021	33,000	33,000	15,000	16,000	97,000
	2020	31,000	32,000	13,000	23,000	99,000

Or Kles	2021	14,000	19,000	9,000	19,000	61,000
	2020	14,000	16,000	8,000	19,000	57,000

Billy Pardo	2021	17,000	24,000	12,000	21,000	74,000
	2020	16,000	21,000	10,000	21,000	68,000

*	Manager’s insurance and education funds are customary benefits provided to employees based in Israel. Manager’s insurance is a combination of severance savings (in accordance with Israeli law), defined contribution tax-qualified pension savings and disability insurance premiums. An education fund is a savings fund of pre-tax contributions to be used after a specified period of time for educational or other permitted purposes.

**	Other social benefits for 2021 and 2020 for all named individuals includes tax payments in respect of social benefits.

Agreements with Named Executive Officers

Ronen Luzon

On November 18, 2018, My Size Israel, our wholly owned subsidiary, entered into an employment agreement with Ronen Luzon, or the Luzon Employment Agreement, pursuant to which Mr. Luzon will serve as our Chief Executive Officer. Pursuant to the terms of the Luzon Employment Agreement, Mr. Luzon shall receive NIS 50,000 per month as his base salary and shall be eligible to receive such bonus as determined by us. In addition, Mr. Luzon shall be entitled social benefits and to other benefits, including, but not limited to, contributions towards an education fund, pension scheme, manager’s insurance, insurance coverage, including insurance in case of disability, annual vacation days, sick leave and expense reimbursement. Pursuant to the terms of the Luzon Employment Agreement and subject to certain conditions, payments made by the Company to the pension fund or manager’s insurance fund shall be made in lieu of severance payments due to Mr. Luzon. The term of the Luzon Employment Agreement shall be effective as of September 1, 2018 and shall continue until such time either party provides written notice to the other party at least 75 days in advance of the termination of such agreement. We may also terminate Mr. Luzon’s employment without prior written notice (or payment in lieu of such notice) for Cause (as defined in the Luzon Employment Agreement).

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

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding options held by each of our named executive officers that were outstanding as of December 31, 2021.

	Option Awards						Stock Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price		Option Expiration Date	Equity incentive plan awards: Number of Unearned Shares that Have Not Vested	Equity incentive plan awards: Market Value of Unearned Shares, That Have Not Vested
Ronen Luzon - Chief Executive Officer	10,000	(1)	-	$1.04	(8)	7/24/2023	-	-
	28,889	(2)	11,111	$1.04	(8)	5/29/2025	-	-
	160,000	(3)	120,000	$1.04		8/10/2025	-	-
Or Kles – Chief Financial Officer	5,667	(4)	-	$1.04	(8)	7/24/2023	-	-
	7,333	(5)	6,667	$1.04	(8)	5/29/2025	-	-
	130,000	(6)	97,500	$1.04		8/10/2025	-	-
Billy Pardo- Chief Operating Officer	10,000	(1)	-	$1.04	(8)	7/24/2023	-	-
	16,667	(7)	5,667	$1.04	(8)	5/29/2025	-	-
	130,000	(6)	97,500	$1.04		8/10/2025	-	-

(1)	The option has a grant date of July 24, 2017 and vested in full on January 24, 2018.

(2)	The option has a grant date of May 29, 2019. 6,667 options vested immediately upon grant, 11,111 options vested on January 24, 2019, 11,111 options vested on January 24, 2020 and 11,111 options vested on January 24, 2021.

(3)	The option has a grant date of October 8, 2020, 40,000 options vested on November 26, 2020, 40,000 options will vest on May 26, 2021, 40,000 options will vest on November 26, 2021, and 40,000 options will vest on May 26, 2022.

(4)	The option has a grant date of July 24, 2017. 1,889 options vested immediately upon grant, 1,889 options vested on May 1, 2018 and 1,889 options vested on May 1, 2019.

(5)	The option has a grant date of May 29, 2019. 4,000 options vested immediately upon grant, 3,333 options vested on May 1, 2020, 3,333 options will vest on May 21, 2021 and 3,334 options will vest on May 1, 2022.

(6)	The option has a grant date of October 8, 2020, 37,500 options vested on November 26, 2020, 37,500 options will vest on May 26, 2021, 37,500 options will vest on November 26, 2021, and 37,500 options will vest on May 26, 2022.

(7)	The option has a grant date of May 29, 2019. 5,334 options vested immediately upon grant, 5,666 options vested on January 24, 2019, 5,667 options vested on January 24, 2020 and 5,667 options will vest on January 24, 2021.

(8)	On May 25, 2020, the compensation committee of the Board of Directors of the Company reduced the exercise price of outstanding options of employees and directors of the Company for the purchase of an aggregate of 140,237 shares of common stock of the Company (with exercise prices ranging between $18.15 and $9.15) to $1.04 per share, which was the closing price for the Company’s common stock on May 22, 2020, and extended the term of the foregoing options for an additional one year from the original date of expiration.

Director Compensation

The following table sets forth compensation information for our non-employee directors for the year ended December 31, 2021.

Name	Fees earned or paid in cash ($)(1)	Option awards ($)(1)(2)	Total ($)
Oren Elmaliah	18,000	0	18,000
Oron Barnitzky	18,000	0	18,000
Arik Kaufman	17,000	0	17,000
Guy Zimmerman	6,000	0	6,000

(1)	Fees for the year 2021 are based on average US$/NIS representative exchange rates of NIS 3.11.

(2)	Amounts in this column represent the grant date fair value of options granted to the non-employee directors during 2021 computed in accordance with FASB ASC Topic 718. These amounts do not necessarily correspond to the actual value that may be realized by the non-employee directors. The assumptions made in valuing the options reported in this column are discussed in Note 11 to our financial statements for the year ended December 31, 2021.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Holders and Management

The following table sets forth certain information regarding beneficial ownership of shares of our common stock as of March 14, 2022 by (i) each person known to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group. Except as otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable.

Beneficial Owner(1)	Shares of Common Stock Beneficially Owned		Percentage(2)
Executive officers and directors:
Ronen Luzon	400,119	(3)	1.6%
Or Kles	117,167	(4)	*
Billy Pardo	400,119	(5)	1.6%
Ezequiel Javier Brandwain	-		-
Ilia Turchinsky	44,921	(6)	*
Arik Kaufman	32,334	(7)	*
Oren Elmaliah	32,334	(8)	*
Oron Branitzky	32,334	(9)	*
Guy Zimmerman	-		-
All Executive Officers and Directors as a Group (9 persons)	659,209		2.6%

*	Less than 1%

(1)	The address of each person is c/o My Size, Inc., 4 HaYarden St., POB 1026, Airport City, Israel 7010000 unless otherwise indicated herein.

(2)	The calculation in this column is based upon 25,377,528 shares of common stock outstanding on March 14, 2022. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the subject securities. Shares of common stock that are currently exercisable or exercisable within 60 days of March 14, 2022 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage beneficial ownership of such person, but are not treated as outstanding for the purpose of computing the percentage beneficial ownership of any other person.

(3)	Consists of (i) 117,064 shares of common stock, (ii) options to purchase up to 158,890 shares of our common stock, and (iii) options to purchase up to 124,165 shares of our common stock which are held by Billy Pardo, Ronen Luzon’s spouse. Mr. Luzon may be deemed to beneficially hold the securities of us held by Ms. Pardo.

(4)	Consists of an option to purchase 117,167 shares of our common stock.

(5)	Consists of (i) options to purchase up to 124,165 shares of the Company’s common stock, (ii) 117,064 shares of common stock which are held by Ronen Luzon, Billy Pardo’s spouse, and (iii) options to purchase up to 158,890 shares of our common stock which are held by Ronen Luzon, Billy Pardo’s spouse. Ms. Pardo may be deemed to beneficially hold the securities of the Company held by Mr. Luzon.

(6)	Consists of options to purchase up to 44,921 shares of our common stock.

(7)	Consists of options to purchase up to 32,334 shares of our common stock.

(8)	Consists of options to purchase up to 32,334 shares of our common stock.

(9)	Consists of options to purchase up to 32,334 shares of our common stock.

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

On December 30, 2021, our stockholders approved an increase in the shares available for issuance under the 2017 Equity Incentive Plan from 1,450,000 shares to 5,770,000 shares.

The following table summarizes information about our equity compensation plans and individual compensation arrangements as of December 31, 2021.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	947,150	1.25	5,273,961
Equity compensation plans not approved by security holders	160,568	1.57	-
Total	1,107,718	1.30	5,273,961

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than the compensation agreements and other arrangements described under “Item 11. Executive Compensation” and the transactions described below, since January 1, 2021, we did not participate in any transaction, and we are not currently participating in any proposed transaction, or series of transactions, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holders, or any member of the immediate family of the foregoing persons had, or will have, a direct or indirect material interest.

Employment Agreements

We have entered into written employment agreements with each of our executive officers. These agreements generally provide for notice periods of varying duration for termination of the agreement by us or by the relevant executive officer, during which time the executive officer will continue to receive base salary and benefits. We have also entered into customary non-competition, confidentiality of information and ownership of inventions arrangements with our executive officers. However, the enforceability of the noncompetition provisions may be limited under applicable law.

Options

Since our inception we have granted options to purchase our common stock to our officers and directors. Such option agreements may contain acceleration provisions upon certain merger, acquisition, or change of control transactions.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Somekh Chaikin, Tel Aviv, Israel (PCAOB ID 1057), a member of KPMG International, has served as our independent registered public accounting firm for 2021 and 2020. Following are KPMG International’s fees for professional services in each of the respective fiscal years:

Fee Category	2021	2020
Audit Fees	298,300	138,600
Tax Fees	29,300	49,200
Total Fees	327,600	187,800

Audit Fees: Audit Fees consist of fees billed for professional services performed by Somekh Chaikin for the audit of our annual financial statements, the review of interim consolidated financial statements, and related services that are normally provided in connection with registration statements, including the registration statement for S-1 and S-3.

Tax Fees: Tax Fees may consist of fees for professional services, including tax and VAT consulting and compliance performed by an independent registered public accounting provided during the period.

Pre-Approval Policies and Procedures

In accordance with the Sarbanes-Oxley Act of 2002, as amended, our audit committee charter requires the audit committee to pre-approve all audit and permitted non-audit services provided by our independent registered public accounting firm, including the review and approval in advance of our independent registered public accounting firm’s annual engagement letter and the proposed fees contained therein. The audit committee has the ability to delegate the authority to pre-approve non-audit services to one or more designated members of the audit committee. If such authority is delegated, such delegated members of the audit committee must report to the full audit committee at the next audit committee meeting all items pre-approved by such delegated members. In the fiscal years ended December 31, 2021 and December 31, 2020 all of the services performed by our independent registered public accounting firm were pre-approved by the audit committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

The financial statements required by this Item are included beginning at page F-1.

(b)	Exhibits

See Exhibit Index

ITEM 16. FORM 10-K SUMMARY

Not applicable

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of My Size, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Form on Form 8-K filed on March 23, 2017)

3.2	Amendment to Amended and Restated Certificate of Incorporation of My Size, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 20, 2018)

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of My Size, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 18, 2019)

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of My Size, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 7, 2022)

3.5	Amended and Restated By-Laws of My Size, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on March 4, 2016)

3.6	Second Amended and Restated By-Laws of My Size, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 24, 2018)

3.7	Amendment No. 1 to Second Amended and Restated By-Laws of My Size, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 7, 2022)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3/A filed on November 14, 2016)

4.2	Form of Warrant to Purchase Common Stock issued on December 22, 2017 (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A filed on December 18, 2017)

4.3	Form of Warrant to Purchase Common Stock issued on February 2, 2018 (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K filed on March 27, 2019)

4.4	Description of Securities Registered under Section 12 (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K filed on March 19, 2020)

4.5	Form of Warrant (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1, Amendment No. 1, filed with the SEC on May 5, 2020.)

4.6	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-1, Amendment No. 1, filed with the SEC on May 5, 2020)

10.1	My Size, Inc. 2017 Equity Incentive Plan (incorporated by reference as an exhibit to the Company’s Definitive Proxy Statement on Schedule DEF 14A filed on March 2, 2017)

10.2	My Size, Inc. 2017 Consultant Equity Incentive Plan (incorporated by reference as an exhibit to the Company’s Definitive Proxy Statement on Schedule DEF 14A filed on March 2, 2017)

10.3	My Size, Inc. 2017 Stock Option Plan Israel Grantees Sub-Plan (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed on March 27, 2019)

10.4	Purchase Agreement between My Size, Inc. and Shoshana Zigdon dated as of February 16, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed on March 4, 2016)

10.5	Form of Warrant issued October 30, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 27, 2017)

10.6 +	Employment Agreement between My Size Israel 2014 Ltd. and Ronen Luzon dated November 18, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 19, 2018)

10.7 +	Employment Agreement between My Size Israel 2014 Ltd. and Or Kles dated November 18, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 19, 2018)

10.8 +	Employment Agreement between My Size Israel 2014 Ltd. and Billy Pardo dated November 18, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 19, 2018)

10.9	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 15, 2020)

10.10	Form of Placement Agent Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 15, 2020)

10.11	Underwriting Agreement, dated January 5, 2021, by and between the Company and Aegis Capital Corp. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on January 7, 2021)

10.12	Underwriting Agreement, dated March 22, 2021, by and between the Company and Aegis Capital Corp. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on March 25, 2021)

10.13	Form of Registered Direct Offering Securities Purchase Agreement, dated October 26, 2021, by and between the Company and the Purchasers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 28, 2021)

10.14	Form of PIPE Securities Purchase Agreement, dated October 26, 2021, by and between the Company and the Purchasers (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 28, 2021)

10.15	Form of Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 28, 2021)

10.16	Form of Registration Rights Agreement, dated October 26, 2021, by and between the Company and the Purchasers (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 28, 2021)

10.17	Engagement Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 28, 2021)

10.18

Settlement Agreement dated as of November 4, 2021 between the Company and David Lazar, Custodian Ventures, LLC, Activist Investing LLC, David Aboudi, Patrick Loney and David Natan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on November 5, 2021)

10.19	Share Purchase Agreement dated as of February 7, 2022 between My Size Israel 2014 Ltd. and Amar Guy Shalom and Elad Bretfeld (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 8, 2022)

10.20	Employment Agreement between My Size Israel 2014 Ltd. and Ezequiel Javier Brandwain dated January 27, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 1, 2022)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on March 29, 2021)

23.1*	Consent of Somekh Chaikin

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Schema
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Label Linkbase
101.PRE*	Inline XBRL Taxonomy Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL document and contained in Exhibit 101)

*	Filed herewith.

+	Indicates a management contract or any compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 18th day of March, 2022.

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

Signature	Title	Date

/s/ Ronen Luzon	Chief Executive Officer and Director	March 18, 2022
Ronen Luzon	(Principle Executive Officer)

/s/ Or Kles	Chief Financial Officer	March 18, 2022
Or Kles	(Principal Financial and Accounting Officer)

/s/ Oren Elmaliah	Director	March 18, 2022
Oren Elmaliah

/s/ Arik Kaufman	Director	March 18, 2022
Arik Kaufman

/s/ Oron Branitzky	Director	March 18, 2022
Oron Branitzky

/s/ Guy Zimmerman	Director	March 18, 2022
Guy Zimmerman

