Form 10-Q
period 2022-03-31
My Size, Inc.
filed 2022-05-12
CIK 1211805

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of May 1, 2022, 25,377,528 shares of common stock, par value $0.001 per share were issued and outstanding.

MY SIZE, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2022

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

My Size Inc. and Subsidiaries

Condensed Consolidated

Interim

Financial Statements

As of March 31, 2022

(unaudited)

U.S. Dollars in Thousands

1

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Financial Statements as of March 31, 2022 (Unaudited)

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Balance Sheets (Unaudited)

U.S. dollars in thousands (except share data and per share data)

	March 31,	December 31,
	2022	2021
	(Unaudited)	(Audited)

Assets
Current Assets:
Cash and cash equivalents	7,841	10,670
Restricted cash	271	273
Inventory	1,096	-
Accounts receivable	125	40
Other receivables and prepaid expenses	1,207	579
Total current assets	10,540	11,562

Property and equipment, net	149	112
Right-of-use asset	840	776
Long term deposit	31	-
Intangible asset	357	-
Goodwill	267	-
Investment in marketable securities	94	108
Total non-current assets	1,738	996

Total assets	12,278	12,558

Liabilities and stockholders’ equity

Current liabilities:
Operating lease liability	183	138
Bank overdraft and borrowings	228	-
Trade payables	1,116	635
Accounts payable	719	453
Derivatives	3	2
Total current liabilities	2,249	1,228

Long term loans	142	-
Deferred tax liabilities	82	-
Operating lease liability	507	473
Total non-current liabilities	731	473

Total liabilities	2,980	1,701

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity:
Stock Capital -
Common stock of $0.001 par value - Authorized: 200,000,000 shares; Issued and outstanding: 25,377,528 and 23,982,503 as of March 31, 2022 and December 31, 2021, respectively	25	24
Additional paid-in capital	57,000	56,430
Accumulated other comprehensive loss	(348)	(406)
Accumulated deficit	(47,379)	(45,191)
Total stockholders’ equity	9,298	10,857
Total liabilities and stockholders’ equity	12,278	12,558

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Statements of Comprehensive Loss (Unaudited)

U.S. dollars in thousands (except share data and per share data)

	Three-Months Ended March 31,
	2022	2021
	(Unaudited)	(Unaudited)

Revenues	404	27
Cost of revenues	(251)	-
Gross profit	153	27

Operating expenses
Research and development	(412)	(373)
Sales and marketing	(959)	(546)
General and administrative	(887)	(624)

Total operating expenses	(2,258)	(1,543)
Operating loss	(2,105)	(1,516)
Financial income (expenses), net	(83)	59
Net loss	(2,188)	(1,457)

Other comprehensive income (loss):

Foreign currency translation differences	58	(38)

Total comprehensive loss	(2,130)	(1,495)

Basic and diluted loss per share	(0.09)	(0.16)
Basic and diluted weighted average number of shares outstanding	24,788,517	9,166,601

The accompanying notes are an integral part of the interim condensed consolidated financial statements

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Statements of Changes in Stockholders’ Equity (Unaudited)

U.S. dollars in thousands (except share data and per share data)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number	Amount	capital	loss	deficit	equity

Balance as of January 1, 2022	23,982,503	24	56,430	(406)	(45,191)	10,857

Stock-based compensation related to options granted to employees and consultants	-	-	114	-	-	114
Issuance of shares in Business Combination (*)	1,395,025	1	456	-	-	457
Total comprehensive loss	-	-	-	58	(2,188)	(2,130)
Balance as of March 31, 2022	25,377,528	25	57,000	(348)	(47,379)	9,298

(*)	See note 6 a.

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number	Amount	capital	loss	deficit	equity

Balance as of January 1, 2021	7,232,836	7	37,164	(424)	(34,671)	2,076
Stock-based compensation related to options granted to employees and consultants	-	-	143	-	-	143
Issuance of shares, net of issuance cost of $736	4,187,711	4	4,568	-	-	4,572
Exercise of warrants	725,000	1	796			797
Total comprehensive loss	-	-	-	(38)	(1,457)	(1,495)
Balance as of March 31, 2021	12,145,547	12	42,671	(462)	(36,128)	6,093

The accompanying notes are an integral part of the interim condensed consolidated financial statements

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Statements of Cash Flows (Unaudited)

U.S. dollars in thousands

	Three-Months Ended March 31,
	2022	2021
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	(2,188)	(1,457)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	36	10
Amortization of operating lease right-of-use asset	11	11
Revaluation of warrants and derivatives	1	6
Revaluation of investment in marketable securities	14	(49)
Stock based compensation	114	143
Decrease in accounts receivables	5	1
Decrease (Increase) in other receivables and prepaid expenses	(391)	149
(Increase) in inventory	(223)	-
(Decrease) in trade payable	(178)	(76)
Intangible asset	21	-
Interest for the bank	41	-
Conditional commitment	72	-
Deferred tax liabilities	(5)	-
Increase in accounts payable	91	(9)

Net cash used in operating activities	(2,579)	(1,271)

Cash flows from investing activities:
Acquisition of a subsidiary, net of cash acquired	(300)	-
Purchase of property and equipment	(21)	(3)

Net cash provided by (used in) investing activities	(321)	(3)

Cash flows from financing activities:
Proceeds from issuance of shares, net of issuance costs	-	4,572
Loans received	18	-
Repayment of long term loans	(11)	-
Proceeds from Exercise of warrants	-	797

Net cash provided by financing activities	7	5,369

Effect of exchange rate fluctuations on cash and cash equivalents	62	(31)

Increase (Decrease) in cash, cash equivalents and restricted cash	(2,831)	4,064
Cash, cash equivalents and restricted cash at the beginning of the period	10,943	1,774

Cash, cash equivalents and restricted cash at the end of the period	8,112	5,838

Non cash activities:
shares issued in Acquisition of a subsidiary	457	-

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

MY SIZE, INC. AND ITS SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 1 - General

a.

My Size, Inc. is developing unique measurement technologies based on algorithms with applications in a variety of areas, from the apparel e-commerce market to the courier services market and to the Do It Yourself smartphone and tablet apps market. The technology is driven by proprietary algorithms which are able to calculate and record measurements in a variety of novel ways.

Following the acquisition of Orgad International Marketing Ltd. (“Orgad”) in February 2022 (see note 6), we also operate an omnichannel e-commerce platform.

The Company has four subsidiaries, My Size Israel 2014 Ltd (“My Size Israel”), Topspin Medical (Israel) Ltd., and Orgad all of which are incorporated in Israel, and My Size LLC which was incorporated in the Russian Federation. References to the Company include the subsidiaries unless the context indicates otherwise.

b.

During the three-month period ended March 31, 2022, the Company has incurred significant losses and negative cash flows from operations and has an accumulated deficit of $47,379. The Company has financed its operations mainly through fundraising from various investors.

The Company’s management expects that the Company will continue to generate losses and negative cash flows from operations for the foreseeable future. Based on the projected cash flows and cash balances as of March 31, 2022, management is of the opinion that its existing cash will be sufficient to fund operations for a period less than 12 month. As a result, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Note 2 - Significant Accounting Policies

a.   Unaudited condensed consolidated financial statements:

The accompanying unaudited condensed consolidated interim financial statements included herein have been prepared by the Company in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements are comprised of the financial statements of the Company. In management’s opinion, the interim financial data presented includes all adjustments necessary for a fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by U.S. generally accepted accounting principles (“GAAP”) has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2021.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2021.

MY SIZE, INC. AND ITS SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 2 - Significant Accounting Policies (cont.)

b.	Significant Accounting Policies:

The significant accounting policies followed in the preparation of these unaudited interim condensed consolidated financial statements are identical to those applied in the preparation of the latest annual financial statements, except the following new policies which was adopted following the business combination (see note 6):

  1.    Inventories

Inventories are measured at the lower of cost or net realizable value. The cost of inventories comprises of the costs incurred in bringing the inventories to their present location and condition. Net realizable value is the estimated selling price in the ordinary course of business. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

  2.    Revenue Recognition

Since the acquisition of Orgad (see note 6 - Business combination), the Company’s revenues are comprised of two main categories: (1) selling products to customers (2) licensing cloud-enabled software subscriptions, associated software maintenance and support.

The Company recognizes revenue in accordance with ASC Topic 606, Revenues from Contracts with Customers (“ASC 606”). A contract with a customer exists only when: the parties to the contract have approved it and are committed to perform their respective obligations, the Company can identify each party’s rights regarding the distinct goods or services to be transferred (“performance obligations”), the Company can determine the transaction price for the goods or services to be transferred, the contract has commercial substance and it is probable that the Company will collect the consideration to which it will be entitled in exchange for the goods or services that will be transferred to the customer.

Revenue from sale of products

Revenue from sale of products is recognized at the time the related performance obligation is satisfied by transferring a promised good to a customer. Revenue is recognized net of allowances for refunds and any taxes collected from customers, which are subsequently remitted to governmental authorities. Refunds are estimated at contract inception and updated at the end of each reporting period if additional information becomes available. Revenue is recognized when control of the product is transferred to the customer.

The Company maintains a returns policy that allows its customers to return product within a specified period of time. The estimate of the provision for returns is based upon historical experience with actual returns.

MY SIZE, INC. AND ITS SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 2 - Significant Accounting Policies (cont.)

Principal versus Agent Considerations

The Company follows the guidance provided in ASC 606 for determining whether it is a principal or an agent in arrangements with customers, by assessing whether the nature of the Company’s promise is a performance obligation to provide the specified goods (principal) or to arrange for those goods to be provided by the other party (agent). With regard to products being sold by Orgad through Amazon, this determination involves judgment. The Company determined it is a principal, as it has determined that it controls the promised product before it is transferred to the end customers, it is primarily responsible for fulfilling the promise to provide the goods, and it has discretion in establishing prices. Therefore, the revenues are recorded on a gross basis.

3.     Business combinations

The Company applies the provisions of ASC 805, “Business Combination” and allocates the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, the Company estimated the future expected cash flows from acquired platform from a market participant perspective, useful lives and discount rates. In addition, management makes significant estimates and assumptions, which are uncertain, but believed to be reasonable.

Significant estimates in valuing certain intangible assets include but are not limited to future expected cash flows from acquired platform s from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

Acquisition-related costs are recognized separately from the acquisition and are expensed as incurred.

4.     Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Under ASC 350, “Intangible - Goodwill and Other”, goodwill is not amortized, but rather is subject to an annual impairment test.

ASC 350 requires goodwill to be tested for impairment at the reporting unit level at least annually, the fourth quarter, or between annual tests in certain circumstances, and written down when impaired. Goodwill is tested for impairment by comparing the fair value of the reporting unit with its carrying value.

ASC 350 allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If the qualitative assessment does not result in a more likely than not indication of impairment, no further impairment testing is required. If it does result in a more likely than not indication of impairment, the two-step impairment test is performed. Goodwill is not deductible for income tax purposes. Goodwill is allocated to the fashion and equipment e-commerce platform segment.

Alternatively, ASC 350 permits an entity to bypass the qualitative assessment for any reporting unit and proceed directly to performing the first step of the goodwill impairment test. There were no impairment charges to goodwill during the period presented.

MY SIZE, INC. AND ITS SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 2 - Significant Accounting Policies (cont.)

5.      Intangible assets

Intangible assets consist of identifiable intangible assets that the Company has acquired from previous business combinations. Intangible assets are recorded at costs, net of accumulated amortization. The Company amortizes its intangible assets reflecting the pattern in which the economic benefits of the intangible assets are consumed. When a pattern cannot be reliably determined, the Company uses a straight-line amortization method.

The estimated useful lives of the company’s intangible assets are as follows:

years
Selling Platform	3

Each period the Company evaluates the estimated remaining useful lives of its intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization

c. Use of estimates:

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

The carrying amounts of cash and cash equivalents, accounts receivable, other receivables, trade payables and accounts payable approximate their fair value due to the short-term maturities of such instruments. In addition, the carrying amounts of along term loan is approximate to its fair value because there was no change in the market conditions since its exceptions.

The Company holds share certificates in iMine Corporation (“iMine”) formerly known as Diamante Minerals, Inc., a publicly traded company on the OTCQB.

Due to sales restrictions on the sale of the iMine shares, the fair value of the shares was measured on the basis of the quoted market price for an otherwise identical unrestricted equity instrument of the same issuer that trades in a public market, adjusted to reflect the effect of the sales restrictions and is therefore, ranked as Level 2 assets.

	March 31, 2022
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial assets

Investment in marketable securities (*)	-	94	-

	March 31, 2022
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial liabilities

Derivatives	-	3	-

MY SIZE, INC. AND ITS SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 3 - Financial Instruments (Cont.)

	December 31, 2021
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial assets

Investment in marketable securities (*)	-	108	-

(*)	For the three-month periods ended March 31, 2022 and 2021, the recognized gain (loss) (based on quoted market prices with a discount due to security restrictions on iMine shares) of the marketable securities was ($14) and $49, respectively.

	December 31, 2021
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial liabilities

Derivatives	-	2	-

Note 4 - Stock Based Compensation

The stock-based expense equity awards recognized in the financial statements for services received is related to Cost of Revenues, Research and Development, Sales and Marketing and General and Administrative expenses as shown in the following table:

	Three months ended March 31,
	2022	2021

Stock-based compensation expense - Cost of Revenues	21	-
Stock-based compensation expense - Research and Development	12	61
Stock-based compensation expense - Sales and Marketing	39	25
Stock-based compensation expense - General and Administrative	42	57

	114	143

Options issued to consultants:

a.	In July 2019, the Company entered into a three-year agreement with a consultant (“Consultant14”) to provide services to the Company including assisting the Company to promote, market and sell the Company’s technology to potential customers. Pursuant to such agreement and in partial consideration for such consulting services, the Company agreed to issue to Consultant14 options to purchase up to 2,667 shares of the Company’s common stock upon execution of the agreement. The options are exercisable at $15.00 per share and shall vest in 3 equal instalments every twelve months starting July 2019. Unexercised options shall expire 4 years from the effective date.

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

During the three-month period ended March 31,2022 and 2021, an amount of $3 and $3, respectively, were recorded by the Company as stock-based equity awards with respect to Consultants.

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

On May 25, 2020, the compensation committee of the Board of Directors of the Company reduced the exercise price of outstanding options of employees and directors of the Company for the purchase of an aggregate of 140,237 shares of common stock of the Company (with exercise prices ranging between $18.15 and $9.15) to $1.04 per share, which was the closing price for the Company’s common stock on May 22, 2020, and extended the term of the foregoing options for an additional one year from the original date of expiration. The incremental compensation cost resulting from the repricing was $53, and the expenses during the three-month period ended March 31, 2022 were $2 and $1, respectively and the expenses during the three months ended March 31, 2021 were $47 and $4, respectively.

On August 10, 2020, the Company’s shareholders approved an increase in the shares available for issuance under the 2017 Employee Plan from 200,000 to 1,450,000 shares. As a result, and pursuant to approval of the Company’s compensation committee that was contingent on the foregoing shareholder approval, the number of shares available for issuance under the Company’s 2017 Consultant Incentive Plan was reduced from 466,667 to 216,667 shares.

During the three-month period ended March 31, 2022, the Company didn’t grant any stock options under the 2017 Employee Plan, no options were exercised and options to purchase 51,873 shares of common stock, expired.

The total stock option compensation expense during the three-month period ended March 31, 2022 and 2021 which was recorded was $31 and $136, respectively.

MY SIZE, INC. AND ITS SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 5 - Contingencies and Commitments

a.

On August 7, 2018, the Company commenced an action against North Empire LLC (“North Empire”) in the Supreme Court of the State of New York, County of New York for breach of a Securities Purchase Agreement (the “Agreement”) in which it is seeking damages in an amount to be determined at trial, but in no event less than $616,000. On August 2, 2018, North Empire filed a Summons with Notice against the Company, also in the same Court, in which they allege damages in an amount of $11.4 million arising from an alleged breach of the Agreement. On September 6, 2018 North Empire filed a Notice of Discontinuance of the action it had filed on August 2, 2018. On September 27, 2018, North Empire filed an answer and asserted counterclaims in the action commenced by the Company against them, alleging that the Company failed to deliver stock certificates to North Empire causing damage to North Empire in the amount of $10,958,589. North Empire also filed a third-party complaint against the Company’s CEO and now former Chairman of the Board asserting similar claims against them in their individual capacities. On October 17, 2018, the Company filed a reply to North Empire’s counterclaims. On November 15, 2018, the Company’s CEO and now former Chairman of the Board filed a motion to dismiss North Empire’s third-party complaint. On January 6, 2020, the Court granted the motion and dismissed the third-party complaint. Discovery has been completed and both parties have filed motions for summary judgment in connection with the claims and counterclaims. On December 30, 2021, the Court denied both My Size and North Empire’s motions for summary judgment, arguing there were factual issues to be determined at trial. On January 26, 2022, the Company filed a notice of appeal of the summary judgment decision. The appeal must be fully perfected and filed by July 26, 2022. On February 3, 2022, the Company filed a motion to reargue the Court’s decision denying the Company’s motion for summary judgment. On or about March 31, 2022, North Empire filed its opposition papers to the Company’s motion to reargue. The return date on the motion to reargue has been adjourned to May 23, 2022.

The Company believes it is more likely than not that the counterclaims will be denied.

b.

On July 5, 2021, the Company was served with a legal complaint filed by Fidelity Venture Capital Ltd. and Dror Atzmon in the Magistrate’s Court in Tel Aviv for a monetary award in an amount of NIS 1,436,679 (approximately $450,000) and a declaratory relief. The plaintiffs allege that the Company breached its contractual obligations to pay them for services allegedly rendered to the Company by the plaintiffs under a certain consulting agreement dated July 2, 2014, in an amount of NIS 819,000 (approximately $256,000). Additionally, the plaintiffs allege that the Company should compensate them for losses allegedly incurred by them following their investment in the Company’s shares issued under a certain private offering. In the alternative, the plaintiffs move that the court will declare the investment agreement void with full restitution of plaintiffs’ original investment in an amount of NIS 1,329,650 (approximately $415,000). The Company filed its statement of defense on October 25, 2021. The first court preliminary hearing was held on March 1, 2022. Following the first preliminary hearing and the Court’s comments and recommendation, the plaintiffs filed a motion to strike out the claim without prejudice. On March 8, 2022 the Court ordered dismissal without prejudice of the claim. The Court also ruled that to the extent the plaintiffs will not move within 7 days to revise their motion do dismiss their claim “with prejudice”, the Company will be entitled to request an order for costs. On April 11, 2022 the Court ordered the plaintiffs to pay the Company’s costs in the amount of NIS 15,000, within 30 days.

MY SIZE, INC. AND ITS SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 6 – Business Combination

Acquisition of Orgad

On February 7, 2022, the Company acquired 100% of the shares and voting interests in Orgad an omnichannel e-commerce platform. The acquisition was designed to create an additional revenue stream for the Company by becoming a direct e-commerce seller while leveraging the synergies between MySizeID and Orgad’s e-commerce platform.

The results of operations of Orgad have been included in the consolidated financial statements since the acquisition date of February 7, 2022. Orgad revenues included in the Company’s consolidated statement of operations from February 7, 2022 through March 31, 2022 were $360,113. If the acquisition had occurred on January 1, 2021, management estimates that the consolidated pro forma revenues for the year would have been $2,768 thousand, and the net loss would have been $2,272 thousand

(a)	Consideration transferred

The following table summarizes the acquisition date fair value of each major class of consideration:

USD
Cash (*)	300,000
Issuance of shares of common stock (1,395,025 shares) (**)	457,000
Total consideration transferred	757,000

(*)	The cash payment is subject to working capital adjustments.

(**)	Quoted price as of acquisition date

In addition, the Company agreed to pay to the former owners of Orgad, on the two-year and the three-year anniversary of the closing, $350,000 in each of these years provided that in the case of the second and third installments certain revenue targets are met and subject further to certain downward post-closing adjustment. Furthermore, 1,395,024 shares of common stock will be issued in eight equal quarterly instalments until the lapse of two years from closing. Additional earn-out payments of 10% of the operating profit of Orgad for the years 2022 and 2023 will also be paid. All of these payments are subject to the former owners being actively engaged with Orgad at the date such payment is due, and therefore were not taken as part of the consideration for the business combination.

During the three-month period ended March 31,2022 an amount of $83 and $72 was recorded by the Company as expenses, with respect to the future grants and payments.

(b)	Identifiable assets acquired and liabilities assumed

Under the preliminary purchase price allocation, the Company allocates the purchase price to tangible and identified intangible assets acquired and liabilities assumed based on the preliminary estimates of their fair values, which were determined using generally accepted valuation techniques based on estimates and assumptions made by management at the time of the acquisition. Such estimates are subject to change during the measurement period which is not expected to exceed one year. The purchase price allocation was not finalized duo to examination of the net working capital of Orgad at the acquisition date. Any adjustments to the preliminary purchase price allocation identified during the measurement period will be recognized in the period in which the adjustments are determined.

MY SIZE, INC. AND ITS SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 6 – Business Combination (Cont.)

The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the acquisition date:

Thousands USD
Cash and Cash Equivalent	0
Trade receivables	89
Other receivables	239
Inventory	864
Fixed assets	55
Long-term deposits	31
Selling platform (*)	378
Goodwill	268
Short-term credit	(181)
Trade payables	(660)
Other payables	(101)
Long-term loan	(138)
Deferred Taxes	(87)
Total identifiable net assets acquired	757

(*)	The estimated useful lives of the selling platform are 3 years. During the three-month period ended March 31,2022 an amount of $21 was recorded by the Company as an expense.

(c)	Acquisition-related costs

The Company incurred transaction costs of approximately $55 thousand during the 3-month period ended March 31, 2022 which were included in general and administrative expenses in the consolidated statements of income (loss).

MY SIZE, INC. AND ITS SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 7 – Operating Segments

The Company’s reportable operating segments are (i) fashion and equipment e-commerce platform see note 6, regarding business combination and (ii) SaaS based innovative artificial intelligence driven measurement solutions. The fashion and equipment e-commerce platform which represent Orgad’s activity that was acquired by the Company, mainly operates on Amazon. The SaaS based innovative artificial intelligence driven measurement solutions, or SaaS Solutions operating segment consists of My Size Inc and My Size Israel.

Information related to the operations of the Company’s reportable operating segments is set forth below:

	Fashion and equipment e-commerce platform	SaaS Solutions	Total
For the three months ended March 31, 2022
Revenue	360	44	404
Operating loss (income)	(32)	2,137	2,105

	Fashion and equipment e-commerce platform	SaaS Solutions
For March 31, 2022:
Assets	1,588	10,690

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that we believe to be relevant to an assessment and understanding of our results of operations and financial condition for the periods described. This discussion should be read together with our condensed consolidated interim financial statements and the notes to the financial statements, which are included in this Quarterly Report on Form 10-Q. This information should also be read in conjunction with the information contained in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 31, 2022, or the Annual Report, including the consolidated annual financial statements as of December 31, 2021 and their accompanying notes included therein.

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

Unless the context otherwise requires, all references to “we,” “us,” “our” or “the Company” in this Quarterly Report on Form 10-Q are to My Size, Inc. a Delaware corporation, and its subsidiaries, including MySize Israel 2014 Ltd, Topspin Medical (Israel) Ltd, Orgad International Marketing Ltd., or Orgad and My Size LLC. taken as a whole.

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

Orgad Acquisition

On February 7, 2022, My Size Israel 2014 Ltd, or My Size Israel, entered into a Share Purchase Agreement, or the Orgad Agreement, with Amar Guy Shalom and Elad Bretfeld, or the Orgad Sellers, pursuant to which the Orgad Sellers agreed to sell to My Size Israel all of the issued and outstanding equity of Orgad.

Orgad operates an omnichannel e-commerce platform engaged in online retailing in the global market. It operates as a third-party seller on Amazon.com, eBay and others. Orgad currently manages more than 1,000 stock-keeping units, or SKUs, mainly in fashion, apparel and shoes, but is capable of managing tens of thousands of SKUs.

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

Operations in Russia

In addition to our Israel operations, we have operations in Russia through our wholly owned subsidiary, My Size LLC. Specifically, we undertake some of our sales and marketing using personnel located in Russia. To date, the invasion of Ukraine by Russia has not had a material impact on our business.

Results of Operations

The table below provides our results of operations for the periods indicated.

	Three months ended March 31
	2022	2021
	(dollars in thousands)
Revenues	$404	$27
Cost of revenues	(251)	-
Gross profit	153	27
Research and development expenses	(412)	(373)
Sales and marketing	(959)	(546)
General and administrative	(887)	(624)
Operating loss	(2,105)	(1,516)
Financial income (expenses), net	(83)	59
Net loss	$(2,188)	$(1,457)

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Revenues

We started to generate revenue in 2019 and we expect to incur additional losses to increase our sales and marketing efforts and to perform further research and development activities. Our revenues for the three months ended March 31, 2022 amounted to $404,000 compared to $27,000 for the three months ended March 31, 2021. The increase was primarily attributable to $360,000 in revenue generated from Orgad from February 7, 2022, the date of closing of the Orgad acquisition, or the Acquisition Date, through to the end of the first quarter 2022.

Cost Of Revenues

Our cost of revenues expenses for the three months ended March 31, 2022 amounted to $251,000 compared to none for the three months ended March 31, 2021. The increase in comparison with the corresponding period was due to the cost of goods of the revenues generated from Orgad’s operations.

Research and Development Expenses

Our research and development expenses for the three months ended March 31, 2022 amounted to $412,000 compared to $373,000 for the three months ended March 31, 2021. The increase in comparison with the corresponding period was mainly due to an increase in shared based expenses.

Sales and Marketing Expenses

Our sales and marketing expenses for the three months ended March 31, 2022 amounted to $959,000 compared to $546,000 for the three months ended March 31, 2021. The increase in comparison with the corresponding period was mainly due to the hiring of new employees, expenses associated with Orgad activities and events and travel expenses.

General and Administrative Expenses

Our general and administrative expenses for the three months ended March 31, 2022 amounted to $887,000 compared to $624,000 for the three months ended March 31, 2021. The increase in comparison with the corresponding period was mainly due to professional services attributed to the Orgad acquisition and salaries of Orgad management.

Operating Loss

As a result of the foregoing, for the three months ended March 31, 2022, our operating loss was $2,105,000 an increase of $589,000 compared to our operating loss for the three months ended March 31, 2021 of $1,516,000.

Financial Income (Expenses), Net

Our financial expense, net for the three months ended March 31, 2022 amounted to $83,000 compared to financial income of $59,000 for the three months ended March 31, 2021. During the three months ended March 31, 2022, we had financial expenses mainly from exchange rate differences and revaluation of investment in marketable securities whereas in the corresponding period we had financial income of $59,000 primarily due revaluation of investment in marketable securities.

Net Loss

As a result of the foregoing, our net loss for the three months ended March 31, 2022 was $2,188,000, compared to net loss of $1,457,000 for the three months ended March 31, 2021.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through public and private offerings of debt and equity in the State of Israel and in the U.S.

As of March 31, 2022, we had cash, cash equivalents, and restricted cash of $8,112,000 compared to $10,943,000 of cash, cash equivalents and restricted cash as of December 31, 2021. This decrease primarily resulted from our operating activities, the acquisition of Orgad, intercompany loans that was deployed to grow Orgad’s business.

Cash used in operating activities amounted to $2,579,000 for the three months ended March 31, 2022, compared to $1,271,000 for the three months ended March 31, 2021. The increase in cash used in operating activities was mainly due to the acquisition of Orgad and working capital.

Net cash used in investing activities was $321,000 for the three months ended March 31, 2022, compared to cash used in investing activities of $3,000 for the three months ended March 31, 2021. The increase from the corresponding period was mainly due to the acquisition of Orgad.

Net cash provided by financing activities was $7,000 for the three months ended March 31, 2021, compared to $5,369,000 for the three months ended March 31, 2021. The cash flow from financing activities for the three months ended March 31, 2021 resulted from the public offerings that occurred in January 2021 and March 2021 and from proceeds that were received from an investor for warrants that were exercised.

We do not have any material commitments for capital expenditures during the next twelve months.

We expect that we will continue to generate losses and negative cash flows from operations for the foreseeable future. Based on the projected cash flows and cash balances as of March 31, 2022, we believe our existing cash will be sufficient to fund operations for a period less than 12 months. As a result, there is substantial doubt about our ability to continue as a going concern. We will need to raise additional capital, which may not be available on reasonable terms or at all. Additional capital would be used to accomplish the following:

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

Our significant accounting policies were revenue from contracts with customers which are more fully described in the notes to our financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. We believe that these accounting policies discussed are critical to our financial results and to the understanding of our past and future performance, as these policies relate to the more significant areas involving management’s estimates and assumptions. We consider an accounting estimate to be critical if: (1) it requires us to make assumptions because information was not available at the time or it included matters that were highly uncertain at the time we were making our estimate; and (2) changes in the estimate could have a material impact on our financial condition or results of operations.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2022 were effective.

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

North Empire LLC

On August 7, 2018, we commenced an action against North Empire LLC (“North Empire”) in the Supreme Court of the State of New York, County of New York for breach of a Securities Purchase Agreement (the “Agreement”) in which we are seeking damages in an amount to be determined at trial, but in no event less than $616,000. On August 2, 2018, North Empire filed a Summons with Notice against the Company, also in the same Court, in which they allege damages in an amount of $11.4 million arising from an alleged breach of the Agreement. On September 6, 2018 North Empire filed a Notice of Discontinuance of the action it had filed on August 2, 2018. On September 27, 2018, North Empire filed an answer and asserted counterclaims in the action commenced by us against them, alleging that we failed to deliver stock certificates to North Empire causing damage to North Empire in the amount of $10,958,589. North Empire also filed a third-party complaint against our CEO and now former Chairman of the Board asserting similar claims against them in their individual capacities. On October 17, 2018, we filed a reply to North Empire’s counterclaims. On November 15, 2018, our CEO and now former Chairman of the Board filed a motion to dismiss North Empire’s third-party complaint. On January 6, 2020, the Court granted the motion and dismissed the third-party complaint. Discovery has been completed and both parties have filed motions for summary judgment in connection with the claims and counterclaims. On December 30, 2021, the Court denied both My Size and North Empire’s motions for summary judgment, arguing there were factual issues to be determined at trial. On January 26, 2022, we filed a notice of appeal of the summary judgment decision. The appeal must be fully perfected and filed by July 26, 2022. On February 3, 2022, we filed a motion to reargue the Court’s decision denying our motion for summary judgment. On or about March 31, 2022, North Empire filed its opposition papers to our motion to reargue. The return date on the motion to reargue has been adjourned to May 23, 2022.

Fidelity Venture Capital Ltd.

On July 5, 2021, we were served with a legal complaint filed by Fidelity Venture Capital Ltd. and Dror Atzmon in the Magistrate’s Court in Tel Aviv for a monetary award in an amount of NIS 1,436,679 and declaratory relief. The plaintiffs allege that we breached our contractual obligations to pay them for services allegedly rendered to us by the plaintiffs under a certain consulting agreement in an amount of NIS 819,000. Additionally, the plaintiffs allege that we should compensate them for losses allegedly incurred by them following their investment in our shares issued under a certain private offering. In the alternative, the plaintiffs move that the court will declare the investment agreement void with full restitution of plaintiffs’ original investment in an amount of NIS 1,329,650. We filed our statement of defense on October 25, 2021. The first court preliminary hearing was held on March 1, 2022. Following the first preliminary hearing and the Court’s comments and recommendation, the plaintiffs filed a motion to strike out the claim without prejudice. On March 8, 2022 the Court ordered dismissal without prejudice of the claim. The Court also ruled that to the extent the plaintiffs will not move within 7 days to revise their motion do dismiss their claim “with prejudice”, the we will be entitled to request an order for costs. On April 11, 2022 the Court ordered the plaintiffs to pay our costs in the amount of NIS 15,000, within 30 days.

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

My Size, Inc.

Date: May 12, 2022	By:	/s/ Ronen Luzon
Ronen Luzon
Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2022	By:	/s/ Or Kles
Or Kles
Chief Financial Officer (Principal Financial and Accounting Officer)

