Form 10-Q
period 2022-06-30
My Size, Inc.
filed 2022-08-15
CIK 1211805

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of August 8, 2022, 25,551,906 shares of common stock, par value $0.001 per share were issued and outstanding.

MY SIZE, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2022

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

My Size Inc. and Subsidiaries

Condensed Consolidated

Interim

Financial Statements

As of June 30, 2022

(unaudited)

U.S. Dollars in Thousands

1

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Financial Statements as of June 30, 2022 (Unaudited)

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Balance Sheets (Unaudited)

U.S. dollars in thousands (except share data and per share data)

	June 30,	December 31,
	2022	2021
	(Unaudited)	(Audited)

Assets
Current Assets:
Cash and cash equivalents	6,462	10,670
Restricted cash	263	273
Inventory, net	1,223	-
Accounts receivable	175	40
Other receivables and prepaid expenses	955	579
Total current assets	9,078	11,562

Long term deposit	29	-
Property and equipment, net	153	112
Right-of-use asset	715	776
Intangible asset	326	-
Goodwill	268	-
Investment in marketable securities	97	108
Total non-current assets	1,588	996

Total assets	10,666	12,558

Liabilities and stockholders’ equity

Current liabilities:
Account payables	883	453
Right of use liability	173	138
Bank overdraft and short-term loans	178	-
Trade payables	950	635
Other payables	159	-
Derivatives	39	2
Total current liabilities	2,382	1,228

Long term loans	97	-
Deferred tax liabilities	75	-
Long term right of use liability	417	473
Total non-current liabilities	589	473

Total liabilities	2,971	1,701

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity:
Stock Capital -
Common stock of $0.001 par value - Authorized: 200,000,000 shares; Issued and outstanding: 25,551,906 and 23,982,503 as of June 30, 2022 and December 31, 2021, respectively	26	24
Additional paid-in capital	57,048	56,430
Accumulated other comprehensive loss	(284)	(406)
Accumulated deficit	(49,095)	(45,191)
Total stockholders’ equity	7,695	10,857
Total liabilities and stockholders’ equity	10,666	12,558

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Statements of Comprehensive Loss (Unaudited)

U.S. dollars in thousands (except share data and per share data)

	Six-Months Ended June 30,		Three-Months Ended June 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	1,205	57	801	30
Cost of revenues	(730)	-	(479)	-
Gross profit	475	57	322	30

Operating expenses
Research and development	(802)	(3,380)	(390)	(3,007)
Sales and marketing	(1,854)	(1,277)	(895)	(731)
General and administrative	(1,576)	(1,229)	(689)	(605)

Total operating expenses	(4,232)	(5,886)	(1,974)	(4,343)
Operating loss	(3,757)	(5,829)	(1,652)	(4,313)
Financial income (expenses), net	(147)	32	(64)	(27)
Net loss	(3,904)	(5,797)	(1,716)	(4,340)

Other comprehensive income (loss):

Foreign currency translation differences	122	(16)	64	22

Total comprehensive loss	(3,782)	(5,813)	(1,652)	(4,318)

Basic and diluted loss per share	(0.16)	(0.51)	(0.07)	(0.33)
Basic and diluted weighted average number of shares outstanding	25,128,003	11,276,238	25,463,759	13,340,164

The accompanying notes are an integral part of the interim condensed consolidated financial statements

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Statements of Changes in Stockholders’ Equity (Unaudited)

U.S. dollars in thousands (except share data and per share data)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number	Amount	capital	loss	deficit	equity

Balance as of January 1, 2022	23,982,503	24	56,430	(406)	(45,191)	10,857

Stock-based compensation related to options granted to employees and consultants	-	-	162	-	-	162
Issuance of shares in Business Combination (*)	1,569,403	2	456	-	-	458
Total comprehensive loss	-	-	-	122	(3,904)	(3,782)
Balance as of June 30, 2022	25,551,906	26	57,048	(284)	(49,095)	7,695

(*)	See note 6 a.

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number	Amount	capital	loss	deficit	equity

Balance as of January 1, 2021	7,232,836	7	37,164	(424)	(34,671)	2,076
Stock-based compensation related to options granted to employees and consultants	-	-	232	-	-	232
Restricted shares issued to shareholder	2,500,000	3	2,615	-	-	2,618
Issuance of shares, net of issuance cost of $768	4,580,491	4	5,031	-	-	5,035
Exercise of warrants	725,000	1	796	-	-	797
Total comprehensive loss	-	-	-	(16)	(5,797)	(5,813)
Balance as of June 30, 2021	15,038,327	15	45,838	(440)	(40,468)	4,945

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number	Amount	capital	loss	deficit	equity

Balance as of April 1, 2022	25,377,528	25	57,000	(348)	(47,379)	9,298
Stock-based compensation related to options granted to employees and consultants	-	-	48	-	-	48
Issuance of shares in Business Combination (*)	174,378	1	-	-	-	1
Total comprehensive loss	-	-	-	64	(1,716)	(1,652)
Balance as of June 30, 2022	25,551,906	26	57,048	(284)	(49,095)	7,695

(*)	See note 6 a.

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number	Amount	capital	loss	deficit	equity

Balance as of April 1, 2021	12,145,547	12	42,671	(462)	(36,128)	6,093
Stock-based compensation related to options granted to employees and consultants	-	-	89	-	-	89
Restricted shares issued to shareholder	2,500,000	3	2,615	-	-	2,618
Issuance of shares, net of issuance cost of $32	392,780	*	463	-	-	463
Total comprehensive loss	-	-	-	22	(4,340)	(4,318)
Balance as of June 30, 2021	15,038,327	15	45,838	(440)	(40,468)	4,945

(*)	Represents an amount less than $1

The accompanying notes are an integral part of the interim condensed consolidated financial statements

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Statements of Cash Flows (Unaudited)

U.S. dollars in thousands

	Six-Months Ended June 30,
	2022	2021
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	(3,904)	(5,797)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	76	21
Amortization of right-of-use asset	20	22
Revaluation of derivatives	37	1
Revaluation of investment in marketable securities	11	(22)
Expenses arising from restricted shares issued to compensate waiver by a shareholder	-	2,618
Financing expenses	7	-
Stock based compensation	162	232
(Increase) in account receivables	(55)	(7)
Decrease (Increase) in other receivables and prepaid expenses	(170)	279
(Increase) in inventory	(455)	-
Increase in other payables	158	-
(Decrease) in deferred tax liabilities	(12)	-
(Decrease) in trade payables	(300)	(50)
Increase in account payables	355	34

Net cash used in operating activities	(4,070)	(2,669)

Cash flows from investing activities:
Acquisition of a subsidiary, net of cash acquired	(300)	-
Change in restricted deposits	-	184
Purchase of property and equipment	(25)	(12)

Net cash provided by (used in) investing activities	(325)	172

Cash flows from financing activities:
Proceeds from issuance of shares, net of issuance costs	-	5,035
Short term loans	18	-
Repayment of short-term loans	(15)	-
Repayment of long-term loans	(27)
Proceeds from Exercise of warrants	-	797

Net cash provided by (used in) financing activities	(24)	5,832

Effect of exchange rate fluctuations on cash and cash equivalents	201	(16)

Increase (decrease) in cash, cash equivalents and restricted cash (*)	(4,218)	3,319
Cash, cash equivalents and restricted cash at the beginning of the period	10,943	1,774

Cash, cash equivalents and restricted cash at the end of the period	6,725	5,093

Non cash activities:
Shares issued in Acquisition of a subsidiary	457	2,618

(*)	$4,208 relates to change in cash and cash equivalents and $10 to change in restricted cash.

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

Following the acquisition of Orgad International Marketing Ltd. (“Orgad”) in February 2022 (see note 6), the Company also operates an omnichannel e-commerce platform.

The Company has four subsidiaries, My Size Israel 2014 Ltd (“My Size Israel”), Topspin Medical (Israel) Ltd., and Orgad all of which are incorporated in Israel, and My Size LLC which was incorporated in the Russian Federation. References to the Company include the subsidiaries unless the context indicates otherwise.

b.

During the six-month period ended June 30, 2022, the Company has incurred significant losses and negative cash flows from operations and has an accumulated deficit of $49,095. The Company has financed its operations mainly through fundraising from various investors.

The Company’s management expects that the Company will continue to generate losses and negative cash flows from operations for the foreseeable future. Based on the projected cash flows and cash balances as of June 30, 2022, management is of the opinion that its existing cash will be sufficient to fund operations for a period less than 12 months. As a result, there is substantial doubt about the Company’s ability to continue as a going concern.

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

c.

In late 2019, a novel strain of COVID-19, also known as coronavirus, was reported in Wuhan, China. While initially the outbreak was largely concentrated in China, it spread globally. Many countries around the world, including Israel, have from time to time implemented significant governmental measures to control the spread of the virus, including temporary closure of businesses, severe restrictions on travel and the movement of people, and other material limitations on the conduct of business. While the COVID-19 pandemic did not materially adversely affect the Company’s consolidated financial results and operations during the three and six months ended June 30, 2022, the COVID-19 pandemic affected the Company’s operations in 2020 and 2021. The pandemic may continue to have an impact on the Company’s business, operations, and financial results and conditions, directly and indirectly, including, without limitation, impacts on the health of the Company’s management and employees, its operations, marketing and sales activities, and on the overall economy. The extent to which COVID-19 impacts the Company’s operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the outbreak, and the actions that may be required to contain COVID-19 or treat its impact.

Note 2 - Significant Accounting Policies

a.	Unaudited condensed consolidated financial statements:

The accompanying unaudited condensed consolidated interim financial statements included herein have been prepared by the Company in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements are comprised of the financial statements of the Company. In management’s opinion, the interim financial data presented includes all adjustments necessary for a fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by U.S. generally accepted accounting principles (“GAAP”) has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2021.

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

Revenue from licensing

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

Significant estimates in valuing certain intangible assets include but are not limited to future expected cash flows from acquired platforms from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

Acquisition-related costs are recognized separately from the acquisition and are expensed as incurred.

4.	Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Under ASC 350, “Intangible - Goodwill and Other”, goodwill is not amortized, but rather is subject to an annual impairment test.

ASC 350 requires goodwill to be tested for impairment at the reporting unit level at least annually, the fourth quarter, or between annual tests in certain circumstances, and written down when impaired. Goodwill is tested for impairment by comparing the fair value of the reporting unit with it carrying value.

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

MY SIZE, INC. AND ITS SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 3 - Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, other receivables, trade payables and accounts payable approximate their fair value due to the short-term maturities of such instruments. In addition, the carrying amounts of a long term loan is approximate to its fair value because there was no change in the market conditions since its exceptions.

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

	June 30, 2022
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial assets

Investment in marketable securities (*)	-	97	-

	June 30, 2022
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial liabilities

Derivatives	-	39	-

MY SIZE, INC. AND ITS SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 3 - Financial Instruments (Cont.)

	December 31, 2021
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial assets

Investment in marketable securities (*)	-	108	-

(*)	For the six and three-month periods ended June 30, 2022 and 2021, the recognized gain (loss) (based on quoted market prices with a discount due to security restrictions on iMine shares) of the marketable securities was ($11) and $3, and $(22) and $(27) respectively.

	December 31, 2021
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial liabilities

Derivatives	-	2	-

Note 4 - Stock Based Compensation

The stock-based expense equity awards recognized in the financial statements for services received is related to Cost of Revenues, Research and Development, Sales and Marketing and General and Administrative expenses as shown in the following table:

	Six months ended June 30,		Three months ended June 30,
	2022	2021	2022	2021

Stock-based compensation expense – Cost of revenues	28	-	7	-
Stock-based compensation expense - Research and development	18	70	6	9
Stock-based compensation expense - Sales and marketing	58	93	19	68
Stock-based compensation expense - General and administrative	58	69	16	12

	162	232	48	89

Options issued to consultants:

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

During the six and three-month period ended June 30,2022 and 2021, an amount of $7 and $4, and $7 and $4 respectively, were recorded by the Company as stock-based equity awards with respect to Consultants.

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

On May 25, 2020, the compensation committee of the Board of Directors of the Company reduced the exercise price of outstanding options of employees and directors of the Company for the purchase of an aggregate of 140,237 shares of common stock of the Company (with exercise prices ranging between $18.15 and $9.15) to $1.04 per share, which was the closing price for the Company’s common stock on May 22, 2020, and extended the term of the foregoing options for an additional one year from the original date of expiration. The incremental compensation cost resulting from the repricing was $53, and the expenses during the six-month period ended June 30, 2022 and 2021 were $2 and $1, respectively and the expenses during the three months ended June 30, 2022 and 2021 were $47 and $53, respectively.

On August 10, 2020, the Company’s shareholders approved an increase in the shares available for issuance under the 2017 Employee Plan from 200,000 to 1,450,000 shares. As a result, and pursuant to approval of the Company’s compensation committee that was contingent on the foregoing shareholder approval, the number of shares available for issuance under the Company’s 2017 Consultant Incentive Plan was reduced from 466,667 to 216,667 shares. On December 30, 2021, the Company’s shareholders approved an increase in the shares available for issuance under the 2017 Equity Incentive Plan from 1,450,000 shares to 5,770,000 shares.

During the six and three-month period ended June 30, 2022, the Company did not grant any stock options under the 2017 Employee Plan, no options were exercised and options to purchase 51,873 shares of common stock, expired.

The total stock option compensation expense during the six and three-month period ended June 30, 2022 and 2021 which was recorded was $44 and $171, and $15 and $103, respectively.

MY SIZE, INC. AND ITS SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 5 - Contingencies and Commitments

a.

On August 7, 2018, the Company commenced an action against North Empire LLC (“North Empire”) in the Supreme Court of the State of New York, County of New York for breach of a Securities Purchase Agreement (the “Agreement”) in which it is seeking damages in an amount to be determined at trial, but in no event less than $616 thousands. On August 2, 2018, North Empire filed a Summons with Notice against the Company, also in the same Court, in which they allege damages in an amount of $11.4 million arising from an alleged breach of the Agreement. On September 6, 2018 North Empire filed a Notice of Discontinuance of the action it had filed on August 2, 2018. On September 27, 2018, North Empire filed an answer and asserted counterclaims in the action commenced by the Company against them, alleging that the Company failed to deliver stock certificates to North Empire causing damage to North Empire in the amount of $10,958,589. North Empire also filed a third-party complaint against the Company’s CEO and now former Chairman of the Board asserting similar claims against them in their individual capacities. On October 17, 2018, the Company filed a reply to North Empire’s counterclaims. On November 15, 2018, the Company’s CEO and now former Chairman of the Board filed a motion to dismiss North Empire’s third-party complaint. On January 6, 2020, the Court granted the motion and dismissed the third-party complaint. Discovery has been completed and both parties have filed motions for summary judgment in connection with the claims and counterclaims. On December 30, 2021, the Court denied both My Size and North Empire’s motions for summary judgment, arguing there were factual issues to be determined at trial. On January 26, 2022, the Company filed a notice of appeal of the summary judgment decision. The appeal must be fully perfected and filed by September 24, 2022. On February 3, 2022, the Company filed a motion to reargue the Court’s decision denying the Company’s motion for summary judgment. On or about March 31, 2022, North Empire filed its opposition papers to the Company’s motion to reargue. On or about May 20, 2022 the Company filed its reply papers, in further support of its motion to reargue. That motion is now fully briefed and the Company is waiting on a decision from the Court.

The Company believes it is more likely than not that the counterclaims will be denied.

b.	On July 5, 2021, the Company was served with a legal complaint filed by Fidelity Venture Capital Ltd. and Dror Atzmon in the Magistrate’s Court in Tel Aviv for a monetary award in an amount of NIS 1,436,679 (approximately $450) and a declaratory relief. The plaintiffs allege that the Company breached its contractual obligations to pay them for services allegedly rendered to the Company by the plaintiffs under a certain consulting agreement dated July 2, 2014, in an amount of NIS 819,000 (approximately $256). Additionally, the plaintiffs allege that the Company should compensate them for losses allegedly incurred by them following their investment in the Company’s shares issued under a certain private offering. In the alternative, the plaintiffs move that the court will declare the investment agreement void with full restitution of plaintiffs’ original investment in an amount of NIS 1,329,650 (approximately $415). The Company filed its statement of defense on October 25, 2021. The first court preliminary hearing was held on March 1, 2022. Following the first preliminary hearing and the Court’s comments and recommendation, the plaintiffs filed a motion to strike out the claim without prejudice. On March 8, 2022 the Court ordered dismissal without prejudice of the claim. The Court also ruled that to the extent the plaintiffs will not move within 7 days to revise their motion do dismiss their claim “with prejudice”, the Company will be entitled to request an order for costs. On April 11, 2022 the Court ordered the plaintiffs to pay the Company’s costs in the amount of NIS 15,000, within 30 days.

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

The results of operations of Orgad have been included in the consolidated financial statements since the acquisition date of February 7, 2022. Orgad revenues included in the Company’s consolidated statement of operations from February 7, 2022 through June 30, 2022 were $1,112 and for the three-month period ended June 30, 2022 were $752. If the acquisition had occurred on January 1, 2021, management estimates that the consolidated pro forma revenues for the year would have been $2,768, and the net loss would have been $2,272.

(a)	Consideration transferred

The following table summarizes the acquisition date fair value of each major class of consideration:

USD
Thousands
Cash (*)	300
Issuance of shares of common stock (1,395,025 shares) (**)	457
Total consideration transferred	757

(*)	The cash payment is subject to working capital adjustments.

(**)	Quoted price as of acquisition date

In addition, the Company agreed to pay to the former owners of Orgad, on the two-year and the three-year anniversary of the closing, $350,000 in each of these years provided that in the case of the second and third instalments certain revenue targets are met and subject further to certain downward post-closing adjustment. Furthermore, 1,395,024 shares of common stock will be issued in eight equal quarterly instalments until the lapse of two years from closing. Additional earn-out payments of 10% of the operating profit of Orgad for the years 2022 and 2023 will also be paid. All of these payments are subject to the former owners being actively engaged with Orgad at the date such payment is due, and therefore were not taken as part of the consideration for the business combination.

During the six and three-month period ended June 30, 2022 an amount of $111 and $28 was recorded in respect of the cash instalments respectively, and $127 and $54 in respect of stocks issuance, respectively.

(b)	Identifiable assets acquired and liabilities assumed

Under the preliminary purchase price allocation, the Company allocated the purchase price to tangible and identified intangible assets acquired and liabilities assumed based on the preliminary estimates of their fair values, which were determined using generally accepted valuation techniques based on estimates and assumptions made by management at the time of the acquisition. Such estimates are subject to change during the measurement period which is not expected to exceed one year. The purchase price allocation was not finalized duo to examination of the net working capital of Orgad at the acquisition date. Any adjustments to the preliminary purchase price allocation identified during the measurement period will be recognized in the period in which the adjustments are determined.

MY SIZE, INC. AND ITS SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 6 – Business Combination (Cont.)

The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the acquisition date:

Thousands USD
Cash and Cash Equivalent	0
Trade receivables	89
Other receivables	239
Inventory	864
Fixed assets	55
Long-term deposits	31
Selling platform (*)	378
Goodwill	268
Short-term credit	(181)
Trade payables	(660)
Other payables	(101)
Long-term loan	(138)
Deferred Taxes	(87)
Total net assets acquired	757

(*)	The estimated useful lives of the selling platform are three years. During the six and three-month period ended June 30,2022 an amount of $52 and $32 was recorded in respect of amortization expenses.

(c)	Acquisition-related costs

The Company incurred transaction costs of approximately $55 and none during the six-month and three-month period ended June 31, 2022 which were included in general and administrative expenses in the consolidated statements of income (loss), (the total amount recorded during the first quarter of the year).

MY SIZE, INC. AND ITS SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 7 – Operating Segments

As a result of the business combination in the reporting period (see note 6), the company has two reportable segments: (i) fashion and equipment e-commerce platform and (ii) SaaS based innovative artificial intelligence driven measurement solutions. The fashion and equipment e-commerce platform which represent Orgad’s activity that was acquired by the Company, mainly operates on Amazon. The SaaS based innovative artificial intelligence driven measurement solutions, or SaaS Solutions operating segment consists of My Size Inc and My Size Israel.

Information related to the operations of the Company’s reportable operating segments is set forth below:

	Fashion and equipment e-commerce platform	SaaS Solutions	Total
For the six months ended June 30, 2022
Revenue	1,112	93	1,205
Operating (loss) income	71	(3,828)	(3,757)

For the three months ended June 30, 2022
Revenue	752	49	801
Operating (loss) income	(2)	(1,650)	(1,652)

	Fashion and equipment e-commerce platform	SaaS Solutions
For June 30, 2022:
Assets	1,860	8,806

Note 8 – Subsequent events

In July 2022, Amazon deactivated Orgad’s Amazon U.S. store as a result of complaints submitted due to an error in the listed manufacturer of certain products on Orgad’s store. Orgad resolved the complaints and is presently in the process of having its account reinstated.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provide information that we believe to be relevant to an assessment and understanding of our results of operations and financial condition for the periods described. This discussion should be read together with our condensed consolidated interim financial statements and the notes to the financial statements, which are included in this Quarterly Report on Form 10-Q. This information should also be read in conjunction with the information contained in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 31, 2022, or the Annual Report, including the consolidated annual financial statements as of December 31, 2021, and their accompanying notes included therein.

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

The Orgad Sellers are the sole title and beneficial owners of 100% of the shares of Orgad. In consideration of the shares of Orgad, the Orgad Sellers are entitled to receive (i) up to $1,000,000 in cash, or the Orgad Cash Consideration, (ii) an aggregate of 2,790,049 shares, or the Orgad Equity Consideration, of our common stock, and (iii) earn-out payments of 10% of the operating profit of Orgad for the years 2022 and 2023. The transaction closed on the same day.

The Orgad Cash Consideration is payable to the Orgad Sellers in three installments, according to the following payment schedule: (i) $300,000 which we paid upon closing, (ii) $350,000 payable on the two-year anniversary of the closing, and (iii) $350,000 payable on the three-year anniversary of the closing, provided that in the case of the second and third installments certain revenue targets are met and subject further to certain downward post-closing adjustment.

The Equity Consideration is payable to the Orgad Sellers according to the following payment schedule: (i) 1,395,025 shares were issued at closing, and (ii) 1,395,024 shares will be issued in eight equal quarterly installments until the lapse of two years from closing, subject to certain downward post-closing adjustment.

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

Results of Operations

The table below provides our results of operations for the periods indicated.

	Three months ended June 30		Six months ended June 30
	2022	2021	2022	2021
	(dollars in thousands)		(dollars in thousands)
Revenues	$801	$30	$1,205	$57
Cost of revenues	(479)	-	(730)	-
Gross profit	322	30	475	57
Research and development expenses	(390)	(3,007)	(802)	(3,380)
Sales and marketing	(895)	(731)	(1,854)	(1,277)
General and administrative	(689)	(605)	(1,576)	(1,229)
Operating loss	(1,652)	(4,313)	(3,757)	(5,829)
Financial income (expenses), net	(64)	(27)	(147)	32
Net loss	$(1,716)	$(4,340)	$(3,904)	$(5,797)

Six and Three Months Ended June 30, 2022 Compared to Six and Three Months Ended June 31, 2021

Revenues

We started to generate revenue in 2019 and we expect to incur additional losses to increase our sales and marketing efforts and to perform further research and development activities. Our revenues for the six months ended June 30, 2022 amounted to $1,205,000 compared to $57,000 for the six months ended June 30, 2021. Our revenues for the three months ended June 30, 2022 amounted to $801,000 compared to $30,000 for the three months ended June 30, 2021. The increase was primarily attributable to $1,112,000 in revenue generated from Orgad from February 7, 2022, the the date of closing of the Orgad acquisition, or the Acquisition Date, through to the end of the second quarter 2022 and to $752,000 in revenue generated from Orgad for the three months ended June 30, 2022.

Cost Of Revenues

Our cost of revenues expenses for the six and three months ended June 30, 2022 amounted to $730,000 and $479,000, respectively, compared to none for the six and three months ended June 30, 2021. The increase in comparison with the corresponding period was due to the cost of goods of the revenues generated from Orgad’s operations.

Research and Development Expenses

Our research and development expenses for the six months ended June 30, 2022 amounted to $802,000 compared to $3,380,000 for the six months ended June 30, 2021. The decrease in comparison with the corresponding period primarily resulted from share-based payment in the amount of $2,618,000 that was recorded in the corresponding period attributed to the share issuance to Shoshana Zigdon under the Amendment to Purchase Agreement dated May 26, 2021, and decrease in shared based expenses to employees.

Our research and development expenses for the three months ended June 30, 2022 amounted to $390,000 compared to $3,007,000 for the three months ended June 30, 2021. The decrease in comparison with the corresponding period primarily resulted from share-based payment in amount of $2,618,000 that was recorded in the corresponding period attributed to the share issuance to Shoshana Zigdon under the Amendment to Purchase Agreement dated May 26, 2021 and decrease in shared based expenses to employees.

Sales and Marketing Expenses

Our sales and marketing expenses for the six months ended June 30, 2022 amounted to $1,854,000 compared to $1,277,000 for the six months ended June 30, 2021. The increase in comparison with the corresponding period was mainly due to the hiring of new employees and expenses associated with Orgad activities, offset by a reduction in share-based payment expenses to employees and consultants.

Our sales and marketing expenses for the three months ended June 30, 2022 amounted to $895,000 compared to $731,000 for the three months ended June 30, 2021. The increase in comparison with the corresponding period was mainly due to expenses associated with Orgad activities, offset by a reduction in share-based payment expenses to employees and consultants.

General and Administrative Expenses

Our general and administrative expenses for the six months ended June 30, 2022 amounted to $1,576,000 compared to $1,229,000 for the six months ended June 30, 2021. The increase in comparison with the corresponding period was mainly due to professional services attributed to the Orgad acquisition expenses associated with Orgad activities.

Our general and administrative expenses for the three months ended June 30, 2022 amounted to $689,000 compared to $605,000 for the three months ended June 30, 2021. The increase in comparison with the corresponding period was mainly due to professional services attributed to the Orgad expenses associated with Orgad activities.

Operating Loss

As a result of the foregoing, for the six months ended June 30, 2022, our operating loss was $3,757,000 a decrease of $2,072,000 compared to our operating loss for the six months ended June 30, 2021 of $5,829,000.

As a result of the foregoing, for the three months ended June 30, 2022, our operating loss was $1,652,000 a decrease of $2,661,000 compared to our operating loss for the three months ended June 30, 2021 of $4,313,000.

Financial Income (Expenses), Net

Our financial expense, net for the six months ended June 30, 2022 amounted to $147,000 compared to financial income of $32,000 for the six months ended June 30, 2021. During the six months ended June 30, 2022, we had financial expenses mainly from exchange rate differences and revaluation of investment in marketable securities whereas in the corresponding period we had financial income primarily due revaluation of investment in marketable securities.

Our financial expense, net for the three months ended June 30, 2022 amounted to $64,000 compared to financial expenses of $27,000 for the three months ended June 30, 2021. During the three months ended June 30, 2022, we had financial expenses mainly from exchange rate differences and revaluation of investment in marketable securities whereas in the corresponding period we had financial expenses primarily due revaluation of investment in marketable securities and exchange rate differences offset in income from revaluation of derivative.

Net Loss

As a result of the foregoing, our net loss for the six months ended June 30, 2022 was $3,904,000, compared to net loss of $5,797,000 for the six months ended June 30, 2021. The decrease in the net loss was mainly due to the reasons mentioned above.

As a result of the foregoing, our net loss for the three months ended June 30, 2022 was $1,716,000, compared to net loss of $4,340,000 for the three months ended June 30, 2021. The decrease in the net loss was mainly due to the reasons mentioned above.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through public and private offerings of debt and equity in the State of Israel and in the U.S.

As of June 30, 2022, we had cash, cash equivalents, and restricted cash of $6,725,000 compared to $10,943,000 of cash, cash equivalents and restricted cash as of December 31, 2021. This decrease primarily resulted from our operating activities, the acquisition of Orgad, and resources that were deployed to grow Orgad’s business.

Cash used in operating activities amounted to $4,070,000 for the six months ended June 30, 2022, compared to $2,669,000 for the six months ended June 30, 2021. The increase in cash used in operating activities was mainly due to the acquisition of Orgad and working capital.

Net cash used in investing activities was $325,000 for the six months ended June 30, 2022, compared to cash provided by investing activities of $172,000 for the six months ended June 30, 2021. The increase from the corresponding period was mainly due to the acquisition of Orgad offset by changes in restricted deposits that occured in the six months ended June 30, 2021.

Net cash used in financing activities was $24,000 for the six months ended June 30, 2021, compared to cash provided by financing activities of $5,832,000 for the six months ended June 30, 2021. The cash flow from financing activities for the six months ended June 30, 2021 resulted from the public offerings that occurred in January 2021 and March 2021 and from proceeds that were received from an investor for warrants that were exercised.

We do not have any material commitments for capital expenditures during the next twelve months.

We expect that we will continue to generate losses and negative cash flows from operations for the foreseeable future. Based on the projected cash flows and cash balances as of June 30, 2022, we believe our existing cash will be sufficient to fund operations for a period less than 12 months. As a result, there is substantial doubt about our ability to continue as a going concern. We will need to raise additional capital, which may not be available on reasonable terms or at all. Additional capital would be used to accomplish the following:

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2022 were effective.

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

North Empire LLC

On August 7, 2018, we commenced an action against North Empire LLC (“North Empire”) in the Supreme Court of the State of New York, County of New York for breach of a Securities Purchase Agreement (the “Agreement”) in which we are seeking damages in an amount to be determined at trial, but in no event less than $616,000. On August 2, 2018, North Empire filed a Summons with Notice against the Company, also in the same Court, in which they allege damages in an amount of $11.4 million arising from an alleged breach of the Agreement. On September 6, 2018 North Empire filed a Notice of Discontinuance of the action it had filed on August 2, 2018. On September 27, 2018, North Empire filed an answer and asserted counterclaims in the action commenced by us against them, alleging that we failed to deliver stock certificates to North Empire causing damage to North Empire in the amount of $10,958,589. North Empire also filed a third-party complaint against our CEO and now former Chairman of the Board asserting similar claims against them in their individual capacities. On October 17, 2018, we filed a reply to North Empire’s counterclaims. On November 15, 2018, our CEO and now former Chairman of the Board filed a motion to dismiss North Empire’s third-party complaint. On January 6, 2020, the Court granted the motion and dismissed the third-party complaint. Discovery has been completed and both parties have filed motions for summary judgment in connection with the claims and counterclaims. On December 30, 2021, the Court denied both My Size and North Empire’s motions for summary judgment, arguing there were factual issues to be determined at trial. On January 26, 2022, we filed a notice of appeal of the summary judgment decision. The appeal must be fully perfected and filed by July 26, 2022. On February 3, 2022, we filed a motion to reargue the Court’s decision denying our motion for summary judgment. On or about March 31, 2022, North Empire filed its opposition papers to our motion to reargue. On or about May 20, 2022, we filed our reply papers, in further support of its motion to reargue. That motion is now fully briefed and we are waiting on a decision from the Court.

Item 1A. Risk Factors.

Except for the Risk Factors included in our previous filings made with the SEC and as set forth below, there have been no material changes to our risk factors from those disclosed in “Part I. Item 1A. Risk Factors” in the Form 10-K filed with the SEC on March 18, 2022.

A significant majority of Orgad’s revenue is from sales of products on Amazon’s U.S. Marketplace and any change, limitation or restriction on our ability to operate on Amazon’s platform or any other marketplace could have a material adverse impact to our business, results of operations, financial condition and prospects.

Orgad, our wholly owned subsidiary, operates an omnichannel e-commerce platform engaged in online retailing in the global market. It operates as a third-party seller on Amazon.com, eBay and others. A substantial percentage of Orgad’s revenue is driven by sales on Amazon’s U.S. marketplace and Orgad is subject to terms of service of Amazon and other maketplaces and various other seller policies and services that apply to third parties selling products on Amazon and other marketplaces. Generally, a marketplace has the right to terminate or suspend its agreement with Orgad at any time and for any reason. Such marketplace may take other actions against Orgad such as suspending or terminating a seller account or product listing and withholding payments owed to Orgad indefinitely. For example, in July 2022, Amazon deactivated Orgad’s Amazon U.S. store as a result of complaints submitted due to an error in the listed manufacturer of certain products on Orgad’s store. Orgad is in the process of having its account reinstated however if the deactivation were to continue for a prolonged period of time, or if Amazon were to terminate Orgad’s account, this would have a material adverse effect on our business, results of operations, financial condition and prospects. While Orgad endeavors to materially comply with the terms of services of the marketplaces on which it operates, we can provide no assurance that these marketplaces will have the same determination with respect to our compliance.

In addition, Amazon and other marketplaces can make changes to its platform that could require Orgad to change the manner in which it operates, limit its ability to successfully launch new products or increase its costs to operate and such changes could have an adverse effect on our business, results of operations, financial condition and prospects. Examples of changes that could impact us relate to platform fee charges (i.e., selling commissions), exclusivity, inventory warehouse availability, excluded products and limitations on sales and marketing. Any change, limitation or restriction on our ability to sell on Amazon’s platform or any other marketplace, even if temporary, could have a material impact on our business, results of operations, financial condition and prospects.

Orgad also relies on services provided by Amazon’s fulfillment platform, including Prime Certification, which provides for expedited shipping to the consumer, an important aspect in the buying decision for consumers. For products that Orgad fulfills itself, Orgad is qualified to offer our products for sale with Prime Certification delivery. Any inability to market our products for sale with expedited delivery provided under Prime Certification could have a material impact on our business, results of operations, financial condition and prospects. Failure to remain compliant with the best fulfillment practices on Amazon’s platform could have a material impact on our business, results of operations, financial condition and prospects. In addition, due to the COVID-19 pandemic, Amazon has changed the amount of inventory it accepts per product for a period of time. If this were to continue it could cause us to miss sales and/or pay additional shipping costs which would harm our business operations and financial conditions.

Orgad’s business depends on its ability to build and maintain strong product listings on e-commerce platforms. Orgad may not be able to maintain and enhance our product listings if it receives unfavorable customer complaints, negative publicity or otherwise fails to live up to consumers’ expectations, which could materially adversely affect our business, results of operations and growth prospects.

Maintaining and enhancing Orgad’s product listings is critical in expanding and growing its business. However, a significant portion of Orgad’s perceived performance to the customer depends on third parties outside of its control, including suppliers and third-party delivery agents as well as online retailers such as Amazon and eBay. Because Orgad’s agreements with its online retail partners are generally terminable at will, it may be unable to maintain these relationships, and our results of operations could fluctuate significantly from period to period. Because Orgad relies on third parties to deliver its products, it is subject to shipping delays or disruptions caused by inclement weather, natural disasters, labor activism, health epidemics or bioterrorism. It may also experience shipping delays or disruptions due to other carrier-related issues relating to their own internal operational capabilities. Further, Orgad relies on the business continuity plans of these third parties to operate during pandemics, like the COVID-19 pandemic, and it has limited ability to influence their plans, prevent delays, and/or cost increases due to reduced availability and capacity and increased required safety measures.

Customer complaints or negative publicity about its products, delivery times, or marketing strategies, even if not accurate, especially on blogs, social media websites and third-party market sites, could rapidly and severely diminish consumer view of Orgad’s product listings and result in harm to its brand. Customers may also make safety-related or other types of claims regarding products sold through our online retail partners, such as Amazon, which may result in an online retail partner removing the product from its marketplace. We also use and rely on other services from third parties, such as our telecommunications services, and those services may be subject to outages and interruptions that are not within our control.

Orgad faces risks related to successfully optimizing and operating its fulfillment and customer service operations.

Failures to adequately predict customer demand or otherwise optimize and operate its fulfillment and customer service operations successfully from time to time result in excess or insufficient fulfillment or customer service capacity, increased costs, and impairment charges, any of which could materially harm our business. As Orgad continues to add fulfillment and customer service capability or add new businesses with different requirements, its fulfillment and customer service operations become increasingly complex and operating them becomes more challenging. There can be no assurance that Orgad will be able to operate our operations effectively.

In addition, failure to optimize inventory in our fulfillment operations increases net shipping cost by requiring long-zone or partial shipments. Orgad may be unable to adequately staff its fulfillment and customer service operations. Orgad’s failure to properly handle such inventory or to accurately forecast product demand may result in it being unable to secure sufficient storage space or to optimize its fulfillment operations or cause other unexpected costs and other harm to our business and reputation.

Orgad relies on a limited number of shipping companies to deliver inventory to it and completed orders to our customers. The inability to negotiate acceptable terms with these companies or performance problems or other difficulties experienced by these companies could negatively impact our operating results and customer experience. In addition, Orgad’s ability to receive inbound inventory efficiently and ship completed orders to customers also may be negatively affected by natural or man-made disasters, extreme weather, geopolitical events and security issues, labor or trade disputes, and similar events.

The variability in Orgad’s retail business places increased strain on its operations.

Demand for Orgad’s product listings can fluctuate significantly for many reasons, including as a result of seasonality, promotions, product launches, or unforeseeable events, such as in response to natural or man-made disasters, extreme weather, or geopolitical events. For example, Orgad expects a disproportionate amount of our retail sales to occur during our fourth quarter. Failure to stock or restock popular products in sufficient amounts such that Orgad fails to meet customer demand could significantly affect our revenue and our future growth. If too many customers access the websites on which Orgad engages in online retailing within a short period of time due to increased demand, Orgad may experience system interruptions that make the websites unavailable or prevent us from efficiently fulfilling orders, which may reduce the volume of goods its offers or sell and the attractiveness of its products. In addition, Orgad may be unable to adequately staff for fulfillment of orders and customer service during these peak periods and delivery and other fulfillment companies and customer service co-sourcers may be unable to meet the seasonal demand.

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

My Size, Inc.

Date: August 15, 2022	By:	/s/ Ronen Luzon
Ronen Luzon
Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Or Kles
Or Kles
Chief Financial Officer (Principal Financial and Accounting Officer)

