Form 10-Q
period 2022-09-30
My Size, Inc.
filed 2022-11-14
CIK 1211805

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of November 8, 2022, 36,126,284 shares of common stock, par value $0.001 per share were issued and outstanding.

MY SIZE, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2022

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

My Size Inc. and Subsidiaries

Condensed Consolidated

Interim

Financial Statements

As of September 30, 2022

(unaudited)

U.S. Dollars in Thousands

1

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Financial Statements as of September 30, 2022 (Unaudited)

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Balance Sheets (Unaudited)

U.S. dollars in thousands (except share data and per share data)

	September 30,	December 31,
	2022	2021
	(Unaudited)	(Audited)

Assets
Current Assets:
Cash and cash equivalents	4,360	10,670
Restricted cash	262	273
Inventory, net	1,059	-
Account receivables	386	40
Other receivables and prepaid expenses	651	579
Total current assets	6,718	11,562

Long term deposit	28	-
Property and equipment, net	144	112
Right-of-use asset	659	776
Intangible asset	294	-
Goodwill	268	-
Investment in marketable securities	80	108
Total non-current assets	1,473	996

Total assets	8,191	12,558

Liabilities and stockholders’ equity

Current liabilities:
Account payables	596	453
Right of use liability	177	138
Bank overdraft and short-term loans	195	-
Trade payables	749	635
Other payables	390	-
Derivatives	28	2
Total current liabilities	2,135	1,228

Long term loans	86	-
Deferred tax liabilities	68	-
Long term right of use liability	368	473
Total non-current liabilities	522	473

Total liabilities	2,657	1,701

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity:
Stock Capital -
Common stock of $0.001 par value - Authorized: 200,000,000 shares; Issued and outstanding: 25,726,284 and 23,982,503 as of September 30, 2022 and December 31, 2021, respectively	26	24
Additional paid-in capital	57,213	56,430
Accumulated other comprehensive loss	(584)	(406)
Accumulated deficit	(51,121)	(45,191)
Total stockholders’ equity	5,534	10,857
Total liabilities and stockholders’ equity	8,191	12,558

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Statements of Comprehensive Loss (Unaudited)

U.S. dollars in thousands (except share data and per share data)

	Nine-Months Ended September 30,		Three-Months Ended September 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	1,931	88	726	31
Cost of revenues	(1,607)	-	(877)	-
Gross profit	324	88	(151)	31

Operating expenses
Research and development	(1,152)	(3,842)	(350)	(462)
Sales and marketing	(2,526)	(1,798)	(672)	(521)
General and administrative	(2,378)	(2,303)	(802)	(1,074)

Total operating expenses	(6,056)	(7,943)	(1,824)	(2,057)
Operating loss	(5,732)	(7,855)	(1,975)	(2,026)
Financial income (expenses), net	(198)	50	(51)	18
Net loss	(5,930)	(7,805)	(2,026)	(2,008)

Other comprehensive income (loss):

Foreign currency translation differences	(178)	(8)	(300)	8

Total comprehensive loss	(6,108)	(7,813)	(2,326)	(2,000)

Basic and diluted loss per share	(0.23)	(0.62)	(0.08)	(0.13)
Basic and diluted weighted average number of shares outstanding	25,300,239	12,546,022	25,639,095	15,044,184

The accompanying notes are an integral part of the interim condensed consolidated financial statements

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Statements of Changes in Stockholders’ Equity (Unaudited)

U.S. dollars in thousands (except share data and per share data)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number	Amount	capital	loss	deficit	equity

Balance as of January 1, 2022	23,982,503	24	56,430	(406)	(45,191)	10,857
Stock-based compensation related to options granted to employees and consultants	-	-	327	-	-	327
Issuance of shares in Business Combination (*)	1,743,781	2	456	-	-	458
Total comprehensive loss	-	-	-	(178)	(5,930)	(6,108)
Balance as of September 30, 2022	25,726,284	26	57,213	(584)	(51,121)	5,534

(*)	See note 6 a.

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number	Amount	capital	loss	deficit	equity

Balance as of January 1, 2021	7,232,836	7	37,164	(424)	(34,671)	2,076
Stock-based compensation related to options granted to employees and consultants	-	-	350	-	-	350
Exercise of options granted to employees (*)	4,458	*	-	-	-	-
Restricted shares issued to shareholder	2,500,000	3	2,615	-	-	2,618
Issuance of shares, net of issuance cost of $768	4,580,491	4	5,031	-	-	5,035
Exercise of warrants	751,802	1	821	-	-	822
Total comprehensive loss	-	-	-	(8)	(7,805)	(7,813)
Balance as of September 30, 2021	15,069,587	15	45,981	(432)	(42,476)	3,088

(*)	Represents an amount less than $1

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number	Amount	capital	loss	deficit	equity

Balance as of July 1, 2022	25,551,906	26	57,048	(284)	(49,095)	7,695
Stock-based compensation related to options granted to employees and consultants	-	-	165	-	-	165
Issuance of shares in Business Combination (*) (**)	174,378	-	-	-	-	-
Total comprehensive loss	-	-	-	(300)	(2,026)	(2,326)
Balance as of September 30, 2022	25,726,284	26	57,213	(584)	(51,121)	5,534

(*)	See note 6 a.
(**)	Represents an amount less than $1

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number	Amount	capital	loss	deficit	equity

Balance as of July 1, 2021	15,038,327	15	45,838	(440)	(40,468)	4,945
Stock-based compensation related to options granted to employees and consultants	-	-	118	-	-	118
Exercise of options granted to employees *	4,458	*	-	-	-	-
Exercise of warrants	26,802	*	25	-	-	25
Total comprehensive loss	-	-	-	8	(2,008)	(2,000)
Balance as of September 30, 2021	15,069,587	15	45,981	(432)	(42,476)	3,088

(*)	Represents an amount less than $1

The accompanying notes are an integral part of the interim condensed consolidated financial statements

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Statements of Cash Flows (Unaudited)

U.S. dollars in thousands

	Nine-Months Ended September 30,
	2022	2021
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	(5,930)	(7,805)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	116	31
Noncash lease expenses	30	32
Revaluation of derivatives	26	(1)
Revaluation of investment in marketable securities	28	(46)
Expenses arising from restricted shares issued to compensate waiver by a shareholder	-	2,618
Financing expenses	32	-
Stock based compensation	327	350
(Increase) in account receivables	(281)	(9)
Decrease in other receivables and prepaid expenses	140	359
(Increase) in inventory	(288)	-
Increase in other payables	390	-
(Decrease) in deferred tax liabilities	(19)	-
(Decrease) Increase in trade payables	(503)	176
Increase in account payables	74	311

Net cash used in operating activities	(5,858)	(3,984)

Cash flows from investing activities:
Acquisition of a subsidiary, net of cash acquired	(300)	-
Change in restricted deposits	-	184
Purchase of property and equipment	(27)	(12)

Net cash provided by (used in) investing activities	(327)	172

Cash flows from financing activities:
Proceeds from issuance of shares, net of issuance costs	-	5,035
Short term loans	18	-
Repayment of short-term loans	(15)	-
Repayment of long-term loans	(42)
Proceeds from Exercise of warrants	-	822

Net cash provided by (used in) financing activities	(39)	5,857

Effect of exchange rate fluctuations on cash and cash equivalents	(97)	(10)

Increase (decrease) in cash, cash equivalents and restricted cash (*)	(6,321)	2,035
Cash, cash equivalents and restricted cash at the beginning of the period	10,943	1,774

Cash, cash equivalents and restricted cash at the end of the period	4,622	3,809

Non cash activities:
Shares issued in Acquisition of a subsidiary	457	-
Restricted shares issued to shareholder	-	2,618

(*)	$6,310 relates to change in cash and cash equivalents and $11 to change in restricted cash.

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

The Company has five subsidiaries, My Size Israel 2014 Ltd (“My Size Israel”), Topspin Medical (Israel) Ltd., and Orgad all of which are incorporated in Israel, and My Size LLC which was incorporated in the Russian Federation and Naiz Bespoke Technologies, S.L., a limited liability company incorporated under the laws of Spain (see note 9). References to the Company include the subsidiaries unless the context indicates otherwise.

b.

During the nine-month period ended September 30, 2022, the Company has incurred significant losses and negative cash flows from operations and has an accumulated deficit of $51,121. The Company has financed its operations mainly through fundraising from various investors.

The Company’s management expects that the Company will continue to generate losses and negative cash flows from operations for the foreseeable future. Based on the projected cash flows and cash balances as of September 30, 2022, management is of the opinion that its existing cash will be sufficient to fund operations for a period less than 12 months. As a result, there is substantial doubt about the Company’s ability to continue as a going concern.

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

c.	In late 2019, a novel strain of COVID-19, also known as coronavirus, was reported in Wuhan, China. While initially the outbreak was largely concentrated in China, it spread globally. Many countries around the world, including Israel, have from time to time implemented significant governmental measures to control the spread of the virus, including temporary closure of businesses, severe restrictions on travel and the movement of people, and other material limitations on the conduct of business. While the COVID-19 pandemic did not materially adversely affect the Company’s consolidated financial results and operations during the three and nine months ended September 30, 2022, the COVID-19 pandemic affected the Company’s operations in 2020 and 2021. The pandemic may continue to have an impact on the Company’s business, operations, and financial results and conditions, directly and indirectly, including, without limitation, impacts on the health of the Company’s management and employees, its operations, marketing and sales activities, and on the overall economy. The extent to which COVID-19 impacts the Company’s operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the outbreak, and the actions that may be required to contain COVID-19 or treat its impact.

Note 2 - Significant Accounting Policies

a.	Unaudited condensed consolidated financial statements:

The accompanying unaudited condensed consolidated interim financial statements included herein have been prepared by the Company in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements are comprised of the financial statements of the Company. In management’s opinion, the interim financial data presented includes all adjustments necessary for a fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by U.S. generally accepted accounting principles (“GAAP”) has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2022.

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

The significant accounting policies followed in the preparation of these unaudited interim condensed consolidated financial statements are identical to those applied in the preparation of the latest annual financial statements, except the following new policies which were adopted following the business combination (see note 6):

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

Since the acquisition of Orgad (see note 6 - Business combination), the Company’s revenues are comprised of two main categories: (1) selling products to customers, and (2) licensing cloud-enabled software subscriptions, associated software maintenance and support.

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

	September 30, 2022
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial assets

Investment in marketable securities (*)	-	80	-

	September 30, 2022
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial liabilities

Derivatives	-	28	-

MY SIZE, INC. AND ITS SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 3 - Financial Instruments (Cont.)

	December 31, 2021
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial assets

Investment in marketable securities (*)	-	108	-

(*)	For the nine and three-month periods ended September 30, 2022 and 2021, the recognized gain (loss) (based on quoted market prices with a discount due to security restrictions on iMine shares) of the marketable securities was ($28) and $(17), and $46 and $24 respectively.

	December 31, 2021
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial liabilities

Derivatives	-	2	-

Note 4 - Stock Based Compensation

The stock-based expense equity awards recognized in the financial statements for services received is related to Cost of Revenues, Research and Development, Sales and Marketing and General and Administrative expenses as shown in the following table:

	Nine months ended September 30,		Three months ended September 30,
	2022	2021	2022	2021

Stock-based compensation expense – Cost of revenues	67	-	39	-
Stock-based compensation expense - Research and development	22	103	4	33
Stock-based compensation expense - Sales and marketing	115	164	57	71
Stock-based compensation expense - General and administrative	123	83	65	14

	327	350	165	118

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

During the nine and three-month period ended September 30,2022 and 2021, an amount of $7 and $10, and none and $3 respectively, were recorded by the Company as stock-based equity awards with respect to Consultant 14.

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

On May 25, 2020, the compensation committee of the Board of Directors of the Company reduced the exercise price of outstanding options of employees and directors of the Company for the purchase of an aggregate of 140,237 shares of common stock of the Company (with exercise prices ranging between $18.15 and $9.15) to $1.04 per share, which was the closing price for the Company’s common stock on May 22, 2020, and extended the term of the foregoing options for an additional one year from the original date of expiration. The incremental compensation cost resulting from the repricing was $53, and the expenses during the nine-month period ended September 30, 2022 and 2021 were $2 and $1.

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

On September 29, 2022, the Compensation Committee of the Company approved grants of restricted share awards under the Company’s 2017 Equity Incentive Plan to Ronen Luzon (CEO), Or Kles (CFO), Billy Pardo (COO), Ilia Turchinsky (CTO) and Ezequiel Javier Brandwain (CCO), pursuant to which were issued 2,500,000 restricted shares, 600,000 restricted shares, 600,000 restricted shares, 400,000 restricted shares and 300,000 restricted shares, respectively. Each restricted share awarded under section 102 Capital Gain Restricted Stock Award Agreement (the “Agreement”). The restricted shares shall vest in three equal installments on January 1, 2023, January 1, 2024 and January 1, 2025 for Ronen Luzon, Or Kles, Billy Pardo and Ilia Turchinsky and on January 27, 2023, January 27, 2024 and January 27, 2025 for Ezequiel Javier Brandwain, conditioned upon continuous employment with the Company, and subject to accelerated vesting upon a change in control of the Company.

On the same day, the Company granted five-year options to purchase up to 250,000 ordinary shares to other employees of the Company at an exercise price of $0.21 per share. The options vest in over three years in three equal portions from the vesting commencement date.

The fair value of each option award is estimated on the date of grant using the Binomial option-pricing model that used the weighted average assumptions in the following table. The risk free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

2022 grants
Dividend yield	0%
Expected volatility	96.52%
Risk-free interest	4.06%
Contractual term of up to (years)	5
Suboptimal exercise multiple (NIS)	5

During the nine and three-month period ended September 30, 2022, the Company granted 4,650,000 restricted stock and stock options under the 2017 Employee Plan, no options were exercised and options to purchase 51,873 shares of common stock, expired.

The total stock option compensation expense during the nine and three-month period ended September 30, 2022 and 2021 which was recorded was $53 and $234, and $9 and $312, respectively.

MY SIZE, INC. AND ITS SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 5 - Contingencies and Commitments

a.

On August 7, 2018, the Company commenced an action against North Empire LLC (“North Empire”) in the Supreme Court of the State of New York, County of New York for breach of a Securities Purchase Agreement (the “Agreement”) in which it is seeking damages in an amount to be determined at trial, but in no event less than $616 thousands. On August 2, 2018, North Empire filed a Summons with Notice against the Company, also in the same Court, in which they allege damages in an amount of $11.4 million arising from an alleged breach of the Agreement. On September 6, 2018 North Empire filed a Notice of Discontinuance of the action it had filed on August 2, 2018. On September 27, 2018, North Empire filed an answer and asserted counterclaims in the action commenced by the Company against them, alleging that the Company failed to deliver stock certificates to North Empire causing damage to North Empire in the amount of $10,958,589. North Empire also filed a third-party complaint against the Company’s CEO and now former Chairman of the Board asserting similar claims against them in their individual capacities. On October 17, 2018, the Company filed a reply to North Empire’s counterclaims. On November 15, 2018, the Company’s CEO and now former Chairman of the Board filed a motion to dismiss North Empire’s third-party complaint. On January 6, 2020, the Court granted the motion and dismissed the third-party complaint. Discovery has been completed and both parties have filed motions for summary judgment in connection with the claims and counterclaims. On December 30, 2021, the Court denied both My Size and North Empire’s motions for summary judgment, arguing there were factual issues to be determined at trial. On January 26, 2022, the Company filed a notice of appeal of the summary judgment decision. The Company filed its appellant brief on or about October 26, 2022. On February 3, 2022, the Company filed a motion to reargue the Court’s decision denying the Company’s motion for summary judgment. On or about March 31, 2022, North Empire filed its opposition papers to the Company’s motion to reargue. On or about September 12, 2022 the Court issued its decision and order denying the Company’s motion to reargue. North Empire is due to file its opposing brief on or about December 7, 2022.

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

The results of operations of Orgad have been included in the consolidated financial statements since the acquisition date of February 7, 2022. Orgad revenues included in the Company’s consolidated statement of operations from February 7, 2022 through September 30, 2022 were $1,797 and for the three-month period ended September 30, 2022 were $685. If the acquisition had occurred on January 1, 2021, management estimates that the consolidated pro forma revenues for the year would have been $2,768, and the net loss would have been $2,272.

(a)	Consideration transferred

The following table summarizes the acquisition date fair value of each major class of consideration:

USD
Thousands
Cash (*)	300
Issuance of shares of common stock (1,743,781 shares) (**)	457
Total consideration transferred	757

(*)	The cash payment is subject to working capital adjustments.

(**)	Quoted price as of the acquisition date

In addition, the Company agreed to pay to the former owners of Orgad, on the two-year and the three-year anniversary of the closing, $350,000 in each of these years provided that in the case of the second and third instalments certain revenue targets are met and subject further to certain downward post-closing adjustment. Furthermore, 1,743,781 shares of common stock will be issued in eight equal quarterly instalments until the lapse of two years from closing. Additional earn-out payments of 10% of the operating profit of Orgad for the years 2022 and 2023 will also be paid. All of these payments are subject to the former owners being actively engaged with Orgad at the date such payment is due, and therefore were not taken as part of the consideration for the business combination.

During the nine and three-month period ended September 30, 2022 an amount of $328 and $201 was recorded in respect of the cash instalments respectively, and $267 and $156 in respect of stocks issuance, respectively.

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

MY SIZE, INC. AND ITS SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 6 – Business Combination (Cont.)

The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the acquisition date:

Thousands USD
Cash and Cash Equivalent	0
Trade receivables	89
Other receivables	239
Inventory	864
Fixed assets	55
Long-term deposits	31
Selling platform (*)	378
Goodwill	268
Short-term credit	(181)
Trade payables	(660)
Other payables	(101)
Long-term loan	(138)
Deferred Taxes	(87)
Total net assets acquired	757

(*)	The estimated useful life of the selling platform is three years. During the nine and three-month period ended September 30,2022 an amount of $84 and $32 was recorded in respect of amortization expenses.

(c)	Acquisition-related costs

The Company incurred transaction costs of approximately $55 and none during the nine-month and three-month period ended September 30, 2022 which were included in general and administrative expenses in the consolidated statements of income (loss), (the total amount recorded during the first quarter of the year).

MY SIZE, INC. AND ITS SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 7 – Operating Segments

As a result of the business combination in the reporting period (see note 6), the Company has two reportable segments: (i) fashion and equipment e-commerce platform, and (ii) SaaS based innovative artificial intelligence driven measurement solutions. The fashion and equipment e-commerce platform which represent Orgad’s activity that was acquired by the Company, mainly operates on Amazon. The SaaS based innovative artificial intelligence driven measurement solutions, or SaaS Solutions operating segment consists of My Size Inc and My Size Israel.

Information related to the operations of the Company’s reportable operating segments is set forth below:

	Fashion and equipment e-commerce platform	SaaS Solutions	Total
For the nine months ended September 30, 2022
Revenue	1,797	134	1,931
Operating (loss) income	(215)	(5,517)	(5,732)

For the three months ended September 30, 2022
Revenue	685	41	726
Operating (loss) income	(286)	(1,689)	(1,975)

	Fashion and equipment e-commerce platform	SaaS Solutions
For September 30, 2022:
Assets	1,697	6,494

Note 8 – Significant events during the reporting period

1.	In July 2022, Amazon deactivated Orgad’s Amazon U.S. store as a result of complaints submitted due to an error in the listed manufacturer of certain products on Orgad’s store. Orgad resolved the complaints and the account was reinstated during September. During the deactivation period, Orgad generated revenues through other sales channels.
2.	In August 2022, the Company established a joint venture (“JV”) in Brazil with Santista Têxtil. The Company holds 51% and Santista Têxtil holds 49% of the JV. The purpose of the JV is to serve the Brazilian market according to the business plan that was set. Both parties agree to make an initial investment in the JV of 1 million BRL per the holding percentage. As of the reporting date, the JV is in process of establishing its operation.

Note 9 – Subsequent events

On October 7, 2022, the Company  entered into Share Purchase Agreement (the “Agreement”) with the five shareholders of Naiz Fit (the “Sellers”), pursuant to which the Sellers agreed to sell to the Company all of the issued and outstanding shares of Naiz Bespoke Technologies, S.L., a limited liability company incorporated under the laws of Spain (“Naiz”). The acquisition of Naiz was completed on October 11, 2022.

In consideration of the purchase of the shares of Naiz, the agreement provides that the Sellers are entitled to receive (i) an aggregate amount of 6,000,000 shares (the “Equity Consideration”) of the Company’s common stock (the “Shares”), representing in the aggregate, immediately prior to the issuance of such shares at the closing of the transaction, not more than 19.9% of the issued and outstanding Shares and (ii) up to US$2,050,000 in cash (the “Cash Consideration”).

The Company shall make an additional cash payment (the “Shortfall Value”) of $459,240 to the Sellers within 45 days of the Company’s receipt of Naiz’s 2025 audited financial statements; provided that certain revenue targets are met.

The Cash Consideration will be paid to the Sellers in five installments, according to the following payment schedule: (i) US$500,000 at closing, (ii) up to US$500,000 within 45 days of the Company’s receipt of Naiz’s 2022 audited financial statements, (iii) up to US$350,000 within 45 days of the Company’s receipt of Naiz’s unaudited financial statements for the six months ended June 30, 2023, (iv) up to US$350,000 within 45 days of the Company’s receipt of Naiz’s unaudited financial statements for the six months ended December 31, 2023, and (v) up to US$350,000 within 45 days of the Company’s receipt of Naiz’s 2024 audited financial statements; provided that in the case of the second, third, fourth and fifth installments certain revenue targets are met.

The payment of the second, third, fourth and fifth cash installments are further subject to the continuing employment or involvement of two of the shareholders which holds key position by or with Naiz at the date such payment is due (except if a Key Person is terminated from Naiz due to a Good Reason (as defined in the Agreement).

The required information for purchase price allocation in accordance with the FASB ASC Topic 805 is not fully presented because the initial accounting of the business combination not yet completed as of the date of the financial statements, due to the short period since acquisition and since the acquiree accounting records are not yet final.

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

Unless the context otherwise requires, all references to “we,” “us,” “our” or “the Company” in this Quarterly Report on Form 10-Q are to My Size, Inc. a Delaware corporation, and its subsidiaries, including MySize Israel 2014 Ltd, Topspin Medical (Israel) Ltd, Orgad International Marketing Ltd., or Orgad, My Size LLC and Naiz Bespoke Technologies, S.L taken as a whole.

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

Naiz Bespoke Technologies Acquisition

On October 7, 2022, My Size, Inc., or My Size, entered into a Share Purchase Agreement, or the Naiz Agreement, with Borja Cembrero Saralegui, or Borja, Aritz Torre Garcia, or Aritz, Whitehole, S.L., or Whitehole, Twinbel, S.L., or Twinbel and EGI Acceleration, S.L., or EGI. Each of Borja, Aritz, Whitehole, Twinbel and EGI shall be referred to as the Naiz Sellers herein. Pursuant to the Naiz Agreement, the Naiz Sellers agreed to sell to My Size all of the issued and outstanding equity of Naiz, a limited liability company incorporated under the laws of Spain. The acquisition of Naiz was completed on October 11, 2022.

In consideration of the purchase of the shares of Naiz, the Naiz Agreement provided that the Naiz Sellers are entitled to receive (i) an aggregate of 6,000,000 shares, or the Naiz Equity Consideration, of My Size common stock, or the Shares, representing in the aggregate, immediately prior to the issuance of such shares at the closing of the transaction, not more than 19.9% of the issued and outstanding Shares and (ii) up to US$2,050,000 in cash, the Naiz Cash Consideration.

The Naiz Equity Consideration was issued to the Naiz Sellers at closing of the transaction of which 2,365,800 shares of My Size common stock were issued to Whitehole constituting 6.6% of our outstanding shares following such issuance. The Naiz Agreement also provides that, in the event that the actual value of the Naiz Equity Consideration (based on the average closing price of the Shares on the Nasdaq Capital Market over the 10 trading days prior to the closing of the transaction, or the Equity Value Averaging Period) is less than US$1,650,000, My Size shall make an additional cash payment, or the Shortfall Value to the Naiz Sellers within 45 days of our receipt of Naiz’s 2025 audited financial statements; provided that certain revenue targets are met. Following the Equity Value Averaging Period, it was determined that the Shortfall Value is US$459,240.

The Naiz Cash Consideration is payable to the Naiz Sellers in five installments, according to the following payment schedule: (i) US$500,000 at closing, (ii) up to US$500,000 within 45 days of My Size’s receipt of Naiz’s 2022 audited financial statements, (iii) up to US$350,000 within 45 days of My Size’s receipt of Naiz’s unaudited financial statements for the six months ended June 30, 2023, (iv) up to US$350,000 within 45 days of My Size’s receipt of Naiz’s unaudited financial statements for the six months ended December 31, 2023, and (v) up to US$350,000 within 45 days of My Size’s receipt of Naiz’s 2024 audited financial statements; provided that in the case of the second, third, fourth and fifth installments certain revenue targets are met.

The payment of the second, third, fourth and fifth cash installments are further subject to the continuing employment or involvement of Borja and Aritz, or the Key Persons, by or with Naiz at the date such payment is due (except if a Key Person is terminated from Naiz due to a Good Reason (as defined in the Naiz Agreement).

The Naiz Agreement contains customary representations, warranties and indemnification provisions. In addition, the Naiz Sellers will be subject to non-competition and non-solicitation provisions pursuant to which they agree not to engage in competitive activities with respect to My Size’s business.

In connection with the Naiz Agreement, (i) each of the Naiz Sellers entered into six-month lock-up agreements, or the Lock-Up Agreement, with My Size, (ii) Whitehole, Twinbel and EGI entered into a voting agreement, or the Voting Agreement, with My Size and (iii) each of the Key Persons entered into employment agreements and services agreements with Naiz.

The Lock-Up Agreement provides that each Naiz Seller will not, for the six-month period following the closing of the transaction, (i) offer, pledge, sell, contract to sell, sell any option, warrant or contract to purchase, purchase any option, warrant or contract to sell, grant any option, right or warrant to purchase, or otherwise transfer or dispose of, directly or indirectly, any Shares or any securities convertible into or exercisable or exchangeable for Shares in each case, that are currently or hereafter owned of record or beneficially (including holding as a custodian) by such Naiz Seller, or publicly disclose the intention to make any such offer, sale, pledge, grant, transfer or disposition; or (ii) enter into any swap, short sale, hedge or other agreement that transfers, in whole or in part, any of the economic consequences of ownership of such Naiz Seller’s Shares regardless of whether any such transaction described in clause (i) or this clause (ii) is to be settled by delivery of Shares or such other securities, in cash or otherwise. The Lock-Up Agreement also contains an additional three-month “dribble-out” provision that provides following the expiration of the initial six-month lock-up period, without My Size’s prior written consent (which My Size shall be permitted to withhold at its sole discretion), each Naiz Seller shall not sell, dispose of or otherwise transfer on any given day a number of Shares representing more than the average daily trading volume of the Shares for the rolling 30 day trading period prior to the date on which such Seller executes a trade of the Shares.

The Voting Agreement provides that the voting of any Shares held by each of Whitehole, Twinbel and EGI, or the Naiz Acquisition Stockholders, will be exercised exclusively by a proxy designated by My Size’s board of directors from time to time, or the Proxy, and that each Naiz Acquisition Stockholder will irrevocably designate and appoint the then-current Proxy as its sole and exclusive attorney-in-fact and proxy to vote and exercise all voting right with respect to the Shares held by each Naiz Acquisition Stockholder. The Voting Agreement also provides that, if the voting power held by the Proxy, taking into account the proxies granted by the Naiz Acquisition Stockholders and the Shares owned by the Proxy, represents 20% or more of the voting power of My Size’s stockholders that will vote on an item, or the Voting Power, then the Proxy shall vote such number of Shares in excess of 19.9% of the Voting Power in the same proportion as the Shares that are voted by My Size’s other stockholders. The Voting Agreement will terminate on the earliest to occur of (i) such time that such Naiz Acquisition Stockholder no longer owns the Shares, (ii) the sale of all or substantially all of the assets of My Size or the consolidation or merger of My Size with or into any other business entity pursuant to which stockholders of My Size prior to such consolidation or merger hold less than 50% of the voting equity of the surviving or resulting entity, (iii) the liquidation, dissolution or winding up of the business operations of My Size, and (iv) the filing or consent to filing of any bankruptcy, insolvency or reorganization case or proceeding involving My Size or otherwise seeking any relief under any laws relating to relief from debts or protection of debtors.

Operations in Russia

In addition to our Israel operations, we have operations in Russia through our wholly owned subsidiary, My Size LLC. Specifically, we undertake some of our sales and marketing using personnel located in Russia. To date, the invasion of Ukraine by Russia has not had a material impact on our business.

Results of Operations

The table below provides our results of operations for the periods indicated.

	Three months ended September 30		Nine months ended September 30
	2022	2021	2022	2021
	(dollars in thousands)		(dollars in thousands)
Revenues	$726	$31	$1,931	$88
Cost of revenues	(877)	-	(1,607)	-
Gross profit	(151)	31	324	88
Research and development expenses	(350)	(462)	(1,152)	(3,842)
Sales and marketing	(672)	(521)	(2,526)	(1,798)
General and administrative	(802)	(1,074)	(2,378)	(2,303)
Operating loss	(1,975)	(2,026)	(5,732)	(7,855)
Financial income (expenses), net	(51)	18	(198)	50
Net loss	$(2,026)	$(2,008)	$(5,930)	$(7,805)

Nine and Three Months Ended September 30, 2022 Compared to Nine and Three Months Ended September 30, 2021

Revenues

We started to generate revenue in 2019 and we expect to incur additional losses to increase our sales and marketing efforts and to perform further research and development activities. Our revenues for the nine months ended September 30, 2022 amounted to $1,931,000 compared to $88,000 for the nine months ended September 30, 2021. Our revenues for the three months ended September 30, 2022 amounted to $726,000 compared to $31,000 for the three months ended September 30, 2021. The increase was primarily attributable to $1,797,000 in revenue generated from Orgad from February 7, 2022, the date of closing of the Orgad acquisition, or the Acquisition Date, through to the end of the third quarter 2022 and to $685,000 in revenue generated from Orgad for the three months ended September 30, 2022.

Cost Of Revenues

Our cost of revenues expenses for the nine and three months ended September 30, 2022 amounted to $1,607,000 and $877,000, respectively, compared to none for the nine and three months ended September 30, 2021. The cost of revenues includes cash and equity liabilities expenses in the amount of $149,000 and $89,000 for the nine and three months ended September 30, 2022 respectively. The increase in comparison with the corresponding period was due to the cost of goods of the revenues generated from Orgad’s operations.

Research and Development Expenses

Our research and development expenses for the nine months ended September 30, 2022 amounted to $1,152,000 compared to $3,842,000 for the nine months ended September 30, 2021. The decrease in comparison with the corresponding period primarily resulted from share-based payment in the amount of $2,618,000 that was recorded in the corresponding period attributed to the share issuance to Shoshana Zigdon under the Amendment to Purchase Agreement dated May 26, 2021, and a decrease in shared based expenses to employees.

Our research and development expenses for the three months ended September 30, 2022 amounted to $350,000 compared to $462,000 for the three months ended September 30, 2021. The decrease in comparison with the corresponding period primarily resulted from share-based payment to employees.

Sales and Marketing Expenses

Our sales and marketing expenses for the nine months ended September 30, 2022 amounted to $2,526,000 compared to $1,798,000 for the nine months ended September 30, 2021. The increase in comparison with the corresponding period was mainly due to the hiring of new employees and expenses associated with Orgad activities, offset by a reduction in share-based payment expenses to employees and consultants.

Our sales and marketing expenses for the three months ended September 30, 2022 amounted to $672,000 compared to $521,000 for the three months ended September 30, 2021. The increase in comparison with the corresponding period was mainly due to expenses associated with Orgad activities, offset by a reduction in share-based payment expenses to employees and consultants.

General and Administrative Expenses

Our general and administrative expenses for the nine months ended September 30, 2022 amounted to $2,378,000 compared to $2,303,000 for the nine months ended September 30, 2021. The increase in comparison with the corresponding period was mainly due to expenses associated with Orgad activities offset by a decrease in insurance expenses and professional services expenses.

Our general and administrative expenses for the three months ended September 30, 2022 amounted to $802,000 compared to $1,074,000 for the three months ended September 30, 2021. The decrease in comparison with the corresponding period was mainly due to a decrease in insurance offset by an increase in expenses associated with Orgad activities.

Operating Loss

As a result of the foregoing, for the nine months ended September 30, 2022, our operating loss was $5,732,000 a decrease of $2,123,000 compared to our operating loss for the nine months ended September 30, 2021 of $7,855,000.

As a result of the foregoing, for the three months ended September 30, 2022, our operating loss was $1,975,000 a decrease of $51,000 compared to our operating loss for the three months ended September 30, 2021 of $2,026,000.

Financial Income (Expenses), Net

Our financial expense, net for the nine months ended September 30, 2022 amounted to $198,000 compared to financial income of $50,000 for the nine months ended September 30, 2021. During the nine months ended September 30, 2022, we had financial expenses mainly from exchange rate differences and revaluation of investment in marketable securities whereas in the corresponding period we had financial income primarily due revaluation of investment in marketable securities.

Our financial expense, net for the three months ended September 30, 2022 amounted to $51,000 compared to financial income of $18,000 for the three months ended September 30, 2021. During the three months ended September 30, 2022, we had financial income mainly from exchange rate differences and revaluation of investment in marketable securities whereas in the corresponding period we had financial expenses primarily due revaluation of investment in marketable securities and exchange rate differences offset in income from revaluation of derivative.

Net Loss

As a result of the foregoing, our net loss for the nine months ended September 30, 2022 was $5,930,000, compared to a net loss of $7,805,000 for the nine months ended September 30, 2021. The decrease in the net loss was mainly due to the reasons mentioned above.

As a result of the foregoing, our net loss for the three months ended September 30, 2022 was $2,026,000, compared to a net loss of $2,008,000 for the three months ended September 30, 2021. The decrease in the net loss was mainly due to the reasons mentioned above.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through public and private offerings of debt and equity in the State of Israel and in the U.S.

As of September 30, 2022, we had cash, cash equivalents, and restricted cash of $4,622,000 compared to $10,943,000 of cash, cash equivalents and restricted cash as of December 31, 2021. This decrease primarily resulted from our operating activities, the acquisition of Orgad, and resources that were deployed to grow Orgad’s business.

Cash used in operating activities amounted to $5,858,000 for the nine months ended September 30, 2022, compared to $3,984,000 for the nine months ended September 30, 2021. The increase in cash used in operating activities was mainly due to the acquisition of Orgad and working capital.

Net cash used in investing activities was $327,000 for the nine months ended September 30, 2022, compared to cash provided by investing activities of $172,000 for the nine months ended September 30, 2021. The increase from the corresponding period was mainly due to the acquisition of Orgad offset by changes in restricted deposits that occurred in the nine months ended September 30, 2022.

Net cash used in financing activities was $39,000 for the nine months ended September 30, 2022, compared to cash provided by financing activities of $5,857,000 for the nine months ended September 30, 2021. The cash flow from financing activities for the nine months ended September 30, 2021 resulted from the public offerings that occurred in January 2021 and March 2021 and from proceeds that were received from an investor for warrants that were exercised.

We do not have any material commitments for capital expenditures during the next twelve months.

We expect that we will continue to generate losses and negative cash flows from operations for the foreseeable future. Based on the projected cash flows and cash balances as of September 30, 2022, we believe our existing cash will be sufficient to fund operations for a period less than 12 months. As a result, there is substantial doubt about our ability to continue as a going concern. We will need to raise additional capital, which may not be available on reasonable terms or at all. Additional capital would be used to accomplish the following:

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2022 were effective.

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

North Empire LLC

On August 7, 2018, we commenced an action against North Empire LLC (“North Empire”) in the Supreme Court of the State of New York, County of New York for breach of a Securities Purchase Agreement (the “Agreement”) in which we are seeking damages in an amount to be determined at trial, but in no event less than $616,000. On August 2, 2018, North Empire filed a Summons with Notice against the Company, also in the same Court, in which they allege damages in an amount of $11.4 million arising from an alleged breach of the Agreement. On September 6, 2018 North Empire filed a Notice of Discontinuance of the action it had filed on August 2, 2018. On September 27, 2018, North Empire filed an answer and asserted counterclaims in the action commenced by us against them, alleging that we failed to deliver stock certificates to North Empire causing damage to North Empire in the amount of $10,958,589. North Empire also filed a third-party complaint against our CEO and now former Chairman of the Board asserting similar claims against them in their individual capacities. On October 17, 2018, we filed a reply to North Empire’s counterclaims. On November 15, 2018, our CEO and now former Chairman of the Board filed a motion to dismiss North Empire’s third-party complaint. On January 6, 2020, the Court granted the motion and dismissed the third-party complaint. Discovery has been completed and both parties have filed motions for summary judgment in connection with the claims and counterclaims. On December 30, 2021, the Court denied both My Size and North Empire’s motions for summary judgment, arguing there were factual issues to be determined at trial. On January 26, 2022, we filed a notice of appeal of the summary judgment decision. The Company filed its appellant brief on or about October 26, 2022. On February 3, 2022, we filed a motion to reargue the Court’s decision denying our motion for summary judgment. On or about March 31, 2022, North Empire filed its opposition papers to our motion to reargue. On or about May 20, 2022, we filed our reply papers, in further support of its motion to reargue. On or about September 12, 2022 the Court issued its decision and order denying our motion to reargue. North Empire is due to file its opposing brief on or about December 7, 2022.

Item 1A. Risk Factors.

Not required for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibits

10.1*	Form of Section 102 Capital Gain Restricted Stock Award Agreement under the Company’s 2017 Equity Incentive Plan.
31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Schema
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Label Linkbase
101.PRE*	Inline XBRL Taxonomy Presentation Linkbase
104*	Cover Page Interactive Data File (formatted as Inline XBRL document and contained in Exhibit 101)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

My Size, Inc.

Date: November 14, 2022	By:	/s/ Ronen Luzon
Ronen Luzon
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Or Kles
Or Kles
Chief Financial Officer (Principal Financial and Accounting Officer)

