Form 10-K/A
period 2021-12-31
My Size, Inc.
filed 2023-02-03
CIK 1211805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Number of shares of common stock outstanding as of January 27, 2023 was 1,626,117*.

*Gives effect to the 1-for-25 reverse stock split of the registrants issued and outstanding shares of common stock, par value $0.001 per share, which became effective on December 8, 2022.

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

On March 18, 2022, My Size, Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Original Form 10-K”). This Amendment No. 1 (the “Amendment”) amends the Original Form 10-K solely to revise the consent of our independent registered public accounting firm, Somekh Chaikin, member firm of KPMG International (“KPMG”) filed originally as Exhibit 23.1. The consent included in the Original Form 10-K inadvertently omitted the incorporation by reference into the Company’s Registration Statement on Form S-3 (File No. 333-222535). The revised consent by KPMG is filed hereto as Exhibit 23.1.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) the Company is including in Item 19 of Part III with this Amendment the certifications required under the Sarbanes-Oxley Act of 2002.

Other than with respect to the foregoing, this Amendment speaks as of the filing date of the Original Form 10-K and, besides a 1-for-25 reverse stock split of the Company’s issued and outstanding shares of common stock, par value $0.001 per share, which became effective on December 8, 2022, does not reflect any other events occurring after the filing of the Original Form 10-K. No revisions are being made to the Company’s financial statements or any other disclosure contained in the Original Form 10-K. This Amendment does not otherwise update any other exhibits as originally filed.

2

EXHIBIT INDEX

Exhibit Number	Description

23.1*	Consent of Somekh Chaikin, member firm of KPMG International, independent registered public accounting firm

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Schema
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Label Linkbase
101.PRE*	Inline XBRL Taxonomy Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL document and contained in Exhibit 101)

*	Filed herewith.

+	Indicates a management contract or any compensatory plan, contract or arrangement

3

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on this 3rd day of February, 2023.

MY SIZE, INC.

/s/ Ronen Luzon
Ronen Luzon
Chief Executive Officer
(Principle Executive Officer)

/s/ Or Kles
Or Kles
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, this annual report on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronen Luzon	Chief Executive Officer and Director	February 3, 2023
Ronen Luzon	(Principle Executive Officer)

/s/ Or Kles	Chief Financial Officer	February 3, 2023
Or Kles	(Principal Financial and Accounting Officer)

/s/ Oren Elmaliah	Director	February 3, 2023
Oren Elmaliah

/s/ Arik Kaufman	Director	February 3, 2023
Arik Kaufman

/s/ Oron Branitzky	Director	February 3, 2023
Oron Branitzky

/s/ Guy Zimmerman	Director	February 3, 2023
Guy Zimmerman

4