Form 10-K
period 2022-12-31
My Size, Inc.
filed 2023-04-14
CIK 1211805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number 001-37370

MY SIZE, INC.

(Exact name of registrant as specified in charter)

Delaware	51-0394637
(State or jurisdiction of Incorporation or organization)	I.R.S Employer Identification No.

4 Hayarden, POB 1026, Airport City, Israel	7010000
(Address of principal executive offices)	(Zip code)

+972-3- 6009030

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	MYSZ	The Nasdaq Capital Market

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive- based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $25,551,906.

Number of shares of common stock outstanding as of March 31, 2023 was 2,446,780.

Documents Incorporated by Reference: None.

i

PART I

In this Annual Report on Form 10-K, unless the context requires otherwise, the terms “we,” “our,” “us,” or “the Company” refer to MySize, Inc., a Delaware corporation, and its subsidiaries, including MySize Israel 2014 Ltd. My Size LLC, Orgad International Marketing Ltd., or Orgad, and Naiz Bespoke Technologies, S.L, or Naiz, taken as a whole.

References to “U.S. dollars” and “$” are to currency of the United States of America, and references to “NIS” are to New Israeli Shekels. Unless otherwise indicated, U.S. dollar translations of NIS amounts presented in this Annual Report on Form 10-K for the year ended on December 31, 2022 are translated using the rate of NIS 3.358 to $1.00.

All information in this Annual Report on Form 10-K relating to shares or price per share reflects the 1-for-25 reverse stock split effected by us on December 8, 2022.

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

Any forward-looking statements are qualified in their entirety by reference to the risk factors discussed throughout this Annual Report on Form 10-K. Some of the risks, uncertainties and assumptions that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include but are not limited to:

●	our history of losses and needs for additional capital to fund our operations and our inability to obtain additional capital on acceptable terms, or at all;

●	risks related to our ability to continue as a going concern;

●	the new and unproven nature of the measurement technology markets;

●	our ability to achieve customer adoption of our products;

●	our ability to realize the benefits of our acquisitions of Orgad and Naiz;

●	our dependence on assets we purchased from a related party;

●	our ability to enhance our brand and increase market awareness;

●	our ability to introduce new products and continually enhance our product offerings;

●	the success of our strategic relationships with third parties;

●	information technology system failures or breaches of our network security;

●	competition from competitors;

●	our reliance on key members of our management team;

●	current or future litigation;

●	current or future unfavorable economic and market conditions and adverse developments with respect to financial institutions and associated liquidity risk; and

●	the impact of the political and security situation in Israel on our business.

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

ITEM 1. BUSINESS

Overview

We are an omnichannel e-commerce platform and provider of AI-driven apparel sizing and digital experience solutions that drive revenue growth and reduce costs for our business clients for online shopping and physical stores.

Our flagship innovative tech products, MySizeID, enables shoppers to generate highly accurate measurements of their body to find the accurate fitting apparel by using our application on their mobile phone or through MySizeID Widget: a simple questionnaire which uses a database collected over the years.

MySizeID syncs the user’s measurement data to a sizing chart integrated through a retailer’s (or a white labeled) mobile application, and only presents items for purchase that match their measurements to ensure a correct fit.

We are positioning ourselves as a consolidator of sizing solutions and new digital experience due to new developments for the fashion industry needs. Our other product offerings include First Look Smart Mirror for physical stores and Smart Catalog to empower brand design teams, which are designed to increase end consumer satisfaction, contributing to a sustainable world and reduce operation costs.

Recent Developments

Orgad Acquisition

On February 7, 2022, My Size Israel 2014 Ltd, or My Size Israel, entered into a Share Purchase Agreement, or the Orgad Agreement, with Amar Guy Shalom and Elad Bretfeld, or the Orgad Sellers, pursuant to which the Orgad Sellers agreed to sell to My Size Israel all of the issued and outstanding equity of Orgad.

Orgad operates an omnichannel e-commerce platform engaged in online retailing in the global market. It operates as a third-party seller on Amazon.com, eBay and others. Orgad currently manages more than 1,000 stock-keeping units, or SKUs, mainly in fashion, apparel and shoes.

The Orgad Sellers are the sole title and beneficial owners of 100% of the shares of Orgad. In consideration of the shares of Orgad, the Orgad Sellers are entitled to receive (i) up to $1,000,000 in cash, or the Orgad Cash Consideration, (ii) an aggregate of 111,602 shares, or the Orgad Equity Consideration, of our common stock, and (iii) earn-out payments of 10% of the operating profit of Orgad for the years 2022 and 2023. The transaction closed on the same day.

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

The Equity Consideration is payable to the Orgad Sellers according to the following payment schedule: (i) 55,801 shares were issued at closing, and (ii) 55,801 shares will be issued in eight equal quarterly installments until the lapse of two years from closing, subject to certain downward post-closing adjustment.

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

Naiz Acquisition

On October 7, 2022, we entered into a Share Purchase Agreement, or the Naiz Agreement, with Borja Cembrero Saralegui, or Borja, Aritz Torre Garcia, or Aritz, Whitehole, S.L., or Whitehole, Twinbel, S.L., or Twinbel and EGI Acceleration, S.L., or EGI. Each of Borja, Aritz, Whitehole, Twinbel and EGI shall be referred to as the Naiz Sellers herein. Pursuant to the Naiz Agreement, the Naiz Sellers agreed to sell to My Size all of the issued and outstanding equity of Naiz, a limited liability company incorporated under the laws of Spain. The acquisition of Naiz was completed on October 11, 2022.

In consideration of the purchase of the shares of Naiz, the Naiz Agreement provided that the Naiz Sellers are entitled to receive (i) an aggregate of 240,000 shares, or the Naiz Equity Consideration, of My Size common stock, or the Shares, representing in the aggregate, immediately prior to the issuance of such shares at the closing of the transaction, not more than 19.9% of the issued and outstanding Shares and (ii) up to $2,050,000 in cash, the Naiz Cash Consideration.

The Naiz Equity Consideration was issued to the Naiz Sellers at closing of the transaction of which 94,632 shares of My Size common stock were issued to Whitehole constituting 6.6% of our outstanding shares following such issuance. The Naiz Agreement also provides that, in the event that the actual value of the Naiz Equity Consideration (based on the average closing price of the Shares on the Nasdaq Capital Market over the 10 trading days prior to the closing of the transaction, or the Equity Value Averaging Period) is less than $1,650,000, My Size shall make an additional cash payment, or the Shortfall Value to the Naiz Sellers within 45 days of our receipt of Naiz’s 2025 audited financial statements; provided that certain revenue targets are met. Following the Equity Value Averaging Period, it was determined that the Shortfall Value is $459,240.

The Naiz Cash Consideration is payable to the Naiz Sellers in five installments, according to the following payment schedule: (i) US$500,000 at closing, (ii) up to US$500,000 within 45 days of My Size’s receipt of Naiz’s 2022 audited financial statements, (iii) up to US$350,000 within 45 days of My Size’s receipt of Naiz’s unaudited financial statements for the six months ended June 30, 2023, (iv) up to $350,000 within 45 days of My Size’s receipt of Naiz’s unaudited financial statements for the six months ended December 31, 2023, and (v) up to $350,000 within 45 days of My Size’s receipt of Naiz’s 2024 audited financial statements; provided that in the case of the second, third, fourth and fifth installments certain revenue targets are met.

The payment of the second, third, fourth and fifth cash installments are further subject to the continuing employment or involvement of Borja and Aritz, or the Key Persons, by or with Naiz at the date such payment is due (except if a Key Person is terminated from Naiz due to a Good Reason (as defined in the Naiz Agreement).

The Naiz Agreement contains customary representations, warranties and indemnification provisions. In addition, the Naiz Sellers are subject to non-competition and non-solicitation provisions pursuant to which they agree not to engage in competitive activities with respect to My Size’s business.

In connection with the Naiz Agreement, (i) each of the Naiz Sellers entered into six-months lock-up agreements, or the Lock-Up Agreement, with My Size, (ii) Whitehole, Twinbel and EGI entered into a voting agreement, or the Voting Agreement, with My Size and (iii) each of the Key Persons entered into employment agreements and services agreements with Naiz.

The Lock-Up Agreement provides that each Naiz Seller will not, for the six-months period following the closing of the transaction, (i) offer, pledge, sell, contract to sell, sell any option, warrant or contract to purchase, purchase any option, warrant or contract to sell, grant any option, right or warrant to purchase, or otherwise transfer or dispose of, directly or indirectly, any Shares or any securities convertible into or exercisable or exchangeable for Shares in each case, that are currently or hereafter owned of record or beneficially (including holding as a custodian) by such Naiz Seller, or publicly disclose the intention to make any such offer, sale, pledge, grant, transfer or disposition; or (ii) enter into any swap, short sale, hedge or other agreement that transfers, in whole or in part, any of the economic consequences of ownership of such Naiz Seller’s Shares regardless of whether any such transaction described in clause (i) or this clause (ii) is to be settled by delivery of Shares or such other securities, in cash or otherwise. The Lock-Up Agreement also contains an additional three-months “dribble-out” provision that provides following the expiration of the initial six-months lock-up period, without My Size’s prior written consent (which My Size shall be permitted to withhold at its sole discretion), each Naiz Seller shall not sell, dispose of or otherwise transfer on any given day a number of Shares representing more than the average daily trading volume of the Shares for the rolling 30 day trading period prior to the date on which such Seller executes a trade of the Shares.

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

Warehouse Fire

On January 2, 2023, Orgad experienced a fire at its warehouse in Israel. we are not aware of any casualties or injuries associated with the fire. We shifted Orgad’s operation to its headquarters. The value of the inventory that was in the warehouse was approximately $450,000. We believe that this incident did not affect the future sales results of Orgad for the year of 2023. The inventory was not insured and it is too early to determine the potential impact of this incident on the other parties that were involved in the incident (lessor and others that leased properties near the warehouse).

January 2023 Financing

On January 10, 2023, we entered into a securities purchase agreement, or the RD Purchase Agreement, pursuant to which we agreed to sell and issue in the RD Offering an aggregate of 162,000 of our shares of common stock, or the RD Shares, and pre-funded warrants, or the Pre-funded Warrants, to purchase up to 279,899 shares of common stock and, in a concurrent private placement, unregistered warrants to purchase up to 883,798 shares of common stock, or the RD Warrants, consisting of Series A warrants, or Series A Warrants, to purchase up to 441,899 shares of common stock and Series B warrants, or Series B Warrants, to purchase up to 441,899 shares of common stock, at an offering price of $3.055 per RD Share and associated Series A and Series B Warrants and an offering price of $3.054 per Pre-funded Warrant and associated Series A and Series B Warrants.

In addition, we entered into a securities purchase agreement, or the PIPE Purchase Agreement, and together with the RD Purchase Agreement, the Purchase Agreements, pursuant to which we agreed to sell and issue in the PIPE Offering an aggregate of up to 540,098 unregistered Pre-funded Warrants and unregistered warrants to purchase up to an aggregate of 1,080,196 shares of common stock, or the PIPE Warrants and together with the RD Warrants, the Warrants, consisting of Series A Warrants to purchase up to 540,098 shares of common stock and Series B Warrants to purchase up to 540,098 shares of common stock at an offering price of $3.054 per Pre-funded Warrant and associated Series A and Series B Warrants.

The Pre-funded Warrants are immediately exercisable at an exercise price of $0.001 per share and will not expire until exercised in full. The Warrants are immediately exercisable upon issuance at an exercise price of $2.805 per share, subject to adjustment as set forth therein. The Series A Warrants have a term of five and one-half years from the date of issuance and the Series B Warrants have a term of 28 months from the date of issuance. The Warrants may be exercised on a cashless basis if there is no effective registration statement registering the shares underlying the warrants.

In connection with the PIPE Purchase Agreement, we entered into a registration rights agreement, or the Registration Rights Agreement. Pursuant to the Registration Rights Agreement, we are required to file a resale registration statement, or the Registration Statement, with the Securities and Exchange Commission, or the SEC, to register for resale the shares issuable upon exercise of the unregistered Pre-funded Warrants and the Series A and Series B Warrants, within 20 days of the signing date of the PIPE Purchase Agreement, or the Signing Date, and to have such Registration Statement declared effective within 60 days after the Signing Date in the event the Registration Statement is not reviewed by the SEC, or 90 days of the Signing Date in the event the Registration Statement is reviewed by the SEC. we will be obligated to pay certain liquidated damages if we fail to maintain the effectiveness of the Registration Statement.

The Purchase Agreements and the Registration Rights Agreements also contain representations, warranties, indemnification and other provisions customary for transactions of this nature. In addition, subject to limited exceptions, the Purchase Agreements provide that for a period of one year following the closing of the Offerings, we will not effect or enter into an agreement to effect a “variable rate transaction” as defined in the Purchase Agreements.

Aggregate gross proceeds to the Company in respect of the Offerings was approximately $3.0 million, before deducting fees payable to the placement agent and other offering expenses payable by the Company.

We also entered into a letter agreement, or the Engagement Agreement, with H.C. Wainwright & Co., LLC, or Wainwright, pursuant to which Wainwright agreed to serve as the exclusive placement agent for the Company in connection with the Offerings. We paid Wainwright a cash placement fee equal to 7% of the aggregate gross proceeds raised in the Offerings, a management fee of 1% of the aggregate gross proceeds raised in the Offerings, a non-accountable expense allowance of $85,000 and clearing fees of $15,950. Wainwright also received placement agent warrants, or the Placement Agent Warrants, with substantially the same terms as the Series A Warrants issued in the Offering in an amount equal to 7% of the aggregate number of Shares and Pre-funded Warrants sold in the Offerings, or 68,740 shares, at an exercise price of $3.8188 per share and a term expiring on January 10, 2028.

Our Solution

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

●	MySizeID enables shoppers to generate highly accurate measurements of their body to find proper fitting clothes and accessories, through the use of our application on their mobile phone or through a simple questionnaire if the user decides not to download the application. MySizeID syncs the user’s measurement data to a sizing chart and presents items for purchase that match their measurements to ensure a correct fit. MySizeID is available for license by retailers and accessable by consumers through a web page.

●	BoxSize enables customers to quickly and easily measure the size and volume of a parcel to accurately calculate shipping fees. It also offers shipping companies a variety of precise logistical data for more efficiently managing their supply chain, providing them with an accurate way to compare the physical package with what is in the shipping manifest. BoxSize solution is available for license on both iOS and Android operating systems. BoxSize is available on the Honeywell Marketplace and in August 2019 was approved for Honeywell’s Independent Software Vendor Program, and MySize was granted an independent software vendor (ISV) status on the Zebra Technologies and on DataLogic platforms.

●	SizeUp is a digital tape measure that allows users to measure length, width and height of a surface by moving their smartphone from point to point of an object or space. SizeUp is a value-add for DIY and home improvement retailers whose customers struggle to find the appropriately sized items (like blinds or curtains) for their homes or projects due to inaccurate measurements. SizeUp also is designed to replace rulers, tape measures and other measuring tools used for DIY projects. SizeUp is available for consumer download on both iOS and Android operating systems.

The following are some select key features of our solutions:

●	Integration Capability. We design our solutions to be flexible and configurable, allowing our clients to match their use of our algorithms and software with their specific business processes and workflows. Our platform has been organically developed from a common code base, data structure and user interface, providing a consistent user experience with powerful features that are easily adaptable to our clients’ needs. The MySizeID widget can be integrated via one-line JavaScript code, or through RESTful API;

●	Intuitive user experience. Our intuitive, easy-to-use interface is based on current technology, multiple focus groups and automatically adapts to users’ devices, including mobile platforms, thereby significantly increasing accessibility of our solutions;

●	Big Data Generation. While we supply to the user the information he/she requires, we gather certain vital information such as body measurement and package volume which can be used anonymously to help the retailer acquire predictive size information on stocking, operations and consumers that may be in between sizes. All the information is being gathered and stored on our servers where it can be used by retailers;

●	Non-Invasive. In taking measurements using our solution, the smartphone camera is not utilized; instead, the measurements are captured by scanning the smartphone over the consumer’s body or package, thus ensuring greater privacy.

Our Growth Strategy

We aim to drive revenue primarily through penetration of the U.S. and Europe markets through a business to business to consumer (B2B2C) model in the verticals we are targeting. We are pursuing the following growth strategies:

●	Sign Additional Commercial Agreements with U.S. Retailers. During 2022, we expanded our commercial agreements with Levi’s, introducing North America (U.S. and Canada) and Latin America regions, and by extension Levis’ native apps in EU and U.S. regions. We also entered into commercial agreements with Baby Fresh, Galax, Punto Blanco, GEF France, Diesel, Gaala, Superdry, Uniontex Industries, and Temperlay London among others. We are in various stages of discussions with U.S. and foreign retailers for the deployment of our size recommendation and measurement technology with a view to entering into additional commercial agreements.

●	Pursue a Two-Pronged Commercialization Strategy. We are seeking to accelerate adoption of our solutions both through direct partnerships with e-commerce websites as well as through third-party platform websites. While we seek to directly enter into partnerships with companies maintaining e-commerce websites in the apparel, courier and DIY markets, we are also seeking to deploy our solutions on third-party platforms. Furthermore, with the expansion of MySizeID through the release of our FirstLook Smart Mirror, which we are offering to brick and mortar stores to digitize the physical stores, MySizeID is now available for online retailers utilizing the WooCoomerce, Shopify, Lightspeed, PrestaShop, Bitrix and Wix platforms and to brick and mortar stores through GK Software POS solution while BoxSize is available on the Honeywell, Zebra Technologies and Datalogic.

●	Ongoing Investment in our Technology Platform. We continue to invest in building new software capabilities and extending our platform to bring the power of accurate measurement to a broader range of applications. In particular, we seek not only to deliver size recommendations but to provide a robust, end-to-end,artificial intelligence, or AI-driven platform that inspires consumer confidence and drives revenue growth by providing a superior consumer journey to both online and the brick and mortar stores.

●	Grow our database. As the usage of our measurement apps increases, our database of information including user behaviour and body measurements generates valuable statistics. Such data can be used in the big data market for targeted advertising and for blind consumer data mining.

●	Identify and acquire synergistic businesses. In order to reduce our time to market and obtain complementary technologies, we are seeking to acquire technologies and businesses that are synergistic to our product offering. We recently completed an acquisition of Orgad which operates an omnichannel e-commerce platform and Naiz which provides SaaS technology solutions that solve size and fit issues for fashion ecommerce companies.

●	Partnerships and cooperation. In order to bring a wider solution for the retail market we are working to partner and integrate our technology with partners that can increase our penetration and offering to the market.

Market Opportunity

The global e-commerce market was $5.7 trillion in 2022, and the industry is expected to grow significantly in the coming years with no signs of slowing down. Market specialists expect a compound annual growth rate of 27.43% from 2023 to 2028: according to data from Statista, the market is expected to reach $6.5 trillion in 2023. While many sectors have found ways to increase revenue through e-commerce, e-commerce is still plagued by issues that cut into profits and negatively impact the bottom line, such as customer returns, low consumer conversion, and associated restocking and shipping costs.

Fashion/Apparel

Since the onset of the COVID-19 pandemic, an immense shift to digital was recorded, with 85.9% growth vs. pre-pandemic, according to Mastercard, and over 2 billion people worldwide who shop online, according to data from Oberlo. In November 2022, online shoppers broke records with $11.3 billion in spending on Cyber Monday, driving 5.8% year-over-year growth and making the day the biggest online shopping day of all time, according to Adobe Analytics.

In 2021, fashion companies invested between 1.6% and 1.8% of their revenues in technology, according to Mckinsey, and are expected to double the investment by 2030 in order to keep up with digital natives and keep a competitive edge. Personalization in e-commerce and hybrid connectivity in brick-and-mortar retail are two key themes in the future of fashtech, according to Mckinsey’s 2022 State of Fashion Technology.

In the upcoming years, inflation is expected to impact the fashion world. As prices for goods increase, the challenge will be to inspire confidence in consumers, via different smart digital tools. Brands will need to embrace creative digital tools and new channels to deepen customer relationships, and as Mckinsey forecasts in their State of Fashion report for 2023, they will need to execute on priorities such as sustainability and digital acceleration.

The global fashion e-commerce market size is expected to grow from $744.4 billion in 2022 to $821.19 billion in 2023 at a compound annual growth rate of 10.3%. In 2027, the market size is expected to grow to $1,222.32 billion, at a compound annual growth rate of 10.5%, according to BRC.

Based on the importance which shoppers attribute to free shipping - 50% of cart abandonment rate is due to extra shipping costs (Baymard Institute) - the need for fashion retailers to substantiate the optimal size for a customer, thus minimizing returns, has never been more crucial.

As brands move online or significantly expand their online presence, we believe that developing innovative ways to connect with shoppers, both online and offline, has become a top priority.

Shipping/Parcel

According to Pitney Bowes, parcel revenue in 13 major countries around the world increased by 17% year over year from $420 billion in 2020 (reflecting 131 billion parcels) to $491 billion in 2021 (reflecting 159 billion parcels). In the shipping/parcel industry, the dimensions of a package are critical. It is not merely the measurement of a package or box – but rather the amount of space that the package or box will take up on a truck, airplane, or ship that will be transporting the package or box. Far too often, retailers use unfit packaging for their items, adding additional costs in materials and shipping fees.

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

MySizeID

We have released the MySizeID app for both iOS and Android which assists consumers to take highly accurate measurement of their own body in order to size clothing in the best way possible without the need to try the clothes on before purchasing. MySizeID is designed to simplify the process of purchasing clothes online and significantly reduce the rate of returns of poor-fitting clothing. During 2022, MySizeID delivered over 23.5 million size recommendations.

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

MySizeID allows consumers to create a secure, online profile of their personal measurements, which can then be utilized, with partnered online retailers, to ensure that no matter the manufacturer or size chart, they will get the right fit. MySizeID operates based on the use of existing sensors in smart phones which enable, through a specific purpose application, the measurement of the body of any consumer by moving the smartphone along his or her body. The MySizeID application does not rely on user photographs or any additional hardware; all a user needs to do is scan their body with their smartphone and the application records their measurements. The measurements can then be saved in our database in the cloud, enabling the user to search for clothes in various retailer websites without worrying about size. When a search is made, the retailer will connect to our cloud database, and then provide results based on the user’s measurements and other parameters as he or she may have defined. This data is also saved for use when a customer enters a brick-and-mortar store to help serve the customer more efficiently and to provide a better shopping experience.

Figure 1: Screenshot of MySizeID on smartphone and e-commerce website

As part of the integration process, we offer to the retailer five main components:

●	Mobile App. MySizeID comes in the form of a native app or website. Our native app can be used “as is” integrated into the retailer’s e-commerce website. The website users can build a body profile on the app and receive size recommendations for their profile both in the app and on a widget integrated with their website.

●	Widget. When a consumer enters into the retailer’s website and looks for a specific item, he or she can click on the MySizeID widget which will inform the consumer of his or her recommended size, based on his or her actual measurements, as measured using the app and the item he or she is looking at.

The widget has two features:

AI Wizard mode - allows the user to obtain size from the following parameters: gender, height, weight, belly shape, hip shape and bra size only. The gender, height and weight questions are mandatory, while the body shape questions are optional and can be added to increase accuracy for specific apparel categories.

Guest mode - allows a user that does not wish to sign up to MySizeID as a user to obtain size recommendations as well.

●	Analytic Pixel. MySizeID analytic pixel allows retailer to track and analyze the widget usage. By adding the pixel to the retailer’s website, MySizeID BI team can track engagement, order, and return data and provide retailers with tools to understand the advantages and benefits of MySizeID.

Use your own device - using MySizeID instore solution, shoppers can receive size recommendations for all store items, when shopping in the offline stores. The shoppers can build their body profile using an easy to use 3 to 6 questions form, scan an item barcode and receive a size recommendation for the scanned item based on their body profile and the item’s size chart.

Another feature we added is the “in-between sizing” feature. Our system can detect a user that has body dimensions that place the user in-between the clothes sizes being offered and lets the user know that. A user can then choose between the two sizes according to the user’s fit preference (tight/loose/average).

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

Screenshot of Instant-App widget on desktop on yumyumfashion website

●	MyDash Platform. The MyDash platform is a smart back-office system where the retailer enters all the information regarding its size charts that correlates to every product in its e-commerce site, and where the retailer can access the information on its users. This system is customizable based on the retailer’s needs. In 2021, we changed the MyDash system to increase the system’s accessibility, added walkthroughs, user guides and changed the user interface and much more for the ease of use. We added the option to use our generic size charts, added the option upload size chart files instead of typing the size charts values manually, added more widget styling options and changed the pairing mechanism between the size chart and the products to be more user-friendly.

Figure 3: Screenshot of Back-Office System

●	FirstLook Smart Mirror. The Smart Mirror provides an interactive, mirror-like touch display that allows brands to provide in-store customers with an enhanced, online shopping experience, contactless checkout and obtains the recommended size. The MySizeID FirstLook Smart Mirror can be placed in numerous locations throughout a retail store, including the fitting rooms (without cameras) or other high-traffic locations of the store. Highlight capabilities of the FirstLook Smart Mirror include a 3D “Try-it-on” interactive avatar experience, personalized and highly accurate size recommendations by MySizeID, third-party point of sale systems integration, styling recommendations and contactless “select and collect” at the register feature.

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

Agreement with Delhivery Private Limited, India

We entered into an agreement with Delhivery Private Limited, one of the largest courier pickup, delivery, and online shipping services in India. Delhivery’s reputation as a front-runner in delivery and logistics tech makes its decision to select Boxsize a particularly strong testament to the value the solution provides. BoxSize provides Delhivery’s employees on the B2B side with critical information that will allow them to effortlessly optimize loading efficiency and add even more real-time visibility to operations.

SizeUp

We are working on additional consumer applications, including a DIY application. Our SizeUp application is a smart tape measure for the business to consumer market which allows users to utilize their smartphone as a tape measure. The application provides measurements with an accuracy of within two centimeters. Through the use of SizeUp, users will be able to visualize how an object or a piece of furniture will fit in an existing room in their home or office. It also added Google Vision for image content analysis, object detection, and title suggestions.

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

We incurred research and development expenses of approximately $1.7 million in 2022 and $4.25 million in 2021, relating to the development of its applications and technologies. The decrease from the corresponding period primarily resulted from share based payment in amount of $2,618,000 attributed to the share issuance to Shoshana Zigdon under the Amendment to Purchase Agreement dated May 26, 2021. We intend to continue to invest in our research and development capabilities to extend our platform and bring our measurement technology to a broader range of applications.

In 2022, the R&D department experienced significant success in their efforts to improve the performance of their size recommendation system. Through a combination of optimized algorithms and the incorporation of cutting-edge technologies, the team was able to achieve a threefold increase in the system’s speed. This breakthrough not only makes the system one of the fastest and most accurate on the market, but also reduced the operation costs, making it more cost-effective for businesses to use. Additionally, the solution is now highly scalable, allowing it to easily adapt to the needs of businesses of any size. The R&D team is now focused on further improving the system and exploring new applications for the technology.

Sales and Marketing

In 2019, we launched a commercialization strategy that directs our sales efforts toward both sales to e-commerce players in specific vertical markets such as fashion/apparel and shipping/delivery as well as to e-commerce third-party platform providers. As of March 15, 2023, our products are being sold in the following countries: US, UK, France, Netherlands, Spain, Portugal Turkey, Germany, Israel and Italy, generating customer leads, building out a sales pipeline, and developing customer relationships.

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

As of December 31, 2022, we owned 18 issued patents: six in Europe, four in the U.S., three in each of Russia and Japan and one in each of Canada and Israel which expire between January 20, 2033 and August 18, 2036, and we have two additional patent applications in process. As of such date, we do not have any registered trademarks.

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

Competition

We operate in a highly competitive industry that is characterized by constant change and innovation. Changes in the applications and the programing languages used to develop applications, devices, operating systems, and technology landscape result in evolving customer requirements. Our competitors include True Fit, Fit analytics and 3DLook.

The principal competitive factors in our market include the following:

●	High Accuracy Size Recommendations: the highest accuracy and the lowest margin of error by combining patented technology including AI and ML, size chart or spec data, and MySizeID property body data measurement;

●	Integration

○	Fast 1 week integration including size chart size chart review and product mapping

○	Easy 1 line of “all included” script implementation

●	Technical Advantages

○	Very small library that weighs ±50kb (minimum widget loading time on product page)

○	Ultra-Fast loading and size recommendation presenting

○	Restful API option (API integration with any website or app)

●	Optimizations

○	Adjustments of size charts based on performance

○	Widget usage analysis by FashTech and BI teams

○	Automatic pairing of size charts with products/collections

●	User Experience

○	Easy to use interface (10-15 seconds to receive size recommendations)

○	Option to add/deduct questions to/from widget wizards

○	Users automatically receive size recommendations on all products after initial sign up

●	Product and platform features, architecture, reliability, privacy and security, performance, effectiveness, and supported environments;

●	Product extensibility and ability to integrate with other technology infrastructures;

●	Digital operations expertise;

●	Ease of use of products and platform capabilities;

●	Total cost of ownership;

●	Adherence to industry standards and certifications;

●	Strength of sales and marketing efforts;

●	Brand awareness and reputation; and

●	Focus on customer success

We believe we generally compete favorably with our competitors on the basis of these factors. We expect competition to increase as other established and emerging companies enter our markets, as customer requirements evolve, and as new products and technologies are introduced. We expect this to be particularly true as we offer a smartphone-based offering that does not need to utilize the smartphone’s camera, and our competitors may also seek to repurpose their existing offerings to provide similar solutions. Many of our competitors have substantially greater financial, technical, and other resources, greater name recognition, larger sales and marketing budgets, broader distribution, and larger and more mature intellectual property portfolios.

Human Capital Management

As of March 31, 2023, we had a total of 35 employees, of which 30 were full-time employees, including 9 in sales and marketing, 12 in technology and development and 9 in administration and finance.

None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relationship with our employees to be good. Our future success depends on our continuing ability to attract and retain highly qualified engineers, sales and marketing, account management, and senior management personnel.

We also believe we have built a strong sales team focused on expanding into new markets through the acquisition of Naiz and our current team.

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

The success of our business is fundamentally connected to the well-being of our people. Accordingly, we implemented an hybrid work policy in which the employees can work from home twice a week.

We consider our employees to be a key factor to our success and we are focused on attracting and retaining the best employees at all levels of our business. Inclusion and diversity is a strategic, business priority. We employ people based on relevant qualifications, demonstrated skills, performance and other job-related factors. We do not tolerate unlawful discrimination related to employment, and strive to ensure that employment decisions related to recruitment, selection, evaluation, compensation, and development, among others, are not influenced by race, color, religion, gender, age, ethnic origin, nationality, sexual orientation, marital status, or disability. Continuous monitoring to ensure pay equity has been a focus in 2022. We have continued to improve gender balance in 2022 with a focus on increasing the representation of women hired as new college graduates. We are committed to creating a trusting environment where all ideas are welcomed and employees feel comfortable and empowered to draw on their unique experiences and backgrounds.

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

In September 2013, Ronen Luzon, our Chief Executive Officer, acquired control of the Company from Asher Shmuelevitch, according to which Mr. Luzon purchased 70,238 shares of common stock from Mr. Shmuelevitch, which shares represented approximately 40% of the issued and outstanding capital stock of the Company at such time, thus becoming a controlling shareholder of the Company. In connection with the acquisition, Mr. Luzon reached a settlement with our then creditors pursuant to which the main creditor, Mr. Shmuelevitch, was paid a total sum of approximately $140,000 in consideration for a full and final waiver of any and all his claims that he may have relating to any monetary indebtedness of the Company to the creditors.

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

On May 26, 2021, we, My Size Israel, and Ms. Zigdon entered into an Amendment to Purchase Agreement, or the Amendment, which made certain amendments to the Purchase Agreement. Pursuant to the Amendment, Ms. Zigdon agreed to irrevocably waive (i) the right to repurchase certain assets related to the collection of data for measurement purposes that My Size Israel acquired from Ms. Zigdon under the Purchase Agreement and upon which our business is substantially dependent, or the Assets, and (ii) all past, present and future rights in any of the intellectual property rights sold, transferred and assigned to My Size Israel under the Purchase Agreement and any modifications, amendments or improvements made thereto, including, without limitation, any compensation, reward or any rights to royalties or to receive any payment or other consideration whatsoever in connection with such intellectual property rights, or the Waiver. In consideration of the Waiver, we issued 100,000 shares of common stock to Ms. Zigdon.

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

Summary Risk Factors

The principal factors and uncertainties that make investing in our ordinary shares risky, include, among others:

Risks Related to Our Financial Position and Capital Requirements

●	We have historically incurred significant losses and there can be no assurance when, or if, we will achieve or maintain profitability.

●	Our limited operating history makes it difficult to evaluate our business and prospects.

●	We will need to raise additional capital to meet our business requirements in the future, which is likely to be challenging, could be highly dilutive and may cause the market price of our common stock to decline.

●	The report of our independent registered public accounting firm contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

Risks Related to Our Company and Our Business

●	The market for our measurement technology is new and unproven, may experience limited growth and is highly dependent on U.S. retailers and online third-party resellers adopting our flagship product, MySizeID.

●	Failure to effectively develop and expand our sales and marketing capabilities could harm our ability to grow our business and achieve broader market acceptance of our products.

●	We expect our sales cycle to be long and unpredictable and require considerable time and expense before executing a customer agreement, which may make it difficult to project when, if at all, we will obtain new customers and when we will generate revenue from those customers.

●	We recently acquired Orgad and Naiz and may in the future engage in additional acquisitions, joint ventures or collaborations which may increase our capital requirements, dilute our shareholders, cause us to incur debt or assume contingent liabilities, and subject us to other risks. We may not realize the benefits of these acquisitions, joint ventures or collaborations.

●	If we are not able to enhance our brand and increase market awareness of our company and products, then our business, results of operations and financial condition may be adversely affected.

●	If we do not develop enhancements to our products and introduce new products that achieve market acceptance, our business, results of operations and financial condition could be adversely affected.

●	The mobile technology industry is subject to rapid technological change and, to compete, we must continually enhance our mobile device applications and custom development services.

●	Our growth depends, in part, on the success of our strategic relationships with third parties.

●	Changes in economic conditions could materially affect our business, financial condition and results of operations.

●	We rely upon third parties to provide distribution for our applications, and disruption in these services could harm our business.

●	We rely on third-party hosting and cloud computing providers to operate certain aspects of our business. Any failure, disruption or significant interruption in our network or hosting and cloud services could adversely impact our operations and harm our business.

●	Real or perceived errors, failures, or bugs in our products could adversely affect our operating results and growth prospects.

●	We could be harmed by improper disclosure or loss of sensitive or confidential company, employee, or customer data, including personal data.

●	A material breach in security relating to our information systems and regulation related to such breaches could adversely affect us.

●	Our products and our business are subject to a variety of U.S. and international laws and regulations, including those regarding privacy, data protection and information security, and our customers may be subject to regulations related to the handling and transfer of certain types of sensitive and confidential information. Any failure of our products to comply with or enable our customers to comply with applicable laws and regulations would harm our business, results of operations and financial condition.

●	We may not be able to adequately protect our intellectual property, which, in turn, could harm the value of our brands and adversely affect our business.

●	We may face intense competition and expect competition to increase in the future, which could limit us in developing a customer base and generating revenue.

●	Our business operations and future development could be significantly disrupted if we lose key members of our management team.

●	If we are able to expand our operations, we may be unable to successfully manage our future growth.

Risks Related to Our Operations in Israel and Russia

●	Our headquarters and most of our operations are located in Israel, and therefore, political conditions in Israel may affect our operations and results.

●	Russia’s invasion of Ukraine and sanctions brought against Russia could disrupt our operations in Russia.

Risks Related to Our Common Stock

●	A more active, liquid trading market for our common stock may not develop, and the price of our common stock may fluctuate significantly.

●	Our business, operating results and growth rates may be adversely affected by current or future unfavorable economic and market conditions and adverse developments with respect to financial institutions and associated liquidity risk;

●	Sales by our stockholders of a substantial number of shares of our common stock in the public market could adversely affect the market price of our common stock.

●	Our securities are traded on more than one market which may result in price variations.

●	We are a former “shell company” and as such are subject to certain limitations not generally applicable to other public companies.

Risks Related to Our Financial Position and Capital Requirements

We have historically incurred significant losses and there can be no assurance when, or if, we will achieve or maintain profitability.

We realized a net loss of approximately $8.3 million and $10.5 million for the years ended December 31, 2022 and 2021 and had an accumulated deficit of $53.5 million as at December 31, 2022.  Because of the numerous risks and uncertainties associated with the development and commercialization of our products and business, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Expected future operating losses will have an adverse effect on our cash resources, shareholders’ equity and working capital. Our failure to become and remain profitable could depress the value of our stock and impair our ability to raise capital, expand our business, maintain our development efforts, or continue our operations. A decline in our value could also cause you to lose all or part of your investment in us.

Our limited operating history makes it difficult to evaluate our business and prospects.

We have only been developing our measurement technology since 2014. Since then, our operating history has been primarily limited to research and development, pilot studies, raising capital, and more recently acquisitions and sales and marketing efforts. Therefore, it may be difficult to evaluate our business and prospects. We have not yet demonstrated an ability to commercialize our products. Consequently, any predictions about our future performance may not be accurate, and you may not be able to fully assess our ability to complete development and/or commercialize our products, and any future products.

We will need to raise additional capital to meet our business requirements in the future, which is likely to be challenging, could be highly dilutive and may cause the market price of our common stock to decline.

Based on our projected cash flows and the cash balances as of the date of this Annual Report on Form 10-K, our existing cash is insufficient to fund operations for a period of more than 12 months. As a result, there is substantial doubt about our ability to continue as a going concern. In order to meet our business objectives in the future, we will need to raise additional capital, which may not be available on reasonable terms or at all. Additional capital would be used to accomplish the following:

●	finance our current operating expenses;

●	pursue growth opportunities;

●	hire and retain qualified management and key employees;

●	respond to competitive pressure;

●	comply with regulatory requirements; and

●	maintain compliance with applicable laws.

Current conditions in the capital markets are such that traditional sources of capital may not be available to us when needed or may be available only on unfavorable terms. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions, and a number of other factors, many of which are outside our control, and on our financial performance. Accordingly, we cannot assure you that we will be able to successfully raise additional capital at all or on terms that are acceptable to us. If we cannot raise additional capital when needed, it may have a material adverse effect on our business, results of operations and financial condition.

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

Management has concluded that there is substantial doubt about our ability to continue as a going concern which could prevent us from obtaining new financing on reasonable terms or at all.

We have incurred significant losses and negative cash flows from operations and have an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Our audited consolidated financial statements for the year ended December 31, 2022 were prepared under the assumption that we would continue our operations as a going concern. Our independent registered public accounting firm has included a “going concern” explanatory paragraph in its report on our financial statements for the year ended December 31, 2022. If we are unable to improve our liquidity position, by, among other things, raising capital through public or private offerings or reducing our expenses, we may exhaust our cash resources and will be unable to continue our operations. If we cannot continue as a viable entity, our shareholders would likely lose most or all of their investment in us.

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

We recently acquired Orgad and Naiz and may in the future engage in additional acquisitions, joint ventures or collaborations which may increase our capital requirements, dilute our shareholders, cause us to incur debt or assume contingent liabilities, and subject us to other risks. We may not realize the benefits of these acquisitions, joint ventures or collaborations.

In order to reduce time to market and obtain complementary technologies, we are seeking to acquire technologies and businesses that are synergistic to our product offering. For example, we recently acquired Orgad which operates an omnichannel e-commerce platform and Naiz which provides SaaS technology solutions that solve size and fit issues for fashion ecommerce companies. We evaluate from time to time various acquisitions and collaborations, including licensing or acquiring complementary technologies, intellectual property rights, or businesses. The process for acquiring a company may take from several months up to a year and costs can vary greatly. We may also compete with others to acquire companies, and such competition may result in decreased availability of, or an increase in price for, suitable acquisition candidates. In addition, we may not be able to consummate acquisitions or investments that we have identified as crucial to the implementation of our strategy for other commercial or economic reasons. As a result, it may be more difficult for us to identify suitable acquisition or investment targets or to consummate acquisitions or investments on acceptable terms or at all. If we are not able to execute on any acquisition, we may not be able to achieve a future growth strategy and may lose market share.

In addition, the acquisition of Orgad, Naiz and any potential future acquisition, joint venture or collaboration may entail numerous potential risks, including:

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

In addition, we may require significant financing to complete an acquisition or investment, whether through bank loans, raising of equity or debt or otherwise. We cannot assure you that such financing options will be available to us on reasonable terms, or at all. If we are not able to obtain such necessary financing, it could have an impact on our ability to consummate a substantial acquisition or investment and execute a future growth strategy. Alternatively, we may issue a significant number of shares as consideration for an acquisition, which would have a dilutive effect on our existing shareholders. For example, in partial consideration for the acquisition of Orgad, we agreed to issue up to 111,602 shares of our common stock and in the Naiz acquisition we issued 240,000 shares of our common stock. Furthermore, if we undertake acquisitions, we may incur large one-time expenses and acquire intangible assets that could result in significant future amortization expense.

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

Because our primary target customers include U.S. retailers , we, together with the rest of the fashion/apparel industry, will depend upon consumer discretionary spending. Increases in unemployment rates, reductions in home values, increases in home foreclosures, investment losses, personal bankruptcies and reductions in access to credit and reduced consumer confidence, may impact consumers’ ability and willingness to spend discretionary dollars. In addition, volatile economic conditions may repress consumer confidence and discretionary spending. Any of the foregoing may have a material adverse effect on our business, financial condition and results of operations.

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

Our ability to implement our business plan successfully depends in part on our ability to build brand recognition using our trademarks, service marks and other proprietary intellectual property, including our names and logos. We currently have no registered trademarks. While we plan to register a number of our trademarks; however, no assurance can be given that our trademark applications will be approved. As of December 31, 2022, we own 18 issued patents: six in Europe, four in the U.S., three in each of Russia and Japan and one in each of Canada and Israel which expire between January 20, 2033 and August 18, 2036, and we have two additional patent applications in process. As of such date, we do not have any registered trademarks., No assurance can be given that our patent applications which are in process will be approved. If our patent applications are not approved, our ability to expand or develop our business may be negatively affected.

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

From time to time, we may be subject to litigation, including, among others, potential stockholder derivative actions and class actions. Risks associated with legal liability are difficult to assess and quantify, and their existence and magnitude can remain unknown for significant periods of time. Subject to certain exceptions, our Amended and Restated Certificate of Incorporation, or Certificate of Incorporation, and Amended and Restated Bylaws, or Bylaws, require us to indemnify and advance expenses to our officers and directors involved in legal proceedings. To date we have obtained directors and officers’ liability, or D&O, insurance to cover some of the risk exposure for our directors and officers. Such insurance generally pays the expenses (including amounts paid to plaintiffs, fines, and expenses including attorneys’ fees) of officers and directors who are the subject of a lawsuit as a result of their service to us. There can be no assurance that we will be able to continue to maintain this insurance at reasonable rates or at all, or in amounts adequate to cover such expenses should such a lawsuit occur. Without D&O insurance, the amounts we would pay to indemnify our officers and directors should they be subject to legal action based on their service to us could have a material adverse effect on our financial condition, results of operations and liquidity. Such lawsuits, and any related publicity, may result in substantial costs and, among other things, divert the attention of management and our employees. An unfavorable outcome in any claim or proceeding against us could have a material adverse impact on our financial position and results of operations for the period in which the unfavorable outcome occurs, and potentially in future periods. Further, any settlement announced by us may expose us to further claims against us by third parties seeking monetary or other damages which, even if unsuccessful, would divert management attention from the business and cause us to incur costs, possibly material, to defend such matters, which could have a material adverse impact on our financial position. See “Legal Proceedings” for more information regarding our involvement in ongoing litigation matters.

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

Orgad, our wholly owned subsidiary, operates an omnichannel e-commerce platform engaged in online retailing in the global market. It operates as a third-party seller on Amazon.com, eBay and others. A substantial percentage of Orgad’s revenue is driven by sales on Amazon’s U.S. marketplace and Orgad is subject to terms of service of Amazon and other maketplaces and various other seller policies and services that apply to third parties selling products on Amazon and other marketplaces. Generally, a marketplace has the right to terminate or suspend its agreement with Orgad at any time and for any reason. Such marketplace may take other actions against Orgad such as suspending or terminating a seller account or product listing and withholding payments owed to Orgad indefinitely. For example, in July 2022, Amazon deactivated Orgad’s Amazon U.S. store as a result of complaints submitted due to an error in the listed manufacturer of certain products on Orgad’s store. Although its account was subsequently reinstated in September 2022, if the deactivation were to occur in the future for a prolonged period of time, or if Amazon were to terminate Orgad’s account, this would have a material adverse effect on our business, results of operations, financial condition and prospects. While Orgad endeavors to materially comply with the terms of services of the marketplaces on which it operates, we can provide no assurance that these marketplaces will have the same determination with respect to our compliance.

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

Our business is subject to the risks of earthquakes, fire, power outages, floods, health risks and other catastrophic events, and to interruption by man-made problems such as terrorism.

Natural disasters, such as fire or floods, a significant power outage, telecommunications failure, terrorism, an armed conflict, cyberattacks, epidemics and pandemics such as COVID-19, or other geo-political unrest could affect our supply chain, manufacturers, logistics providers, channel partners, or end-customers or the economy as a whole and such disruption could impact us and the shipments and sales. These risks may be further increased if the disaster recovery plans for us and our suppliers prove to be inadequate. To the extent that any of the above should result in delays or cancellations of customer orders, the loss of customers, or the delay in the deployment or shipment of products, our business, financial condition, and operating results would be adversely affected.

For example, on January 2, 2023, Orgad experienced a fire at its warehouse in Israel. We are not aware of any casualties or injuries associated with the fire. We shifted Orgad’s operation to its headquarters. The value of the inventory that was in the warehouse was approximately $450,000. We believe that this incident did not affect the future sales results of Orgad for the year of 2023. The inventory was not insured and it is too early to determine the potential impact of this incident on the other parties that were involved in the incident (lessor and others that leased properties near the warehouse).

Our business could be negatively impacted by unsolicited takeover proposals, by shareholder activism or by proxy contests relating to the election of directors or other matters.

Our business could be negatively affected as a result of an unsolicited takeover proposal, by shareholder activism or a proxy contest. During 2021, an activist shareholder sought to make changes to our board of directors, among other matters, which ultimately resulted in us entering into a settlement agreement with the activist shareholder and another shareholder, and for which considerable costs were incurred and absorbed significant time and attention by management and the board of directors. A future proxy contest, unsolicited takeover proposal, or other shareholder activism relating to the election of directors or other matters would most likely require us to incur significant legal fees and proxy solicitation expenses and require significant time and attention by management and our Board of Directors. The potential of a proxy contest, unsolicited takeover proposal, or other shareholder activism could interfere with our ability to execute our strategic plan, give rise to perceived uncertainties as to our future direction, result in the loss of potential business opportunities or make it more difficult to attract and retain qualified personnel, any of which could materially and adversely affect our business and operating results.

Environmental, social and corporate governance (ESG) issues, including those related to climate change and sustainability, may have an adverse effect on our business, financial condition and results of operations and damage our reputation.

There is an increasing focus from certain investors, customers, consumers, employees and other stakeholders concerning ESG matters. Additionally, public interest and legislative pressure related to public companies’ ESG practices continue to grow. If our ESG practices fail to meet regulatory requirements or investor, customer, consumer, employee or other shareholders’ evolving expectations and standards for responsible corporate citizenship in areas including environmental stewardship, support for local communities, Board of Director and employee diversity, human capital management, employee health and safety practices, product quality, supply chain management, corporate governance and transparency, our reputation, brand and employee retention may be negatively impacted, and our customers and suppliers may be unwilling to continue to do business with us.

Customers, consumers, investors and other shareholders are increasingly focusing on environmental issues, including climate change, energy and water use, plastic waste and other sustainability concerns. Concern over climate change may result in new or increased legal and regulatory requirements to reduce or mitigate impacts to the environment. Changing customer and consumer preferences or increased regulatory requirements may result in increased demands or requirements. Complying with these demands or requirements could cause us to incur additional manufacturing, operating or product development costs.

If we do not adapt to or comply with new regulations, including the SEC’s published proposed rules that would require companies to provide significantly expanded climate-related disclosures in their periodic reporting, which may require us to incur significant additional costs to comply and impose increased oversight obligations on our management and board of directors, or fail to meet evolving investor, industry or stakeholder expectations and concerns regarding ESG issues, investors may reconsider their capital investment in our company, we may become subject to penalties, and customers and consumers may choose to stop purchasing our products, if approved for commercialization, which could have a material adverse effect on our reputation, business or financial condition.

Our business, operating results and growth rates may be adversely affected by current or future unfavorable economic and market conditions and adverse developments with respect to financial institutions and associated liquidity risk.

Our business depends on the economic health of the global economies. If the conditions in the global economies remain uncertain or continue to be volatile, or if they deteriorate, including as a result of the impact of military conflict, such as the war between Russia and Ukraine, terrorism or other geopolitical events, our business, operating results and financial condition may be materially adversely affected. Economic weakness, inflation and increases in interest rates, limited availability of credit, liquidity shortages and constrained capital spending have at times in the past resulted, and may in the future result, in challenging and delayed sales cycles, slower adoption of new technologies and increased price competition, and could negatively affect our ability to forecast future periods, which could result in an inability to satisfy demand for our products and a loss of market share.

In addition, increases in inflation raise our costs for commodities, labor, materials and services and other costs required to grow and operate our business, and failure to secure these on reasonable terms may adversely impact our financial condition. Additionally, increases in inflation, along with the uncertainties surrounding COVID-19, geopolitical developments and global supply chain disruptions, have caused, and may in the future cause, global economic uncertainty and uncertainty about the interest rate environment, which may make it more difficult, costly or dilutive for us to secure additional financing. A failure to adequately respond to these risks could have a material adverse impact on our financial condition, results of operations or cash flows.

More recently, the closures of SVB and Signature Bank and their placement into receivership with the FDIC created bank-specific and broader financial institution liquidity risk and concerns. Although the Department of the Treasury, the Federal Reserve and the FDIC jointly released a statement that depositors at SVB and Signature Bank would have access to their funds, even those in excess of the standard FDIC insurance limits, under a systemic risk exception, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access near-term working capital needs, and create additional market and economic uncertainty. There can be no assurance that future credit and financial market instability and a deterioration in confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, liquidity shortages, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or if adverse developments are experienced by financial institutions, it may cause short-term liquidity risk and also make any necessary debt or equity financing more difficult, more costly, more onerous with respect to financial and operating covenants and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to alter our operating plans. In addition, there is a risk that one or more of our service providers, financial institutions, manufacturers, suppliers and other partners may be adversely affected by the foregoing risks, which could directly affect our ability to attain our operating goals on schedule and on budget.

Our business may be adversely affected by the impact of any renewed outbreak of the COVID-19 pandemic.

Public health epidemics or outbreaks could adversely impact our business. In late 2019, a novel strain of COVID-19, also known as coronavirus, was reported in Wuhan, China. While initially the outbreak was largely concentrated in China, it spread worldwide. Many countries around the world, including in Israel, implemented significant governmental measures to control the spread of the virus, including temporary closure of businesses, severe restrictions on travel and the movement of people, and other material limitations on the conduct of business. These measures haven historically resulted in work stoppages and other disruptions. If there is a resurgence of the COVID-19 pandemic, this could adversely impact our operations, including among others, our sales and marketing efforts and our ability to raise additional funds, and accordingly, the impact of COVID-19 could have an adverse impact on our business and our financial results.

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

Such international sanctions and potential responses to such sanctions, including those that may limit or restrict transfer funds into Russia, may in the future significantly affect our ability to conduct our activities in Russia including paying our personnel. To date, the conflict has had minimal impact on operations . Nevertheless, we have no way to predict the progress or outcome of the situation in Ukraine, as the conflict and governmental reactions are rapidly developing and beyond our control. Prolonged unrest, intensified military activities or more extensive sanctions impacting the region could have a material adverse effect on our operations, results of operations, financial condition, liquidity and business outlook.

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

The legislative power of the State resides in the Knesset, a unicameral parliament that consists of 120 members elected by nationwide voting under a system of proportional representation. Israel’s most recent general elections were held on April 9, 2019, September 17, 2019, March 2, 2020 and November 1, 2022. The uncertainty surrounding the results of the recent elections may continue. Actual or perceived political instability in Israel or any negative changes in the political environment, may individually or in the aggregate adversely affect the Israeli economy and, in turn, our business, financial condition, results of operations and prospects.

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

Although our common stock is listed on the Nasdaq Capital Market, it has only been traded on the Nasdaq Capital Market since July 25, 2016. There has been relatively limited trading volume in the market for our common stock, and a more active, liquid public trading market may not develop or may not be sustained. Limited liquidity in the trading market for our common stock may adversely affect a stockholder’s ability to sell its shares of common stock at the time it wishes to sell them or at a price that it considers acceptable. If a more active, liquid public trading market does not develop, we may be limited in our ability to raise capital by selling shares of common stock and our ability to acquire other companies or assets by using shares of our common stock as consideration. In addition, if there is a thin trading market or “float” for our stock, the market price for our common stock may fluctuate significantly more than the stock market as a whole. Without a large float, our common stock would be less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile and it would be harder for you to liquidate any investment in our common stock. Furthermore, the stock market is subject to significant price and volume fluctuations, and the price of our common stock could fluctuate widely in response to several factors, including:

●	our quarterly or annual operating results;

●	changes in our earnings estimates;

●	investment recommendations by securities analysts following our business or our industry;

●	additions or departures of key personnel;

●	changes in the business, earnings estimates or market perceptions of our competitors;

●	our failure to achieve operating results consistent with securities analysts’ projections;

●	changes in industry, general market or economic conditions;

●	announcements of legislative or regulatory changes; and

●	natural disasters (including for example, the recent fire in the Orgad warehouse) and political and economic instability, including wars, terrorism, political unrest, results of certain elections and votes, emergence of a pandemic, or other widespread health emergencies (or concerns over the possibility of such an emergency, including for example, the recent the COVID-19 pandemic), boycotts, adoption or expansion of government trade restrictions, and other business restrictions.

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

Our Certificate of Incorporation currently authorizes 250,000,000 shares of common stock, of which 2,446,780 are currently outstanding as of March 31, 2023 and our board of directors is authorized to issue additional shares of our common stock.  Although our board of directors intends to utilize its reasonable business judgment to fulfil its fiduciary obligations to our then existing stockholders in connection with any future issuance of our capital stock, the future issuance of additional shares of our capital stock could cause immediate, and potentially substantial, dilution to our existing stockholders, which could also have a material effect on the market value of the shares. Further, other than certain participation rights that we have granted in a past offering, our shares do not have preemptive rights, which means we can sell shares of our capital stock to other persons without offering purchasers in this offering the right to purchase their proportionate share of such offered shares. Therefore, any additional sales of stock by us could dilute your ownership interest in our Company.

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

Nasdaq has established certain standards for the continued listing of a security on the Nasdaq Capital Market. The standards for continued listing include, among other things, that the minimum bid price for the listed securities not fall below $1.00 per share for a period of 30 consecutive trading days and that we maintain a minimum of $2,500,000 in shareholders’ equity. We have in the past fallen below the minimum bid price and minimum shareholders’ equity.

No assurance can be given that we will continue to be in compliance with the Rule. Failure to meet applicable Nasdaq continued listing standards could result in a delisting of our common stock. A delisting of our common stock from Nasdaq could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees and fewer business development opportunities.

The exercise of outstanding warrants and stock options will have a dilutive effect on the percentage ownership of our capital stock by existing stockholders.

As of March 15, 2023, we had outstanding warrants to acquire 2,299,115 shares of our common stock and stock options to purchase 1,659 shares of our common stock, which warrants and options are exercisable for prices ranging between $2.81 and $375. The expiration of the term of such options and warrants range from 0.22 years to 4.83 years.  If a significant number of such warrants and stock options are exercised by the holders, the percentage of our common stock owned by our existing stockholders will be diluted.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently lease 1,660 square feet of office space at 4 HaYarden Street, Airport City, Israel. The lease term is for 36 months beginning on August 20, 2019 and ending on August 20, 2022, with an option to extend for an additional 36 months. Monthly rent payments, including utilities, amount to approximately $14,000 per month. We extended the lease period until August 20, 2025.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

North Empire LLC

On August 7, 2018, we commenced an action against North Empire LLC, or North Empire, in the Supreme Court of the State of New York, County of New York for breach of a Securities Purchase Agreement or Agreement in which we are seeking damages in an amount to be determined at trial, but in no event less than $616,000. On August 2, 2018, North Empire filed a Summons with Notice against us, also in the same Court, in which they allege damages in an amount of $11.4 million arising from an alleged breach of the Agreement. On September 6, 2018, North Empire filed a Notice of Discontinuance of the action it had filed on August 2, 2018. On September 27, 2018, North Empire filed an answer and asserted counterclaims in the action commenced by us against them, alleging that we failed to deliver stock certificates to North Empire causing damage to North Empire in the amount of $10,958,589. North Empire also filed a third-party complaint against our CEO and now former Chairman of the Board asserting similar claims against them in their individual capacities. On October 17, 2018, we filed a reply to North Empire’s counterclaims. On November 15, 2018, our CEO and now former Chairman of the Board filed a motion to dismiss North Empire’s third-party complaint. On January 6, 2020, the Court granted the motion and dismissed the third-party complaint. Discovery has been completed and both parties have filed motions for summary judgment in connection with the claims and counterclaims. On December 30, 2021, the Court denied both My Size and North Empire’s motions for summary judgment, arguing there were factual issues to be determined at trial. On January 26, 2022, the Company filed a notice of appeal of the summary judgment decision. On February 3, 2022, the Company filed a motion to reargue the Court’s decision denying the Company’s motion for summary judgment. On or about September 12, 2022, the Court issued its Decision and Order denying the Company’s motion to reargue. North Empire filed its opposing brief on December 7, 2022. Both sides were given an opportunity to file a reply brief. We filed our reply brief on January 4, 2023 and North Empire filed its reply brief on January 13, 2023. Oral argument was held before the Appellate Court on February 7, 2023. On or about February 28, 2023, the Appellate Court filed its Decision and Order, which affirmed the lower court’s decisions regarding both My Size and North Empire’s motions for summary judgment and sent the case back to the Supreme Court. On or about March 13, 2023, the Supreme Court referred the case to its Alternative Dispute Program and ordered the cases to mediate. A date for the mediation has not yet been set. We intend to vigorously defend any claims made by North Empire. We believe it is more likely than not that the counterclaims will be denied.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our stock currently is listed on the Tel Aviv Stock Exchange and the Nasdaq Capital Market under the symbol “MYSZ”. Our stock has been traded on the Nasdaq Capital Market since July 25, 2016.

Holders

As of March 31, 2023, we had 70 shareholders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Overview

MySize is an omnichannel e-commerce platform and provider of AI-driven apparel sizing and digital experience solutions that drive revenue growth and reduce costs for our business clients for online shopping and physical stores.

Our flagship innovative tech products, MySizeID, enables shoppers to generate highly accurate measurements of their body to find the accurate fitting apparel by using our application on their mobile device or through MySizeID Widget: a simple questionnaire which was uses a database collected over the years.

MySizeID synchronizes the user’s measurement data to a sizing chart integrated through a retailer’s (or a white labeled) mobile application, and only presents items available for purchase that match their measurements to ensure a correct fit.

MySize is positioning itself as a consolidator of sizing solutions and new digital experience due to new developments for the fashion industry needs. Our other product offerings include First Look Smart Mirror for physical stores and Smart Catalog to empowering brand design teams, which are designed to increase end consumer satisfaction, contributing to a sustainable world and reduce operation costs.

Orgad Acquisition

On February 7, 2022, My Size Israel 2014 Ltd, or My Size Israel, entered into a Share Purchase Agreement, or the Orgad Agreement, with Amar Guy Shalom and Elad Bretfeld, or the Orgad Sellers, pursuant to which the Orgad Sellers agreed to sell to My Size Israel all of the issued and outstanding equity of Orgad.

Orgad operates an omnichannel e-commerce platform engaged in online retailing in the global market. It operates as a third-party seller on Amazon.com, eBay and others. Orgad currently manages more than 1,000 stock-keeping units, or SKUs, mainly in fashion, apparel and shoes.

The Orgad Sellers are the sole title and beneficial owners of 100% of the shares of Orgad. In consideration of the shares of Orgad, the Orgad Sellers are entitled to receive (i) up to $1,000,000 in cash, or the Orgad Cash Consideration, (ii) an aggregate of 111,682 shares, or the Orgad Equity Consideration, of our common stock, and (iii) earn-out payments of 10% of the operating profit of Orgad for the years 2022 and 2023. The transaction closed on the same day.

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

The Equity Consideration is payable to the Orgad Sellers according to the following payment schedule: (i) 55,801 shares were issued at closing, and (ii) 55,801 shares will be issued in eight equal quarterly installments until the lapse of two years from closing, subject to certain downward post-closing adjustment.

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

Naiz Acquisition

On October 7, 2022, we entered into a Share Purchase Agreement, or the Naiz Agreement, with Borja Cembrero Saralegui, or Borja, Aritz Torre Garcia, or Aritz, Whitehole, S.L., or Whitehole, Twinbel, S.L., or Twinbel and EGI Acceleration, S.L., or EGI. Each of Borja, Aritz, Whitehole, Twinbel and EGI shall be referred to as the Naiz Sellers herein. Pursuant to the Naiz Agreement, the Naiz Sellers agreed to sell to My Size all of the issued and outstanding equity of Naiz Bespoke Technologies, S.L., or Naiz, a limited liability company incorporated under the laws of Spain. The acquisition of Naiz was completed on October 11, 2022.

In consideration of the purchase of the shares of Naiz, the Naiz Agreement provided that the Naiz Sellers are entitled to receive (i) an aggregate of 240,000 shares, or the Naiz Equity Consideration, of My Size common stock, or the Shares, representing in the aggregate, immediately prior to the issuance of such shares at the closing of the transaction, not more than 19.9% of the issued and outstanding Shares and (ii) up to $2,050,000 in cash, the Naiz Cash Consideration.

The Naiz Equity Consideration was issued to the Naiz Sellers at closing of the transaction of which 2,365,800 shares of My Size common stock were issued to Whitehole constituting 6.6% of our outstanding shares following such issuance. The Naiz Agreement also provides that, in the event that the actual value of the Naiz Equity Consideration (based on the average closing price of the Shares on the Nasdaq Capital Market over the 10 trading days prior to the closing of the transaction, or the Equity Value Averaging Period) is less than $1,650,000, My Size shall make an additional cash payment, or the Shortfall Value to the Naiz Sellers within 45 days of our receipt of Naiz’s 2025 audited financial statements; provided that certain revenue targets are met. Following the Equity Value Averaging Period, it was determined that the Shortfall Value is $459,240.

The Naiz Cash Consideration is payable to the Naiz Sellers in five installments, according to the following payment schedule: (i) US$500,000 at closing, (ii) up to US$500,000 within 45 days of My Size’s receipt of Naiz’s 2022 audited financial statements, (iii) up to US$350,000 within 45 days of My Size’s receipt of Naiz’s unaudited financial statements for the six months ended June 30, 2023, (iv) up to $350,000 within 45 days of My Size’s receipt of Naiz’s unaudited financial statements for the six months ended December 31, 2023, and (v) up to $350,000 within 45 days of My Size’s receipt of Naiz’s 2024 audited financial statements; provided that in the case of the second, third, fourth and fifth installments certain revenue targets are met.

The payment of the second, third, fourth and fifth cash installments are further subject to the continuing employment or involvement of Borja and Aritz, or the Key Persons, by or with Naiz at the date such payment is due (except if a Key Person is terminated from Naiz due to a Good Reason (as defined in the Naiz Agreement).

The Naiz Agreement contains customary representations, warranties and indemnification provisions. In addition, the Naiz Sellers are subject to non-competition and non-solicitation provisions pursuant to which they agree not to engage in competitive activities with respect to My Size’s business.

In connection with the Naiz Agreement, (i) each of the Naiz Sellers entered into six-months lock-up agreements, or the Lock-Up Agreement, with My Size, (ii) Whitehole, Twinbel and EGI entered into a voting agreement, or the Voting Agreement, with My Size and (iii) each of the Key Persons entered into employment agreements and services agreements with Naiz.

The Lock-Up Agreement provides that each Naiz Seller will not, for the six-months period following the closing of the transaction, (i) offer, pledge, sell, contract to sell, sell any option, warrant or contract to purchase, purchase any option, warrant or contract to sell, grant any option, right or warrant to purchase, or otherwise transfer or dispose of, directly or indirectly, any Shares or any securities convertible into or exercisable or exchangeable for Shares in each case, that are currently or hereafter owned of record or beneficially (including holding as a custodian) by such Naiz Seller, or publicly disclose the intention to make any such offer, sale, pledge, grant, transfer or disposition; or (ii) enter into any swap, short sale, hedge or other agreement that transfers, in whole or in part, any of the economic consequences of ownership of such Naiz Seller’s Shares regardless of whether any such transaction described in clause (i) or this clause (ii) is to be settled by delivery of Shares or such other securities, in cash or otherwise. The Lock-Up Agreement also contains an additional three-months “dribble-out” provision that provides following the expiration of the initial six-months lock-up period, without My Size’s prior written consent (which My Size shall be permitted to withhold at its sole discretion), each Naiz Seller shall not sell, dispose of or otherwise transfer on any given day a number of Shares representing more than the average daily trading volume of the Shares for the rolling 30 day trading period prior to the date on which such Seller executes a trade of the Shares.

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

Operations in Russia

In addition to our Israel operations, we had operations in Russia through our wholly owned subsidiary, My Size LLC. Specifically, we undertake some of our sales and marketing using personnel located in Russia. To date, mainly due to the invasion of Ukraine by Russia and the ongoing sanctions we stopped most of our efforts in Russia and will probably close the subsidiary in the near future.

Results of Operations

The table below provides our results of operations for the periods indicated.

	Year ended December 31
	2022	2021
	(dollars in thousands)
Revenues	4,459	131
Cost of revenues	(3,825)	-
Gross profit	634	131
Research and development expenses	$(1,701)	$(4,248)
Sales and marketing	(3,143)	(2,336)
General and administrative	(3,900)	(4,124)
Operating loss	(8,110)	(10,577)
Financial income (expenses), net	(236)	57
Tax income	36	-
Net loss	$(8,310)	$(10,520)

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Revenues

From inception through December 31, 2018, we did not generate any revenue from operations and we continue to expect to incur additional losses to perform further research and development activities. We started to generate revenues only in 2019. Our revenues for the year ended December 31, 2022 amounted to $4,459,000 compared to $131,000 for year ended December 31, 2021. The increase from the corresponding period primarily attributable to $4,132,000 in revenue generated from Orgad from February 7, 2022, the date of closing of the Orgad acquisition, or the Acquisition Date and revenue generated from the Naiz Acquisition from October 11, 2022, the date of closing of the Naiz acquisition.

In addition, the increase from the corresponding period results from an increase in revenues generated by My Size.

Cost Of Revenues

Our cost of revenues expenses for the year ended December 31, 2022 amounted to $3,825,000, compared to none for the year ended December 31, 2021. The cost of revenues includes cash and equity liabilities expenses in the amount of $194,000. The increase in comparison with the corresponding period was due to the cost of goods of the revenues generated from Orgad’s operations.

Research and Development Expenses

Our research and development expenses for the year ended December 31, 2022 amounted to $1,701,000 a decrease of $2,547,000, or approximately 60.0%, compared to $4,248,000 for the year ended December 31, 2021. The decrease from the corresponding period primarily resulted from share based payment in amount of $2,618,000 attributed to the share issuance to Shoshana Zigdon under the Amendment to Purchase Agreement dated May 26, 2021.

Sales and Marketing Expenses

Our sales and marketing expenses for the year ended December 31, 2022 amounted to $3,143,000 an increase of $807,000, or 34.55%, compared to $2,336,000 for the year ended December 31, 2021. The increase primarily resulted from an increase in employees expenses mainly due to Orgad and Naiz acquisitions, increase in Amazon fees, increase in cash and equity liabilities expenses attributed to the Orgad acquisition and an increase in share based payments offset by a decrease in payments to consultants.

General and Administrative Expenses

Our general and administrative expenses for the year ended December 31, 2022 amounted to $3,900,000, a decrease of $224,000, or 5.43%, compared to $4,124,000 for the year ended December 31, 2021. The decrease compared to the corresponding period was mainly due to a decrease in professional expenses, mainly attributed to shareholder activism including settlement expenses with the Lazar Parties offset by an increase in shared-based payments and an increase in employees expenses mainly due to the Orgad and Naiz acquisitions.

Operating Loss

As a result of the foregoing, for the year ended December 31, 2022, our operating loss was $8,110,000, a decrease of $2,467,000 or 23.32%, compared to our operating loss for the year ended December 31, 2021 of $10,577,000.

Financial Income, Net

Our financial (expense) income, net for the year ended December 31, 2022 amounted to $236,000 compared to financial income, $57,000 for the year ended December 31, 2021. In 2022, we had financial expenses exchange rate differences offset by an income from fair value revaluation of investment in marketable securities whereas in 2021 we had financial income from the fair value revaluation of warrants offset by expenses from exchange rate differences and expenses from fair value revaluation of investment in marketable securities.

Net Loss

As a result of the foregoing, our net loss for the year ended December 31, 2022 was $8,310,000 compared to net loss of $10,520,000 for the year ended December 31, 2021. The decrease in net loss was mainly due increase in sales and marketing expenses and financial expenses as opposed to financial income in the corresponding period offset by a decrease in research and development expenses in amount of $2,618,000 attributed to the share issuance to Shoshana Zigdon under the Amendment to Purchase Agreement dated May 26, 2021.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through public and private offerings of debt and equity in Israel and in the U.S.

As of December 31, 2022, we had cash, cash equivalents and restricted cash of $2,363,000 compared to $10,943,000 cash, cash equivalents, restricted cash as of December 31, 2021. During January 2023, we completed a registered direct and concurrent private placement offering resulting in gross proceeds of approximately $3 million. This decrease primarily resulted from our operating activities, the acquisition of Orgad and Naiz Fit, and resources that were deployed to grow of both businesses.

Net cash used in operating activities was $7,290,000 for the year ended December 31, 2022 compared to $7,297,000 for the year ended December 31, 2021. The decrease in cash used in operating activity is derived mainly from an increase in share based payments and increase in account receivables mainly from the Orgad and Naiz fit acquisitions offset by a decrease in the net loss.

Net cash used in investing activities for the year ended December 31, 2022 was $993,000 as opposed to net cash provided by investing activities of $161,000 for the year ended December 31, 2021. The net cash used in investing activities for the year ended December 31, 2022 was mainly from the acquisition of Orgad and Naiz as opposed to proceeds from short-term deposits and restricted deposits during the year ended December 31, 2021.

We had a negative cash flow from financing activities of $67,000 for the year ended December 31, 2022 compared to positive cash flow of $16,292,000 for the year ended December 31, 2021. The negative cash flow from financing activities for the year ended December 31, 2022 was mainly due to repayment of loans and interest and payments for leases as opposed to proceeds from issuance of shares and from exercise of warrants for the year ended December 31, 2021.

We expect that we will continue to generate losses and negative cash flows from operations for the foreseeable future. Based on the projected cash flows and cash balances as of December 31, 2022, together with the proceeds from the January 2023 financing, we believe our existing cash will not be sufficient to fund operations for a period of more than 12 months. As a result, there is substantial doubt about our ability to continue as a going concern. We will need to raise additional capital, which may not be available on reasonable terms or at all. Additional capital would be used to accomplish the following:

●	finance our current operating expenses;

●	pursue growth opportunities;

●	hire and retain qualified management and key employees;

●	respond to competitive pressures;

●	comply with regulatory requirements; and

●	maintain compliance with applicable laws.

Current conditions in the capital markets are such that traditional sources of capital may not be available to us when needed or may be available only on unfavorable terms. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions, the Russian invasion of Ukraine, the impact of any resurgence of the COVID-19 pandemic and a number of other factors, many of which are outside our control, and on our financial performance. Accordingly, we cannot assure you that we will be able to successfully raise additional capital at all or on terms that are acceptable to us. If we cannot raise additional capital when needed, it may have a material adverse effect on our business, results of operations and financial condition.

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

Our significant accounting policies were revenue from contracts with customers which are more fully described in the notes to our financial statements included herein. We believe these accounting policies discussed below are critical to our financial results and to the understanding of our past and future performance, as these policies relate to the more significant areas involving management’s estimates and assumptions. We consider an accounting estimate to be critical if: (1) it requires us to make assumptions because information was not available at the time or it included matters that were highly uncertain at the time we were making our estimate; and (2) changes in the estimate could have a material impact on our financial condition or results of operations.

Accounting for business combinations

We allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed, based upon their estimated fair values at the acquisition date. These fair values are typically estimated with assistance from independent valuation specialists.

The purchase price allocation process requires us to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets, contractual support obligations assumed, contingent consideration arrangements, and pre-acquisition contingencies.

Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain.

Examples of critical estimates in valuing certain of the intangible assets we have acquired or may acquire in the future include but are not limited to:

● future expected cash flows from product sales or other customer contracts;

● expected costs of fulfillment including marketing, warehousing and product sales;

● the acquired company’s brand and competitive position, as well as assumptions about the period of time the acquired brand will continue to be used in the combined company’s product portfolio;

● cost of capital and discount rates; and

● estimating the useful lives of acquired assets as well as the pattern or manner in which the assets will amortize.

Refer to Note 16, Business Combination, to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Revenue from contracts with customers

Our revenues are comprised of two main categories: (1) selling products to customers, and (2) licensing cloud-enabled software subscriptions, associated software maintenance and support.

We recognize revenue in accordance with ASC Topic 606, Revenues from Contracts with Customers (“ASC 606”). A contract with a customer exists only when: the parties to the contract have approved it and are committed to perform their respective obligations, we can identify each party’s rights regarding the distinct goods or services to be transferred (“performance obligations”), we can determine the transaction price for the goods or services to be transferred, the contract has commercial substance and it is probable that we will collect the consideration to which we will be entitled in exchange for the goods or services that will be transferred to the customer.

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

We maintain a returns policy that allows our customers to return product within a specified period of time. The estimate of the provision for returns is based upon historical experience with actual returns.

Principal versus Agent Considerations

We follow the guidance provided in ASC 606 for determining whether we are a principal or an agent in arrangements with customers, by assessing whether the nature of our promise is a performance obligation to provide the specified goods (principal) or to arrange for those goods to be provided by the other party (agent). With regard to products being sold by Orgad through Amazon, this determination involves judgment. We determine it is the principle when it has control over the promised product before it is transferred to the end customers.

Subscription and Services Offerings

Such performance obligations include cloud enabled subscriptions, software maintenance and technical support.

Fully hosted subscription services (SaaS) allow customers to access hosted software during the contractual term without taking possession of the software. Cloud hosted subscription services are sold on a fee per subscription that is based on consumption or usage (per fit recommendation).

We recognize revenue ratably over the contractual service term for hosted services that are priced based on a committed number of transactions where the delivery and consumption of the benefit of the services occur evenly over time, beginning on the date the services associated with the committed transactions are first made available to the customer and continuing through the end of the contractual service term. Over usage fees and fees based on the actual number of transactions are billed in accordance with contract terms as these fees are incurred and are included in the transaction price of an arrangement as variable consideration. Fees based on a number of transactions or impressions per month, are allocated to the period in which the transactions occur. Revenue for subscriptions sold as a fee per period is recognized ratably over the contractual term as the customer simultaneously receives and consumes the benefit of the underlying service.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MY SIZE, INC. AND ITS SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022

U.S. DOLLARS IN THOUSANDS

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

My Size, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of My Size, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of comprehensive loss, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Acquisition-date fair value of customer relationships

As discussed in Note 16 to the consolidated financial statements, on October 11, 2022, the Company acquired Naiz Bespoke Technologies SL (“Naiz”). As a result of the transaction, the Company acquired customer relationships intangible assets (“customer relationships”) representing the generation of future income from Naiz’s existing customers. The acquisition date fair value of the customer relationships was $726 thousand.

We identified the evaluation of the acquisition-date fair value of the Naiz customer relationships as a critical audit matter. A high degree of subjective auditor judgment was required to evaluate the following internally developed assumptions used to estimate the fair value of such asset, for which there were limited observable inputs: (i) forecasted revenues attributable to existing customers, (ii) forecasted earnings before interest, taxes, depreciation, and amortization (“EBITDA”) margins for the acquired business, (iii) estimated annual customer attrition rates and (iv) estimated discount rate. The determined fair value was sensitive to changes in these key assumptions. Additionally, specialized skills and knowledge were needed to evaluate the discount rate used.

The primary procedures we performed to address this critical audit matter included the following. We evaluated the design of certain internal controls over the Company’s acquisition-date fair value estimation process, including controls over the development of key assumptions. We performed a sensitivity analysis to assess the impact of reasonably possible changes to forecasted revenues, EBITDA margins, annual customer attrition rates, and the discount rate. We evaluated the forecasted revenue growth rates from existing customers by comparing the growth assumptions to those of the Company’s peers and industry reports. In connection with our assessment of the forecasts used in the valuation, we compared (1) forecasted revenue and EBITDA to Naiz’s historical actual results and (2) estimated annual customer attrition rates to historical Naiz customer attrition data. We tested the Company’s determined weighted average cost of capital (“WACC”), which was used to determine the discount rate, by involving valuation professionals with specialized skills and knowledge, who assisted in:

-	Evaluating the selected discount rate by comparing it against a discount rate range that was independently developed using publicly available market data for comparable companies, and;

-	Assessing the Company’s WACC calculation, by comparing it against an independently estimated WACC range based on inputs obtained through published surveys and studies.

Goodwill impairment assessment

As discussed in Note 16 to the consolidated financial statements, during 2022 the Company recorded goodwill of $1,257 thousand related to the acquisition of Naiz Bespoke Technologies, S.L. (“Naiz”). The Company performed an annual quantitative impairment test of goodwill at the reporting unit level. Based on this analysis, the Company determined that the fair value of its reporting unit exceeded its carrying value and no impairment charge was required.

We identified the evaluation of the goodwill impairment assessment for the Naiz reporting unit as a critical audit matter. A high degree of subjective auditor judgment was required to evaluate the following assumptions used to estimate the fair value of the Company’s reporting unit, for which there were limited observable inputs: (i) forecasted reporting unit cash flows, (ii) long-term growth rates, and (iii) discount rates. The fair value was sensitive to changes in these key assumptions. Additionally, specialized skills and knowledge were needed to evaluate the discount rates.

The primary procedures we performed to address this critical audit matter included the following. We evaluated the design of certain internal controls over the Company’s goodwill impairment evaluation process. We performed sensitivity analyses to assess the impact of reasonably possible changes to forecasted cash flows, long-term growth rates, and discount rates. We evaluated the Company’s forecasted growth rates by comparing the growth assumptions to those of the Company’s peers and industry reports. We compared the Company’s forecasted revenue, cost of sales, and operating expense margins to historical actual results to assess the reasonableness of the forecasts. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:

– Assessing the Company’s WACC calculation, by comparing it against an estimated WACC range based on inputs obtained through published surveys and studies

– Evaluating the discount rates used by the Company by comparing them against discount rate ranges that were developed using publicly available market data for comparable companies, and;

– Performing an arithmetic recalculation regarding the fair value of the Company’s reporting unit, using the Company’s cash flow forecasts and the independently developed discount rates, and comparing the results to the Company’s fair value estimates.

/s/ Somekh Chaikin
Somekh Chaikin

Member Firm of KPMG International
We have served as the Company’s auditor since 2017.
Tel Aviv, Israel
April 14, 2023

MY SIZE, INC. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share data)

		December 31,
	Note	2022	2021

Assets

Current assets
Cash and cash equivalents	3	2,100	10,670
Restricted cash		263	273
Inventory		997	-
Account receivables		1,940	40
Other receivables and prepaid expenses	4	758	579

Total current assets		6,058	11,562

Long term deposits		28	-
Property and equipment, net	5	140	112
Operating right-of-use asset	6	583	776
Intangible assets	7	1,377	-
Goodwill	7	1,395	-
Investment in JV	8	99	-
Investment in marketable securities	11	47	108
		3,669	996

Total assets		9,727	12,558

Liabilities and shareholders’ equity

Current liabilities
Operating lease liability	6	159	138
Short-term loans	9	155	-
Trade payables		2,487	635
Liabilities to Related parties		698	63
Other payables		680	392

Total current liabilities		4,179	1,228

Long-term loans	9	376	-
Deferred tax liabilities		328	-
Operating lease liability	6	308	473
Total non-current liabilities		1,012	473
CONTINGENCIES AND COMMITMENTS	15

Total Liabilities		5,191	1,701

Shareholders’ equity	13
Stock capital -
Common stock of $0.001 par value - Authorized: 250,000,000 and 100,000,000 shares as of December 31,2022 and 2021; Issued and outstanding: 1,464,117 and 959,297 as of December 31,2022 and 2021, respectively (*)		1	1
Additional paid-in capital		58,673	56,453
Accumulated other comprehensive loss		(637)	(406)
Accumulated deficit		(53,501)	(45,191)

Total shareholders’ equity		4,536	10,857
Total liabilities and shareholders’ equity		9,727	12,558

(*)	Adjusted to give retroactive effect of 1:25 reverse stock split, see Note 13 (g)

The accompanying notes are an integral part of the consolidated financial statements.

MY SIZE, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands (except share data and per share data)

		Year ended December 31,
	Note	2022	2021

Revenues		4,459	131
Cost of revenues		(3,825)	-
Gross profit		634	131

Operating expenses
Research and development		(1,701)	(4,248)
Sales and marketing	18	(3,143)	(2,336)
General and administrative	19	(3,900)	(4,124)

Total operating expenses		(8,744)	(10,708)

Operating loss		(8,110)	(10,577)

Financial income (expense), net	20	(236)	57

Loss before taxes		(8,346)	(10,520)

Taxes on income		36	-
Net loss for the year		(8,310)	(10,520)

Other comprehensive income (loss):

Foreign currency translation differences		(231)	18

Total comprehensive loss		(8,541)	(10,502)

Basic and diluted loss per share (*)		(7.47)	(17.75)

Basic and diluted weighted average number of shares outstanding (*)		1,111,913	420,385

(*)	Adjusted to give retroactive effect of 1:25 reverse stock split, see Note 13 (g)

The accompanying notes are an integral part of the consolidated financial statements.

MY SIZE, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

U.S. dollars in thousands (except share data)

	Common stock			Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number	Amount		capital	loss	Deficit	equity

Balance as of January 1, 2021	289,314	(*	)	37,171	(424)	(34,671)	2,076
Stock-based compensation related to options granted to employees and consultants	-	-		373	-	-	373
Exercise of options granted to employees	178	(*	)	-	-	-	-
Restricted shares issued to shareholder (***)	100,000	(*	)	2,618	-	-	2,618

Issuance of shares, net of issuance cost of $1,160	434,700	1		12,582	-	-	12,583
Exercise of warrants	135,108	(*	)	3,709	-	-	3,709
Total comprehensive income (loss)	-	-		-	18	(10,520)	(10,502)
Balance as of December 31, 2021	959,300	1		56,453	(406)	(45,191)	10,857
Stock-based compensation related to options and restricted shares granted to employees and consultants	176,000	(*	)	455	-	-	455
Issuance of shares in Business Combination (**)	295,802	(*	)	1,446	-	-	1,446
Issuance of shares post Business Combination (**)	20,924	(*	)	319	-	-	319
Effect of reverse stock split (Note 13 g)	12,091	(*	)	-	-	-	-
Total comprehensive income (loss)	-	-		-	(231)	(8,310)	(8,541)

Balance as of December 31, 2022	1,464,117	1		58,673	(637)	(53,501)	4,536

(*)	Represents an amount of less than $1.
(**)	See note 16
(***)	See note 1 b

The accompanying notes are an integral part of the consolidated financial statements.

MY SIZE, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year ended December 31,
	2022	2021
Cash flows from operating activities:

Net loss	(8,310)	(10,520)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	38	42
Change in operating lease right-of-use asset	135	43
Amortization of intangible assets	155	-
foreign exchange differences	(23)	1
Change in liabilities to related parties	635	-
Interest on long term liabilities	10	-
Interest paid	(10)	-
Revaluation of investment in marketable securities	62	(49)
Restricted Shares issued to shareholder	-	2,618
Stock based compensation	455	373
Issuance of shares post Business Combination	319	-
Change in inventory	(219)	-
Change in deferred tax liabilities	(36)	-
Change in account receivable	(1,863)	(12)
Changes in operating lease liabilities	(142)	-
Change in other receivables and prepaid expenses	184	(99)
Change in trade payables	1,315	253
Change in other payables	5	53

Net cash used in operating activities	(7,290)	(7,297)

Cash flows from investing activities:

Acquisition of a subsidiary, net of cash acquired	(767)	-
Proceeds from restricted deposits, net	-	184
investing in other receivable	(100)	-
Investment in equity accounted investee	(99)	-
Purchase of property and equipment	(27)	(23)

Net cash (used in) provided by investing activities	(993)	161

Cash flows from financing activities:

Proceeds from issuance of shares, net of issuance costs	-	12,583
Repayment of loans	(67)	-
Proceeds from exercise of warrants	-	3,709

Net cash (used in) provided by financing activities	(67)	16,292

Effect of exchange rate fluctuations on cash and cash equivalents	(230)	13

Change in cash and cash equivalents and restricted cash	(8,580)	9,169
Cash and cash equivalents and restricted cash at the beginning of the year	10,943	1,774

Cash and cash equivalents and restricted cash at the end of the year	2,363	10,943

B) Aggregate cash flows derived for the Company as a result of the Orgad acquisition (note 16)

2022

Trade and other receivables	364
Inventory	864
Fixed assets	55
Long-term deposits	31
Selling Platform	378
Goodwill	152
Short-term credit	(181)
Trade payables	(580)
Other payables	(88)
Long-term loan	(138)
Long-term provision	(13)
Deferred Tax Liability	(87)
Issuance of shares	(457)
Total acquisition of subsidiary, net of cash	300

C) Aggregate cash flows derived for the Company as a result of the Naiz acquisition (note 16)

2022

Trade receivables and other receivables	41
PP&E	3
Long-term financial investment	8
Customer Relationships	726
Technology	286
Trademark	77
Goodwill	1,152
Short Term accruals and deferrals	(56)
Trade payables	(46)
Short-term provision	(6)
Short term debt	(155)
Long term debt	(294)
Deferred Taxes	(261)
Issuance of shares	(1,008)
Total acquisition of subsidiary, net of cash	467

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

Following the acquisition of Naiz Bespoke Technologies, S.L (“Naiz”) in October 2022 (see note 16), the Company expanded its offering outreach and customer base.

Following the acquisition of Orgad International Marketing Ltd. (“Orgad”) in February 2022 (see note 16), the Company also operates an omnichannel e-commerce platform.

The Company has five subsidiaries, My Size Israel 2014 Ltd (“My Size Israel”), Topspin Medical (Israel) Ltd., and Orgad all of which are incorporated in Israel, and My Size LLC which was incorporated in the Russian Federation and Naiz Bespoke Technologies, S.L., a limited liability company incorporated under the laws of Spain (see note 16). References to the Company include the subsidiaries unless the context indicates otherwise.

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

On May 26, 2021, the Company, My Size Israel and Shoshana Zigdon entered into an Amendment to Purchase Agreement (the “Amendment”) which made certain amendments to a Purchase Agreement between the parties dated February 16, 2014 (the “Purchase Agreement”). Pursuant to the Amendment, Ms. Zigdon agreed to irrevocably waive the right to repurchase certain assets related to the collection of data for measurement purposes that My Size Israel acquired from Ms. Zigdon under the Purchase Agreement and upon which the Company’s business is substantially dependent, and all past, present and future rights in any of the intellectual property rights sold, transferred and assigned to My Size Israel under the Purchase Agreement and any modifications, amendments or improvements made thereto, including, without limitation, any compensation, reward or any rights to royalties or to receive any payment or other consideration whatsoever in connection with such intellectual property rights (the “Waiver”). In consideration of the Waiver, the Company issued 100,000 shares of common stock to Ms. Zigdon in a private placement.

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 1 - GENERAL (Cont.)

c.	On July 25, 2016, the Company’s common stock began publicly trading on the Nasdaq Capital Market under the symbol “MYSZ”. The Company’s shares of common stock are listed both on the Nasdaq Capital Market and TASE.

d.	Since inception, the Company has incurred significant losses and negative cash flows from operations and has an accumulated deficit of $53,501. The Company has financed its operations mainly through fundraising from various investors.

The Company’s management expects that the Company will continue to generate losses and negative cash flows from operations for the foreseeable future. Based on the projected cash flows and cash balances as of December 31, 2022, management is of the opinion that its existing cash will be sufficient to fund operations for a period less than 12 months. As a result, there is substantial doubt about the Company’s ability to continue as a going concern.

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

e.	The Company has three reportable segments: (i) fashion and equipment e-commerce platform, and (ii) SaaS based innovative artificial intelligence driven measurement solutions (iii) Naiz SaaS based innovative artificial intelligence driven measurement solutions. The fashion and equipment e-commerce platform which represent Orgad’s activity that was acquired by the Company, mainly operates on Amazon. The SaaS based innovative artificial intelligence driven measurement solutions, or SaaS Solutions operating segment consists of My Size Inc My Size Israel and LLC.

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

Information about assumptions made by the Company with respect to the future and other reasons for uncertainty with respect to estimates that have a significant risk of resulting in a material adjustment to carrying amounts of assets and liabilities in the next financial year are included in the following notes:

Acquisitions of subsidiaries

The Company measures the fair value of the consideration transferred (including contingent consideration) and fair value of the assets acquired and liabilities assumed, in business combination transactions. For information on details on fair value measurement in acquisition of subsidiaries, see Note 16 regarding business combinations.

Estimated impairment of non-financial assets

The Company examines on an annual basis whether there is an impairment of goodwill, intangibles and property, plant and equipment that are allocated to cash generating units, in accordance with the accounting policy presented in Note 1(h) below. Recoverable amounts of cash-generating units are determined on the basis of value-in-use calculations. These calculations require the use of estimates.

For information on key assumptions used in calculation of the recoverable amount, see note 7 – Goodwill and other Intangible assets.

b.	Functional currency:

The currency of the primary economic environment in which the operations of the Company is conducted is the United States Dollar and thus it is the Company’s functional currency. The reporting currency according to which these financial statements are prepared is the U.S. dollar.

The currency of the primary economic environment in which the operation of the Subsidiary, My Size Israel and Orgad International Marketing Ltd. functional currency is the New Israeli Shekel (“NIS”).

The currency of the primary economic environment in which the operation of the Subsidiary, My Size LLC, functional currency is Russian Ruble.

The currency of the primary economic environment in which the operation of the Subsidiary, Naiz fit, functional currency is Euro.

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

e.	Restricted cash

Restricted cash are deposits for rent, credit card and for hedging activities.

f.	Inventories:

Inventories include finished goods and are measured at the lower of cost or net realizable value. The cost of inventories comprises of the costs incurred in bringing the inventories to their present location and condition. Net realizable value is the estimated selling price in the ordinary course of business. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. The costs of purchase of inventories comprise the purchase price and other costs directly attributable to the acquisition of finished goods. In 2022, the Company recorded an inventory mark-down of $48.

g.	Property and equipment:

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets, at the following annual rates:

%

Computers and peripheral equipment	33
Office furniture and equipment	7-20
Leasehold improvements	Over the term of the lease or the useful life of the improvements, whichever is shorter

h.	Impairment of long-lived assets:

The Company’s property and equipment are reviewed for impairment in accordance with ASC 360, “Property Plant and Equipment”, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs. During the periods ended December 31, 2022 and 2021, no impairment losses have been recorded.

i.	Business combinations:

The Company applies the provisions of ASC 805, “Business Combination” and allocates the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, the Company estimated the future expected cash flows from acquired platform, customer relationships, Technology and trademark from a market participant perspective, useful lives and discount rates. In addition, management makes significant estimates and assumptions, which are uncertain, but believed to be reasonable.

Acquisition-related costs are recognized separately from the acquisition and are expensed as incurred.

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Cont.)

j.	Goodwill:

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Under ASC 350, “Intangible - Goodwill and Other”, goodwill is not amortized, but rather is subject to an annual impairment test.

ASC 350 requires goodwill to be tested for impairment at the reporting unit level at least annually, the fourth quarter, or between annual tests in certain circumstances, and written down when impaired. Goodwill is tested for impairment by comparing the fair value of the reporting unit with it carrying value. Goodwill from Orgad acquisition was allocated to the fashion and equipment e-commerce platform segment and Goodwill from the Naiz acquisition was allocated to Naiz segment based innovative artificial intelligence driven measurement solutions.

Alternatively, ASC 350 permits an entity to bypass the qualitative assessment for any reporting unit and proceed directly to performing the first step of the goodwill impairment test. There were no impairment charges to goodwill during the period presented.

k.	Intangible assets:

Intangible assets consist of identifiable intangible assets that the Company has acquired from previous business combinations. Intangible assets are recorded at costs, net of accumulated amortization. The Company amortizes its intangible assets reflecting the pattern in which the economic benefits of the intangible assets are consumed. When a pattern cannot be reliably determined, the Company uses a straight-line amortization method. Amortization is calculated by the straight-line method over the estimated useful lives of the following assets.

The estimated useful lives of the company’s intangible assets are as follows:

years
Customer Relationships	7
Technology	5
Trademark	5
Selling Platform	3

Each period the Company evaluates the estimated remaining useful lives of its intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization

l.	Severance pay:

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

Other than the My Size Israel’s liability there are no additional severance pay liabilities.

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Cont.)

m.	Research and development costs:

Research and development costs are charged to the statement of operations, as incurred. Most of the research and development expenses are for wages, related expenses and subcontractors.

n.	Income taxes:

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or in the Companies’ tax returns. Deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of deferred tax assets will not be realized. The Company establishes a valuation allowance, if necessary, to reduce deferred tax assets to the amount more likely than not to be realized. As of December 31, 2022, and 2021, a full valuation allowance was established by the Company.

The Company implements a two-step approach to recognize and measure the benefit of its tax positions. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is greater than 50 percent (cumulative basis) likely to be realized upon settlement. The Company believes that its tax positions are all highly certain of being upheld upon examination. As of December 31, 2022 and 2021 the Company recorded a liability for unrecognized tax benefits of $328 and none respectively.

o.	Accounting for stock-based compensation:

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

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Cont.)

p.	Fair value of financial instruments:

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

q.	Basic and diluted net loss per share:

Basic net loss per share is computed based on the weighted average number of shares of common stock outstanding during each year. Diluted net income per share is computed based on the weighted average number of shares of common stock outstanding during each year plus dilutive potential equivalent common stock considered outstanding during the year, in accordance with ASC 260, “Earnings per Share”. For the years ended December 31, 2022 and 2021, all outstanding options and warrants have been excluded from the calculation of the diluted net loss per share since their effect was anti-dilutive.

r.	Concentrations of credit risk:

Financial instruments that potentially subject the Company and its subsidiaries to concentrations of credit risk consist principally of cash and cash equivalents.

Cash and cash equivalents are invested in banks in Israel, Spain and United States. Such deposits in United States may be in excess of insured limits and are not insured in other jurisdictions. Management believes that the financial institutions that hold the Company’s investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.

The Company and its subsidiaries have no off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Cont.)

s.	Revenue Recognition:

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

Principal versus Agent Considerations

The Company follows the guidance provided in ASC 606 for determining whether it is a principal or an agent in arrangements with customers, by assessing whether the nature of the Company’s promise is a performance obligation to provide the specified goods (principal) or to arrange for those goods to be provided by the other party (agent). With regard to products being sold by Orgad through Amazon, this determination involves judgment. The Company determines it is the principle when it has control over promised product before it is transferred to the end customers.

Subscription and Services Offerings

Such performance obligations include cloud enabled subscriptions, software maintenance and technical support.

Fully hosted subscription services (SaaS) allow customers to access hosted software during the contractual term without taking possession of the software. Cloud hosted subscription services are sold on a fee per subscription that is based on consumption or usage (per fit recommendation).

The Company recognizes revenue ratably over the contractual service term for hosted services that are priced based on a committed number of transactions where the delivery and consumption of the benefit of the services occur evenly over time, beginning on the date the services associated with the committed transactions are first made available to the customer and continuing through the end of the contractual service term. Over usage fees and fees based on the actual number of transactions are billed in accordance with contract terms as these fees are incurred and are included in the transaction price of an arrangement as variable consideration. Fees based on a number of transactions or impressions per month, are allocated to the period in which the transactions occur. Revenue for subscriptions sold as a fee per period is recognized ratably over the contractual term as the customer simultaneously receives and consumes the benefit of the underlying service.

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Cont.)

t.	Contingencies and Commitments

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

u.	Derivative instruments

The Company accounts for its derivative instruments as either assets or liabilities and measures them at fair value through profit or loss.

v.	Leases

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

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The company generally use its incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

For the office rent lease, the Company has elected to account for the lease and non-lease maintenance components as a single lease component. Therefore, the lease payments used to measure the lease liability include all of the fixed consideration in the contract, including in-substance fixed payments, owed over the lease term.

w.	Impact of recently issued accounting standard

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which requires companies to measure credit losses of financial instruments, including customer accounts receivable, utilizing a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Subsequent to the issuance of ASU 2016-13, the FASB issued several additional Accounting Standard Updates to clarify implementation guidance, provide narrow-scope improvements and provide additional disclosure guidance. As an Emerging Growth Company, ASU 2016-13 is effective for fiscal years beginning after December 15, 2022. The Company does not expect this ASU to have a material impact on its consolidated financial statements.

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 3 - CASH AND CASH EQUIVALENTS

The Company’s cash and cash equivalents balance at December 31, 2022 and 2021 is denominated in the following currencies:

	December 31,
	2022	2021

US Dollars	1,651	10,184
New Israeli Shekels	259	433
Other	190	53
	2,100	10,670

NOTE 4 - OTHER RECEIVABLES AND PREPAID EXPENSES

	December 31,
	2022	2021

Prepaid expenses and other current assets	322	429
Government authorities	283	17
Other	153	133
Total	758	579

NOTE 5 - PROPERTY AND EQUIPMENT, NET

	Computers and peripheral equipment	Office furniture and equipment	Leasehold improvements	Total
Cost
Balance as at January 1, 2021	182	58	60	300
Additions	23	-	-	23
Translation adjustments	7	2	2	11
Balance as at December 31, 2021	212	60	62	334

Balance as at January 1, 2022	212	60	62	334
Additions	16	11	-	27
Business combination	40	15	-	55
Translation adjustments	(32)	(8)	(8)	(48)
Balance as at December 31, 2022	236	78	54	368

Accumulated Depreciation
Balance as at January 1, 2021	146	14	12	172
Additions	27	5	10	42
Translation adjustments	6	1	1	8
Balance as at December 31, 2021	179	20	23	222

Balance as at January 1, 2022	179	20	23	222
Additions	20	9	9	38
Translation adjustments	(27)	(3)	(2)	(32)
Balance as at December 31, 2022	172	26	30	228

Carrying amounts
As at December 31, 2021	33	40	39	112
As at December 31, 2022	64	52	24	140

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 6 - LEASES

In August 2019, The Company entered into an office space lease agreement. The lease term is for 36 months beginning on August 20, 2019 and ending on August 20, 2022, with an option to extend for an additional 36 months. The Company extended the lease period until August 20, 2025. Monthly rent payments including utilities amounting to approximately USD 14 (NIS 49,500) per month.

In addition, The Company entered into a three-year cancelable operating lease agreement for cars.

These operating leases are included in “Right of use asset” on the Company’s December 31, 2022 consolidated balance sheets, and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligations to make lease payments are included in the current liabilities as “Operating lease liability” and in the non-current liabilities as “Operating lease liability - long term” on the Company’s December 31, 2022 consolidated balance sheets. As of December 31, 2022, right-of-use of asset was $583. operating lease liabilities were $159 and non current Operating lease liabilities were $308. Right-of-use asset includes the capitalization of improvements (net of amortization) amounting to $105.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

The interest rate used to discount future lease payment was 11.95%.

Maturities of lease liabilities as of December 31, 2022 were as follows:

Year Ending:
2023	$191
2024	$191
2025	$127
Thereafter	$509
Less imputed interest:	$(42)
Total lease liabilities	$467

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 7 – Goodwill and other Intangible assets

A.	Identified intangible assets

Schedule of Intangible assets

	Selling Platform	Technology	Customer Relationships	Other	Total
	Thousands USD	Thousands USD	Thousands USD	Thousands USD	Thousands USD
Cost
As of January 1, 2022	-	-	-	-	-

Acquisitions through business combinations	378	286	726	77	1,467
Effect of changes in exchange rates	(32)	25	65	7	65
As of December 31, 2022	346	311	791	84	1,532

Amortization
As of January 1, 2022	-	-	-	-	-

Amortization for the year including effect of changes in exchange rates as of December 31, 2022	(109)	(15)	(27)	(4)	(155)

Carrying amount
As of December 31, 2022	237	296	764	80	1,377

Amortization

Amortization expenses recorded for identified intangible assets in the Consolidated Statements of Operations for each period and were as follows:

	Line Item	December 31, 2022	December 31, 2021

Selling platform	Costs of revenues	109	-
Trademark	Sales and marketing	4	-
Technology	Costs of revenues	15	-
Customer relationships	Sales and marketing	27	-
Total amortization expenses		155

Future amortization expenses are expected to be as follows:

	2023	2024	2025	2026	2027	Thereafter	Total
Future amortization expenses	303	303	194	177	156	179	1,312

b.	Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2022 and 2021 were as follows:

	Fashion and equipment e-commerce platform	Naiz	Total
Balance as of December 31, 2021	-	-	-
Changes during the period:
Goodwill acquired	152	1,152	1,304
Goodwill impairment	-	-	-
Translation differences	(14)	105	91
Balance as of December 31, 2022	138	1,257	1,395

The Company operates its business through three reporting segments: (i) fashion and equipment e-commerce platform, and (ii) SaaS based innovative artificial intelligence driven measurement solutions and (iii) Naiz. See note 17 for additional segments information.

The Company determines the fair value of its reporting units using the income approach. According to the income, the Company uses discounted cash flows to estimate the fair value. Cash flow projections are based on the Company’s estimates of revenue growth rates and operating margins, taking into consideration the industry’s and market’s conditions. The discount rate used is based on the weighted average cost of capital (“WACC”), adjusted for the relevant risk associated with business-specific characteristics.

The Company performed a quantitative assessment as of December, 31 2022 for the reporting units’ fair value. The estimated fair value of the Fashion and equipment e-commerce platform and Naiz reporting units exceeded its estimated carrying amount by 95.9% and 27.7% respectively. This, based the following assumptions:

	Fashion and equipment e-commerce platform	Naiz
Discount rate	21%	23%
Terminal growth rate	3%	3%

If business conditions or expectations were to change materially, it may be necessary to record impairment charges to the Company’s reporting units in the future.

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 8 - Investment in JV

In August 2022, the Company established a joint venture (“JV”) in Brazil with Santista Têxtil. The Company holds 51% and Santista Têxtil holds 49% of the JV. The purpose of the JV is to serve the Brazilian market according to the business plan that was set. Both parties agree to make an initial investment in the JV of $198 that will be made per the holding percentage of each party. As of the reporting date, the JV is in process of establishing its operation.

NOTE 9 - Financial Liabilities

The book value of each of the financial liability categories is an acceptable approximation of fair value.

The debt is comprised of four loans that were granted to My Size Israel – in an outstanding amount of approximately $131, bearing interest ranging from prime rate to prime+2.8% rate, and four loans that were granted to the Spanish subsidiary– in an outstanding amount of approximately $400, bearing interest ranging from 1% to 3%.

The financial liability maturities during the five years following the end of the financial year are shown below:

	Until	Until	Until	Until	Until	After	TOTAL
	31-12-23	31-12-24	31-12-25	31-12-26	31-12-27	31-12-27	31-12-22

Debts with credit institutions	155	138	92	87	47	12	531

NOTE 10 - RELATED PARTIES TRANSACTIONS

A. Balances with related parties:

The following related party payables are included in liability to related parties.

	December 31,
	2022	2021
Officers (*)	41	43
Liability in respect of business combinations (**)	739	-
Other related parties (***)	(95)	-
Directors	15	20
	698	63

(*)	The amount includes the net salaries payables.

(**)	The amount includes the provision created to former owners of Orgad that are entitled to additional cash and equity consideration and former owners of Naiz that entitled to additional cash consideration, see note 16- business combination.
(***)	The amount includes an amount receivable from Orgad previous shareholders who currently work in the company.

B. Related parties benefits:

	Year ended December 31,
	2022	2021
Salaries and related expenses	1,440	852
Share based payments	396	73
Cash liability and equity liability expenses related to acquisitions (**)	1,058	-
Directors	58	58
	2,952	983

(**)	The amount includes the expenses for a provision created to former owners of Orgad that are entitled to additional cash and equity consideration and former owners of Naiz that entitled to additional cash consideration, see note 16- business combination.

NOTE 11 - FINANCIAL INSTRUMENTS

The following tables presents the Company’s significant assets and liabilities that are measured at fair value on recurring basis and their classification within the fair value hierarchy:

	December 31, 2022
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial assets
Investment in marketable securities	-	47	-
financial assets (*)		10

	December 31, 2022
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial liabilities
Derivatives	-	9	-

	December 31, 2021
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial assets
Investment in marketable securities	-	108	-

	December 31, 2021
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial liabilities
Warrants derivative	-	2	-

(*)	the financial asset includes in other receivables.

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 11 - FINANCIAL INSTRUMENTS (Cont.)

The carrying amounts of cash and cash equivalents, restricted cash, short term restricted deposit, accounts receivable, other receivables and prepaid expenses, trade payable and accounts payable approximate their fair value due to the short-term maturities of such instruments.

At December 31, 2022, the recognized gain and fair value (based on quoted market prices with a discount due to security- restrictions on iMine shares) of the marketable securities were $59 and $47, respectively (at December 31, 2021 $49 and $108, respectively).

NOTE 12 - TAXES ON INCOME

a.	On December 31, 2022, the Company had U.S. federal net operating loss carryforwards of approximately $26 available to reduce future taxable income. Utilization of the U.S. net operating losses may be subject to substantial limitations due to the change of ownership provisions of the Internal Revenue Code of 1986.

The U.S. Company has final tax assessments through 2014.

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

Presented hereunder are the tax rates relevant to the Company’s Israeli subsidiaries:

2022 - 23%
2021 - 23%

Presented hereunder are the tax rates relevant to the Company’s Spanish subsidiary:

2022 - 24%

2.	The Company’s Israeli subsidiaries have estimated total available carryforward operating tax losses for Israeli income tax purposes of approximately $64 as of December 31, 2022. Of these losses, a total of $47.5 are owned by Topspin Medical (Israel) Ltd. Topspin tax losses may be offset only by future income with respect to the same operational activity by which it was incurred for an indefinite period of time. The other losses are owned by My Size Israel and may be carryforward to offset against future income for an indefinite period of time.

3.	Topspin Medical (Israel) Ltd. and My Size (Israel) 2014 Ltd. has final tax assessments through 2016.

c.	U.S. and foreign components of loss from continuing operations, before income taxes consisted of:

	December 31,
	2022	2021
U.S	(1,180)	(3,802)
Non-U.S. (foreign)	(7,130)	(6,718)
	(8,310)	(10,520)

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 12 - TAXES ON INCOME (Cont.)

d.	Deferred taxes:

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2022	2021
Deferred tax assets:

Operating loss carryforwards	20,131	20,238
Warrants and options	145	126
Marketable securities	390	377
Intangible assets	(328)	-
Research and development expenses	586	341
Other temporary differences	203	-

Deferred tax assets before valuation allowance	21,127	21,082
Valuation allowance	(21,455)	(21,082)

Net deferred tax liability	(328)	-

The following table presents a reconciliation of the beginning and ending valuation allowance:

	December 31,
	2022	2021
Balance at beginning of the year	21,082	18,968
Additions in valuation allowance to the income statement	1,758	1,625
Additions in valuation allowance due to exchange rate differences	(1,385)	489
Balance at end of the year	21,455	21,082

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

e.	Theoretical tax

The following presents the adjustment between the theoretical tax amount and the tax amount included in the financial statements:

	December 31,
	2022	2021

Loss before income taxes	8,346	10,520
Statutory tax rate	21%	21%
Computed “expected” tax income	1,752	2,209
Foreign tax rate differences and exchange rate differences	149	131
Nondeductible expenses	(107)	(715)
Change in valuation allowance	(1,758)	(1,625)
Taxes on income	36	-

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 13 - SHAREHOLDERS’ EQUITY

a.	Common stock confers upon their holders the right to receive notice to participate and vote in general meetings of the Company, and the right to receive dividends if declared.

b.	On January 8, 2021, the Company conducted a public offering of its securities pursuant to which it issued 62,768 shares of its common stock for gross proceeds of $2,008. The net proceeds to the Company from the offering were approximately $1,700, after deducting placement agent’s fees and other estimated offering expenses payable by the Company.

c.	During 2021, a holders of warrants exercised warrants to purchase 135,109 ordinary shares of the Company in exchange for $3,709.

d.

On March 25, 2021, the Company conducted a public offering of its shares of common stock pursuant to which it issued 104,741 shares of its common stock for gross proceeds of $3,300. The net proceeds to the Company from the offering were approximately $2,872, after deducting placement agent’s fees and other estimated offering expenses payable by the Company.

On May 7, 2021, the Company issued an additional 15,711 shares of the Company’s common stock in connection with the full exercise of the underwriter’s overallotment option granted in the Company’s March 2021 public offering. These additional shares were sold to the underwriter at a public offering price of $31.5 per share, resulting in additional net proceeds to the Company, net of the underwriting discount, of approximately $463.

e.	On May 26, 2021, the Company issued 100,000 shares of common stock to Ms. Zigdon in consideration of the Waiver. See note 1(b) above.

f.

On October 28, 2021, the Company sold in a registered direct offering 100,592 shares of its common stock and, in a concurrent private placement, an aggregate of 75,444 unregistered warrants to purchase shares of common stock, at an offering price of $33.8 per share and associated warrant. In addition, on the same day, the Company sold in a private placement 150,888 unregistered shares of common stock and unregistered warrants to purchase up to an aggregate of 113,166 shares of common stock at the same purchase price as in the registered direct offering. The warrants are immediately exercisable and will expire five years from issuance at an exercise price of $31.5 per share, subject to adjustment as set forth therein. The gross proceeds from the offerings were $8,500. The net proceeds to the Company from the offerings were approximately $7,560, after deducting placement agent’s fees and other estimated offering expenses payable by the Company. In connection with the offerings, the Company issued to the placement agent warrants to purchase 17,603 shares on substantially the same terms as the purchasers in the offerings at an exercise price of $42.25 per share and a term expiring on October 26, 2026.

g.	On December 7, 2022, the Company’s board of directors approved a 1-for-25 reverse stock split of the Company’s issued and outstanding shares of common stock. The reverse stock split became effective on December 8, 2022. In order not to have fractional shares as a result of the reverse stock split, the Company issued an additional 12,091 shares of common stock. As a result, all shares of common stock, options for shares of common stock, exercise price and net loss per share amounts were adjusted retroactively for all periods presented in these financial statements.

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 13 - SHAREHOLDERS’ EQUITY (Cont.)

g.	A summary of the warrant activity during the years ended December 31, 2022 and 2021 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years

Outstanding, December 31, 2020	216,859	36.75	4.26
Issued	206,214		-
Expired or exercised	(135,109)		-
Outstanding, December 31, 2021	287,964	31.00	4.35
Issued	-
Expired or exercised	(17,901)
Outstanding, December 31, 2022	270,063	30.21	3.36
Exercisable, December 31, 2022	270,063	30.21	3.36

NOTE 14 - STOCK BASED COMPENSATION

The stock-based expense recognized in the financial statements for services received is related to Research and Development, Sales and Marketing and General and Administrative expenses as shown in the following table:

	Year ended December 31,
	2022	2021

Stock-based compensation expense - Research and development	151	95
Stock-based compensation expense - Sales and marketing	126	180
Stock-based compensation expense - General and administrative	178	98
	455	373

The stock-based expense recognized in the financial statements for services received post Acquisition of Orgad (see note 16) is related to Cost Of Goods, Sales and Marketing and General and Administrative expenses as shown in the following table:

	Year ended December 31,
	2022	2021

Stock-based compensation expense – Cost of goods	80	-
Stock-based compensation expense - Sales and marketing	112	-
Stock-based compensation expense - General and administrative	127	-
	319	-

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 14 - STOCK BASED COMPENSATION (Cont.)

Options issued to consultants

a.	In July 2019, the Company entered into a three-year agreement with a consultant (“Consultant14”) to provide services to the Company including assisting the Company to promote, market and sell the Company’s technology to potential customers. Pursuant to such agreement and in partial consideration for such consulting services, the Company agreed to issue to Consultant14 options to purchase up to 107 shares of the Company’s common stock upon execution of the agreement. The options are exercisable at $375.00 per share and shall vest in 3 equal instalments every twelve months starting July 2019. Unexercised options shall expire 4 years from the effective date.

In addition, the Company agreed to issue to Consultant14 options to purchase up to 890 shares of the Company’s common stock upon execution of the agreement. The options are exercisable at $27.00 per share and shall vest in 4 equal instalments every six months starting September 2020. Unexercised options shall expire 5 years from the effective date.

During 2022 and 2021, an amount of $7 and $14 respectively, were recorded by the Company as stock-based equity awards with respect to Consultant14.

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 14 - STOCK BASED COMPENSATION (Cont.)

The Company’s outstanding options granted to consultants as of December 31, 2022 are as follows:

Issuance date	Options for Common stock	Weighted Average exercise price per share		Options exercisable	Expiration date

February 2018	15	USD	528.75	15	February 2023
August 2018-December 2018	531	USD	352.38	264	August 2023 - December 2023
July 2020	107	USD	375	107	July 2023
September-October 2020	1,488	USD	27.20	1,288	October 2024- September 2025

Total	2,141			1,674

The Company uses the Black Scholes model to measure the fair value of the stock options with the assistance of a third party valuation.

No stock options were granted during 2022 to consultants.

The fair value of the Company’s stock options granted to non-employees was calculated using the following weighted average assumptions:

	2022	2021
	Grants	Grants

Dividend yield	-	0%
Expected volatility	-	125.15%
Risk-free interest	-	0.16%
Contractual term of up to (years)	-	1.52

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 14 - STOCK BASED COMPENSATION (Cont.)

Stock Option Plan for employees

In March 2017, the Company adopted a stock option plan (the “Plan”) pursuant to which the Company’s Board of Directors may grant stock options to officers and key employees. The total number of options which may be granted to directors, officers, employees under this plan, is limited to 289,000 options. Stock options can be granted with an exercise price equal to or less than the stock’s fair market value at the date of grant.

The fair value of each option award is estimated on the date of grant using the Binomial option-pricing model that used the weighted average assumptions in the following table. The risk free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	2022 Grants	2021 Grants
Dividend yield	0%	0%
Expected volatility	96.52%	98.47%
Risk-free interest	4.06%	0.96%
expected life	5	2-2.27

In the years ended December 31, 2022 and 2021, 10,000 and 3,900 options, respectively, were granted.

On December 7, 2022, the Company’s stockholders approved an increase in the shares available for issuance under the 2017 Equity Incentive Plan from 230,800 shares to 289,000 shares.

On September 29, 2022, the Compensation Committee of the Company approved grants of restricted share awards under the Company’s 2017 Equity Incentive Plan to Ronen Luzon (CEO), Or Kles (CFO), Billy Pardo (COO), Ilia Turchinsky (CTO) and Ezequiel Javier Brandwain (CCO), pursuant to which were issued 100,000 restricted shares, 24,000 restricted shares, 24,000 restricted shares, 16,000 restricted shares and 12,000 restricted shares, respectively. Each restricted share awarded under section 102 Capital Gain Restricted Stock Award Agreement (the “Agreement”). The restricted shares shall vest in three equal installments on January 1, 2023, January 1, 2024 and January 1, 2025 for Ronen Luzon, Or Kles, Billy Pardo and Ilia Turchinsky and on January 27, 2023, January 27, 2024 and January 27, 2025 for Ezequiel Javier Brandwain, conditioned upon continuous employment with the Company, and subject to accelerated vesting upon a change in control of the Company.

On the same day, the Company granted five-years options to purchase up to 10,000 ordinary shares to other employees of the Company at an exercise price of $0.21 per share. The options vesting period is over three years in three equal portions from the vesting commencement date.

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 14 - STOCK BASED COMPENSATION (Cont.)

The total stock option compensation expense in the year ended December 31, 2022 amounted to $448 as follows: Research and development expenses amounted to $151, sales and marketing expenses amounted to $119 and general and administrative expenses amounted to $178.

The total stock option compensation expense in the year ended December 31, 2021 amounted to $252 as follows: Research and development expenses amounted to $94, sales and marketing expenses amounted to $97 and general and administrative expenses amounted to $61.

As of December 31, 2022, there was a total of $530 unrecognized compensation cost relating to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.0 years.

Share option activity during 2022 is as follows:

	2022
	Number of options	Weighted average exercise price US$
Outstanding as of January 1	35,742	26.5
Granted	10,000	5.25
Exercised	-	-
Expired	(4,136)	-
Outstanding as of year end	41,606	22.48
Vested as of year end	33,208	25.17

Share option activity during 2021 is as follows:

	2021
	Number of options	Weighted average Exercise price US$
Outstanding as of January 1	39,094	$26.0
Granted	3,900	32.0
Exercised	(751)	-
Expired	(6,501)	-
Outstanding as of year end	35,742	26.5
Vested as of year end	27,063	26.5

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 15 - CONTINGENCIES AND COMMITMENTS

a.

On August 7, 2018, the Company commenced an action against North Empire LLC (“North Empire”) in the Supreme Court of the State of New York, County of New York for breach of a Securities Purchase Agreement (the “Agreement”) in which it is seeking damages in an amount to be determined at trial, but in no event less than $616. On August 2, 2018, North Empire filed a Summons with Notice against the Company, also in the same Court, in which they allege damages in an amount of $11.4 million arising from an alleged breach of the Agreement. On September 6, 2018 North Empire filed a Notice of Discontinuance of the action it had filed on August 2, 2018. On September 27, 2018, North Empire filed an answer and asserted counterclaims in the action commenced by the Company against them, alleging that the Company failed to deliver stock certificates to North Empire causing damage to North Empire in the amount of $10,958,589. North Empire also filed a third-party complaint against the Company’s CEO and now former Chairman of the Board asserting similar claims against them in their individual capacities. On October 17, 2018, the Company filed a reply to North Empire’s counterclaims. On November 15, 2018, the Company’s CEO and now former Chairman of the Board filed a motion to dismiss North Empire’s third-party complaint. On January 6, 2020, the Court granted the motion and dismissed the third-party complaint. Discovery has been completed and both parties have filed motions for summary judgment in connection with the claims and counterclaims. On December 30, 2021, the Court denied both My Size and North Empire’s motions for summary judgment, arguing there were factual issues to be determined at trial. On January 26, 2022, the Company filed a notice of appeal of the summary judgment decision. The appeal must be fully perfected and filed by July 26, 2022. On February 3, 2022, the Company filed a motion to reargue the Court’s decision denying the Company’s motion for summary judgment. North Empire will file its opposition papers on or before March 31, 2022, and the Company will file reply papers on April 29, 2022. On or about September 12, 2022, the Court issued its Decision and Order denying the Company’s motion to reargue. North Empire filed its opposing brief on December 7, 2022. Both sides were given an opportunity to file a reply brief. The Company filed our reply brief on January 4, 2023 and North Empire filed its reply brief on January 13, 2023. The Appellate Court has scheduled oral argument for the appeal for February 7, 2023. Oral argument was held before the Appellate Court on February 7, 2023. On or about February 28, 2023, the Appellate Court filed its Decision and Order, which affirmed the lower court’s decisions regarding both My Size and North Empire’s motions for summary judgment and sent the case back to the Supreme Court.

On or about March 13, 2023, the Supreme Court referred the case to its Alternative Dispute Program and ordered the cases to mediate. A date for the mediation has not yet been set. The Company intends to vigorously defend any claims made by North Empire.

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

NOTE 16 - BUSINESS COMBINATION

Acquisition of Orgad

On February 7, 2022, the Company acquired 100% of the shares and voting interests in Orgad an omnichannel e-commerce platform. The acquisition was designed to create an additional revenue stream for the Company by becoming a direct e-commerce seller while leveraging the synergies between MySizeID and Orgad’s e-commerce platform.

Unaudited pro-forma information

The results of operations of Orgad have been included in the consolidated financial statements since the acquisition date of February 7, 2022. Orgad revenues included in the Company’s consolidated statement of operations from February 7, 2022 through December 31, 2022 were $4,132. If the acquisition had occurred on January 1, 2021, management estimates that the consolidated pro forma revenues for the year ended December 31 2022 and 2021 would have been $4,662 and $2,850 respectively, and the net loss after tax would have been $8,519 and $10,149 respectively.

(a)	Consideration transferred

The following table summarizes the acquisition date fair value of each major class of consideration:

USD
Thousands
Cash (*)	300
Issuance of shares of common stock (69,752 shares) (**)	457
Total consideration transferred	757

(*)	The cash payment is subject to working capital adjustments.

(**)	Quoted price as of the acquisition date

In addition, the Company agreed to pay to the former owners of Orgad, on the two-year and the three-year anniversary of the closing, $350 in each of these years provided that in the case of the second and third instalments certain revenue targets are met and subject further to certain downward post-closing adjustment. Furthermore, 69,752 shares of common stock will be issued in eight equal quarterly instalments until the lapse of two years from closing. Additional earn-out payments of 10% of the operating profit of Orgad for the years 2022 and 2023 will also be paid. All of these payments are subject to the former owners being actively engaged with Orgad at the date such payment is due, and therefore were not taken as part of the consideration for the business combination.

During the year ended December 31, 2022 an amount of $456 and $319 was recorded in respect of the cash instalments and in respect of stocks issuance, respectively in Cost Of Goods, Sales and Marketing and General and Administrative expenses as shown in the following table:

2022

Stock-based compensation expense – Cost of goods	194
Stock-based compensation expense - Sales and marketing	271
Stock-based compensation expense - General and administrative	310
775

(b)	Identifiable assets acquired and liabilities assumed

Under the purchase price allocation, the Company allocated the purchase price to tangible and identified intangible assets acquired and liabilities assumed based on the preliminary estimates of their fair values, which were determined using generally accepted valuation techniques based on estimates and assumptions made by management at the time of the acquisition. Such estimates are subject to change during the measurement period which is not expected to exceed one year. The purchase price allocation was not finalized duo to examination of the net working capital of Orgad at the acquisition date. Any adjustments to the preliminary purchase price allocation identified during the measurement period will be recognized in the period in which the adjustments are determined.

The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the acquisition date:

Thousands USD
Cash and Cash Equivalent	-
Trade receivables	364
PP&E	55
Inventory	864
Long-term financial investment	31
Selling platform	378
Goodwill	152
Short-term accruals and deferrals	(181)
Trade payables	(668)
Long term provision	(13)
Long-term debt	(138)
Deferred Taxes	(87)
Total net assets acquired	757

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 16 - BUSINESS COMBINATION (Cont.)

(c)	Acquisition-related costs

The Company incurred transaction costs of approximately $40 and none during twelve-month period ended December 31, 2022 which were included in general and administrative expenses in the consolidated statements of income (loss).

Acquisition of Naiz Bespoke Technologies, S.L. (“Naiz”)

On October 11, 2022, the Company acquired 100% of the shares and voting interests in Naiz a provider of SaaS technology solutions that solve size and fit issues for fashion ecommerce companies. The acquisition was designed to allow Naiz’s customers benefit from MySize’s deep understanding of the fashion ecommerce retail landscape, while creating an additional revenue stream for the Company.

Unaudited pro-forma information

The results of operations of Naiz have been included in the consolidated financial statements since the acquisition date of October 11, 2022. Naiz revenues included in the Company’s consolidated statement of operations from October 11, 2022 through December 31, 2022 were $103. If the acquisition had occurred on January 1, 2021, management estimates that the consolidated pro forma revenues for the year ended December 31 2022 and 2021 would have been $4,738 and $379 respectively and the net loss after tax would have been $8,695 and $10,717 respectively.

(a)	Consideration transferred

The following table summarizes the acquisition date fair value of each major class of consideration:

USD
Thousands
Cash	503
Issuance of shares of common stock (240,000 shares) (*)	1,008
Total consideration transferred	1,511

(*)	Quoted price as of the acquisition date

In addition, the Company agreed to pay to the former owners of Naiz, additional cash consideration (up to $1,550) in four instalments subject to the following conditions:

(i)	Continuing employment or involvement of the Key Persons of Naiz (as defined in the agreement) by or with Naiz, except if terminated as a result of a Good Reason; and

(ii)	Naiz’s Revenues reaching or exceeding the respective Target Revenues defined in the agreement. The revenues will be calculated in four periods: (1) January 1, 2022 – December 31, 2022; (2) January 1, 2023 – June 30, 2023; (3) July 1, 2023 – December 31, 2023; (4) January 1, 2024 – December 31, 2024.

Former owners of Naiz are entitled to additional cash consideration following December 31, 2025 (up to $1,650) in an event when the actual value of the equity consideration is less than $1,650, subject to completion of a Target Revenue for the period of January 1, 2025 – December 31, 2025 and continuing employment or involvement of the Key Persons of Naiz (as defined in the agreement) by or with Naiz, except if terminated as a result of a Good Reason;

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 16 - BUSINESS COMBINATION (Cont.)

During the year ended December 31, 2022 an amount of $283 was recorded in respect of the additional cash consideration.

(b)	Identifiable assets acquired and liabilities assumed

Under the purchase price allocation, the Company allocated the purchase price to tangible and identified intangible assets acquired and liabilities assumed based on the estimates of their fair values, which were determined using generally accepted valuation techniques based on estimates and assumptions made by management at the time of the acquisition.

The following table summarizes the fair value of assets acquired and liabilities assumed as of the acquisition date:

Thousands USD
Cash and cash equivalent	36
Trade receivables and other receivables	41
PP&E	3
Long-term financial investment	8
Customer Relationships	726
Technology	286
Trademark	77
Goodwill	1,152
Short Term accruals and deferrals	(56)
Trade payables	(46)
Short-term provision	(6)
Short term debt	(155)
Long term debt	(294)
Deferred Taxes	(261)
Total net assets acquired	1,511

(c)	Acquisition-related costs

During 2022, the Company incurred transaction costs of approximately $75 which were included in general and administrative expenses in the consolidated statements of income (loss).

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

Note 17 – Operating Segments

During the year ended December 31, 2021, the Company had one reportable segment. As a result of the business combinations in the reporting period (see note 13), the Company has three reportable segments: (i) fashion and equipment e-commerce platform, and (ii) SaaS based innovative artificial intelligence driven measurement solutions and (iii) Naiz SaaS based innovative artificial intelligence driven measurement solutions and. The fashion and equipment e-commerce platform which represent Orgad’s activity that was acquired by the Company, mainly operates on Amazon. Orgad has one customer that is responsible for 37.9% of the Company consolidated revenues. The SaaS based innovative artificial intelligence driven measurement solutions, or SaaS Solutions operating segment consists of My Size Inc and My Size Israel and My Size LLC.

Information related to the operations of the Company’s reportable operating segments is set forth below:

	Fashion and equipment e-commerce platform	SaaS Solutions	Naiz	Total
As of the year ended December 31, 2022
Revenues from external customers	4,132	224	103	4,459
Operating (loss) income	(591)	(7,181)	(338)	(8,110)
Financial income (expense), net	-	-	-	(236)
Net loss before tax	-	-	-	(8,346)

	Fashion and equipment e-commerce platform	Saas Solution	Naiz
As of December 31, 2022:
Assets	2,022	5,966	1,691
Amortization of intangible assets	(114)	(34)	(46)

The Company elected to present geographic information in respect with revenues generated from external customers based on the location of the selling entity:

All the revenues of the fashion and equipment e-commerce platform segment are generated by Orgad, located in Israel.

All the revenues of the Naiz segment are generated by Naiz, located in Spain.

The revenues of the Saas Solutions segment are generated by My Size Ltd. located in Israel (approximately 75% of the segment revenues) and by My Size Inc. located in the U.S. (approximately 25% of the segment revenues).

NOTE 18 - SALES AND MARKETING

	Year ended
	December 31,
	2022	2021

Salaries	836	574
Consultants and subcontractors	583	1,086
Marketing	481	283
Selling fees	489	-
Share based payments post Orgad acquisition (*)	271	-
Share based payments for consultants and employees	127	180
Travel	211	42
Other	145	171

	3,143	2,336

(*) See note 16.

NOTE 19 - GENERAL AND ADMINISTRATIVE EXPENSES

	Year ended
	December 31,
	2022	2021
Salaries	1,007	461
Professional services	705	1,832
Share based payments for consultants, directors and employees	180	98
Rent, office expenses and communication	442	372
Insurance	564	627
cash liability and equity liability expenses related to Orgad acquisition	310	-
cash liability expenses related to Naiz acquisition	217
Settlement fees (*)	-	345
Directors	82	59
Other	393	330

	3,900	4,124

(*)	See note 15(b)

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 20 - FINANCIAL INCOME (EXPENSE), NET

A.	Financial income

	Year ended
	December 31,
	2022	2021

Revaluation investment in marketable securities	-	49
Other	26	17

	26	66

B.	Financial expense

	Year ended
	December 31,
	2022	2021

Exchange rate differences	33	-
Revaluation of loan granted	100	-
Revaluation investment in marketable securities	62	-
Other	67	9

	262	9

NOTE 21 - EVENTS SUBSEQUENT TO THE BALANCE SHEET DATE

a.	On January 2, 2023, Orgad experienced a fire at its warehouse in Israel. The Company is not aware of any casualties or injuries associated with the fire. The Company shifted Orgad’s operation to its headquarters. The value of the inventory that was in the warehouse was approximately $450. The Company believes that this incident did not affect the future sales results of Orgad for the year 2023. The inventory was not insured and it is too early to determine the potential impact of this incident on the other parties that were involved in the incident (lessor and others that leased properties near the warehouse).

b.

On January 10, 2023, the Company entered into a securities purchase agreement pursuant to which the Company sold an aggregate of 162,000 of the Company’s shares of common stock and pre-funded warrants to purchase up to 278,899 shares of common stock and, in a concurrent private placement, unregistered warrants to purchase up to 883,798 shares of common stock, consisting of Series A warrants to purchase up to 441,899 shares of common stock and Series B warrants to purchase up to 441,899 shares of common stock, at an offering price of $3.055 per share of common stock and associated Series A and Series B warrants and an offering price of $3.054 per pre-funded warrant and associated Series A and Series B warrants.

In addition, the Company entered into a securities purchase agreement pursuant to which the Company agreed to sell and issue in a private placement an aggregate of up to 540,098 unregistered pre-funded warrants and unregistered warrants to purchase up to an aggregate of 1,080,196 shares of common stock, consisting of Series A warrants to purchase up to 540,098 shares of common stock and Series B warrants to purchase up to 540,098 shares of common stock at an offering price of $3.054 per pre-funded warrant and associated Series A and Series B warrants.

As of March 31,2023 all the pre funded warrants were exercised by the investor.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting and financial disclosure of a type described in Item 304 (a)(1)(iv) or any reportable event as described in Item 304 (a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2022. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this Annual Report on Form 10-K, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Exchange Act, as amended, is recorded, processed, summarized and reported within the required time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment under those criteria, management has determined that, as of December 31, 2022, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2022, we made two acquisitions, as discussed in Note 1a and Note 16 of the audited consolidated financial statements for the year ended December 31, 2022 included in this Annual Report on Form 10-K. As a result, we made additions and/or modifications to policies, procedures, systems and controls that have materially affected our internal control over financial reporting from the acquisitions, including new controls for consolidation process that relates to accounting policies and procedures, operational processes and documentation practices. Management excluded the acquired businesses from management’s report on internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and positions of our executive officers and directors.

NAME	Age	POSITION
Ronen Luzon	52	Chief Executive Officer and Class III Director
Or Kles	40	Chief Financial Officer
Billy Pardo	47	Chief Operating Officer and Chief Product Officer
Ilia Turchinsky	35	Chief Technology Officer
Ezequiel Javier Brandwain	53	Chief Commercial Officer
Oron Branitzky (1)(2)(3)*	63	Class II Director
Oren Elmaliah (1)(2)(3)*	38	Class I Director
Arik Kaufman (1)(2)(3)*	41	Class I Director
Guy Zimmerman*	53	Class II Director

(1)	Member of our audit committee

(2)	Member of our nominating and corporate governance committee

(3)	Member of our compensation committee

* Independent as that term is defined by the rules of the Nasdaq Stock Market.

The business background and certain other information about our directors and executive officers is set forth below:

Ronen Luzon has served as our Chief Executive Officer and a member of our board of directors since September 2013. Since 2006, Mr. Luzon has additionally served as Chief Executive Officer and founder of Malers Ltd., a company in the global security solutions market which provides technological solutions for integrated communication infrastructures, security and control systems. Prior to Malers, he held several senior marketing, sales management and professional services positions in a variety of international high tech companies including VP marketing of GA Tech and Professional Services Manager of Eldat Communication. Mr. Luzon graduated from Middlesex University in London with a B.S. in IT and Business Information Systems. We believe that Mr. Luzon is qualified to serve as a member of our board of directors because of his more than 20 years of experience in the technology sector.

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

Oren Elmaliah, has served as a member of our board of directors since May 2017. In September 2015, Oren Elmaliah founded Accounting Team IL and has acted as Account Manager since then. Accounting Team IL is a financial consultancy and service provider to public companies traded in Israel and abroad. Since February 2017, Mr. Elmaliah has served as controller of Enlivex Therapeutics Ltd., and since January 2017 he has served as Chief Financial Officer of Presstek Israel. In addition, since September 2015, Mr. Elmaliah has served as an Israel Authorities Reporting Officer of LG Electronics Israel and since September 2015 he has served as Local Financial Report Consultant of Chiasma. From July 2011 until August 2015, Mr. Elmaliah served as CPA, Financial Director of CFO Director Ltd and from June 2010 until July 2011 he served as Risk Management Consultant of RSM International Limited. Mr. Elmaliah holds a B.A. in Accounting/Economics and a Msc. in Finance/Accounting from Tel Aviv University, Israel. He is a licensed Certified Public Accountant in Israel. We believe that Mr. Elmaliah is qualified to serve as a member of our board of directors because of his vast finance experience and public company management and administration in the fields of finance, accounting, and financial regulation.

Arik Kaufman has served as a member of our board of directors since June 2017. Mr. Kaufman is an attorney specializing in the fields of commercial law, corporate law and capital markets and since 2016 runs his own law office in Israel. He has vast experience in the fields of financial reporting and financial regulation. Mr. Kaufman serves as the Chief Executive Officer of Steakholder Foods since January 2022. From September 2017 until January 2022, Mr. Kaufman served as VP Business Development of Mor Research Applications. Mr. Kaufman holds an LLB in Law from the Interdisciplinary Center, Herzliya, and is admitted to the Israeli Bar. We believe that Mr. Kaufman is qualified to serve as a member of our board of directors based upon his experience of assisting with the completion of numerous venture capital financings, mergers, acquisitions, and strategic relationships. In addition, he has served as a member of the board of various publicly traded companies, including companies that operate in the same industry as us.

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

Board Diversity Matrix

The table below provides certain information regarding the diversity of our board of directors as of the date of this annual report.

Board Diversity Matrix (As of March 31, 2023)

Total Number of Directors	5
	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	#	5	#	#
Part II: Demographic Background
African American or Black	#	#	#	#
Alaskan Native or Native American	#	#	#	#
Asian	#	#	#	#
Hispanic or Latinx	#	#	#	#
Native Hawaiian or Pacific Islander	#	#	#	#
White	#	1	#	#
Two or More Races or Ethnicities	#	2	#	#
LGBTQ+		0
Did Not Disclose Demographic Background		2

Family Relationships

Ronen Luzon, the Chief Executive Officer and a member of our board of directors, and Billy Pardo, the Chief Product Officer and Chief Operating Officer, are husband and wife. There are no other family relationships among any of our current or former directors or executive officers.

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

Committees of the Board

Audit Committee

Our audit committee is comprised of Oron Branitzky, Oren Elmaliah and Arik Kaufman. Mr. Elmaliah serves as chairman of the audit committee. The audit committee is responsible for retaining and overseeing our independent registered public accounting firm, approving the services performed by our independent registered public accounting firm and reviewing our annual financial statements, accounting policies and our system of internal controls. The audit committee acts under a written charter, which more specifically sets forth its responsibilities and duties, as well as requirements for the audit committee’s composition and meetings. The audit committee charter is available on our website www.mysizeid.com.

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

Change in Procedures for Recommending Directors

There have been no material changes to the procedures by which our stockholders may recommend nominees to our Board of Directors from those procedures set forth in our Proxy Statement for our 2021 Annual Meeting of Stockholders, filed with the SEC on December 7, 2022.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following sets forth the compensation paid by us to our named executive officers, during the years ended December 31, 2022 and December 31, 2021.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards ($) (2)	All Other Compensation ($)	Total ($)
Ronen Luzon	2022	173,000	-	223,000	8,000	126,000	530,000
Chief Executive Officer	2021	194,000	5,000	-	23,000	97,000	319,000

Or Kles	2022	123,000	-	53,000	7,000	71,000	254,000
Chief Financial Officer	2021	123,000	8,000	-	30,000	61,000	222,000

Billy Pardo	2022	134,000	-	53,000	7,000	100,00	294,000
Chief Operating Officer	2021	162,000	7,000	-	18,000	74,000	261,000

(1) Salary for the years 2022 and 2021 are based on average US$/NIS representative exchange rates of NIS 3.358 and NIS 3.11 respectively.

(2) Amounts in this column represent the grant date fair value of options granted to the named executive officers during 2022 and 2021, computed in accordance with FASB ASC Topic 718. These amounts do not necessarily correspond to the actual value that may be realized by the named executive officers. The assumptions made in valuing the options reported in this column are discussed in Note 11 to our audited financial statements for the year ended December 31, 2021 and Note 4 to our condensed consolidated interim financial statements for the quarterly period ended September 30, 2022.

All Other Compensation Table

The “All Other Compensation” amounts set forth in the Summary Compensation Table above consist of the following:

Name	Year	Automobile- Related Expenses ($)	Manager’s Insurance* ($)	Education Fund* ($)	Other social benefits** ($)	Total ($)
Ronen Luzon	2022	32,000	31,000	15,000	48,000	126,000
	2021	33,000	33,000	15,000	16,000	97,000

Or Kles	2022	15,000	21,000	10,000	25,000	71,000
	2021	14,000	19,000	9,000	19,000	61,000

Billy Pardo	2022	16,000	25,000	13,000	46,000	100,000
	2021	17,000	24,000	12,000	21,000	74,000

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

** Other social benefits for 2022 and 2021 for all named individuals includes tax payments in respect of social benefits.

Agreements with Named Executive Officers

Ronen Luzon

On November 18, 2018, My Size Israel, our wholly owned subsidiary, entered into an employment agreement with Ronen Luzon, or the Luzon Employment Agreement, pursuant to which Mr. Luzon will serve as our Chief Executive Officer. Pursuant to the terms of the Luzon Employment Agreement, Mr. Luzon receives NIS 55,000 per month as his base salary and shall be eligible to receive such bonus as determined by us. In addition, Mr. Luzon shall be entitled social benefits and to other benefits, including, but not limited to, contributions towards an education fund, pension scheme, manager’s insurance, insurance coverage, including insurance in case of disability, annual vacation days, sick leave and expense reimbursement. Pursuant to the terms of the Luzon Employment Agreement and subject to certain conditions, payments made by the Company to the pension fund or manager’s insurance fund shall be made in lieu of severance payments due to Mr. Luzon. The term of the Luzon Employment Agreement shall be effective as of September 1, 2018 and shall continue until such time either party provides written notice to the other party at least 75 days in advance of the termination of such agreement. We may also terminate Mr. Luzon’s employment without prior written notice (or payment in lieu of such notice) for Cause (as defined in the Luzon Employment Agreement).

Or Kles

On November 18, 2018, My Size Israel entered into an employment agreement with Or Kles, or the Kles Employment Agreement, pursuant to which Mr. Kles will serve as our Chief Financial Officer. Pursuant to the terms of the Kles Employment Agreement, Mr. Kles receives NIS 38,000 per month as his base salary and shall be eligible to receive such bonus as determined by us. In addition, Mr. Kles shall be entitled to social benefits and other benefits, including, but not limited to, contributions towards an education fund, pension scheme, manager’s insurance, insurance coverage, including insurance in case of disability, annual vacation days, sick leave and expense reimbursement. Pursuant to the terms of the Kles Employment Agreement and subject to certain conditions, payments made by us to the pension fund or the manager’s insurance fund shall be made in lieu of severance payments due to Mr. Kles. The term of the Kles Employment Agreement shall be effective as of September 1, 2018 and shall continue until such time either party provides written notice to the other party at least 75 days in advance of the termination of such agreement. We may also terminate Mr. Kles’s employment without prior written notice (or payment in lieu of such notice) for Cause (as defined in the Kles Employment Agreement).

Billy Pardo

On November 18, 2018, My Size Israel entered into an employment agreement with Billy Pardo, or the Pardo Employment Agreement, pursuant to which Ms. Pardo will serve as our Chief Product Officer. Pursuant to the terms of the Pardo Employment Agreement, Ms. Pardo receives NIS 47,500 per month as her base salary and shall be eligible to receive such bonus as determined by us. In addition, Ms. Pardo shall be entitled to social benefits and other benefits, including, but not limited to, contributions towards an education fund, pension scheme, manager’s insurance, insurance coverage, including insurance in case of disability, annual vacation days, sick leave and expense reimbursement. Pursuant to the terms of the Pardo Employment Agreement and subject to certain conditions, payments made by us to the pension fund or the manager’s insurance fund shall be made in lieu of severance payments due to Ms. Pardo. The term of the Pardo Employment Agreement shall be effective as of September 1, 2018 and shall continue until such time either party provides written notice to the other party at least 75 days in advance of the termination of such agreement. We may also terminate Ms. Pardo’s employment without prior written notice (or payment in lieu of such notice) for Cause (as defined in the Pardo Employment Agreement).

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding options held by each of our named executive officers that were outstanding as of December 31, 2022.

	Option Awards						Stock Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price		Option Expiration Date	Equity incentive plan awards: Number of Unearned Shares that Have Not Vested	Equity incentive plan awards: Market Value of Unearned Shares, That Have Not Vested
Ronen Luzon - Chief Executive Officer	400	(1)	-	$26	(8)	7/24/2023	-	-
	1,601	(2)	-	$26	(8)	5/29/2025	-	-
	6,400	(3)	-	$26		8/10/2025	-	-
	100,000	(9)	-	-		-	100,000	$511,250
Or Kles – Chief Financial Officer	227	(4)	-	$26	(8)	7/24/2023	-	-
	427	(5)	-	$26	(8)	5/29/2025	-	-
	5,200	(6)	-	$26		8/10/2025	-	-
	24,000	(10)	-	-		-	24,000	$122,700
Billy Pardo- Chief Operating Officer	400	(1)	-	$26	(8)	7/24/2023	-	-
	894	(7)	-	$26	(8)	5/29/2025	-	-
	5,200	(6)	-	$26		8/10/2025	-	-
	24,000	(11)	-	-		-	24,000	$122,700

(1) The option has a grant date of July 24, 2017 and vested in full on January 24, 2018.

(2) The option has a grant date of May 29, 2019. 267 options vested immediately upon grant, 445 options vested on January 24, 2019, 445 options vested on January 24, 2020 and 444 options vested on January 24, 2021.

(3) The option has a grant date of October 8, 2020, 1,600 options vested on November 26, 2020, 1,600 options vested on May 26, 2021, 1,600 options vested on November 26, 2021, and 1,600 options vested on May 26, 2022.

(4) The option has a grant date of July 24, 2017. 76 options vested immediately upon grant, 76 options vested on May 1, 2018 and 75 options vested on May 1, 2019.

(5) The option has a grant date of May 29, 2019. 160 options vested immediately upon grant, 445 options vested on May 1, 2020, 445 options vested on May 21, 2021 and 444 options vested on May 1, 2022.

(6) The option has a grant date of October 8, 2020, 1,300 options vested on November 26, 2020, 1,300 options vested on May 26, 2021, 1,300 options vested on November 26, 2021, and 1,300 options vested on May 26, 2022.

(7) The option has a grant date of May 29, 2019. 214 options vested immediately upon grant, 227 options vested on January 24, 2019, 227 options vested on January 24, 2020 and 226 options vested on January 24, 2021.

(8) On May 25, 2020, the compensation committee of the Board of Directors of the Company reduced the exercise price of outstanding options of employees and directors of the Company for the purchase of an aggregate of 5,610 shares of common stock of the Company (with exercise prices ranging between $453.75 and $228.75) to $26 per share, which was the closing price for the Company’s common stock on May 22, 2020, and extended the term of the foregoing options for an additional one year from the original date of expiration.

(9) The restricted share award has a grant date of September 29,2022 and shall vest in three equal installments on January 1,2023, January 1,2024, and January 1, 2025.

(10) The restricted share award has a grant date of September 29,2022 and shall vest in three equal installments on January 1,2023, January 1,2024, and January 1, 2025.

(11) The restricted share award has a grant date of September 29,2022 and shall vest in three equal installments on January 1,2023, January 1,2024, and January 1, 2025.

Director Compensation

The following table sets forth compensation information for our non-employee directors for the year ended December 31, 2022.

Name	Fees earned or paid in cash ($)(1)	Option awards ($)(1)(2)	Total ($)
Oren Elmalih	15,078	-	15,078
Oron Barnitzky	15,347	-	15,347
Arik Kaufman	14,441	-	14,441
Guy Zimmerman	13,033	-	13,033

(1)	Fees for the year 2022 are based on average US$/NIS representative exchange rates of NIS 3.519.

(2)	Amounts in this column represent the grant date fair value of options granted to the non-employee directors during 2022 computed in accordance with FASB ASC Topic 718. These amounts do not necessarily correspond to the actual value that may be realized by the non-employee directors. The assumptions made in valuing the options reported in this column are discussed in Note 11 to our financial statements for the year ended December 31, 2022.

We compensate our non-employee directors for their service as a member of our board. Mr. Luzon received no separate compensation for board service. Mr. Luzon’s compensation is set forth above in the Summary Compensation Table.

Each non-employee director is entitled to receive a per meeting fee of $318. Non-employee directors are also reimbursed for their travel and reasonable out-of-pocket expenses incurred in connection with attending board and committee meetings, to the extent that attendance is required by the board or the committee(s) on which that director serves.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Holders and Management

The following table sets forth certain information regarding beneficial ownership of shares of our common stock as of March 31, 2023 by (i) each person known to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group. Except as otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable.

Beneficial Owner(1)	Shares of Common Stock Beneficially Owned		Percentage(2)

Executive officers and directors:
Ronen Luzon	143,578	(3)	5.8%
Or Kles	29,854	(4)	1.2%
Billy Pardo	143,578	(5)	5.8%
Ezequiel Javier Brandwain	12,000	(6)	*
Ilia Turchinsky	18,313	(7)	*
Arik Kaufman	1,294	(8)	*
Oren Elmaliah	1,294	(9)	*
Oron Branitzky	1,294	(10)	*
Guy Zimmerman	-		-
All Executive Officers and Directors as a Group (9 persons)	207,626		8.4%

*	Less than 1%

(1) The address of each person is c/o My Size, Inc., 4 HaYarden St., P.O.B. 1026, Airport City, Israel 7010000 unless otherwise indicated herein.

(2) The calculation in this column is based upon 2,446,780 shares of common stock outstanding on March 31, 2023. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the subject securities. Shares of common stock that are currently exercisable or exercisable within 60 days of March 31, 2023 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage beneficial ownership of such person, but are not treated as outstanding for the purpose of computing the percentage beneficial ownership of any other person

(3) Consists of (i) 100,000 shares of restricted stock granted under the 2017 Plan, (ii) 4,683 shares of common stock, (iii) options to purchase up to 8,401 shares of our common stock, and (iv) 24,000 shares of restricted stock and options to purchase up to 6,494 shares of our common stock which are held by Billy Pardo, Ronen Luzon’s spouse. Mr. Luzon may be deemed to beneficially hold the securities of us held by Ms. Pardo.

(4) Consists of (i) 24,000 shares of restricted stock granted under the 2017 Plan, and (ii) an option to purchase 5,854 shares of our common stock. Does not include an aggregate of 119,760 shares of restricted stock over which Mr. Kles has been designated the initial proxy to vote such shares pursuant to a voting agreement entered into between Whitehole S.L., Twinbel S.L. and EGI Acceleration, S.L.

(5) Consists of (i) 24,000 shares of restricted stock granted under the 2017 Plan, (ii) options to purchase up to 6,494 shares of our common stock, (iii) 100,000 shares of restricted stock which are held by Ronen Luzon, Billy Pardo’s spouse (iii) 8,401 shares of common stock which are held by Mr. Luzon, and (iii) options to purchase up to 4,683 shares of our common stock which are held by Mr. Luzon. Ms. Pardo may be deemed to beneficially hold the securities of the Company held by Mr. Luzon.

(6) Consists of 12,000 shares of restricted stock granted under the 2017 Plan.

(7) Consists of (i) 16,000 shares of restricted stock granted under the 2017 Plan, and (ii) options to purchase up to 2,313 shares of our common stock.

(8) Consists of options to purchase up to 1,294 shares of our common stock.

(9) Consists of options to purchase up to 1,294 shares of our common stock.

(10) Consists of options to purchase up to 1,294 shares of our common stock.

Change in Control

We are not aware of any arrangement that might result in a change in control in the future. We have no knowledge of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in the Company’s control.

Securities Authorized for Issuance Under Equity Compensation Plans

On January 29, 2017, our Board of Directors approved the 2017 Equity Incentive Plan and the 2017 Consultant Equity Incentive Plan, which were approved by our stockholders on March 21, 2017. In addition, on January 29, 2017, our Board of Directors approved the Stock Option Plan Israel Grantees Sub-Plan. The 2017 Equity Incentive Plan initially authorized the issuance of up to 5,334 shares of common stock under the plan and the 2017 Consultant Equity Incentive Plan initially authorized the issuance of up to 8,000 shares of common stock under the plan.

On February 12, 2018, our stockholders approved an amendment to the 2017 Consultant Equity Incentive Plan to increase the maximum number of shares of our common stock available for issuance under the plan from 8,000 to 12,000. On July 3, 2018, our stockholders approved an amendment to the 2017 Equity Incentive Plan to increase the maximum number of shares of our common stock available for issuance under the plan from 5,334 to 8,000 and an amendment to the 2017 Consultant Equity Incentive Plan to increase the maximum number of shares of our common stock available for issuance under the plan from 12,000 to 18,667.

On May 25, 2020, our Board reduced the exercise price of outstanding options of our employees and directors for the purchase of an aggregate of 140,237 of our common stock (with exercise prices ranging between $453.75 and $228.75) to $26.0 per share, and extended the term of the foregoing options for an additional one year from the original date of expiration.

On August 10, 2020, our stockholders approved an increase in the shares available for issuance under the 2017 Equity Incentive Plan from 80,000 to 58,000 shares, and a decrease of the numbers of shares available for issuance under the 2017 Consultant Incentive Plan to 8,667 shares from 18,667 shares.

On December 30, 2021, our stockholders approved an increase in the shares available for issuance under the 2017 Equity Incentive Plan from 58,000 shares to 230,800 shares.

On December 7, 2022, our stockholders approved an increase in the shares available for issuance under the 2017 Equity Plan from 230,800 shares to 289,000 shares.

The following table summarizes information about our equity compensation plans and individual compensation arrangements as of December 31, 2022.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	43,497	24.74	77,455
Equity compensation plans not approved by security holders	-	-	-
Total	43,497	24.74	77,455

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During years ended December 31, 2022 and 2021, except for compensation arrangements described elsewhere herein and the transactions described below, we did not participate in any transaction, and we are not currently participating in any proposed transaction, or series of transactions, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holders, or any member of the immediate family of the foregoing persons had, or will have, a direct or indirect material interest.

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

Restricted Stock Grants

On September 29, 2022, our compensation committee approved grants of restricted share awards under our 2017 Plan to Ronen Luzon, Or Kles, Billy Pardo, Ilia Turchinsky and Ezequiel Javier Brandwain, pursuant to which they were issued 100,000 restricted shares, 24,000 restricted shares, 24,000 restricted shares, 16,000 restricted shares and 12,000 restricted shares, respectively. The restricted shares shall vest in three equal installments on January 1, 2023, January 1, 2024 and January 1, 2025, conditioned upon continuous employment with us, and subject to accelerated vesting upon a change in control of the Company.

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

Naiz Bespoke Technologies Acquisition

On October 7, 2022, we entered into the Naiz Agreement with the Naiz Sellers, pursuant to which the Naiz Sellers agreed to sell to us all of the issued and outstanding equity of Naiz. The acquisition of Naiz was completed on October 11, 2022.

In consideration of the purchase of the shares of Naiz, the Naiz Agreement provided that the Naiz Sellers are entitled to receive (i) ) the Naiz Equity Consideration and (ii) up the Naiz Cash Consideration.

The Naiz Equity Consideration was issued to the Naiz Sellers at closing of the transaction of which 94,632 shares of My Size common stock were issued to Whitehole constituting 6.6% of our outstanding shares following such issuance. The Naiz Agreement also provides that, in the event that the actual value of the Naiz Equity Consideration (based on the Equity Value Averaging Period) is less than $1,650,000, My Size shall pay the Shortfall Value to the Naiz Sellers within 45 days of our receipt of Naiz’s 2025 audited financial statements; provided that certain revenue targets are met. Following the Equity Value Averaging Period, it was determined that the Shortfall Value is $459,240.

The Naiz Cash Consideration is payable to the Naiz Sellers in five installments, according to the following payment schedule: (i) US$500,000 at closing, (ii) up to US$500,000 within 45 days of My Size’s receipt of Naiz’s 2022 audited financial statements, (iii) up to US$350,000 within 45 days of My Size’s receipt of Naiz’s unaudited financial statements for the six months ended June 30, 2023, (iv) up to $350,000 within 45 days of My Size’s receipt of Naiz’s unaudited financial statements for the six months ended December 31, 2023, and (v) up to $350,000 within 45 days of My Size’s receipt of Naiz’s 2024 audited financial statements; provided that in the case of the second, third, fourth and fifth installments certain revenue targets are met.

The payment of the second, third, fourth and fifth cash installments are further subject to the continuing employment or involvement of Borja and Aritz, or the Key Persons, by or with Naiz at the date such payment is due (except if a Key Person is terminated from Naiz due to a Good Reason (as defined in the Naiz Agreement)).

The Naiz Agreement contains customary representations, warranties and indemnification provisions. In addition, the Naiz Sellers will be subject to non-competition and non-solicitation provisions pursuant to which they agree not to engage in competitive activities with respect to My Size’s business.

In connection with the Naiz Agreement, (i) each of the Naiz Sellers entered into the Lock-Up Agreement with My Size, (ii) Whitehole, Twinbel and EGI entered into the Voting Agreement with My Size and (iii) each of the Key Persons entered into employment agreements and services agreements with Naiz.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Somekh Chaikin, a member firm of KPMG International, located in Tel Aviv, Israel, PCAOB ID 1057, has served as our independent registered public accounting firm for 2022 and 2021. The following are Somekh Chaikin’s fees for professional services in each of the respective fiscal years:

Fee Category	2022	2021
Audit Fees	198,910	298,300
Tax Fees	30,667	29,300
Audit-related Fees	18,000	-
Total Fees	247,577	327,600

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

Pre-Approval Policies and Procedures

In accordance with the Sarbanes-Oxley Act of 2002, as amended, our audit committee charter requires the audit committee to pre-approve all audit and permitted non-audit services provided by our independent registered public accounting firm, including the review and approval in advance of our independent registered public accounting firm’s annual engagement letter and the proposed fees contained therein. The audit committee has the ability to delegate the authority to pre-approve non-audit services to one or more designated members of the audit committee. If such authority is delegated, such delegated members of the audit committee must report to the full audit committee at the next audit committee meeting all items pre-approved by such delegated members. In the fiscal years ended December 31, 2022 and December 31, 2021 all of the services performed by our independent registered public accounting firm were pre-approved by the audit committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

The financial statements required by this Item are included beginning at page F-1.

(b)	Exhibits

See Exhibit Index

ITEM 16. FORM 10-K SUMMARY

Not applicable

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of My Size, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Form on Form 8-K filed on March 23, 2017)

3.2	Amended and Restated By-Laws of My Size, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on March 4, 2016)

3.3	Amendment to Amended and Restated Certificate of Incorporation of My Size, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 20, 2018)

3.4	Second Amended and Restated By-Laws of My Size, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 24, 2018)

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of My Size, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 18, 2019)

3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation of My Size, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 7, 2022)

3.7	Amendment No. 1 to Second Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 7, 2022)

3.8	Certificate of Amendment to Amended and Restated Certificate of Incorporation of My Size, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 7, 2022)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3/A filed on November 14, 2016)

4.2	Form of Warrant to Purchase Common Stock issued on February 2, 2018 (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K filed on March 27, 2019)

4.3	Description of Securities Registered under Section 12 (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K filed on March 19, 2020)

4.4	Form of Warrant (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1, Amendment No. 1, filed with the SEC on May 5, 2020.)

4.5	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-1, Amendment No. 1, filed with the SEC on May 5, 2020)

4.6	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-1, Amendment No. 1, filed with the SEC on May 5, 2020)

10.1	My Size, Inc. 2017 Equity Incentive Plan (incorporated by reference as an exhibit to the Company’s Definitive Proxy Statement on Schedule DEF 14A filed on March 2, 2017)

10.2	My Size, Inc. 2017 Consultant Equity Incentive Plan (incorporated by reference as an exhibit to the Company’s Definitive Proxy Statement on Schedule DEF 14A filed on March 2, 2017)

10.3	My Size, Inc. 2017 Stock Option Plan Israel Grantees Sub-Plan (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed on March 27, 2019)

10.4	Purchase Agreement between My Size, Inc. and Shoshana Zigdon dated as of February 16, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed on March 4, 2016)

10.5 +	Employment Agreement between My Size Israel 2014 Ltd. and Ronen Luzon dated November 18, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 19, 2018)

10.6 +	Employment Agreement between My Size Israel 2014 Ltd. and Or Kles dated November 18, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 19, 2018)

10.7 +	Employment Agreement between My Size Israel 2014 Ltd. and Billy Pardo dated November 18, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 19, 2018)

10.8	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 15, 2020)

10.9	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 15, 2020)

10.10	Form of Placement Agent Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 15, 2020)

10.11	Securities Purchase Agreement (incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1, Amendment No. 1, filed with the SEC on May 5, 2020)

10.12	Underwriting Agreement, dated January 5, 2021, by and between the Company and Aegis Capital Corp. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on January 7, 2021)

10.13	Underwriting Agreement, dated March 22, 2021, by and between the Company and Aegis Capital Corp. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on March 25, 2021)

10.14	Amendment to Purchase Agreement between My Size Israel 2014 Ltd., My Size, Inc. and Shoshana Zigdon (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q on August 16, 2021)

10.15	Form of Registered Direct Offering Securities Purchase Agreement, dated October 26, 2021, by and between the Company and the Purchasers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 28, 2021)

10.16	Form of PIPE Securities Purchase Agreement, dated October 26, 2021, by and between the Company and the Purchasers (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 28, 2021)

10.17	Form of Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 28, 2021)

10.18	Form of Placement Agent Warrant issued by the Company on October 28, 2021 (incorporated by reference to Exhibit 10.22 to the Company’s Form S-1 filed on November 12, 2021)

10.19	Form of Registration Rights Agreement, dated October 26, 2021, by and between the Company and the Purchasers (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 28, 2021)

10.20	Engagement Agreement, dated October 26, 2021, by and between the Company and the Purchasers (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 28, 2021)

10.21	Settlement Agreement dated November 4, 2021, among My Size, Inc., David Lazar and certain of his affiliates (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 5, 2021)

10.22	Share Purchase Agreement dated as of February 7, 2022 between My Size Israel 2014 Ltd. and Amar Guy Shalom and Elad Bretfeld (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 8, 2022)

10.23	Employment Agreement between My Size Israel 2014 Ltd. and Ezequiel Javier Brandwain dated January 27, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 1, 2022)

10.24	Form of Section 102 Capital Gain Restricted Stock Award Agreement under the Company’s 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2022)

10.25	Share Purchase Agreement, dated as of October 6, 2022, by and among My Size, Inc., Borja Cembrero Saralegui, Artiz Toree Garcia, Whitehold, S.L., Twinbel, S.L., and EGI Acceleration, S.L. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 12, 2022)

10.26	Form of Lock-Up Agreement by and among My Size, Inc. and the stockholders identified on the signature page thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on October 12, 2022)

10.27	Form of Voting Agreement by and among My Size, Inc. and the stockholders identified on the signature page thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on October 12, 2022)

10.28	My Size, Inc. Amendment to the My Size, Inc. 2017 Equity Plan (incorporated by reference to Appendix B to the Company’s definitive proxy statement filed with the SEC on November 4, 2022)

10.29	Form of Registered Direct Offering Securities Purchase Agreement, dated January 10, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2023)

10.30	Form of PIPE Securities Agreement, dated January 10, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2023)

10.31	Form of Registered Direct Pre-Funded Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2023)

10.32	Form of Series A and Series B Warrant (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2023)

10.33	Form of Private Placement Pre-Funded Warrant (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2023)

10.34	Form of Registration Rights Agreement, dated January 10, 2023 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2023)

10.35	Engagement Agreement, dated December 5, 2022 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2023)

10.36*	Form of Placement Agent Warrant

21.1*	List of Subsidiaries

23.1*	Consent of Somekh Chaikin, a member firm of KPMG International, registered public accounting firm

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Schema
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Label Linkbase
101.PRE*	Inline XBRL Taxonomy Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL document and contained in Exhibit 101)

*	Filed herewith.

+	Indicates a management contract or any compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of April, 2023.

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

Signature	Title	Date

/s/ Ronen Luzon	Chief Executive Officer and Director	April 14, 2023
Ronen Luzon	(Principle Executive Officer)

/s/ Or Kles	Chief Financial Officer	April 14, 2023
Or Kles	(Principal Financial and Accounting Officer)

/s/ Oren Elmaliah	Director	April 14, 2023
Oren Elmaliah

/s/ Arik Kaufman	Director	April 14, 2023
Arik Kaufman

/s/ Oron Branitzky	Director	April 14, 2023
Oron Branitzky

/s/ Guy Zimmerman	Director	April 14, 2023
Guy Zimmerman

