Form 10-Q
period 2023-03-31
My Size, Inc.
filed 2023-05-15
CIK 1211805

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of May 1, 2023, 2,446,780 shares of common stock, par value $0.001 per share were issued and outstanding.

MY SIZE, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2023

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

My Size Inc. and Subsidiaries

Condensed Consolidated

Interim

Financial Statements

As of March 31, 2023

(unaudited)

U.S. Dollars in Thousands

1

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Financial Statements as of March 31, 2023 (Unaudited)

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Balance Sheets (Unaudited)

U.S. dollars in thousands (except share data and per share data)

	March 31,	December 31,
	2023	2022
	(Unaudited)	(Audited)

Assets
Current Assets:
Cash and cash equivalents	2,415	2,100
Restricted cash	261	263
Inventory	491	997
Account receivables	1,008	1,940
Other receivables and prepaid expenses	778	758
Total current assets	4,953	6,058

Long term deposits	28	28
Property and equipment, net	107	140
Operating right-of-use asset	557	583
Intangible assets	1,313	1,377
Goodwill	1,412	1,395
Investment in JV	65	99
Investment in marketable securities	33	47
Total non-current assets	3,515	3,669

Total assets	8,468	9,727

Liabilities and stockholders’ equity

Current liabilities:
Operating lease liability	155	159
Bank overdraft and short-term loans	158	155
Trade payables	1,766	2,487
Liabilities to Related parties	675	698
Other payables	97	680
Total current liabilities	2,851	4,179

Long-term loans	342	376
Deferred tax liabilities	313	328
Operating lease liability	300	308
Total non-current liabilities	955	1,012

Total liabilities	3,806	5,191

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity:
Stock Capital -
Common stock of $0.001 par value - Authorized: 250,000,000 shares; Issued and outstanding: 2,446,780 and 1,464,117 as of March 31, 2023 and December 31, 2022, respectively	2	(*)1
Additional paid-in capital	61,467	58,673
Accumulated other comprehensive loss	(652)	(637)
Accumulated deficit	(56,155)	(53,501)
Total stockholders’ equity	4,662	4,536
Total liabilities and stockholders’ equity	8,468	9,727

(*)	Adjusted to give retroactive effect of 1:25 reverse stock split, see Note 1 (b)

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Statements of Comprehensive Loss (Unaudited)

U.S. dollars in thousands (except share data and per share data)

	Three-Months Ended March 31,
	2023	2022
	(Unaudited)	(Unaudited)
Revenues	720	104
Cost of revenues	(*)(1,147)	(251)
Gross profit	(427)	38

Operating expenses
Research and development	(342)	(412)
Sales and marketing	(679)	(959)
General and administrative	(1,044)	(887)

Total operating expenses	(2,065)	(2,258)
Operating loss	(2,492)	(2,105)
Financial expenses, net	(146)	(83)
Equity income of equity method investees	(34)

Loss before taxes	(2,672)	(2,188)

Taxes on income	18	-

Net loss	(2,654)	(2,188)
Other comprehensive income (loss):

Foreign currency translation differences	(15)	58

Total comprehensive loss	(2,669)	(2,130)

Basic and diluted loss per share	(1.68)	(2.25)(** )
Basic and diluted weighted average number of shares outstanding	1,582,348	501,841(** )

(*)	During the three month ended March 31, 2023, the Company recorded an inventory write-down of $643 due to the fire that occurred in its warehouse (see Note 7(a))

(**)	Adjusted to give retroactive effect of 1:25 reverse stock split, see Note 1(b)

The accompanying notes are an integral part of the interim condensed consolidated financial statements

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Statements of Changes in Stockholders’ Equity (Unaudited)

U.S. dollars in thousands (except share data and per share data)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number	Amount	capital	loss	deficit	equity

Balance as of January 1, 2023	1,464,117	1	58,673	(637)	(53,501)	4,536
Stock-based compensation related to options granted to employees and consultants	-	-	101	-	-	101
Issuance of shares business combination			35			35
Issuance of shares, net of issuance cost of $341(**)	162,000	*	2,658	-	-	2,658
Exercise of warrants and prefunded warrants	820,663	1	-	-	-	1
Total comprehensive loss	-	-	-	(15)	(2,654)	(2,669)
Balance as of March 31, 2023	2,446,780	2	61,467	(652)	(56,155)	4,662

(*)	Represents an amount less than $1
(**)	See Note 6(a).

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number	Amount	capital	loss	deficit	equity

Balance as of January 1, 2022	959,300	1	56,453	(406)	(45,191)	10,857
Stock-based compensation related to options granted to employees and consultants	-	-	114	-	-	114
Issuance of shares in Business Combination	55,801	*	457	-	-	457
Total comprehensive loss	-	-	-	58	(2,130)	(2,072)
Balance as of March 31, 2022	1,015,101	1	57,024	(348)	(47,321)	9,356

(*)	Represents an amount less than $1

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number	Amount	capital	loss	deficit	equity

Balance as of December 31, 2021	959,300	1	56,453	(406)	(45,191)	10,857
Stock-based compensation related to options and restricted shares granted to employees and consultants	176,000	*	455	-	-	455
Issuance of shares in Business Combination (*) (**)	295,802	*	1,446	-	-	1,446
Issuance of shares post Business Combination (*) (**)	20,924	*	319	-	-	319
Effect of reverse stock split (Note 10 (b)	12,091
Total comprehensive loss	-	-	-	(231)	(8,310)	(8,541)
Balance as of December 31, 2022	1,464,117	1	58,673	(637)	(53,501)	4,536

(*)	Represents an amount less than $1

The accompanying notes are an integral part of the interim condensed consolidated financial statements

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Statements of Cash Flows (Unaudited)

U.S. dollars in thousands

	Three-Months Ended March 31,
	2023	2022
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	(2,654)	(2,188)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	27	36
Change in operating lease right-of-use asset	31	11
Amortization of intangible assets	74	21
Change in warrants and derivatives		1
Change in liabilities to related parties	(23)	72
Interest of long-term liabilities	6	45
Interest paid	(6)	(4)
Revaluation of investment in marketable securities	14	14
Change in Investment in JV	34	-
	-
Stock based compensation	136	114
Change in inventory	481	(223)
Change in deferred tax liabilities	(18)	(5)
Change in account receivable	903	5
Changes in operating lease liabilities	(37)	-
Change in other receivables and prepaid expenses	(30)	(391)
Change in trade payables	(1,403)	(178)
Change in account payables	152	91

Net cash used in operating activities	(2,313)	(2,579)

Cash flows from investing activities:
Acquisition of a subsidiary, net of cash acquired	-	(300)
Purchase of property and equipment	-	(21)

Net cash provided by (used in) investing activities	-	(321)

Cash flows from financing activities:
Proceeds from issuance of shares, net of issuance costs	2,659	-
Loans received	-	18
Repayment of loans	(25)	(11)

Net cash provided by (used in) financing activities	2,634	7

Effect of exchange rate fluctuations on cash and cash equivalents	(8)	62

Increase (decrease) in cash, cash equivalents and restricted cash (*)	313	(2,831)
Cash, cash equivalents and restricted cash at the beginning of the period	2,363	10,943

Cash, cash equivalents and restricted cash at the end of the period	2,676	8,112

Non cash activities:
Shares issued in Acquisition of a subsidiary	-	457

(*)	$6311 relates to change in cash and cash equivalents and, $2 to change in restricted cash.

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

Following the acquisition of Naizfit Bespoke Technologies, S.L (“Naizfit”) in October 2022, the Company expanded its offering outreach and customer base.

Following the acquisition of Orgad International Marketing Ltd. (“Orgad”) in February 2022, the Company also operates an omnichannel e-commerce platform.

The Company has five subsidiaries, My Size Israel 2014 Ltd (“My Size Israel”), Topspin Medical (Israel) Ltd., and Orgad all of which are incorporated in Israel, My Size LLC which was incorporated in the Russian Federation, and Naiz Bespoke Technologies, S.L., a limited liability company incorporated under the laws of Spain. References to the Company include the subsidiaries unless the context indicates otherwise.

b.

During the three-month period ended March 31, 2023, the Company has incurred significant losses and negative cash flows from operations and has an accumulated deficit of $56,155. The Company has financed its operations mainly through fundraising from various investors.

The Company’s management expects that the Company will continue to generate losses and negative cash flows from operations for the foreseeable future. Based on the projected cash flows and cash balances as of March 31, 2023, management is of the opinion that its existing cash will be sufficient to fund operations for a period less than 12 months. As a result, there is substantial doubt about the Company’s ability to continue as a going concern.

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

The accompanying unaudited condensed consolidated interim financial statements included herein have been prepared by the Company in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements are comprised of the financial statements of the Company. In management’s opinion, the interim financial data presented includes all adjustments necessary for a fair presentation. All intercompany accounts and transactions have been eliminated. Certain information required by U.S. generally accepted accounting principles (“GAAP”) has been condensed or omitted in accordance with rules and regulations of the SEC. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2023.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2022.

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

MY SIZE, INC. AND ITS SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 3 - Financial Instruments

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, other receivables, trade payables and accounts payable approximate their fair value due to the short-term maturities of such instruments.

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

	March 31, 2023
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial assets

Investment in marketable securities (*)	-	33	-

MY SIZE, INC. AND ITS SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 3 - Financial Instruments (Cont.)

	December 31, 2022
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial assets

Investment in marketable securities (*)	-	47	-
financial assets (**)		10

(*)	For the three-month periods ended March 31, 2023 and 2022, the Company recognized gain (loss) (based on quoted market prices with a discount due to security restrictions on iMine shares) of the marketable securities was ($14) and $(14), respectively.

(**)	The financial asset includes in other receivables.

	December 31, 2022
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial liabilities

Derivatives	-	9	-

Note 4 - Stock Based Compensation

The stock-based expense equity awards recognized in the financial statements for services received is related to Cost of Revenues, Research and Development, Sales and Marketing and General and Administrative expenses as shown in the following table:

	Three months ended March 31,
	2023	2022

Stock-based compensation expense – Cost of revenues	9	21
Stock-based compensation expense - Research and development	23	12
Stock-based compensation expense - Sales and marketing	40	39
Stock-based compensation expense - General and administrative	64	42

	136	114

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

On September 29, 2022, the Compensation Committee of the Company approved grants of restricted share awards under the Company’s 2017 Equity Incentive Plan to Ronen Luzon (CEO), Or Kles (CFO), Billy Pardo (COO), Ilia Turchinsky (CTO) and Ezequiel Javier Brandwain (CCO), pursuant to which were issued 100,000 restricted shares, 24,000 restricted shares, 24,000 restricted shares, 16,000 restricted shares and 12,000 restricted shares, respectively. Each restricted share awarded under section 102 Capital Gain Restricted Stock Award Agreement. The restricted shares vest in three equal installments on January 1, 2023, January 1, 2024 and January 1, 2025 for Ronen Luzon, Or Kles, Billy Pardo and Ilia Turchinsky and on January 27, 2023, January 27, 2024 and January 27, 2025 for Ezequiel Javier Brandwain, conditioned upon continuous employment with the Company, and subject to accelerated vesting upon a change in control of the Company.

On the same day, the Company granted five-year options to purchase up to 10,000 ordinary shares to other employees of the Company at an exercise price of $5.25 per share. The options vest in over three years in three equal portions from the vesting commencement date.

During the three-month period ended March 31, 2023, the Company did not grant any stock options under the 2017 Employee Plan, no options were exercised and options to purchase 26,600 shares of common stock expired.

The total stock option compensation expense during the three-month period ended March 31, 2023 and 2022 which was recorded was $101 and $234, respectively.

MY SIZE, INC. AND ITS SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 5 - Contingencies and Commitments

a.

On August 7, 2018, the Company commenced an action against North Empire LLC (“North Empire”) in the Supreme Court of the State of New York, County of New York for breach of a Securities Purchase Agreement (the “Agreement”) in which it is seeking damages in an amount to be determined at trial, but in no event less than $616,000. On August 2, 2018, North Empire filed a Summons with Notice against the Company, also in the same Court, in which they allege damages in an amount of $11.4 million arising from an alleged breach of the Agreement. On September 6, 2018 North Empire filed a Notice of Discontinuance of the action it had filed on August 2, 2018. On September 27, 2018, North Empire filed an answer and asserted counterclaims in the action commenced by the Company against them, alleging that the Company failed to deliver stock certificates to North Empire causing damage to North Empire in the amount of $10,958,589. North Empire also filed a third-party complaint against the Company’s CEO and now former Chairman of the Board asserting similar claims against them in their individual capacities. On October 17, 2018, the Company filed a reply to North Empire’s counterclaims. On November 15, 2018, the Company’s CEO and now former Chairman of the Board filed a motion to dismiss North Empire’s third-party complaint. On January 6, 2020, the Court granted the motion and dismissed the third-party complaint. Discovery has been completed and both parties have filed motions for summary judgment in connection with the claims and counterclaims. On December 30, 2021, the Court denied both the Company and North Empire’s motions for summary judgment, arguing there were factual issues to be determined at trial. On January 26, 2022, the Company filed a notice of appeal of the summary judgment decision. The appeal must be fully perfected and filed by July 26, 2022. On February 3, 2022, the Company filed a motion to reargue the Court’s decision denying the Company’s motion for summary judgment. North Empire will file its opposition papers on or before March 31, 2022, and the Company will file reply papers on April 29, 2022. On or about September 12, 2022, the Court issued its Decision and Order denying the Company’s motion to reargue. North Empire filed its opposing brief on December 7, 2022. Both sides were given an opportunity to file a reply brief. The Company filed our reply brief on January 4, 2023 and North Empire filed its reply brief on January 13, 2023. The Appellate Court has scheduled oral argument for the appeal for February 7, 2023. Oral argument was held before the Appellate Court on February 7, 2023. On or about February 28, 2023, the Appellate Court filed its Decision and Order, which affirmed the lower court’s decisions regarding both the Company and North Empire’s motions for summary judgment and sent the case back to the Supreme Court.

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

MY SIZE, INC. AND ITS SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 6 – Operating Segments

As a result of the business combination in the reporting period (see Note 6), the Company has three reportable segments: (i) fashion and equipment e-commerce platform, and (ii) SaaS based innovative artificial intelligence driven measurement solutions and (iii) Naiz SaaS based innovative artificial intelligence driven measurement solutions and. The fashion and equipment e-commerce platform which represent Orgad’s activity that was acquired by the Company, mainly operates on Amazon. The SaaS based innovative artificial intelligence driven measurement solutions, or SaaS Solutions operating segment consists of My Size Inc and My Size Israel and My Size LLC.

Information related to the operations of the Company’s reportable operating segments is set forth below:

	Fashion and equipment e-commerce platform	SaaS Solutions	Naiz	Total
As of the three month ended March 31, 2023
Revenues from external customers	578	56	86	720
Operating (loss) income	(825)	(1,527)	(140)	(2,492)

	Fashion and equipment e-commerce platform	Saas Solution	Naiz
As of March 31, 2023:
Assets	2,181	5,543	2,722

	Fashion and equipment e-commerce platform	SaaS Solutions	Naiz	Total
As of the year ended December 31, 2022
Revenues from external customers	4,132	224	103	4,459
Operating (loss) income	(591)	(7,181)	(338)	(8,110)

	Fashion and equipment e-commerce platform	Saas Solution	Naiz
As of December 31, 2022:
Assets	2,022	5,966	1,691

Note 7 – Significant events during the reporting period

a.	On January 2, 2023, Orgad experienced a fire at its warehouse in Israel. The Company is not aware of any casualties or injuries associated with the fire. The Company shifted Orgad’s operation to its headquarters. The value of the inventory that was in the warehouse was approximately $640,000. The Company believes that this incident did not affect the future sales results of Orgad for the year of 2023. The inventory was not insured, the Company and lessor signed an agreement to settle the issue in which the Company paid to the lessor an amount of $50,000 to cover his loss.

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

As of March 31,2023, all the pre funded warrants were exercised by the investor.

Note 8 – Subsequent events

During May 2023, the Company initiated a transfer of the support, development and customer success operations to its recently acquired Spanish entity, Naiz Fit, that is intended to improve efficiency and lower costs between the Company’s operations in Israel and Naiz Fit. As part of this, the Company reduced headcount by 13 persons in Israel, including the termination of its Chief Commercial Officer, Ezequiel Javier Brandwain.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that we believe to be relevant to an assessment and understanding of our results of operations and financial condition for the periods described. This discussion should be read together with our condensed consolidated interim financial statements and the notes to the financial statements, which are included in this Quarterly Report on Form 10-Q. This information should also be read in conjunction with the information contained in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on April 14, 2023, or the Annual Report, including the consolidated annual financial statements as of December 31, 2022 and their accompanying notes included therein.

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

The foregoing list sets forth some, but not all, of the factors that could affect our ability to achieve results described in any forward-looking statements. You should read this Quarterly Report on Form 10-Q and the documents that we reference herein and have filed as exhibits to the Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. You should assume that the information appearing in this Quarterly Report on Form 10-Q is accurate as of the date hereof. Because the risk factors referred to on page 18 of our Annual Report, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We qualify all of the information presented in this Quarterly Report on Form 10-Q, and particularly our forward-looking statements, by these cautionary statements.

Unless the context otherwise requires, all references to “we,” “us,” “our” or “the Company” in this Quarterly Report on Form 10-Q are to MySize, Inc., a Delaware corporation, and its subsidiaries, including MySize Israel 2014 Ltd. My Size LLC, Orgad International Marketing Ltd., or Orgad, and Naiz Bespoke Technologies, S.L, or Naiz, taken as a whole.

References to “U.S. dollars” and “$” are to currency of the United States of America, and references to “NIS” are to New Israeli Shekels. Unless otherwise indicated, U.S. dollar translations of NIS amounts presented in this Quarterly Report on Form 10-Q for three months ended on March 31, 2023 are translated using the rate of NIS 3.615 to $1.00.

All information in this Quarterly Report on Form 10-Q relating to shares or price per share reflects the 1-for-25 reverse stock split effected by us on December 8, 2022.

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

Recent Developments

Warehouse Fire

On January 2, 2023, Orgad experienced a fire at its warehouse in Israel. We are not aware of any casualties or injuries associated with the fire. We shifted Orgad’s operation to its headquarters. The value of the inventory that was in the warehouse was approximately $640,000. We believe that this incident did not affect the future sales results of Orgad for the year of 2023. The inventory was not insured and we and the lessor signed an agreement to settle the issue in which we paid to the lessor an amount of $50,000 to cover his loss.

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

Reduction in Workforce to Increase Operational Efficiency

During May 2023, we initiated a transfer of the support, development and customer success operations to our recently acquired Spanish entity, Naiz Fit, that is intended to improve efficiency and lower costs between our operations in Israel and Naiz Fit. As part of this, we reduced headcount by 13 persons in Israel, including the termination of our Chief Commercial Officer, Ezequiel Javier Brandwain.

Operations in Russia

In addition to our Israel operations, we have operations in Russia through our wholly owned subsidiary, My Size LLC. Specifically, we undertake some of our sales and marketing using personnel located in Russia. To date, mainly due to the invasion of Ukraine by Russia and the ongoing sanctions, we scaled back and we expect to close down our subsidiary operations in the near future.

Results of Operations

The table below provides our results of operations for the periods indicated.

	Three months ended March 31
	2023	2022
	(dollars in thousands)
Revenues	$720	$404
Cost of revenues	(1,147)	(251)
Gross profit	(427)	153
Research and development expenses	(342)	(412)
Sales and marketing	(679)	(959)
General and administrative	(1,044)	(887)
Operating loss	(2,492)	(2,105)
Financial expenses, net	(146)	(83)
Equity accounted losses	(34)	-
Tax income	18	-
Net loss	$(2,654)	$(2,188)

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Revenues

From inception through December 31, 2018, we did not generate any revenue from operations and we continue to expect to incur additional losses to perform further research and development activities. We started to generate revenues only in 2019. Our revenues for the three months ended March 31, 2023 amounted to $720,000 compared to $404,000 for the three months ended March 31, 2022. The increase from the corresponding period primarily attributable to Orgad that was consolidated for 3 months as opposed to 2 months in the corresponding period and revenue generated from the Naiz. In addition, the increase from the corresponding period results from an increase in revenues generated by My Size.

Cost Of Revenues

Our cost of revenues expenses for the three months ended March 31, 2023 amounted to $1,147 compared to $251,000 for the three months ended March 31, 2022. The increase in comparison with the corresponding period was mainly due to an inventory mark-down of $643,000 due to the fire that occurred in its warehouse during January 2023.

Research and Development Expenses

Our research and development expenses for the three months ended March 31, 2023 amounted to $342,000 compared to $412,000 for the three months ended March 31, 2022. The decrease from the corresponding period primarily resulted decrease in subcontractor expenses.

Sales and Marketing Expenses

Our sales and marketing expenses for the three months ended March 31, 2023 amounted to $679,000 compared to $959,000 for the three months ended March 31, 2022. The decrease primarily resulted from a decrease in consultants expenses, Travel and marketing expenses offset by an increase in Amazon fees.

General and Administrative Expenses

Our general and administrative expenses for the three months ended March 31, 2023 amounted to $1,044,000 compared to $887,000 for the three months ended March 31, 2022. The increase compared to the corresponding period was mainly due to an increase in employee salaries mainly due to the Orgad and Naiz acquisitions and an increase in professional expenses.

Operating Loss

As a result of the foregoing, for the three months ended March 31, 2023, our operating loss was $2,492,000 an increase of $387,000 or 18.3%, compared to our operating loss for the three months ended March 31, 2022 of $2,105,000.

Financial Income (Expenses), Net

Our financial expense, net for the three months ended March 31, 2023 amounted to $146,000 compared to financial expense of $83,000 for the three months ended March 31, 2022 The increase compared to the corresponding period was mainly due to an increase in financial expenses exchange rate differences.

Net Loss

As a result of the foregoing, our net loss for the three months ended March 31, 2023 was $2,654,000, compared to net loss of $2,188,000 for the three months ended March 31, 2022. The increase in net loss was mainly due an increase in cost of sales and an inventory mark-down of $643,000 due to the fire that occurred in its warehouse during January 2023 and the reasons mentioned above.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through public and private offerings of debt and equity in the State of Israel and in the U.S.

As of March 31, 2023, we had cash, cash equivalents, and restricted cash of $2,676,000 compared to $2,363,000 of cash, cash equivalents and restricted cash as of December 31, 2022. This increase primarily resulted from a public and private offerings that we completed in January 2023 offset by our operating activities, the acquisition of Orgad and Naiz Fit, and resources that were deployed to grow of both businesses.

Cash used in operating activities amounted to $2,313,000 for the three months ended March 31, 2023, compared to $2,579,000 for the three months ended March 31, 2022. The decrease in cash used in operating activity is derived mainly from a decrease in trade payables and inventory offset by an increase in the net loss.

We did not have net cash used in investing activities for the three months ended March 31, 2023, compared to cash used in investing activities of $321,000 for the three months ended March 31, 2022.

Net cash provided by financing activities was $2,676,000 for the three months ended March 31, 2023, compared to $7,000 for the three months ended March 31, 2022. The cash flow from financing activities for the three months ended March 31, 2023 resulted from the public and private offering that occurred in January 2023.

We expect that we will continue to generate losses and negative cash flows from operations for the foreseeable future. Based on the projected cash flows and cash balances as of March 31, 2023, , we believe our existing cash will not be sufficient to fund operations for a period of more than 12 months. As a result, there is substantial doubt about our ability to continue as a going concern. We will need to raise additional capital, which may not be available on reasonable terms or at all. Additional capital would be used to accomplish the following:

●	finance our current operating expenses;

●	pursue growth opportunities;

●	hire and retain qualified management and key employees;

●	respond to competitive pressures;

●	comply with regulatory requirements; and

●	maintain compliance with applicable laws.

Current conditions in the capital markets are such that traditional sources of capital may not be available to us when needed or may be available only on unfavorable terms. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions, the Russian invasion of Ukraine, and a number of other factors, many of which are outside our control, and on our financial performance. Accordingly, we cannot assure you that we will be able to successfully raise additional capital at all or on terms that are acceptable to us. If we cannot raise additional capital when needed, it may have a material adverse effect on our business, results of operations and financial condition.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2023 were effective.

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

My Size, Inc.

Date: May 15, 2023	By:	/s/ Ronen Luzon
Ronen Luzon
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Or Kles
Or Kles
Chief Financial Officer (Principal Financial and Accounting Officer)

