Form 10-Q
period 2023-06-30
My Size, Inc.
filed 2023-08-14
CIK 1211805

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of August 1, 2023, 2,438,780 shares of common stock, par value $0.001 per share were issued and outstanding.

MY SIZE, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2023

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

My Size Inc. and Subsidiaries

Condensed Consolidated

Interim

Financial Statements

As of June 30, 2023

(unaudited)

U.S. Dollars in Thousands

1

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Financial Statements as of June 30, 2023 (Unaudited)

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Balance Sheets (Unaudited)

U.S. dollars in thousands (except share data and per share data)

	June 30,	December 31,
	2023	2022
	(Unaudited)	(Audited)

Assets
Current Assets:
Cash and cash equivalents	1,127	2,100
Restricted cash	123	263
Inventory	1,043	997
Account receivables	754	1,940
Other receivables and prepaid expenses	945	758
Total current assets	3,992	6,058

Long term deposits	27	28
Property and equipment, net	130	140
Operating right-of-use asset	430	583
Intangible assets	1,228	1,377
Goodwill	1,403	1,395
Investment in JV	58	99
Investment in marketable securities	26	47
Total non-current assets	3,302	3,669

Total assets	7,294	9,727

Liabilities and stockholders’ equity

Current liabilities:
Operating lease liability	145	159
Bank overdraft and short-term loans	152	155
Trade payables	1,531	2,487
Liabilities to Related parties	622	698
Other payables	657	680
Total current liabilities	3,107	4,179

Long-term loans	306	376
Deferred tax liabilities	244	328
Operating lease liability	204	308
Total non-current liabilities	754	1,012

Total liabilities	3,861	5,191

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity:
Stock Capital -
Common stock of $0.001 par value - Authorized: 250,000,000 shares; Issued and outstanding: 2,438,780 and 1,464,117 as of June 30, 2023 and December 31, 2022, respectively	2	1
Additional paid-in capital	61,553	58,673
Accumulated other comprehensive loss	(676)	(637)
Accumulated deficit	(57,446)	(53,501)
Total stockholders’ equity	3,433	4,536
Total liabilities and stockholders’ equity	7,294	9,727

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Statements of Comprehensive Loss (Unaudited)

U.S. dollars in thousands (except share data and per share data)

	Six-Months Ended June 30,		Three-Months Ended June 30,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	2,010	1,205	1,290	801
Cost of revenues (*)	(1,918)	(730)	(771)	(479)
Gross profit	92	475	519	322

Operating expenses
Research and development	(569)	(802)	(227)	(390)
Sales and marketing	(1,646)	(1,854)	(967)	(895)
General and administrative	(1,923)	(1,576)	(879)	(689)

Total operating expenses	(4,138)	(4,232)	(2,073)	(1,974)
Operating loss	(4,046)	(3,757)	(1,554)	(1,652)
Financial income (expenses), net	(100)	(147)	46	(64)
Equity loss of equity method investees	(39)	-	(5)	-
Loss before taxes	(4,185)	(3,904)	(1,513)	(1,716)

Taxes on income	240	-	222	-

Net loss	(3,945)	(3,904)	(1,291)	(1,716)
Other comprehensive income (loss):

Foreign currency translation differences	(39)	122	(24)	64

Total comprehensive loss	(3,984)	(3,782)	(1,315)	(1,652)

Basic and diluted loss per share**	(1.80)	(3.88)	(0.53)	(1.68)
Basic and diluted weighted average number of shares outstanding**	2,190,758	1,005,120	2,444,146	1,018,550

(*)	During the six and three month ended June 30, 2023, the Company recorded an inventory write-down of $643 and $0 due to the fire that occurred in its warehouse (see Note 7(a))

(**)	Adjusted to give retroactive effect of 1:25 reverse stock split, see Note 1(b)

The accompanying notes are an integral part of the interim condensed consolidated financial statements

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Statements of Changes in Stockholders’ Equity (Unaudited)

U.S. dollars in thousands (except share data and per share data)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number	Amount	capital	loss	deficit	equity

Balance as of January 1, 2023	1,464,117	1	58,673	(637)	(53,501)	4,536
Stock-based compensation related to options granted to employees and consultants	(8,000)	*	222	-	-	222
Issuance of shares, net of issuance cost of $341(**)	162,000	*	2,658	-	-	2,658
Exercise of warrants and prefunded warrants	820,663	1	-	-	-	1
Total comprehensive loss	-	-	-	(39)	(3,945)	(3,984)
Balance as of June 30, 2023	2,438,780	2	61,553	(676)	(57,446)	3,433

(*)	Represents an amount less than $1

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number	Amount**	capital**	loss	deficit	equity

Balance as of January 1, 2022	959,300	1	56,453	(406)	(45,191)	10,857
Stock-based compensation related to options granted to employees and consultants	-	-	162	-	-	162
Issuance of shares in Business Combination	62,777	*	458	-	-	458
Total comprehensive loss	-	-	-	122	(3,904)	(3,782)
Balance as of June 30, 2022	1,022,077	1	57,073	(284)	(49,095)	7,695

(*)	Represents an amount less than $1
(**)	Adjusted to give retroactive effect of 1:25 reverse stock split, see Note 1(b)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number	Amount	capital	loss	deficit	equity

Balance as of April 1, 2023	2,446,780	2	61,467	(652)	(56,155)	4,662
Stock-based compensation related to options granted to employees and consultants	(8,000)	*	86	-	-	86
Total comprehensive loss	-	-	-	(24)	(1,291)	(1,315)
Balance as of June 30, 2023	2,438,780	2	61,553	(676)	(57,446)	3,433

(*)	Represents an amount less than $1

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number	Amount	capital	loss	deficit	equity

Balance as of April 1, 2022	1,015,101	1	57,025	(348)	(47,379)	9,298
Stock-based compensation related to options granted to employees and consultants	-	-	48	-	-	48
Issuance of shares in Business Combination (*)	6,976	*	-	-	-	1
Total comprehensive loss	-	-	-	64	(1,716)	(1,652)
Balance as of June 30, 2022	1,022,077	1	57,073	(284)	(49,095)	7,695

(*)	Represents an amount less than $1

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Statements of Cash Flows (Unaudited)

U.S. dollars in thousands

	Six-Months Ended June 30,
	2023	2022
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	(3,945)	(3,904)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	16	23
Change in operating lease right-of-use asset	88	20
Amortization of intangible assets	151	53
Change in warrants and derivatives	-	37
Change in liabilities to related parties	(76)	-
Interest of long-term liabilities	11	-
Interest paid	(11)	-
Revaluation of investment in marketable securities	23	11
Change in Investment in JV	39	-
Stock based compensation	222	162
Change in inventory	(95)	(455)
Change in deferred tax liabilities	(36)	(12)
Change in account receivable	1,119	(55)
Changes in operating lease liabilities	(68)	-
Change in other receivables and prepaid expenses	(205)	(170)
Change in trade payables	(888)	(300)
Change in account payables	15	520

Net cash used in operating activities	(3,640)	(4,070)

Cash flows from investing activities:
Acquisition of a subsidiary, net of cash acquired	-	(300)
Purchase of property and equipment	-	(25)

Net cash used in investing activities	-	(325)

Cash flows from financing activities:
Proceeds from issuance of shares, net of issuance costs	2,658	-
Loans received	-	18
Repayment of loans	(62)	(42)

Net cash provided by (used in) financing activities	2,596	(24)

Effect of exchange rate fluctuations on cash and cash equivalents	(69)	201

Increase (decrease) in cash, cash equivalents and restricted cash (*)	(1,113)	(4,218)
Cash, cash equivalents and restricted cash at the beginning of the period	2,363	10,943

Cash, cash equivalents and restricted cash at the end of the period	1,250	6,725

Non cash activities:
Shares issued in Acquisition of a subsidiary	-	457

(*)	$973 relates to change in cash and cash equivalents and, $140 to change in restricted cash for the six months ended June 30, 2023.

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

In addition to the measurement technologies, following the Orgad International Marketing Ltd. (“Orgad”) acquisition as detailed below, the Company operates an online retailer platform, has expertise in e-commerce, supply chain, and has technology operating as a third-party seller on Amazon.com and other sites.

Following the acquisition of Naizfit Bespoke Technologies, S.L (“Naiz” or “Naiz Fit”) in October 2022, the Company expanded its offering outreach and customer base.

The Company has five subsidiaries, My Size Israel 2014 Ltd (“My Size Israel”), Topspin Medical (Israel) Ltd., and Orgad all of which are incorporated in Israel, My Size LLC which was incorporated in the Russian Federation, and Naiz Fit, a limited liability company incorporated under the laws of Spain. References to the Company include the subsidiaries unless the context indicates otherwise.

b.

During the six-month period ended June 30, 2023, the Company has incurred significant losses and negative cash flows from operations and has an accumulated deficit of $57,446. The Company has financed its operations mainly through fundraising from various investors.

The Company’s management expects that the Company will continue to generate losses and negative cash flows from operations for the foreseeable future. Based on the projected cash flows and cash balances as of June 30, 2023, management is of the opinion that its existing cash will be sufficient to fund operations for a period less than 12 months. As a result, there is substantial doubt about the Company’s ability to continue as a going concern.

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

The accompanying unaudited condensed consolidated interim financial statements included herein have been prepared by the Company in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements are comprised of the financial statements of the Company. In management’s opinion, the interim financial data presented includes all adjustments necessary for a fair presentation. All intercompany accounts and transactions have been eliminated. Operating results for the six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2023.

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

	June 30, 2023
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial assets

Investment in marketable securities (*)	-	26	-

MY SIZE, INC. AND ITS SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 3 - Financial Instruments (Cont.)

	December 31, 2022
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial assets

Investment in marketable securities (*)	-	47	-
Derivatives (**)		10

(*)	For the six and three-month periods ended June 30, 2023 and 2022, the Company recognized gain (loss) (based on quoted market prices with a discount due to security restrictions on iMine shares) of the marketable securities was $(21), $(11), $(7) and $(22), respectively.

(**)	The Derivatives includes in other receivables.

	December 31, 2022
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial liabilities

Derivatives	-	9	-

Note 4 - Stock Based Compensation

The stock-based expense equity awards recognized in the financial statements for services received is related to Cost of Revenues, Research and Development, Sales and Marketing and General and Administrative expenses as shown in the following table:

	Six months ended June 30,		Three months ended June 30,
	2023	2022	2023	2022

Stock-based compensation expense – Cost of revenues	15	28	6	7
Stock-based compensation expense - Research and development	29	18	6	6
Stock-based compensation expense - Sales and marketing	55	58	15	19
Stock-based compensation expense - General and administrative	123	58	59	16

	222	162	86	48

MY SIZE, INC. AND ITS SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 4 - Stock Based Compensation (Cont.)

Stock Option Plan for Employees:

In March 2017, the Company adopted the My Size, Inc. 2017 Equity Incentive Plan (the “2017 Employee Plan”) pursuant to which the Company’s Board of Directors may grant stock options and other equity awards to officers and key employees. The total number of shares of common stock which may be granted to directors, officers, employees under this plan, is limited to 289,000 shares. Stock options can be granted with an exercise price equal to or less than the stock’s fair market value at the date of grant.

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

During the six and three-month period ended June 30, 2023, the Company did not grant any stock options under the 2017 Employee Plan, no options were exercised and options to purchase 6,933 shares of common stock expired. In addition, 8,000 restricted shares that were granted to Ezequiel Javier Brandwain were terminated and voided.

The total stock option compensation expense for employees during the six and three-month period ended June 30, 2023 and 2022 which was recorded was $162, $44, $61 and $15, respectively.

The total stock option compensation expense relating to the Orgad acquisition during the six and three-month period ended June 30, 2023 and 2022 which was recorded was $60, $118, $25 and $33, respectively.

MY SIZE, INC. AND ITS SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 5 - Contingencies and Commitments

On August 7, 2018, the Company commenced an action against North Empire LLC (“North Empire”) in the Supreme Court of the State of New York, County of New York for breach of a Securities Purchase Agreement (the “Agreement”) in which it is seeking damages in an amount to be determined at trial, but in no event less than $616. On August 2, 2018, North Empire filed a Summons with Notice against the Company, also in the same Court, in which they allege damages in an amount of $11,400 arising from an alleged breach of the Agreement. On September 6, 2018 North Empire filed a Notice of Discontinuance of the action it had filed on August 2, 2018. On September 27, 2018, North Empire filed an answer and asserted counterclaims in the action commenced by the Company against them, alleging that the Company failed to deliver stock certificates to North Empire causing damage to North Empire in the amount of $10,958. North Empire also filed a third-party complaint against the Company’s CEO and now former Chairman of the Board asserting similar claims against them in their individual capacities. On October 17, 2018, the Company filed a reply to North Empire’s counterclaims. On November 15, 2018, the Company’s CEO and now former Chairman of the Board filed a motion to dismiss North Empire’s third-party complaint. On January 6, 2020, the Court granted the motion and dismissed the third-party complaint. Discovery has been completed and both parties have filed motions for summary judgment in connection with the claims and counterclaims. On December 30, 2021, the Court denied both the Company and North Empire’s motions for summary judgment, arguing there were factual issues to be determined at trial. On January 26, 2022, the Company filed a notice of appeal of the summary judgment decision. On February 3, 2022, the Company filed a motion to reargue the Court’s decision denying the Company’s motion for summary judgment. North Empire will file its opposition papers on or before March 31, 2022, and the Company will file reply papers on April 29, 2022. On or about September 12, 2022, the Court issued its Decision and Order denying the Company’s motion to reargue. North Empire filed its opposing brief on December 7, 2022. Both sides were given an opportunity to file a reply brief. The Company filed a reply brief on January 4, 2023 and North Empire filed its reply brief on January 13, 2023. The Appellate Court has scheduled oral argument for the appeal for February 7, 2023. Oral argument was held before the Appellate Court on February 7, 2023. On or about February 28, 2023, the Appellate Court filed its Decision and Order, which affirmed the lower court’s decisions regarding both the Company and North Empire’s motions for summary judgment and sent the case back to the Supreme Court.

On or about March 13, 2023, the Supreme Court referred the case to its Alternative Dispute Program and ordered the cases to mediate. The mediation was held on July 26, 2023 and various settlement options were explored. A second day of mediation has been scheduled for August 14, 2023. The Company intends to vigorously defend any claims made by North Empire.

The Company believes it is more likely than not that the counterclaims will be denied.

MY SIZE, INC. AND ITS SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 6 – Operating Segments

The Company has three reportable segments: (i) fashion and equipment e-commerce platform, and (ii) SaaS based innovative artificial intelligence driven measurement solutions and (iii) Naiz SaaS based innovative artificial intelligence driven measurement solutions. The fashion and equipment e-commerce platform which represent Orgad’s activity that was acquired by the Company, mainly operates on Amazon. The SaaS based innovative artificial intelligence driven measurement solutions, or SaaS Solutions operating segment consists of My Size Inc and My Size Israel and My Size LLC.

Information related to the operations of the Company’s reportable operating segments is set forth below:

	Fashion and equipment e-commerce platform	SaaS Solutions	Naiz	Total
As of the Six month ended June 30, 2023
Revenues from external customers	1,738	88	184	2,010
Operating (loss) income	(956)	(2,794)	(296)	(4,046)

	Fashion and equipment e-commerce platform	Saas Solution	Naiz
As of June 30, 2023:
Assets	2,522	4,107	2,558

	Fashion and equipment e-commerce platform	SaaS Solutions	Naiz	Total
For the six months ended June 30, 2022
Revenues from external customers	1,112	93		1,205
Operating (loss) income	71	(3,828)		(3,757)

	Fashion and equipment e-commerce platform	SaaS Solutions	Naiz	Total
As of Three months ended June 30, 2023
Revenues from external customers	1,160	32	98	1,290
Operating (loss) income	(131)	(1,267)	(156)	(1,554)

	Fashion and equipment e-commerce platform	SaaS Solutions	Naiz	Total
As of Three months ended June 30, 2022
Revenues from external customers	752	49	-	801
Operating (loss) income	(2)	(1,650)	-	(1,652)

	Fashion and equipment e-commerce platform	SaaS Solutions	Naiz	Total
As of the year ended December 31, 2022
Revenues from external customers	4,132	224	103	4,459
Operating (loss) income	(591)	(7,181)	(338)	(8,110)

	Fashion and equipment e-commerce platform	Saas Solution	Naiz
As of December 31, 2022:
Assets	2,022	5,966	1,691

Note 7 – Significant events during the reporting period

a.	On January 2, 2023, Orgad experienced a fire at its warehouse in Israel. The Company is not aware of any casualties or injuries associated with the fire. The Company shifted Orgad’s operation to its headquarters. The value of the inventory that was in the warehouse was approximately $640. The Company believes that this incident did not affect the future sales results of Orgad for the year of 2023. The inventory was not insured and the Company and lessor signed an agreement to settle the issue in which the Company paid to the lessor an amount of $50 to cover his loss. The Company recognized the payment to the lessor as a general and administrative expense.

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

In addition, the Company entered into a securities purchase agreement (the “PIPE Purchase Agreement”) pursuant to which the Company agreed to sell and issue in a private placement an aggregate of up to 540,098 unregistered pre-funded warrants and unregistered warrants to purchase up to an aggregate of 1,080,196 shares of common stock, consisting of Series A warrants to purchase up to 540,098 shares of common stock and Series B warrants to purchase up to 540,098 shares of common stock at an offering price of $3.054 per pre-funded warrant and associated Series A and Series B warrants.

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

In connection with the PIPE Purchase Agreement, we entered into a registration rights agreement (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the Company is required to file a resale registration statement (the “Registration Statement”), with the SEC, to register for resale the shares issuable upon exercise of the unregistered pre-funded warrants and the Series A and Series B warrants, within 20 days of the signing date of the PIPE Purchase Agreement (the “Signing Date”), and to have such Registration Statement declared effective within 60 days after the Signing Date in the event the Registration Statement is not reviewed by the SEC, or 90 days of the Signing Date in the event the Registration Statement is reviewed by the SEC. The Company will be obligated to pay certain liquidated damages if it fails to maintain the effectiveness of the Registration Statement.

Aggregate gross proceeds to the Company in respect of the offerings was approximately $3,000, before deducting fees payable to the placement agent and other offering expenses payable by the Company. The net proceeds were approximately $2,600.

As of June 30, 2023, all the pre funded warrants were exercised.

The Company also entered into a letter agreement (the “Engagement Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which Wainwright agreed to serve as the exclusive placement agent for the Company in connection with the offerings. The Company paid Wainwright a cash placement fee equal to 7% of the aggregate gross proceeds raised in the offerings, a management fee of 1% of the aggregate gross proceeds raised in the offerings, a non-accountable expense allowance of $85 and clearing fees of $15.95. Wainwright also received placement agent warrants - to purchase 68,740 shares of common stock, at an exercise price of $3.8188 per share and a term expiring on January 10, 2028.

c.	During May 2023, the Company initiated a transfer of the support, development and customer success operations to its recently acquired Spanish entity, Naiz Fit, that is intended to improve efficiency and lower costs between the Company’s operations in Israel and Naiz Fit. As part of this, the Company reduced headcount by 13 persons in Israel, including the termination of its Chief Commercial Officer, Ezequiel Javier Brandwain. This restructuring did not have a material impact on the Company’s results. The Company expects it to lower future operating costs without significant impact on revenues.

Note 8 – Subsequent events

On July 13, 2023, the compensation committee of the board of directors of the Company reduced the exercise price of outstanding options of certain officers and directors of the Company for the purchase of an aggregate of 23,575 shares of common stock (with exercise prices of $26.00 per Share) to $1.09 per share, which was the closing price for the Company’s shares on July 13, 2023. The exercise price reduction includes options held by, among others, the Company’s named executive officers with respect to the following number of shares: (i) Ronen Luzon, the Company’s Chief Executive Officer and director: 8,001 shares, (ii) Or Kles, the Company’s Chief Financial Officer: 5,760 shares, and (iii) Billy Pardo, the Company’s Chief Operating Officer and Chief Product Officer: 6,094 shares.

The incremental compensation cost resulting from the repricing is approximately $10.

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

Unless the context otherwise requires, all references to “we,” “us,” “our” or “the Company” in this Quarterly Report on Form 10-Q are to MySize, Inc., a Delaware corporation, and its subsidiaries, including MySize Israel 2014 Ltd. My Size LLC, Orgad International Marketing Ltd., or Orgad, and Naiz Bespoke Technologies, S.L, or Naiz Fit, taken as a whole.

References to “U.S. dollars” and “$” are to currency of the United States of America, and references to “NIS” are to New Israeli Shekels. Unless otherwise indicated, U.S. dollar translations of NIS amounts presented in this Quarterly Report on Form 10-Q for three months ended on June 30, 2023 are translated using the rate of NIS 3.700 to $1.00.

All information in this Quarterly Report on Form 10-Q relating to shares or price per share reflects the 1-for-25 reverse stock split effected by us on December 8, 2022.

Overview

We are an omnichannel e-commerce platform and provider of AI-driven SaaS measurement solutions, including MySizeID and our recently acquired subsidiaries, Naiz Fit, which provides SaaS technology solutions that solve size and fit issues and AI solutions for smarter design through data driven decisions for fashion ecommerce companies, and Orgad, an online retailer operating in the global markets. To date, we have generated almost all our revenue as a third-party seller on Amazon. Our advanced software and solutions assists us in supply chain, identifying products that can drive growth and provides a user-friendly experience and best customer service.

Our flagship innovative tech products, MySizeID, enables shoppers to generate highly accurate measurements of their body to find the accurate fitting apparel by using our application on their mobile phone or through the MySizeID Widget: a simple questionnaire which uses a database collected over the years.

MySizeID syncs the user’s measurement data to a sizing chart integrated through a retailer’s (or a white labeled) mobile application, and only presents items for purchase that match their measurements to ensure a correct fit.

We are positioning ourselves as a consolidator of sizing solutions and a provider of a new digital experience due to recent technological developments for the fashion industry needs. Our other product offerings include First Look Smart Mirror for physical stores and Smart Catalog to empower brand design teams, which are designed to increase end consumer satisfaction, contributing to a sustainable world and reducing operation costs.

Recent Developments

Warehouse Fire

On January 2, 2023, Orgad experienced a fire at its warehouse in Israel. We are not aware of any casualties or injuries associated with the fire. We shifted Orgad’s operation to its headquarters. The value of the inventory that was in the warehouse was approximately $640,000. We believe that this incident did not affect the future sales results of Orgad for the year of 2023. The inventory was not insured, we and the lessor signed an agreement to settle the issue in which we paid to the lessor an amount of $50,000 to cover his loss.

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

Strategic Operational Changes

During May 2023, we initiated a transfer of the support, development and customer success operations to our recently acquired Spanish entity, Naiz Fit, that is intended to improve efficiency and lower costs between the Company’s operations in Israel and Naiz Fit. As part of this, we reduced headcount by 13 persons in Israel, including the termination of its Chief Commercial Officer, Ezequiel Javier Brandwain. This restructuring did not have a material impact on the Company’s results. The Company expects it to lower future operating costs without significant impact on revenues.

In addition, during 2023, Orgad made a strategic shift to utilizing Fulfillment by Amazon (FBA) rather than fulfilling directly, reducing exposure to inventory risk and contributing to operating efficiencies.

Option Repricing

On July 13, 2023, the compensation committee of our board of directors reduced the exercise price of outstanding options of certain officers and directors for the purchase of an aggregate of 23,575 shares of common stock (with exercise prices of $26.00 per share) to $1.09 per share, which was the closing price for our shares of common stock on the Nasdaq Capital Market on July 13, 2023. The exercise price reduction includes options held by, among others, our named executive officers with respect to the following number of shares: (i) Ronen Luzon, the Company’s Chief Executive Officer and director: 8,001 shares, (ii) Or Kles, the Company’s Chief Financial Officer: 5,760 shares, and (iii) Billy Pardo, the Company’s Chief Operating Officer and Chief Product Officer: 6,094 shares.

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

Results of Operations

The table below provides our results of operations for the periods indicated.

	Three months ended June 30		Six months ended June 30
	2023	2022	2023	2022
	(dollars in thousands)		(dollars in thousands)
Revenues	$1,290	$801	$2,010	$1,205
Cost of revenues	(771)	(479)	(1,918)	(730)
Gross profit	519	322	92	475
Research and development expenses	(227)	(390)	(569)	(802)
Sales and marketing	(967)	(895)	(1,646)	(1,854)
General and administrative	(879)	(689)	(1,923)	(1,576)
Operating loss	(1,554)	(1,652)	(4,046)	(3,757)
Financial income (expenses), net	46	(64)	(100)	(147)
Equity accounted losses	(5)	-	(39)	-
Tax income	222	-	240	-
Net loss	$(1,291)	$(1,716)	$(3,945)	$(3,904)

Six and Three Months Ended June 30, 2023 Compared to Six and Three Months Ended June 30, 2022

Revenues

From inception through December 31, 2018, we did not generate any revenue from operations and we continue to expect to incur additional losses to perform further research and development activities. We started to generate revenues only in 2019. Our revenues for the six months ended June 30, 2023 amounted to $2,010,000 compared to $1,205,000 for the six months ended June 30, 2022. Our revenues for the three months ended June 30, 2023 amounted to $1,290,000 compared to $801,000 for the three months ended June 30, 2022. The increase in the six months ended June 30, 2023 from the corresponding period is primarily attributable to (i) revenue generated from Orgad that was consolidated for the full six months in 2023 as opposed to just two months in the corresponding period in 2022, and (ii) revenue generated from Naiz Fit that was acquired in October 2022. The increase in the three months ended June 30, 2023 from the corresponding period is primarily attributable to an increase in Orgad sales and revenue generated from Naiz Fit.

Cost Of Revenues

Our cost of revenues expenses for the six months ended June 30, 2023 amounted to $1,918,000 compared to $730,000 for the six months ended June 30, 2022. The increase in comparison with the corresponding period was mainly due to an inventory mark-down of $643,000 due to the fire that occurred in Orgad’s warehouse during January 2023 and an increase in revenues as described above.

Our cost of revenues expenses for the three months ended June 30, 2023 amounted to $771,000 compared to $479,000 for the three months ended June 30, 2022. The increase in comparison with the corresponding period was mainly due an increase in revenues as described above.

Research and Development Expenses

Our research and development expenses for the six months ended June 30, 2023 amounted to $569,000 compared to $802,000 for the six months ended June 30, 2022. The decrease from the corresponding period was mainly due to a decrease in salaries expenses due to reduced headcount and a decrease in subcontractor expenses.

Our research and development expenses for the three months ended June 30, 2023 amounted to $227,000 compared to $390,000 for the three months ended June 30, 2022. The decrease from the corresponding period was mainly due to a decrease in salaries expenses due to reduced headcount and a decrease in subcontractor expenses.

Sales and Marketing Expenses

Our sales and marketing expenses for the six months ended June 30, 2023 amounted to $1,646,000 compared to $1,854,000 for the six months ended June 30, 2022. The decrease primarily resulted from a decrease in salary expenses due to reduced headcount, consultant expenses, travel and marketing expenses offset by an increase in Amazon fees.

Our sales and marketing expenses for the three months ended June 30, 2023 amounted to $967,000 compared to $895,000 for the three months ended June 30, 2022. The increase primarily resulted from an increase in Amazon fees due to the increase in sales offset by a decrease in salary expenses due to reduced headcount, consultant expenses, travel and marketing expenses.

General and Administrative Expenses

Our general and administrative expenses for the six months ended June 30, 2023 amounted to $1,923,000 compared to $1,576,000 for the six months ended June 30, 2022. The increase compared to the corresponding period was mainly due to an increase in employee salaries mainly due to the Orgad and Naiz acquisitions and an increase in professional expenses.

Our general and administrative expenses for the three months ended June 30, 2023 amounted to $879,000 compared to $689,000 for the three months ended June 30, 2022. The increase compared to the corresponding period was mainly due to an increase in employee salaries mainly due to the Orgad and Naiz acquisitions and an increase in professional expenses.

Operating Loss

As a result of the foregoing, for the six months ended June 30, 2023, our operating loss was $4,046,000, an increase of $289,000 or 7.7%, compared to our operating loss for the six months ended June 30, 2022 of $3,757,000.

As a result of the foregoing, for the three months ended June 30, 2023, our operating loss was $1,554,000 a decrease of $98,000 or 6.0%, compared to our operating loss for the three months ended June 30, 2022 of $1,652,000.

Financial Income (Expenses), Net

Our financial expense, net for the six months ended June 30, 2023, amounted to $100,000 compared to financial expense of $147,000 for the six months ended June 30, 2022. The increase compared to the corresponding period was mainly due to an increase in financial expenses exchange rate differences.

Our financial income, net for the three months ended June 30, 2023, amounted to $46,000 as opposed to financial expense of $64,000 for the three months ended June 30, 2022. The increase compared to the corresponding period was mainly due to an increase in financial expenses exchange rate differences.

Net Loss

As a result of the foregoing, our net loss for the six months ended June 30, 2023, was $3,945,000, compared to net loss of $3,904,000 for the six months ended June 30, 2022.

As a result of the foregoing, our net loss for the three months ended June 30, 2023 was $1,291,000, compared to net loss of $1,716,000 for the three months ended June 30, 2022. The decrease in net loss was mainly due to the reasons mentioned above.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through public and private offerings of debt and equity in the State of Israel and in the U.S.

As of June 30, 2023, we had cash, cash equivalents, and restricted cash of $1,250,000 compared to $2,363,000 of cash, cash equivalents and restricted cash as of December 31, 2022. This decrease primarily resulted our operating activities, the acquisition of Orgad and Naiz Fit, and resources that were deployed to grow both businesses offset by the public and private offerings that we completed in January 2023.

Cash used in operating activities amounted to $3,640,000 for the six months ended June 30, 2023, compared to $4,070,000 for the six months ended June 30, 2022. The decrease in cash used in operating activity is derived mainly from a decrease in trade payables and inventory offset by an increase in the net loss.

There was no net cash used in investing activities compared to cash used in investing activities of $325,000 for the six months ended June 30, 2022.

Net cash provided by financing activities was $2,596,000 for the six months ended June 30, 2023, as opposed to net cash used in financing activities of $24,000 for the six months ended June 30, 2022. The cash flow from financing activities for the six months ended June 30, 2023, resulted from the public and private offering that occurred in January 2023.

We expect that we will continue to generate losses and negative cash flows from operations for the foreseeable future. Based on the projected cash flows and cash balances as of June 30, 2023, we believe our existing cash will not be sufficient to fund operations for a period of more than 12 months. As a result, there is substantial doubt about our ability to continue as a going concern. We will need to raise additional capital, which may not be available on reasonable terms or at all. Additional capital would be used to accomplish the following:

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2023 were effective.

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

North Empire LLC

On August 7, 2018, we commenced an action against North Empire LLC, or North Empire, in the Supreme Court of the State of New York, County of New York for breach of a Securities Purchase Agreement or Agreement in which we are seeking damages in an amount to be determined at trial, but in no event less than $616,000. On August 2, 2018, North Empire filed a Summons with Notice against us, also in the same Court, in which they allege damages in an amount of $11.4 million arising from an alleged breach of the Agreement. On September 6, 2018, North Empire filed a Notice of Discontinuance of the action it had filed on August 2, 2018. On September 27, 2018, North Empire filed an answer and asserted counterclaims in the action commenced by us against them, alleging that we failed to deliver stock certificates to North Empire causing damage to North Empire in the amount of $10,958,589. North Empire also filed a third-party complaint against our CEO and now former Chairman of the Board asserting similar claims against them in their individual capacities. On October 17, 2018, we filed a reply to North Empire’s counterclaims. On November 15, 2018, our CEO and now former Chairman of the Board filed a motion to dismiss North Empire’s third-party complaint. On January 6, 2020, the Court granted the motion and dismissed the third-party complaint. Discovery has been completed and both parties have filed motions for summary judgment in connection with the claims and counterclaims. On December 30, 2021, the Court denied both My Size and North Empire’s motions for summary judgment, arguing there were factual issues to be determined at trial. On January 26, 2022, the Company filed a notice of appeal of the summary judgment decision. On February 3, 2022, the Company filed a motion to reargue the Court’s decision denying the Company’s motion for summary judgment. On or about September 12, 2022, the Court issued its Decision and Order denying the Company’s motion to reargue. North Empire filed its opposing brief on December 7, 2022. Both sides were given an opportunity to file a reply brief. We filed our reply brief on January 4, 2023 and North Empire filed its reply brief on January 13, 2023. Oral argument was held before the Appellate Court on February 7, 2023. On or about February 28, 2023, the Appellate Court filed its Decision and Order, which affirmed the lower court’s decisions regarding both My Size and North Empire’s motions for summary judgment and sent the case back to the Supreme Court. On or about March 13, 2023, the Supreme Court referred the case to its Alternative Dispute Program and ordered the cases to mediate. The mediation was held on July 26, 2023 and various settlement options were explored. A second day of mediation has been scheduled for August 14, 2023. We intend to vigorously defend any claims made by North Empire. We believe it is more likely than not that the counterclaims will be denied.

Item 1A. Risk Factors.

Not required for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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

My Size, Inc.

Date: August 14, 2023	By:	/s/ Ronen Luzon
Ronen Luzon
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Or Kles
Or Kles
Chief Financial Officer (Principal Financial and Accounting Officer)

