Form 10-Q
period 2023-09-30
My Size, Inc.
filed 2023-11-14
CIK 1211805

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of November 1, 2023, 2,981,792 shares of common stock, par value $0.001 per share were issued and outstanding.

MY SIZE, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2023

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

My Size Inc. and Subsidiaries

Condensed Consolidated

Interim

Financial Statements

As of September 30, 2023

(unaudited)

U.S. Dollars in Thousands

1

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Financial Statements as of September 30, 2023 (Unaudited)

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Balance Sheets (Unaudited)

U.S. dollars in thousands (except share data and per share data)

	September 30,	December 31,
	2023	2022

Assets
Current Assets:
Cash and cash equivalents	3,695	2,100
Restricted cash	72	263
Inventory	2,395	997
Account receivables	690	1,940
Other receivables and prepaid expenses	1,218	758
Total current assets	8,070	6,058

Long term deposits	26	28
Property and equipment, net	112	140
Operating right-of-use asset	372	583
Intangible assets	1,149	1,377
Goodwill	1,401	1,395
Investment in JV	47	99
Investment in marketable securities	26	47
Total non-current assets	3,133	3,669

Total assets	11,203	9,727

Liabilities and stockholders’ equity

Current liabilities:
Operating lease liability	137	159
Bank overdraft and short-term loans	230	155
Trade payables	2,617	2,487
Liabilities to Related parties	734	698
Other payables	855	680
Total current liabilities	4,573	4,179

Long-term loans	268	376
Deferred tax liabilities	274	328
Operating lease liability	156	308
Total non-current liabilities	698	1,012

Total liabilities	5,271	5,191

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity:
Stock Capital -
Common stock of $0.001 par value - Authorized: 250,000,000 shares; Issued and outstanding: 2,981,792 and 1,464,117 as of September 30, 2023 and December 31, 2022, respectively	3	1
Additional paid-in capital	65,219	58,673
Accumulated other comprehensive loss	(712)	(637)
Accumulated deficit	(58,578)	(53,501)
Total stockholders’ equity	5,932	4,536
Total liabilities and stockholders’ equity	11,203	9,727

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Statements of Comprehensive Loss (Unaudited)

U.S. dollars in thousands (except share data and per share data)

	Nine-Months Ended September 30,		Three-Months Ended September 30,
	2023	2022	2023	2022

Revenues	4,166	1,931	2,156	726
Cost of revenues (*)	(2,698)	(1,607)	(780)	(877)
Gross profit	1,468	324	1,376	(151)

Operating expenses
Research and development	(811)	(1,152)	(242)	(350)
Sales and marketing	(2,598)	(2,526)	(952)	(672)
General and administrative	(3,210)	(2,378)	(1,287)	(802)

Total operating expenses	(6,619)	(6,056)	(2,481)	(1,824)
Operating loss	(5,151)	(5,732)	(1,105)	(1,975)
Financial income (expenses), net	(78)	(198)	22	(51)
Equity loss of equity method investees	(48)	-	(9)	-
Loss before taxes	(5,277)	(5,930)	(1,092)	(2,026)

Taxes on income	200	-	(40)	-

Net loss	(5,077)	(5,930)	(1,132)	(2,026)
Other comprehensive income (loss):

Foreign currency translation differences	(75)	(178)	(36)	(300)

Total comprehensive loss	(5,152)	(6,108)	(1,168)	(2,326)

Basic and diluted loss per share**	(2.19)	(5.75)	(0.44)	(2.00)
Basic and diluted weighted average number of shares outstanding**	2,314,979	1,012,010	2,559,371	1,025,564

(*)	During the nine and three month ended September 30, 2023, the Company recorded an inventory write-down of $643 and $0 due to the fire that occurred in its warehouse (see Note 8(a))

(**)	Adjusted to give retroactive effect of 1:25 reverse stock split, see Note 1(b)

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Statements of Changes in Stockholders’ Equity (Unaudited)

U.S. dollars in thousands (except share data and per share data)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number	Amount	capital	loss	deficit	equity

Balance as of January 1, 2023	1,464,117	1	58,673	(637)	(53,501)	4,536
Stock-based compensation related to options granted to employees and consultants	(8,000)	*	290	-	-	290
Issuance of shares, net of issuance cost of $959 (**)	432,000	1	6,257	-	-	6,258
Exercise of warrants and prefunded warrants	1,093,675	1	(1)	-	-	-
Total comprehensive loss		-	-	(75)	(5,077)	(5,152)
Balance as of September 30, 2023	2,981,792	3	65,219	(712)	(58,578)	5,932

(*)	Represents an amount less than $1

(**)	see notes 8(b) and 8(e)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number	Amount**	capital**	loss	deficit	equity
Balance as of January 1, 2022	959,300	1	56,453	(406)	(45,191)	10,857
Stock-based compensation related to options granted to employees and consultants	-	-	327	-	-	327
Issuance of shares in Business Combination	69,751	*	458	-	-	458
Total comprehensive loss	-	-	-	(178)	(5,930)	(6,108)
Balance as of September 30, 2022	1,029,051	1	57,238	(584)	(51,121)	5,534

(*)	Represents an amount less than $1

(**)	Adjusted to give retroactive effect of 1:25 reverse stock split, see Note 1(b)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number	Amount	capital	loss	deficit	equity

Balance as of July 1, 2023	2,438,780	2	61,553	(676)	(57,446)	3,433
Stock-based compensation related to options granted to employees and consultants	-	-	68	-	-	68
Issuance of shares, net of issuance cost of $518 (**)	270,000	(*)	3,599			3,599
Exercise of prefunded warrants	273,012	1	(1)	-	-	-
Total comprehensive loss	-	-	-	(36)	(1,132)	(1,168)
Balance as of September 30, 2023	2,981,792	3	65,219	(712)	(58,578)	5,932

(*)	Represents an amount less than $1

(**)	see notes 8(e)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number	Amount	capital	loss	deficit	equity

Balance as of July 1, 2022	1,022,077	1	57,073	(284)	(49,095)	7,695
Stock-based compensation related to options granted to employees and consultants	-	-	165	-	-	165
Issuance of shares in Business Combination (*)	6,974	*	-	-	-	-
Total comprehensive loss	-	-	-	(300)	(2,026)	(2,326)
Balance as of September 30, 2022	1,029,051	1	57,238	(584)	(51,121)	5,534

(*)	Represents an amount less than $1

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Statements of Cash Flows (Unaudited)

U.S. dollars in thousands

	Nine-Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	(5,077)	(5,930)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	27	32
Change in operating lease right-of-use asset	130	30
Amortization of intangible assets	226	84
Change in warrants and derivatives	-	26
Change in liabilities to related parties	36	32
Interest of long-term liabilities	16	3
Interest paid	(16)	(3)
Revaluation of investment in marketable securities	21	28
Change in Investment in JV	52	-
Stock based compensation	290	327
Change in inventory	(1,530)	(288)
Change in deferred tax liabilities	(328)	(19)
Change in account receivables	1,165	(281)
Changes in operating lease liabilities	(101)
Change in other receivables and prepaid expenses	(351)	140
Change in trade payables	271	(503)
Change in account payables	259	464

Net cash used in operating activities	(4,910)	(5,858)

Cash flows from investing activities:
Acquisition of a subsidiary, net of cash acquired	-	(300)
Purchase of property and equipment	-	(27)

Net cash used in investing activities	-	(327)

Cash flows from financing activities:
Proceeds from issuance of shares, net of issuance costs	6,257	-
Loans received	350	18
Repayment of loans	(377)	(57)

Net cash provided by (used in) financing activities	6,230	(39)

Effect of exchange rate fluctuations on cash and cash equivalents	84	(97)

Increase (decrease) in cash, cash equivalents and restricted cash (*)	1,404	(6,321)
Cash, cash equivalents and restricted cash at the beginning of the period	2,363	10,943

Cash, cash equivalents and restricted cash at the end of the period	3,767	4,622

Non cash activities:
Shares issued in Acquisition of a subsidiary	-	457

(*)	$1,213 relates to change in cash and cash equivalents and, $191 to change in restricted cash for the nine months ended September 30, 2023.

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

b.

During the nine-month period ended September 30, 2023, the Company has incurred significant losses and negative cash flows from operations and has an accumulated deficit of $58,578. The Company has financed its operations mainly through fundraising from various investors.

The Company’s management expects that the Company will continue to generate losses and negative cash flows from operations for the foreseeable future. Based on the projected cash flows and cash balances as of September 30, 2023, management is of the opinion that its existing cash will be sufficient to fund operations for a period less than 12 months. As a result, there is substantial doubt about the Company’s ability to continue as a going concern.

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

c.	In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on the Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. These attacks resulted in thousands of deaths and injuries, and Hamas additionally kidnapped many Israeli civilians and soldiers. Following the attack, Israel’s security cabinet declared war against Hamas and commenced a military campaign against Hamas and other terrorist organizations in parallel to their continued rocket and terror attacks. The Company cannot currently predict the intensity or duration of Israel’s war against Hamas, nor can predict how this war will ultimately affect the Company’s business and operations or Israel’s economy in general.

The war with Hamas has had an immaterial effect on its operations and financial results so far. This is attributable to its global footprint and the offices in Spain which has become a hub for the Company’s sizing solutions business. The majority of Orgad’s inventory utilizes fulfillment by Amazon rather than fulfilling directly. Inventory is now maintained and orders are shipped from regional Amazon warehouses, thereby reducing exposure to inventory risk and contributing to operating efficiencies.

MY SIZE, INC. AND ITS SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 2 - Significant Accounting Policies

a.	Unaudited condensed consolidated financial statements:

The accompanying unaudited condensed consolidated interim financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements are comprised of the financial statements of the Company. In management’s opinion, the interim financial data presented includes all adjustments necessary for a fair presentation. All intercompany accounts and transactions have been eliminated. Operating results for the nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2023.

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

C.	Critical accounting estimates:

Due to the change of the operating segments as stated in note 7, and the reduction of the company's reporting units as a result, the company examined the need for impairment for those reporting units. The estimated fair value of the remaining reporting units was higher than their carrying amounts, and therefore there was no need to provide for impairment.

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

	September 30, 2023
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial assets

Investment in marketable securities (*)	-	26	-

MY SIZE, INC. AND ITS SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 3 - Financial Instruments (Cont.)

	December 31, 2022
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial assets

Investment in marketable securities (*)	-	47	-
Derivatives (**)		10

(*)	For the nine and three-month periods ended September 30, 2023 and 2022, the Company recognized gain (loss) (based on quoted market prices with a discount due to security restrictions on iMine shares) of the marketable securities was $(21), $(11), $(7) and $(22), respectively.

(**)	The Derivatives includes in other receivables.

	December 31, 2022
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial liabilities

Derivatives	-	9	-

Note 4 - Stock Based Compensation

The stock-based expense equity awards recognized in the financial statements for services received is related to Cost of Revenues, Research and Development, Sales and Marketing and General and Administrative expenses as shown in the following table:

	Nine months ended September 30,		Three months ended September 30,
	2023	2022	2023	2022
Stock-based compensation expense – Cost of revenues	19	67	4	39
Stock-based compensation expense - Research and development	51	22	22	4
Stock-based compensation expense - Sales and marketing	71	115	16	57
Stock-based compensation expense - General and administrative	149	123	26	65

	290	327	68	165

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

During the nine and three-month period ended September 30, 2023, the Company granted options to purchase 93,000 shares of common stock under the 2017 Employee Plan, no options were exercised and options to purchase 6,933 shares of common stock expired. In addition, 8,000 restricted shares that were granted to Ezequiel Javier Brandwain were terminated and voided.

The total stock option compensation expense for employees during the nine and three-month period ended September 30, 2023 and 2022 which was recorded was $214, $53 $52 and $9, respectively.

The total stock option compensation expense relating to the Orgad acquisition during the nine and three-month period ended September 30, 2023 and 2022 which was recorded was $76, $267, $16 and $73, respectively.

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

On or about March 13, 2023, the Supreme Court referred the case to its Alternative Dispute Program and ordered the cases to mediate. The mediation was held on July 26, 2023 and various settlement options were explored but the mediation did not lead to settlement. The Company intends to vigorously defend any claims made by North Empire.

The Company believes it is more likely than not that the counterclaims will be denied.

Note 6 - Goodwill

During the third quarter of 2023, the Company merged its two SAAS segments into one segment (see Note 7), which also resulted in a change in the Company’s composition of reporting units. After the restructuring, the aggregate carrying amounts of goodwill allocated to each reporting unit are as follows:

	September 30
	2023	2022
SaaS Solutions	1,273	-
Fashion and equipment e-commerce platform	128	268	(*)
	1,401	268

(*)	Based on provisional amounts revised on December 31, 2022

Merging a loss-making segment into other reporting units, was viewed by the Company as an indicator for impairment which required the Company to perform an interim goodwill impairment assessment.

In September 2023, the fair value of each reporting units was determined using the income approach. The income approach is a forward-looking approach for estimating fair value. Within the income approach, the method used is the discounted cash flow method. The company, using independent valuation services, starts with a forecast of all the expected net cash flows associated with the reporting unit, which includes the application of a terminal value, and then applies a discount rate to arrive at a net present value amount. Cash flow projections are based on the Company’s estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used is based on the weighted average cost of capital (“WACC”), adjusted for the relevant risk associated with country-specific and business-specific characteristics. If any of these expectations were to vary materially from the Company’s assumptions, the Company may record an impairment of goodwill allocated to these reporting units in the future.

Key assumptions used in the discounted cash flow analysis of the SAAS reporting unit included, but were not limited to, a WACC of 24%, terminal growth rates of 3% and EBIT margin which is excepted to gradually increase from a negative margin of 33.1% in 2024 to a positive margin of 29.5% in 2029.

Key assumptions used in the discounted cash flow analysis of the Fashion and equipment e-commerce platform reporting unit included, but were not limited to, a WACC of 21.5%, terminal growth rates of 3% and EBIT margin which is excepted to gradually increase from a negative margin of 9.1% in 2024 to a positive margin of 6.9% in 2029.

The assumptions are deemed as Level III inputs in regard to the fair value hierarchy.

The Company concluded based on the results of the interim quantitative goodwill impairment assessment performed as of September 30, 2023, that goodwill was not impaired in both reporting units. The fair value of the SAAS reporting unit is approximately 2.7% above its carrying amount and fair value of the Fashion and equipment e-commerce platform reporting unit is approximately 9.7% above its carrying amount. While there was no impairment related to goodwill for both reporting units, a future potential impairment is possible should actual results differ from forecasted results used in the valuation analysis. Also, the valuation of goodwill can differ materially if financial projections or market inputs used to determine the WACC change significantly.

MY SIZE, INC. AND ITS SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 7 – Operating Segments

Effective 1 July 2023 the Company merged its two SAAS segments into one segment, hence reducing the reportable segments from three to the following two segments: (i) fashion and equipment e-commerce platform, and (ii) SaaS based innovative artificial intelligence driven measurement solutions. This realignment reflects the way resources are allocated and performance is assessed by the Chief Operating Decision Maker. The fashion and equipment e-commerce platform which represents Orgad’s activity that was acquired by the Company in 2022, mainly operates on Amazon. The SaaS based innovative artificial intelligence driven measurement solutions, or SaaS Solutions operating segment consists of My Size Inc, My Size Israel, My Size LLC and Naiz Fit.

In the Company’s financial reporting for September 30, 2023, comparative information for 2022 was restated to reflect the changes in reportable segments.

Information related to the operations of the Company’s reportable operating segments is set forth below:

	Fashion and equipment e-commerce platform	SaaS Solutions	Total
As of the Nine month ended September 30, 2023
Revenues from external customers	3,732	434	4,166
Operating (loss) income	(2,936)	(2,215)	(5,151)

	Fashion and equipment e-commerce platform	Saas Solution
As of September 30, 2023:
Assets	7,849	3,490

	Fashion and equipment e-commerce platform	SaaS Solutions	Total
For the Nine months ended September 30, 2022
Revenues from external customers	1,797	134	1,931
Operating (loss) income	(215)	(5,517)	(5,732)

	Fashion and equipment e-commerce platform	SaaS Solutions	Total
As of Three months ended September 30, 2023
Revenues from external customers	1,994	162	2,156
Operating (loss) income	(440)	(665)	(1,105)

	Fashion and equipment e-commerce platform	SaaS Solutions	Total
As of Three months ended September 30, 2022
Revenues from external customers	685	41	726
Operating (loss) income	(286)	(1,689)	(1,975)

MY SIZE, INC. AND ITS SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 7 – Operating Segments (Cont.)

	Fashion and equipment e-commerce platform	SaaS Solutions
For September 30, 2022:
Assets	1,697	6,494

	Fashion and equipment e-commerce platform	SaaS Solutions	Total
As of the year ended December 31, 2022
Revenues from external customers	4,132	327	4,459
Operating (loss) income	(4,197)	(3,913)	(8,110)

	Fashion and equipment e-commerce platform	Saas Solution
As of December 31, 2022:
Assets	6,507	3,220

Note 8 – Significant events during the reporting period

a.

On January 2, 2023, Orgad experienced a fire at its warehouse in Israel. The Company is not aware of any casualties or injuries associated with the fire. The Company shifted Orgad’s operation to its headquarters. The value of the inventory that was in the warehouse was approximately $640. The Company believes that this incident did not affect the future sales results of Orgad for the year of 2023. The inventory was not insured and the Company and lessor signed an agreement to settle the issue in which the Company paid to the lessor an amount of $50 to cover its loss. The Company recognized the payment to the lessor as a general and administrative expense.

During the reporting period, claims by the owners a neighboring warehouse were made of damage caused by the fire. As of the date these financial statements were authorized for issuance, no lawsuit was filed against the Company, and the amount of potential loss, if any, cannot be reasonably estimated.

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

In connection with the PIPE Purchase Agreement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the Company is required to file a resale registration statement (the “Registration Statement”), with the SEC, to register for resale the shares issuable upon exercise of the unregistered pre-funded warrants and the Series A and Series B warrants, within 20 days of the signing date of the PIPE Purchase Agreement (the “Signing Date”), and to have such Registration Statement declared effective within 60 days after the Signing Date in the event the Registration Statement is not reviewed by the SEC, or 90 days of the Signing Date in the event the Registration Statement is reviewed by the SEC. The Company will be obligated to pay certain liquidated damages if it fails to maintain the effectiveness of the Registration Statement.

MY SIZE, INC. AND ITS SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 8 – Significant events during the reporting period (Cont.)

Aggregate gross proceeds to the Company in respect of the offerings was approximately $3,000, before deducting fees payable to the placement agent and other offering expenses payable by the Company. The net proceeds were approximately $2,600.

As of September 30, 2023, all the pre funded warrants were exercised.

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

c.

During May 2023, the Company initiated a transfer of the support, development and customer success operations to its Spanish entity, Naiz Fit, that is intended to improve efficiency and lower costs between the Company’s operations in Israel and Naiz Fit. As part of this, the Company reduced headcount by 13 persons in Israel, including the termination of its Chief Commercial Officer, Ezequiel Javier Brandwain. This restructuring did not have a material impact on the Company’s results. The Company expects it to lower future operating costs without significant impact on revenues.

d.

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

e.

On August 24, 2023, the Company entered into an inducement offer letter agreement (the “Inducement Letter”) with a certain holder (the “Holder”) of certain of the Company’s existing warrants to purchase up to (i) 1,963,994 shares of the Company’s common stock issued on January 12, 2023 at an exercise price of $2.805 per share (the “January 2023 Warrants”), (ii) 6,864 shares of the Company’s common stock issued on January 17, 2020 at an exercise price of $94.00 per share (the “January 2020 Warrants”), and (ii) 47,153 shares of the Company’s common stock issued on October 28, 2021 at an exercise price of $31.50 per share, having terms ranging from 28 months to five and one-half years (the “October 2021 Warrants” and together with the January 2023 Warrants and the January 2020 Warrants, the “Existing Warrants).

Pursuant to the Inducement Letter, the Holder agreed to exercise for cash its Existing Warrants to purchase an aggregate of 2,018,012 shares of the Company’s common stock at a reduced exercise price of $2.09 per share in consideration of the Company’s agreement to issue new common stock purchase warrants (the “New Warrants”), to purchase up to an aggregate of 5,367,912 shares of the Company’s common stock (the “New Warrant Shares”), at an exercise price of $2.09 per share. The Company received aggregate gross proceeds of approximately $4.2 million from the exercise of the Existing Warrants by the Holder, before deducting placement agent fees and other offering expenses payable by the Company. The net proceeds are approximately $3.6 million.

As of September 30, 2023, the Company issued to the holder 543,012 shares and 1,475,000 in abeyance.

Note 9 – Subsequent events

a.	In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets- see note 1(c).

b.

On November 3, 2023, the Company was notified, by the Nasdaq Listing Qualifications that the Company is not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2), or the Rule, for continued listing on The Nasdaq Capital Market. The Notification Letter provides that the Company has 180 calendar days, or until May 1, 2024, to regain compliance with the Rule. To regain compliance, the bid price of our common stock must have a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. In the event we do not regain compliance by July 5, 2022, the Company may then be eligible for additional 180 days if the Company meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and will need to provide written notice of the Company’s intention to cure the deficiency during the second compliance period. If the Company does not qualify for the second compliance period or fails to regain compliance during the second compliance period, then Nasdaq will notify the Company of its determination to delist the Company common stock, at which point the Company will have an opportunity to appeal the delisting determination to a Hearings Panel.

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

References to “U.S. dollars” and “$” are to currency of the United States of America, and references to “NIS” are to New Israeli Shekels. Unless otherwise indicated, U.S. dollar translations of NIS amounts presented in this Quarterly Report on Form 10-Q for three months ended on September 30, 2023 are translated using the rate of NIS 3.824 to $1.00.

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

Warrant Repricing

On August 24, 2023, we entered into an inducement offer letter agreement, or the Inducement Letter, with a certain holder, or the Holder, of certain of our existing warrants to purchase up to (i) 1,963,994 shares of our common stock issued on January 12, 2023 at an exercise price of $2.805 per share, or the January 2023 Warrants, (ii) 6,864 shares of our common stock issued on January 17, 2020 at an exercise price of $94.00 per share, or the January 2020 Warrants, and (ii) 47,153 shares of our common stock issued on October 28, 2021 at an exercise price of $31.50 per share, having terms ranging from 28 months to five and one-half years, or the October 2021 Warrants and together with the January 2023 Warrants and the January 2020 Warrants, the Existing Warrants.

Pursuant to the Inducement Letter, the Holder agreed to exercise for cash its Existing Warrants to purchase an aggregate of 2,018,012 shares of our common stock at a reduced exercise price of $2.09 per share in consideration of our agreement to issue new common stock purchase warrants, or the New Warrants, as described below, to purchase up to an aggregate of 5,367,912 shares of our common stock, or the New Warrant Shares, at an exercise price of $2.09 per share. We received aggregate gross proceeds of approximately $4.2 million from the exercise of the Existing Warrants by the Holder, before deducting placement agent fees and other offering expenses payable by us. The closing of the transaction contemplated by the Inducement Letter closed on August 28, 2023.

We also engaged Wainwright, or the Placement Agent, to act as our exclusive placement agent in connection with the transactions contemplated by the Inducement Letter. We also issued to the Placement Agent warrants, or the Placement Agent Warrants, to purchase up to 141,261 shares of our common stock (representing 7.0% of the Existing Warrants that were exercised), which will have the same terms as the New Warrants except the Placement Agent Warrants will have an exercise price equal to $2.6125 per share (125% of the reduced exercise price of the Existing Warrants). Similar to the New Warrants, the Placement Agent Warrants will be immediately exercisable on or after the Stockholder Approval Date (as defined in the New Warrants). The issuance of the New Warrant Shares is subject to stockholder approval under applicable rules and regulations of The Nasdaq Capital Market, or the Stockholder Approval. The Stockholder Approval has been included as an agenda item at our upcoming annual meeting of stockholders to be held on December 27, 2023, or the 2023 Annual Meeting, and is further described in our preliminary proxy statement with respect to the 2023 Annual Meeting as filed with the U.S. Securities and Exchange Commission on November 14 2023. If the event that the Stockholder Approval is not approved by our stockholders at the 2023 Annual Meeting, we have agreed to call a meeting every 90 days thereafter to seek Stockholder Approval until the earlier of the date on which Stockholder Approval is obtained or the Inducement Warrants are no longer outstanding. Upon any exercise for cash of any New Warrants, we have agreed to issue the Placement Agent warrants representing 7.0% of the shares of common stock underlying such New Warrants.

Hamas-Israel War

In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on the Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. These attacks resulted in thousands of deaths and injuries, and Hamas additionally kidnapped many Israeli civilians and soldiers. Following the attack, Israel’s security cabinet declared war against Hamas and commenced a military campaign against Hamas and other terrorist organizations in parallel to their continued rocket and terror attacks. We cannot currently predict the intensity or duration of Israel’s war against Hamas, nor can we predict how this war will ultimately affect our business and operations or Israel’s economy in general.

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

Results of Operations

The table below provides our results of operations for the periods indicated.

	Three months ended September 30		Nine months ended September 30
	2023	2022	2023	2022
	(dollars in thousands)		(dollars in thousands)
Revenues	$2,156	$726	$4,166	$1,931
Cost of revenues	(780)	(877)	(2,698)	(1,607)
Gross profit (loss)	1,376	(151)	1,468	324
Research and development expenses	(242)	(350)	(811)	(1,152)
Sales and marketing	(952)	(672)	(2,598)	(2,526)
General and administrative	(1,287)	(802)	(3,210)	(2,378)
Operating loss	(1,105)	(1,975)	(5,151)	(5,732)
Financial income (expenses), net	22	(51)	(78)	(198)
Equity accounted losses	(9)	-	(48)	-
Tax income	(40)	-	200	-
Net loss	$(1,132)	$(2,026)	$(5,077)	$(5,930)

Nine and Three Months Ended September 30, 2023 Compared to Nine and Three Months Ended September 30, 2022

Revenues

Our revenues for the nine months ended September 30, 2023 amounted to $4,166,000 compared to $1,931,000 for the nine months ended September 30, 2022.

Our revenues for the three months ended September 30, 2023 amounted to $2,156,000 compared to $726,000 for the three months ended September 30, 2022. The increase in the nine months ended September 30, 2023 from the corresponding period is primarily attributable to (i) revenue generated from Orgad that was consolidated for the full nine months in 2023 as opposed to just eight months in the corresponding period in 2022, and (ii) revenue generated from Naiz Fit that was acquired in October 2022. The increase in the three months ended September 30, 2023 from the corresponding period is primarily attributable to an increase in Orgad sales and revenue generated from Naiz Fit.

Cost Of Revenues

Our cost of revenues expenses for the nine months ended September 30, 2023 amounted to $2,698,000 compared to $1,607,000 for the nine months ended September 30, 2022. The increase in comparison with the corresponding period was mainly due to an inventory mark-down of $643,000 due to the fire that occurred in Orgad’s warehouse during January 2023 and an increase in revenues as described above.

Our cost of revenues expenses for the three months ended September 30, 2023 amounted to $780,000 compared to $877,000 for the three months ended September 30, 2022. The increase in comparison with the corresponding period was mainly due an increase in revenues as described above.

Research and Development Expenses

Our research and development expenses for the nine months ended September 30, 2023 amounted to $811,000 compared to $1,152,000 for the nine months ended September 30, 2022. The decrease from the corresponding period was mainly due to a decrease in salaries expenses due to reduced headcount and a decrease in subcontractor expenses.

Our research and development expenses for the three months ended September 30, 2023 amounted to $242,000 compared to $350,000 for the three months ended September 30, 2022. The decrease from the corresponding period was mainly due to a decrease in salaries expenses due to reduced headcount and a decrease in subcontractor expenses.

Sales and Marketing Expenses

Our sales and marketing expenses for the nine months ended September 30, 2023 amounted to $2,598,000 compared to $2,526,000 for the nine months ended September 30, 2022. The increase primarily resulted from an increase in Amazon fees due to the increase in sales offset by a decrease in salary expenses due to reduced headcount, consultant expenses, travel and marketing expenses.

Our sales and marketing expenses for the three months ended September 30, 2023 amounted to $952,000 compared to $672,000 for the three months ended September 30, 2022. The increase primarily resulted from an increase in Amazon fees due to the increase in sales offset by a decrease in salary expenses due to reduced headcount, consultant expenses, travel and marketing expenses.

General and Administrative Expenses

Our general and administrative expenses for the nine months ended September 30, 2023 amounted to $3,210,000 compared to $2,378,000 for the nine months ended September 30, 2022. The increase compared to the corresponding period was mainly due to an increase in employee salaries mainly due to the Orgad and Naiz acquisitions and an increase in professional expenses.

Our general and administrative expenses for the three months ended September 30, 2023 amounted to $1,287,000 compared to $802,000 for the three months ended September 30, 2022. The increase compared to the corresponding period was mainly due to an increase in employee salaries mainly due to the Orgad and Naiz acquisitions and an increase in professional expenses.

Operating Loss

As a result of the foregoing, for the nine months ended September 30, 2023, our operating loss was $5,151,000, a decrease of $581,000 or 10.1%, compared to our operating loss for the nine months ended September 30, 2022 of $5,732,000.

As a result of the foregoing, for the three months ended September 30, 2023, our operating loss was $1,105,000 a decrease of $870,000 or 44%, compared to our operating loss for the three months ended September 30, 2022 of $1,975,000.

Financial Income (Expenses), Net

Our financial expenses, net for the nine months ended September 30, 2023, amounted to $78,000 compared to financial expense of $198,000 for the nine months ended September 30, 2022. The increase compared to the corresponding period was mainly due to an increase in financial expenses exchange rate differences.

Our financial income, net for the three months ended September 30, 2023, amounted to $22,000 as opposed to financial expense of $51,000 for the three months ended September 30, 2022. The increase compared to the corresponding period was mainly due to an increase in financial expenses exchange rate differences.

Net Loss

As a result of the foregoing, our net loss for the nine months ended September 30, 2023, was $5,077,000, compared to net loss of $5,930,000 for the nine months ended September 30, 2022.

As a result of the foregoing, our net loss for the three months ended September 30, 2023 was $1,132,000, compared to net loss of $2,026,000 for the three months ended September 30, 2022. The decrease in net loss was mainly due to the reasons mentioned above.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through public and private offerings of debt and equity in the State of Israel and in the U.S.

As of September 30, 2023, we had cash, cash equivalents, and restricted cash of $3,767,000 compared to $2,363,000 of cash, cash equivalents and restricted cash as of December 31, 2022. This increase primarily resulted from the public and private offerings that we completed in January 2023 and the offering that was completed in August 2023 offset by our operating activities, the acquisition of Orgad and Naiz Fit, and resources that were deployed to grow both businesses.

Cash used in operating activities amounted to $4,910,000 for the nine months ended September 30, 2023, compared to $5,858,000 for the nine months ended September 30, 2022. The decrease in cash used in operating activity is derived mainly from a decrease in trade payables, account receivables and a decrease in the net loss offset by an increase in inventory and the net loss.

There was no net cash used in investing activities compared to cash used in investing activities of $327,000 for the nine months ended September 30, 2022.

Net cash provided by financing activities was $6,230,000 for the nine months ended September 30, 2023, as opposed to net cash used in financing activities of $39,000 for the nine months ended September 30, 2022. The cash flow from financing activities for the nine months ended September 30, 2023, resulted from the public and private offerings that occurred in January and August 2023.

We expect that we will continue to generate losses and negative cash flows from operations for the foreseeable future. Based on the projected cash flows and cash balances as of September 30, 2023, we believe our existing cash will not be sufficient to fund operations for a period of more than 12 months. As a result, there is substantial doubt about our ability to continue as a going concern. We will need to raise additional capital, which may not be available on reasonable terms or at all. Additional capital would be used to accomplish the following:

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2023 were effective.

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

North Empire LLC

On August 7, 2018, we commenced an action against North Empire LLC, or North Empire, in the Supreme Court of the State of New York, County of New York for breach of a Securities Purchase Agreement or Agreement in which we are seeking damages in an amount to be determined at trial, but in no event less than $616,000. On August 2, 2018, North Empire filed a Summons with Notice against us, also in the same Court, in which they allege damages in an amount of $11.4 million arising from an alleged breach of the Agreement. On September 6, 2018, North Empire filed a Notice of Discontinuance of the action it had filed on August 2, 2018. On September 27, 2018, North Empire filed an answer and asserted counterclaims in the action commenced by us against them, alleging that we failed to deliver stock certificates to North Empire causing damage to North Empire in the amount of $10,958,589. North Empire also filed a third-party complaint against our CEO and now former Chairman of the Board asserting similar claims against them in their individual capacities. On October 17, 2018, we filed a reply to North Empire’s counterclaims. On November 15, 2018, our CEO and now former Chairman of the Board filed a motion to dismiss North Empire’s third-party complaint. On January 6, 2020, the Court granted the motion and dismissed the third-party complaint. Discovery has been completed and both parties have filed motions for summary judgment in connection with the claims and counterclaims. On December 30, 2021, the Court denied both My Size and North Empire’s motions for summary judgment, arguing there were factual issues to be determined at trial. On January 26, 2022, the Company filed a notice of appeal of the summary judgment decision. On February 3, 2022, the Company filed a motion to reargue the Court’s decision denying the Company’s motion for summary judgment. On or about September 12, 2022, the Court issued its Decision and Order denying the Company’s motion to reargue. North Empire filed its opposing brief on December 7, 2022. Both sides were given an opportunity to file a reply brief. We filed our reply brief on January 4, 2023 and North Empire filed its reply brief on January 13, 2023. Oral argument was held before the Appellate Court on February 7, 2023. On or about February 28, 2023, the Appellate Court filed its Decision and Order, which affirmed the lower court’s decisions regarding both My Size and North Empire’s motions for summary judgment and sent the case back to the Supreme Court. On or about March 13, 2023, the Supreme Court referred the case to its Alternative Dispute Program and ordered the cases to mediate. The mediation was held on July 26, 2023 and various settlement options were explored but the mediation did not lead to settlement. We intend to vigorously defend any claims made by North Empire. We believe it is more likely than not that the counterclaims will be denied.

Item 1A. Risk Factors.

Except as set forth below in this Item 1A and the Risk Factors included in our previous filings made with the SEC, there have been no material changes to our risk factors from those disclosed in “Part I. Item 1A. Risk Factors” in the Form 10-K filed with the SEC on April 14, 2023.

Security, political and economic instability in the Middle East may harm our business.

Our executive office is located in Tel Aviv, Israel. In addition, certain of our key employees, officers and directors are residents of Israel. Accordingly, political, economic and military conditions in the Middle East may affect our business directly. Since the establishment of the State of Israel in 1948, a number of armed conflicts have occurred between Israel and its neighboring countries and terrorist organizations active in the region, including Hamas (an Islamist militia and political group in the Gaza Strip) and Hezbollah (an Islamist militia and political group in Lebanon).

In particular, in October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on the Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. These attacks resulted in thousands of deaths and injuries, and Hamas additionally kidnapped many Israeli civilians and soldiers. Following the attack, Israel’s security cabinet declared war against Hamas and commenced a military campaign against Hamas and these terrorist organizations in parallel continued rocket and terror attacks.

We cannot currently predict the intensity or duration of Israel’s war against Hamas, nor can we predict how this war will ultimately affect our business and operations or Israel’s economy in general.

Additionally, political uprisings, social unrest and violence in various countries in the Middle East, including Israel’s neighbor Syria, have affected the political stability of those countries. This instability may lead to deterioration of the political relationships that exist between Israel and certain countries and have raised concerns regarding security in the region and the potential for armed conflict. In addition, Iran has threatened to attack Israel. Iran is also believed to have a strong influence among the Syrian government, Hamas and Hezbollah. These situations may potentially escalate in the future into more violent events which may affect Israel and us. These situations, including conflicts which involved missile strikes against civilian targets in various parts of Israel have in the past negatively affected business conditions in Israel.

Any hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could have a material adverse effect on our business. The political and security situation in Israel may result in parties with whom we have contracts claiming that they are not obligated to perform their commitments under those agreements pursuant to force majeure provisions. These or other Israeli political or economic factors could harm our operations and product development. Any hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could adversely affect our operations and could make it more difficult for us to raise capital. We could experience disruptions if acts associated with such conflicts result in any serious damage to our facilities. Furthermore, several countries, as well as certain companies and organizations, continue to restrict business with Israel and Israeli companies, which could have an adverse effect on our business and financial condition. Our business interruption insurance may not adequately compensate us for losses, if at all, that may occur as a result of an event associated with a security situation in the Middle East, and any losses or damages incurred by us could have a material adverse effect on our business.

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

On November 3, 2023, we were notified, or the Notification Letter, by the Nasdaq Listing Qualifications that we are not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2), or the Rule, for continued listing on The Nasdaq Capital Market. The Notification Letter provides that the Company has 180 calendar days, or until May 1, 2024, to regain compliance with the Rule. To regain compliance, the bid price of our common stock must have a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. In the event we do not regain compliance by July 5, 2022, we may then be eligible for additional 180 days if we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and will need to provide written notice of our intention to cure the deficiency during the second compliance period. If we do not qualify for the second compliance period or fail to regain compliance during the second compliance period, then Nasdaq will notify us of its determination to delist our common stock, at which point we will have an opportunity to appeal the delisting determination to a Hearings Panel.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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

My Size, Inc.

Date: November 14, 2023	By:	/s/ Ronen Luzon
Ronen Luzon
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Or Kles
Or Kles
Chief Financial Officer (Principal Financial and Accounting Officer)

