Form 10-K
period 2023-12-31
My Size, Inc.
filed 2024-04-01
CIK 1211805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive- based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2,360,756.

Number of shares of common stock outstanding as of March 10, 2024 was 5,091,668.

Documents Incorporated by Reference: None.

PART I

In this Annual Report on Form 10-K, unless the context requires otherwise, the terms “we,” “our,” “us,” or “the Company” refer to MySize, Inc., a Delaware corporation, and its subsidiaries, including MySize Israel 2014 Ltd. My Size LLC, Orgad International Marketing Ltd., or Orgad, and Naiz Bespoke Technologies, S.L, or Naiz Fit, taken as a whole.

References to “U.S. dollars” and “$” are to currency of the United States of America, and references to “NIS” are to New Israeli Shekels. Unless otherwise indicated, U.S. dollar translations of NIS amounts presented in this Annual Report on Form 10-K for the year ended on December 31, 2023 are translated using the rate of NIS 3.6270 to $1.00.

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

Any forward-looking statements are qualified in their entirety by reference to the risk factors discussed throughout this Annual Report on Form 10-K. Some of the risks, uncertainties and assumptions that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include but are not limited to:

●	our history of losses and needs for additional capital to fund our operations and our inability to obtain additional capital on acceptable terms, or at all;

●	risks related to our ability to continue as a going concern;

●	the new and unproven nature of the measurement technology markets;

●	our ability to achieve customer adoption of our products;

●	our ability to realize the benefits of our acquisitions of Orgad and Naiz;

●	our dependence on assets we purchased from a related party;

●	our ability to enhance our brand and increase market awareness;

●	our ability to introduce new products and continually enhance our product offerings;

●	the success of our strategic relationships with third parties;

●	information technology system failures or breaches of our network security;

●	competition from competitors;

●	our reliance on key members of our management team;

●	current or future litigation;

●	current or future unfavorable economic and market conditions and adverse developments with respect to financial institutions and associated liquidity risk; and

●	security, political and economic instability in the Middle East that could harm our business, including due to the current war between Israel and Hamas.

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

We are currently focused on driving the commercialization of the Naiz Fit technology which, enables shoppers to generate highly accurate measurements of their body to find the accurate fitting apparel by using our Naiz Fit Widget, a simple questionnaire which uses a database collected over the years and allows buyers to know what size to pick when buying online, reducing returns and increasing conversion rates of sellers.

Naiz Fit syncs the user’s measurement data to a sizing model generated with our proprietary Garment Modelling technology for each item sold on the ecommerce, and only presents items for purchase that match their measurements to ensure a correct fit.

We are positioning ourselves as a consolidator of sizing solutions and new digital experience due to new developments for the fashion industry needs. Our other product offerings include First Look Smart Mirror for physical stores and Smart Catalog to empower brand design teams, which are designed to increase end consumer satisfaction, contributing to a sustainable world and reduce operation costs. We also recently launched True Feedback, a Go-To-market solution that extracts data from our Naiz Community mystery shoppers to fine-tune the customer experience offered to fashion buyers, both online and offline.

Recent Developments

August 2023 Warrant Repricing

On August 24, 2023, we entered into an inducement offer letter agreement, or the Inducement Letter, with a certain holder, or the Holder, of certain of our then-existing warrants to purchase up to (i) 1,963,994 shares of our common stock issued on January 12, 2023 at an exercise price of $2.805 per share, or the January 2023 Warrants, (ii) 6,864 shares of our common stock issued on January 17, 2020 at an exercise price of $94.00 per share, or the January 2020 Warrants, and (iii) 47,153 shares of our common stock issued on October 28, 2021 at an exercise price of $31.50 per share, having terms ranging from 28 months to five and one-half years, or the October 2021 Warrants, and together with the January 2023 Warrants and the January 2020 Warrants, the Exercised Warrants).

Pursuant to the Inducement Letter, the Holder agreed to exercise for cash the Exercised Warrants to purchase an aggregate of 2,018,012 shares of our common stock at a reduced exercise price of $2.09 per share in consideration of our agreement to issue new common stock purchase warrants, or the New Warrants, to purchase up to an aggregate of 5,367,912 shares of our common stock, at an exercise price of $2.09 per share. The New Warrants became immediately exercisable upon the approval of our stockholders at our annual general meeting of stockholders in December 2023, or the Stockholder Approval Date, until either the five and one-half years with respect to 2,755,800 New Warrants and twenty-eight months with respect to 2,612,112 New Warrants, from the Stockholder Approval Date.

The aggregate gross proceeds from the exercised of the Exercised Warrants was approximately $4.2 million, before deducting placement agent fees and other offering expenses payable by us.

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

Nasdaq Minimum Bid Price Deficiency

On November 3, 2023, we were notified, or the Notification Letter, by the Nasdaq Listing Qualifications that we are not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2), or the Rule, for continued listing on The Nasdaq Capital Market.

The Notification Letter provides that the Company has 180 calendar days, or until May 1, 2024, to regain compliance with the Rule. To regain compliance, the bid price of our common stock must have a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. In the event we do not regain compliance by May 1, 2024, we may then be eligible for additional 180 days if we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and will need to provide written notice of its intention to cure the deficiency during the second compliance period. If we do not qualify for the second compliance period or fail to regain compliance during the second compliance period, then Nasdaq will notify us of its determination to delist our common stock, at which point we will have an opportunity to appeal the delisting determination to a Hearings Panel.

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

Our Solution

Our cloud-based software platform provides highly accurate sizing and measurement with broad applications including the online fashion/apparel industry, logistics and courier services and home DIY. Currently, we are mainly focusing on the e-commerce fashion/apparel industry. This proprietary technology is driven by several patented algorithms which are able to calculate and record measurements in a variety of novel ways. Although specific functionality varies by product, we believe that our core solutions address the need for highly accurate measurements in a variety of consumer friendly, every day uses. On top of this anthropometric technologies, understanding the complexity of the fashion industry, we have also developed our own garment modelling technologies based on both products specifications and physical garment try-ons, guaranteeing the scalability of our solution while maximizing accuracy and adaptability of our technology for each retailer and e-tailer.

We have developed a complete Platform that includes several solutions or products inside it, such as, Naiz Fit Size Form for the ecommerce team, Smart catalogue for the product & design team,True Feedback for the Go-to-Market and Marketing teams and First Look Smart Mirror plus bring Your own Device for the Retail teams.

●	Size Form Enables shoppers to generate highly accurate measurements of their body to find proper fitting clothes and accessories, through the use of a simple questionnaire integrated on our retailers ecommerce. Size Form syncs the user’s measurement data to a sizing model we create for each SKU and presents the right size and fit for the customer. MySizeID is available for license by retailers and accessible by consumers through a web page. Currently used by more than 100 international brands.

4

●	First Look Smart Mirror and Bring Your Own Device. Enables the size recommendations but inside the brick and mortar stores, allowing customers to filter the whole physical store by their size and fit. Both as part of a Magic Mirror experience or embedded into the buyer’s smartphone, our technologies also allow to generate “goes with” and “similar items” recommendations to increase up-sell and cross-sell while boosting brand loyalty by creating ultra-personalized shopping experiences.

●	Smart Catalogue. Helping Product & Design team build the next collections based on actionable data and not just their intuition. Our AI acts as an assistant to these teams by analyzing the data generated by the rest our solutions suite, from sizes recommended to purchases and returns, including the qualitative feedback generated by our Naiz Community mystery shoppers. Smart Catalogue is able to suggest the launch of new sizes, detect new product niches and makes sure brands adapt their assortment to their customer base.

●

True Feedback Allows Marketing and Go To Market teams to use our Naiz Community testers to not only try on their garments and report fitting information to our technology, but also perform tasks defined by the retailer’s teams to unlock key insights from their shopping and brand experiences.

The following are some select key features of our solutions:

●	Integration Capability. We design our solutions to be flexible and configurable, allowing our clients to match their use of our algorithms and software with their specific business processes and workflows. Our platform has been organically developed from a common code base, data structure and user interface, providing a consistent user experience with powerful features that are easily adaptable to our clients’ needs. The Naiz Fit Platform can be integrated in less than 6 weeks;

●	Intuitive user experience. Our intuitive, easy-to-use interface is based on current technology, multiple focus groups and automatically adapts to users’ devices, including mobile platforms, thereby significantly increasing accessibility of our solutions;

●	Big Data Generation. While we supply to the user the information he/she requires, we gather certain vital information such as body measurement and package volume which can be used anonymously to help the retailer acquire predictive size information on stocking, operations and consumers that may be in between sizes. All the information is being gathered and stored on our servers where it can be used by retailers;

●	Non-Invasive. In taking measurements using our solution, the smartphone camera is not utilized; instead, the measurements are captured by scanning the smartphone over the consumer’s body or package, thus ensuring greater privacy.

Our Growth Strategy

We aim to drive revenue primarily through penetration of the U.S., Europe and Latin American markets through a business to business (B2B) model in the verticals we are targeting. We are pursuing the following growth strategies:

●	Sign Additional Commercial Agreements with U.S. Retailers. While we are already giving service in the U.S. through our international customers selling there, we are in various stages of discussions with U.S. Tier 1 retailers for the deployment of our size recommendation and measurement technology with a view to entering into additional commercial agreements with the rest of the Naiz Platform solutions.

●	Pursue a Two-Pronged Commercialization Strategy. We are seeking to accelerate adoption of our solutions both through direct agreements with e-commerce websites, we also opened our Partners Program to add a new sales channel. While we seek to directly enter into partnerships with companies selling their own apparel, we also started working with key partners for the fashion industry such as Global-e, Scalapay, Bcome, BigBlue, Analytical Ways, Retail Rocket, Shippy Pro or Connectif. Furthermore, with the release of our FirstLook Smart Mirror, which we are offering to brick and mortar stores to digitize the physical stores, Naiz Fit is now available for online retailers utilizing the Magento, SalesForce, WooCoomerce, Shopify, Lightspeed, PrestaShop, Bitrix and Wix platforms and to brick and mortar stores through GK Software POS solution.

●	Ongoing Investment in our Technology Platform. We continue to invest in building new software capabilities and extending our platform to bring the power of accurate measurement to a broader range of applications. In particular, we seek not only to deliver size recommendations but to provide a robust, end-to-end,artificial intelligence, or AI-driven platform that inspires consumer confidence and drives revenue growth by providing a superior consumer journey to both online and the brick and mortar stores.

●	Grow our database. As the usage of our measurement apps increases, our database of information including user behavior and body measurements generates valuable statistics. Such data can be used in the big data market for targeted advertising and for blind consumer data mining.

●	Identify and acquire synergistic businesses. In order to reduce our time to market and obtain complementary technologies, we are seeking to acquire technologies and businesses that are synergistic to our product offering. We completed an acquisition of Orgad which operates an omnichannel e-commerce platform and Naiz which provides SaaS technology solutions that solve size and fit issues for fashion companies.

Market Opportunity

The global e-commerce market is expected to total $8.8 trillion in 2024, and the industry is expected to grow significantly in the coming years with no signs of slowing down. Market specialists expect a compound annual growth rate of 15.80% from 2024 to 2029: according to data from Mordor Intelligence, the market is expected to reach $18.81 trillion by 2029. In addition, it is expected that by 2024, 21.2% of total retail sales will happen online. While many sectors have found ways to increase revenue through e-commerce, e-commerce is still plagued by issues that cut into profits and negatively impact the bottom line, such as customer returns, low consumer conversion, and associated restocking and shipping costs.

Fashion/Apparel

Since the onset of the COVID-19 pandemic, an immense shift to digital was recorded, with 85.9% growth vs. pre-pandemic, according to Mastercard, and over 2 billion people worldwide who shop online, according to data from Oberlo. In November 2023, online shoppers broke records with $12.4 billion in spending on Cyber Monday, driving 9.6% year-over-year growth and making the day the biggest online shopping day of all time, according to Adobe Analytics.

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

Naiz Fit

Naiz Fit has a unique value proposition, based on a robust subscription B2B SaaS model, by being the only size and fit solution in the market giving brands an all in-one solution to address not only the ecommerce sizing challenge, but having a solution for each phase in the garment value chain.

Figure 1: Screenshot of the Solution Suite of Naiz Fit Platform

In 2023, we released the Naiz Fit Platform, moving from being a product to a platform with the ability to address many more challenges that fashion companies are facing throughout their whole value chain, increasing the potential contract value of each lead.

Figure 2: Diagra showing the data flow and technologies operating all over the value chain of any fashion retailer

Orgad

Overview

Orgad is a technology-enabled consumer products company that uses machine learning and data analytics to develop, market and sell products in e-commerce retailing in the global markets. Orgad has been operating as a third-party seller on www.amazon.com since 2016. To date, Orgad has generated practically all of its revenue as a third-party seller on www.amazon.com and only a negligible amount of revenue from operations on other channels. We manage more than 5,000 stock-keeping units (“SKUs”). Product categories include footwear, apparels, and accessories. Our primary strategy is to bring most of our vendors product selections to the customers. We have advanced software that assists us in identifying product gaps so we can keep such products in stock year-round including the entirety of the last quarter (holiday season) of the calendar year.

Business Model

There are three main types of business models on Amazon: wholesale, private label and retail arbitrage. Our business model is wholesale, also known as reselling, which refers to buying products in bulk directly from the brand or manufacturer at a wholesale price and making a profit by selling the product on Amazon. We sell merchandise on Amazon and the sales are fulfilled by Amazon. We pay Amazon fees for allowing us to sell on their platform.

The advantages of selling via a wholesale model:

●	Purchase lower unit quantities with wholesale orders than private label products.
●	Selling wholesale is less time intensive and easier to scale than sourcing products via retail arbitrage.
●	More brands will want to work with us because we can provide broader Amazon presence.

The challenges of selling via a wholesale model:

●	Fierce competition on listing for Buy Box on amazon.com (as described below).
●	Developing and maintaining relationships with brand manufacturers.

Market Description/Opportunities

According to Statista, total retail sales increased 23% to $7.24 trillion in 2023 from $5.57 trillion in 20201. U.S. ecommerce sales increased 18% to $960.15 billion in 2021 from $811.56 billion in 2020.

Amazon accounted for nearly 40% of all e-commerce in the United States and that makes Amazon the biggest ecommerce giant currently in the market.

Among more than 2.5 million active third-party sellers on Amazon in 20233, we believe we have several competitive advantages:

●	We have strong operations and sales teams experienced in listing, shipment, advertising, reconciliation and sales. By delivering high quality results and enhancing procedures through the process, our teams are competitive.
●	We believe our software system gives us an advantage over our competition. The system is highly customized to our business model; it collects and processes large amounts of data every day to optimize our operation and sales. Through advanced software, we can identify products that we can lead in various categories.
●	We are focused on three main categories which makes us more competitive in front of our suppliers and logistics.

Research and Development

Our research and development team are responsible for the research, algorithm, design, development, and testing of all aspects of our measurement platform technology. We invest in these efforts to continuously improve, innovate, and add new features to our solutions.

We incurred research and development expenses of approximately $1.0 million in 2023 and $1.7 million in 2022, relating to the development of its applications and technologies. The decrease from the corresponding period primarily resulted from to a decrease in salaries expenses due to reduced headcount and a decrease in subcontractor expenses.

In 2023, the R&D department experienced significant success in their efforts to improve the performance of their size recommendation system. Through a combination of optimized algorithms and the incorporation of cutting-edge technologies, the team was able to achieve a threefold increase in the system’s speed. This breakthrough not only makes the system one of the fastest and most accurate on the market, but also reduced the operation costs, making it more cost-effective for businesses to use. Additionally, the solution is now highly scalable, allowing it to easily adapt to the needs of businesses of any size. The R&D team is now focused on further improving the system and exploring new applications for the technology.

Proprietary Rights

We rely on a combination of patent, copyright, trademark and trade secret laws in the United States and other jurisdictions, as well as contractual protections, to protect our proprietary technology.

As of December 31, 2023, we owned 16 issued patents: six in Europe, four in the U.S., three in Japan two in Canada and one in Israel which expire between January 20, 2033 and August 18, 2036, and we have two additional patent applications in process. As of such date, we do not have any registered trademarks.

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

The principal competitive factors in our market include the following:

●	High Accuracy Size Recommendations: the highest accuracy and the lowest margin of error by combining patented technology including AI and ML, size chart or spec data, and Naiz Fit property body data measurement and garment modelling technologies;

●	Integration

○	Fast 4-6 week integration including size chart review, product try-ons and sizing mapping

○	Easy 1 line of “all included” script implementation for your ecommerce and a regular product feed is all we need to launch Naiz Platform

●	Technical Advantages

○	Very small library that weighs ±50kb (minimum widget loading time on product page)

○	Ultra-Fast loading and size recommendation presenting

○	Restful API option (API integration with any website or app)

●	Optimizations

○	Adjustments of size charts based on performance through try-on tests, purchase and returns analysis

○	Widget usage analysis by Brands Specialists and BI teams

○	Automatic pairing of sizing models with products/collections for an SKU-based size recommendation for each individual customer

●	User Experience

○	Easy to use interface (10-15 seconds to receive size recommendations)

○	Option to add/deduct questions to/from widget wizards

○	Users automatically receive size recommendations on all products after initial usage

●	Product and platform features, architecture, reliability, privacy and security, performance, effectiveness, and supported environments;

●	Product extensibility and ability to integrate with other technology infrastructures;

●	Digital operations expertise;

●	Ease of use of products and platform capabilities included in Naiz Platform;

●	Total cost of ownership;

●	Adherence to industry standards and certifications;

●	Strength of sales and marketing efforts internally led and guaranteeing efficiency on acquisition costs;

●	Brand awareness and reputation boosted by our comprehensive platform focused on fashion; and

●	Focus on customer success with dedicated team

We believe we generally compete favorably with our competitors on the basis of these factors. We expect competition to increase as other established and emerging companies enter our markets, as customer requirements evolve, and as new products and technologies are introduced. We expect this to be particularly true as size recommendation for online fashion is a big challenge for the whole industry, making it attractive for new companies to join this space.

Many of our competitors have substantially greater financial, technical, and other resources, greater name recognition, larger sales and marketing budgets, broader distribution, and larger and more mature intellectual property portfolios.

Human Capital Management

As of March 9, 2024, we had a total of 25 employees, of which 22 were full-time employees, including 11 in sales and marketing, 4 in technology and development and 10 in administration and finance.

None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relationship with our employees to be good. Our future success depends on our continuing ability to attract and retain highly qualified engineers, sales and marketing, account management, and senior management personnel.

We also believe we have built a strong sales team focused on expanding into new markets through the acquisition of Naiz Fit and our current team.

We believe that our future success will depend, in part, on our continued ability to attract, hire and retain qualified personnel. In particular, we depend on the skills, experience and performance of our senior management and research personnel. We compete for qualified personnel with other hi-tech companies, as well as universities and non-profit research institutions.

We provide competitive compensation and benefits programs to help meet the needs of our employees. In addition to salaries, these programs (which vary by country/region and employment classification) include incentive compensation plan, pension, and insurance benefits, paid time off, among others. We also use targeted equity-based grants with vesting conditions to facilitate retention of personnel, particularly for our key employees.

The success of our business is fundamentally connected to the well-being of our people. Accordingly, we implemented an hybrid work policy in which the employees can work from home twice a week.

We consider our employees to be a key factor to our success and we are focused on attracting and retaining the best employees at all levels of our business. Inclusion and diversity is a strategic, business priority. We employ people based on relevant qualifications, demonstrated skills, performance and other job-related factors. We do not tolerate unlawful discrimination related to employment, and strive to ensure that employment decisions related to recruitment, selection, evaluation, compensation, and development, among others, are not influenced by race, color, religion, gender, age, ethnic origin, nationality, sexual orientation, marital status, or disability. Continuous monitoring to ensure pay equity has been a focus in 2023. We have continued to improve gender balance in 2023 with a focus on increasing the representation of women hired as new college graduates. We are committed to creating a trusting environment where all ideas are welcomed and employees feel comfortable and empowered to draw on their unique experiences and backgrounds.

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

In February 2022, we completed the acquisition of Orgad and in October 2022, we completed the acquisition of Naiz Fit.

In September 2005, we commenced trading on the Tel Aviv Stock Exchange, or TASE. Between 2007 and 2012 we reported as a public company with the SEC. In August 2012, we suspended our reporting obligations. In mid-2015 we resumed reporting as a public company. On July 25, 2016, our common stock began publicly trading on the Nasdaq Capital Market, or Nasdaq, under the symbol “MYSZ”.

On December 27, 2023 our shareholders approved a voluntary delisting of our common stock from trading on the TASE. On January 11, 2024, the TASE issued a notice confirming our request to delist our common stock from the TASE, noting that the last day of trading of our common stock on the TASE will be with the last day of trading on March 27, 2024 and that the delisting our common stock is expected to take effect on March 31, 2024. All of the shares of our common stock on the TASE are expected to be transferred to the Nasdaq where they will continue to be traded.

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

Summary Risk Factors

The principal factors and uncertainties that make investing in our ordinary shares risky, include, among others:

Risks Related to Our Financial Position and Capital Requirements

●	We have historically incurred significant losses and there can be no assurance when, or if, we will achieve or maintain profitability.

●	It is difficult to forecast our future performance, which may cause our financial results to fluctuate unpredictably.

●	We will need to raise additional capital to meet our business requirements in the future, which is likely to be challenging, could be highly dilutive and may cause the market price of our common stock to decline.

●	The report of our independent registered public accounting firm contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

Risks Related to Our Company and Our Business

●	The market for our measurement technology is new and unproven, may experience limited growth and is highly dependent on U.S. retailers and online third-party resellers adopting our flagship product, MySizeID.

●	Failure to effectively develop and expand our sales and marketing capabilities could harm our ability to grow our business and achieve broader market acceptance of our products.

●	We expect our sales cycle to be long and unpredictable and require considerable time and expense before executing a customer agreement, which may make it difficult to project when, if at all, we will obtain new customers and when we will generate revenue from those customers.

●	We acquired Orgad and Naiz and may in the future engage in additional acquisitions, joint ventures or collaborations which may increase our capital requirements, dilute our shareholders, cause us to incur debt or assume contingent liabilities, and subject us to other risks. We may not realize the benefits of these acquisitions, joint ventures or collaborations.

●	If we are not able to enhance our brand and increase market awareness of our company and products, then our business, results of operations and financial condition may be adversely affected.

●	If we do not develop enhancements to our products and introduce new products that achieve market acceptance, our business, results of operations and financial condition could be adversely affected.

●	The mobile technology industry is subject to rapid technological change and, to compete, we must continually enhance our mobile device applications and custom development services.

●	Our growth depends, in part, on the success of our strategic relationships with third parties.

●	Changes in economic conditions could materially affect our business, financial condition and results of operations.

●	We rely upon third parties to provide distribution for our applications, and disruption in these services could harm our business.

●	We rely on third-party hosting and cloud computing providers to operate certain aspects of our business. Any failure, disruption or significant interruption in our network or hosting and cloud services could adversely impact our operations and harm our business.

●	Real or perceived errors, failures, or bugs in our products could adversely affect our operating results and growth prospects.

●	We could be harmed by improper disclosure or loss of sensitive or confidential company, employee, or customer data, including personal data.

●	A material breach in security relating to our information systems and regulation related to such breaches could adversely affect us.

●	Our products and our business are subject to a variety of U.S. and international laws and regulations, including those regarding privacy, data protection and information security, and our customers may be subject to regulations related to the handling and transfer of certain types of sensitive and confidential information. Any failure of our products to comply with or enable our customers to comply with applicable laws and regulations would harm our business, results of operations and financial condition.

●	We may not be able to adequately protect our intellectual property, which, in turn, could harm the value of our brands and adversely affect our business.

●	We may face intense competition and expect competition to increase in the future, which could limit us in developing a customer base and generating revenue.

●	Our business operations and future development could be significantly disrupted if we lose key members of our management team.

●	If we are able to expand our operations, we may be unable to successfully manage our future growth.

Risks Related to Our Operations in Israel

●	Our headquarters and most of our operations are located in Israel, and therefore, political, economic and military conditions in Israel may affect our operations and results.

Risks Related to Our Common Stock

●	A more active, liquid trading market for our common stock may not develop, and the price of our common stock may fluctuate significantly.

●	Our business, operating results and growth rates may be adversely affected by current or future unfavorable economic and market conditions and adverse developments with respect to financial institutions and associated liquidity risk;

●	Sales by our stockholders of a substantial number of shares of our common stock in the public market could adversely affect the market price of our common stock.

●	Our securities are traded on more than one market which may result in price variations.

●	We are a former “shell company” and as such are subject to certain limitations not generally applicable to other public companies.

Risks Related to Our Financial Position and Capital Requirements

We have historically incurred significant losses and there can be no assurance when, or if, we will achieve or maintain profitability.

We realized a net loss of approximately $6.4 million and $8.3 million for the years ended December 31, 2023 and 2022 and had an accumulated deficit of $60 million as of December 31, 2023. Because of the numerous risks and uncertainties associated with the development and commercialization of our products and business, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Expected future operating losses will have an adverse effect on our cash resources, shareholders’ equity and working capital. Our failure to become and remain profitable could depress the value of our stock and impair our ability to raise capital, expand our business, maintain our development efforts, or continue our operations. A decline in our value could also cause you to lose all or part of your investment in us.

It is difficult to forecast our future performance, which may cause our financial results to fluctuate unpredictably.

We have been developing measurement technology since 2014. Since then, our operating history has been primarily limited to research and development, pilot studies, raising capital, and more recently acquisitions and sales and marketing efforts. Because we do not yet have an established commercial operating history, and because the market for our products may rapidly evolve, it is hard for us to predict our future performance. Therefore, it may be difficult to evaluate our business and prospects. We have not yet demonstrated an ability to profitably commercialize our products. Consequently, any predictions about our future performance may not be accurate, and you may not be able to fully assess our ability to complete development and/or commercialize our products, and any future products.

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

We have incurred significant losses and negative cash flows from operations and have an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Our audited consolidated financial statements for the year ended December 31, 2023 were prepared under the assumption that we would continue our operations as a going concern. Our independent registered public accounting firm has included a “going concern” explanatory paragraph in its report on our financial statements for the year ended December 31, 2023. If we are unable to improve our liquidity position, by, among other things, raising capital through public or private offerings or reducing our expenses, we may exhaust our cash resources and will be unable to continue our operations. If we cannot continue as a viable entity, our shareholders would likely lose most or all of their investment in us.

Risks Related to Our Company and Our Business

The market for our measurement technology is new and unproven, may experience limited growth.

The market for our measurement technology is relatively new and unproven and is subject to a number of risks and uncertainties. We believe that our future success will depend in large part on market adoption of Naiz Fit and online third-party resellers. In order to grow our business, we intend to focus on educating retailers and resellers and other potential customers about the benefits of our measurement technology, expanding the functionality of our products and bringing new products to market to increase market acceptance and use of our technology. Our ability to develop and expand the market that our products address depends upon a number of factors, including the cost savings, performance and perceived value associated with such products. The market for our products could fail to develop or there could be a reduction in interest or demand for our products as a result of a lack of consumer acceptance, technological challenges, competing products and services, weakening economic conditions and other causes. We may never successfully commercialize our products and if our products fail to achieve market acceptance, this would have a material adverse effect on our business, results of operations and financial condition.

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

We acquired Orgad and Naiz and may in the future engage in additional acquisitions, joint ventures or collaborations which may increase our capital requirements, dilute our shareholders, cause us to incur debt or assume contingent liabilities, and subject us to other risks. We may not realize the benefits of these acquisitions, joint ventures or collaborations.

In order to reduce time to market and obtain complementary technologies, we are seeking to acquire technologies and businesses that are synergistic to our product offering. For example, during 2022, we acquired Orgad, which operates an omnichannel e-commerce platform, and Naiz Fit, which provides SaaS technology solutions that solve size and fit issues for fashion ecommerce companies. We evaluate from time to time various acquisitions and collaborations, including licensing or acquiring technologies, intellectual property rights, or businesses. The process for acquiring a company may take from several months up to a year and costs can vary greatly. We may also compete with others to acquire companies, and such competition may result in decreased availability of, or an increase in price for, suitable acquisition candidates. In addition, we may not be able to consummate acquisitions or investments that we have identified as crucial to the implementation of our strategy for other commercial or economic reasons. As a result, it may be more difficult for us to identify suitable acquisition or investment targets or to consummate acquisitions or investments on acceptable terms or at all. If we are not able to execute on any acquisition, we may not be able to achieve a future growth strategy and may lose market share.

In addition, the acquisition of Orgad, Naiz Fit and any potential future acquisition, joint venture or collaboration may entail numerous potential risks, including:

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

We believe that enhancing the “Naiz Fit” brand identity and increasing market awareness of our company and products, is critical to achieving widespread acceptance of our products. Our ability to successfully develop new retailers may be adversely affected by a lack of awareness or acceptance of our brand. To the extent that we are unable to foster name recognition and affinity for our brand, our growth may be significantly delayed or impaired. The successful promotion of our brand will depend largely on our continued marketing efforts, market adoption of our products, and our ability to successfully differentiate our products from competing products and services. Our brand promotion may not be successful or result in revenue generation. Any incident that erodes consumer affinity for our brand could significantly reduce our brand value and damage our business. If consumers perceive or experience a reduction in quality, or in any way believe we fail to deliver a consistently positive experience, our brand value could suffer and our business may be adversely affected.

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

We currently utilize, and plan on continuing to utilize over the current fiscal year, third-party networking providers and distribution through companies including, but not limited to, Magento, SalesForce, WooCoomerce, Shopify, Lightspeed, PrestaShop, Bitrix and Wix to distribute our technologies. If disruptions or capacity constraints occur, we may have no means of replacing these services, on a timely basis or at all. This could cause a material adverse condition for our operations and financial earnings.

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

Our ability to implement our business plan successfully depends in part on our ability to build brand recognition using our trademarks, service marks and other proprietary intellectual property, including our names and logos. We currently have no registered trademarks. While we plan to register a number of our trademarks; however, no assurance can be given that our trademark applications will be approved. As of December 31, 2023, we own 16 issued patents: six in Europe, four in the U.S., three in Japan, two in Canada and one in Israel which expire between January 20, 2033 and August 18, 2036, and we have two additional patent applications in process. As of such date, we do not have any registered trademarks., No assurance can be given that our patent applications which are in process will be approved. If our patent applications are not approved, our ability to expand or develop our business may be negatively affected.

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

We face significant competition in every aspect of our business. Our competitors include True Fit, Virtusize, EasyMeasure, AR MeasureKit, Smart Measure andFit Analytics and 3DLook. These companies may already have an established market in our industry. Most of these companies have significantly greater financial and other resources than us and have been developing their products and services longer than we have been developing ours.

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

If we do not adapt to or comply with new regulations, including the SEC’s recently adopted rules that would require companies to provide expanded climate-related disclosures in their periodic reporting, which may require us to incur significant additional costs to comply and impose increased oversight obligations on our management and board of directors, or fail to meet evolving investor, industry or stakeholder expectations and concerns regarding ESG issues, investors may reconsider their capital investment in our company, we may become subject to penalties, and customers and consumers may choose to stop purchasing our products, if approved for commercialization, which could have a material adverse effect on our reputation, business or financial condition.

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

In addition, increases in inflation raise our costs for commodities, labor, materials and services and other costs required to grow and operate our business, and failure to secure these on reasonable terms may adversely impact our financial condition. Additionally, increases in inflation, along with the uncertainties surrounding a resurgence of COVID-19, geopolitical developments and global supply chain disruptions, have caused, and may in the future cause, global economic uncertainty and uncertainty about the interest rate environment, which may make it more difficult, costly or dilutive for us to secure additional financing. A failure to adequately respond to these risks could have a material adverse impact on our financial condition, results of operations or cash flows.

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

Our business may be adversely affected by the impact of any resurgence of the COVID-19 pandemic.

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

Risks Related to Our Operations In Israel

Our headquarters and some of our operations are located in Israel, and therefore, political, economic and military conditions in Israel may affect our operations and results.

Our headquarters and some of our operations are located in central Israel and our key employees, officers and directors are residents of Israel. Accordingly, political, economic and military conditions in Israel and the surrounding region may directly affect our business and operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors. Any hostilities involving Israel or the interruption or curtailment of trade within Israel or between Israel and its trading partners could adversely affect our operations and results of operations and could make it more difficult for us to raise capital.

In particular, in October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on the Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. These attacks resulted in thousands of deaths and injuries, and Hamas additionally kidnapped many Israeli civilians and soldiers. Following the attack, Israel’s security cabinet declared war against Hamas and commenced a military campaign against Hamas and these terrorist organizations in parallel continued rocket and terror attacks. As a result of the events of October 7, 2023, the Israeli government declared that the country was at war and the Israeli military began to call-up reservists for active duty. None of our full-time or part-time employees in Israel were called up for reserve service. Military service call ups that result in absences of personnel from us for an extended period of time may materially and adversely affect our business, prospects, financial condition and results of operations.

Since the war broke out on October 7, 2023, our operations have not been adversely affected by this situation, and we have not experienced disruptions to our business operations. In particular, most of our operations are in Spain. However, the intensity and duration of Israel’s current war against Hamas is difficult to predict at this stage, as are such war’s economic implications on our business and operations and on Israel’s economy in general. If the war extends for a long period of time or expands to other fronts, such as Lebanon, Syria and the West Bank, our operations may be adversely affected.

In addition, since the commencement of these events, there have been continued hostilities along Israel’s northern border with Lebanon (with the Hezbollah terror organization) and southern border (with the Houthi movement in Yemen). It is possible that hostilities with Hezbollah in Lebanon will escalate, and that other terrorist organizations, including Palestinian military organizations in the West Bank as well as other hostile countries, such as Iran, will join the hostilities. Such clashes may escalate in the future into a greater regional conflict. In addition, Iran has threatened to attack Israel and is widely believed to be developing nuclear weapons. Iran is also believed to have a strong influence among extremist groups in the region, such as Hamas in Gaza, Hezbollah in Lebanon, the Houthi movement in Yemen and various rebel militia groups in Syria. These situations may potentially escalate in the future to more violent events which may affect Israel and us. Any armed conflicts, terrorist activities or political instability in the region could adversely affect business conditions, could harm our results of operations and could make it more difficult for us to raise capital. Parties with whom we do business may decline to travel to Israel during periods of heightened unrest or tension, forcing us to make alternative arrangements when necessary in order to meet our business partners face to face. In addition, the political and security situation in Israel may result in parties with whom we have agreements involving performance in Israel claiming that they are not obligated to perform their commitments under those agreements pursuant to force majeure provisions in such agreements. Further, in the past, the State of Israel and Israeli companies have been subjected to economic boycotts. Several countries still restrict business with the State of Israel and with Israeli companies. These restrictive laws and policies may have an adverse impact on our operating results, financial condition or the expansion of our business. Any hostilities involving Israel or the interruption or curtailment of trade between Israel and its trading partners could adversely affect our operations and results of operations. In recent years, the hostilities involved missile strikes against civilian targets in various parts of Israel, including areas in which our employees and some of our consultants are located, and negatively affected business conditions in Israel.

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

The continued political instability and hostilities between Israel and its neighbors and any future armed conflict, terrorist activity or political instability in the region could adversely affect our operations in Israel and adversely affect the market price of our shares of common stock. In addition, several organizations and countries may restrict doing business with Israel and Israeli companies have been and are today subjected to economic boycotts. The interruption or curtailment of trade between Israel and its present trading partners could adversely affect our business, financial condition and results of operations.

Finally, political conditions within Israel may affect our operations. Israel has held five general elections between 2019 and 2022, and prior to October 2023, the Israeli government pursued extensive changes to Israel’s judicial system, which sparked extensive political debate and unrest. To date, these initiatives have been substantially put on hold. Actual or perceived political instability in Israel or any negative changes in the political environment, may individually or in the aggregate adversely affect the Israeli economy and, in turn, our business, financial condition, results of operations and growth prospects.

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

Our international operations expose us to the following risks which may have a material adverse effect on our business and operating results:

●	devaluations and fluctuations in currency exchange rates including fluctuations between the U.S. dollar and the NIS and the Russian Ruble;

●	costs of compliance with local laws, including labor laws and intellectual property laws;

●	compliance with domestic and foreign government policies;

●	changes in trade regulations and procedures affecting approval, production, pricing, marketing, reimbursement for and access to, our products;

●	compliance with applicable foreign anti-corruption laws, anti-trust/competition laws, anti-Boycott Israel law and anti-money laundering laws; and

●	economic and geopolitical developments and conditions, including ongoing instability in global economies and financial markets, international hostilities, acts of terrorism and governmental reactions, inflation, outbreaks of contagious disease (e.g., the COVID-19 pandemic) and military and political alliances.

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

Although our common stock is listed on the Nasdaq Capital Market, it has only been traded on the Nasdaq Capital Market since July 25, 2016. There has been relatively limited trading volume in the market for our common stock, and a more active, liquid public trading market may not develop or may not be sustained. Limited liquidity in the trading market for our common stock may adversely affect a stockholder’s ability to sell its shares of common stock at the time it wishes to sell them or at a price that it considers acceptable. If a more active, liquid public trading market does not develop, we may be limited in our ability to raise capital by selling shares of common stock and our ability to acquire other companies or assets by using shares of our common stock as consideration. In addition, if there is a thin trading market or “float” for our stock, the market price for our common stock may fluctuate significantly more than the stock market as a whole. Without a large float, our common stock would be less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile and it would be harder for you to liquidate any investment in our common stock. Furthermore, the stock market is subject to significant price and volume fluctuations, and the price of our common stock could fluctuate widely in response to several factors, including:

●	our quarterly or annual operating results;

●	changes in our earnings estimates;

●	investment recommendations by securities analysts following our business or our industry;

●	additions or departures of key personnel;

●	changes in the business, earnings estimates or market perceptions of our competitors;

●	our failure to achieve operating results consistent with securities analysts’ projections;

●	changes in industry, general market or economic conditions;

●	announcements of legislative or regulatory changes; and

●	natural disasters (including for example, the fire in the Orgad warehouse in January 2023) and political and economic instability, including wars, terrorism, political unrest, results of certain elections and votes, emergence of a pandemic, or other widespread health emergencies (or concerns over the possibility of such an emergency, including for example, the recent resurgence of the COVID-19 pandemic), boycotts, adoption or expansion of government trade restrictions, and other business restrictions.

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

Our Certificate of Incorporation currently authorizes 250,000,000 shares of common stock, of which 5,091,668 are currently outstanding as of March 10, 2024 and our board of directors is authorized to issue additional shares of our common stock. Although our board of directors intends to utilize its reasonable business judgment to fulfil its fiduciary obligations to our then existing stockholders in connection with any future issuance of our capital stock, the future issuance of additional shares of our capital stock could cause immediate, and potentially substantial, dilution to our existing stockholders, which could also have a material effect on the market value of the shares. Further, other than certain participation rights that we have granted in a past offering, our shares do not have preemptive rights, which means we can sell shares of our capital stock to other persons without offering purchasers in this offering the right to purchase their proportionate share of such offered shares. Therefore, any additional sales of stock by us could dilute your ownership interest in our Company.

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

The Notification Letter provides that the Company has 180 calendar days, or until May 1, 2024, to regain compliance with the Rule. To regain compliance, the bid price of our common stock must have a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. In the event we do not regain compliance by May 1, 2024, we may then be eligible for additional 180 days if we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and will need to provide written notice of its intention to cure the deficiency during the second compliance period. If we do not qualify for the second compliance period or fail to regain compliance during the second compliance period, then Nasdaq will notify us of its determination to delist our common stock, at which point we will have an opportunity to appeal the delisting determination to a Hearings Panel.

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

As of March 9, 2024, we had outstanding warrants to acquire 6,044,294 shares of our common stock and stock options to purchase 257,144 shares of our common stock, which warrants and options are exercisable for prices ranging between $0.48 and $42.25. The expiration of the term of such options and warrants range from 0.50 years to 4.98 years. If a significant number of such warrants and stock options are exercised by the holders, the percentage of our common stock owned by our existing stockholders will be diluted.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We have developed and maintain a cybersecurity risk management program, consisting of cybersecurity policies, procedures, compliance and awareness programs to mitigate risk and to ensure compliance with security, availability and confidentiality trust principles. The cybersecurity process has been integrated into our overall risk management system and process, and is solely internally managed. Management is responsible for identifying risks that threaten achievement of the control activities stated in the management’s description of the services organizations systems. Management has implemented a process for identifying relevant risks that could affect the organization’s ability to provide secure and reliable service to its users. The risk assessment occurs annually, or as business needs change, and covers identification of risks that could act against the company’s objectives as well as specific risks related to a compromise to the security of data. See “Item 1A. — Risk Factors — Risks Related to Our Company and Business — A material breach in security relating to our information systems and regulation related to such breaches could adversely affect us.”

The oversight of cybersecurity threats is undertaken by our Chief Financial Officer. Our audit committee is responsible for cybersecurity oversight and monitoring risk. Management informs the audit committee of such risk by committee meetings.

As of the date of this report, we are not aware of any material risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition.

ITEM 2. PROPERTIES

We currently lease 1,660 square feet of office space at 4 HaYarden Street, Airport City, Israel. The lease term is for 36 months beginning on August 20, 2019 and ending on August 20, 2022, with an option to extend for an additional 36 months. Monthly rent payments, including utilities, amount to approximately $14,000 per month. We extended the lease period until August 20, 2025. On January 8, 2024, we provided a notice of six month termination to the lessor that the lease will end on July 8, 2024.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

North Empire LLC

On August 7, 2018, we commenced an action against North Empire LLC, or North Empire, in the Supreme Court of the State of New York, County of New York for breach of a Securities Purchase Agreement or Agreement in which we are seeking damages in an amount to be determined at trial, but in no event less than $616,000. On August 2, 2018, North Empire filed a Summons with Notice against us, also in the same Court, in which they allege damages in an amount of $11.4 million arising from an alleged breach of the Agreement. On September 6, 2018, North Empire filed a Notice of Discontinuance of the action it had filed on August 2, 2018. On September 27, 2018, North Empire filed an answer and asserted counterclaims in the action commenced by us against them, alleging that we failed to deliver stock certificates to North Empire causing damage to North Empire in the amount of $10,958,589. North Empire also filed a third-party complaint against our CEO and now former Chairman of the Board asserting similar claims against them in their individual capacities. On October 17, 2018, we filed a reply to North Empire’s counterclaims. On November 15, 2018, our CEO and now former Chairman of the Board filed a motion to dismiss North Empire’s third-party complaint. On January 6, 2020, the Court granted the motion and dismissed the third-party complaint. Discovery has been completed and both parties have filed motions for summary judgment in connection with the claims and counterclaims. On December 30, 2021, the Court denied both My Size and North Empire’s motions for summary judgment, arguing there were factual issues to be determined at trial. On January 26, 2022, the Company filed a notice of appeal of the summary judgment decision. On February 3, 2022, the Company filed a motion to reargue the Court’s decision denying the Company’s motion for summary judgment. On or about September 12, 2022, the Court issued its Decision and Order denying the Company’s motion to reargue. North Empire filed its opposing brief on December 7, 2022. Both sides were given an opportunity to file a reply brief. We filed our reply brief on January 4, 2023 and North Empire filed its reply brief on January 13, 2023. Oral argument was held before the Appellate Court on February 7, 2023. On or about February 28, 2023, the Appellate Court filed its Decision and Order, which affirmed the lower court’s decisions regarding both My Size and North Empire’s motions for summary judgment and sent the case back to the Supreme Court. On or about March 13, 2023, the Supreme Court referred the case to its Alternative Dispute Program and ordered the cases to mediate. The mediation was held on July 26, 2023 and various settlement options were explored but the mediation did not lead to settlement. On December 21, 2023, a conference with the Court was held and the parties were given dates for various pre-trial filings. The next pre-trial conference is scheduled to be held on May 31, 2024, at which point the Court will schedule the matter for trial on the ultimate claims. We intend to vigorously defend any claims made by North Empire. We believe it is more likely than not that the counterclaims will be denied.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our stock currently is listed on the Nasdaq under the symbol “MYSZ”. Our stock has been traded on the Nasdaq since July 25, 2016.

On December 27, 2023 our shareholders approved a voluntary delisting of our common stock from trading on the TASE. On January 11, 2024, the TASE issued a notice confirming our request to delist our common stock from the TASE with the last day of trading on March 27, 2024. All of the shares of our common stock on the TASE are expected to be transferred to the Nasdaq where they will continue to be traded.

Holders

As of March 9, 2024, we had 68 shareholders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

We are currently focused on driving the commercialization of the Naiz Fit technology which enables shoppers to generate highly accurate measurements of their body to find the accurate fitting apparel by using our Naiz Fit Widget, a simple questionnaire which uses a database collected over the years and allows buyers to know what size to pick when buying online, reducing returns and increasing conversion rates of sellers.

Naiz Fit syncs the user’s measurement data to a sizing model generated with our proprietary Garment Modelling technology for each item sold on the ecommerce, and only presents items for purchase that match their measurements to ensure a correct fit.

We are positioning ourselves as a consolidator of sizing solutions and new digital experience due to new developments for the fashion industry needs. Our other product offerings include First Look Smart Mirror for physical stores and Smart Catalog to empower brand design teams, which are designed to increase end consumer satisfaction, contributing to a sustainable world and reduce operation costs. We also recently launched True Feedback, a Go-To-market solution that extracts data from our Naiz Community mystery shoppers to fine-tune the customer experience offered to fashion buyers, both online and offline.

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

The Orgad Sellers are the sole title and beneficial owners of 100% of the shares of Orgad. In consideration of the shares of Orgad, the Orgad Sellers are entitled to receive (i) up to $1,000,000 in cash, or the Orgad Cash Consideration, (ii) an aggregate of 111,682 shares, or the Orgad Equity Consideration, of our common stock, and (iii) earn-out payments of 10% of the operating profit of Orgad for the years 2022 and 2023. The transaction closed on the same day. In February 2024, we paid the remaining $700,000 of the Orgad Cash Consideration to the Orgad Sellers, net of a settlement amount of $275,000.

The Orgad Cash Consideration is payable to the Orgad Sellers in three installments, according to the following payment schedule: (i) $300,000, which we paid upon closing, (ii) $350,000 payable on the two-year anniversary of the closing, and (iii) $350,000 payable on the three-year anniversary of the closing, provided that in the case of the second and third installments certain revenue targets are met and subject further to certain downward post-closing adjustment.

The Orgad Equity Consideration is payable to the Orgad Sellers according to the following payment schedule: (i) 55,801 shares were issued at closing, and (ii) 55,801 shares will be issued in eight equal quarterly installments until the lapse of two years from closing, subject to certain downward post-closing adjustment.

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

Operations in Russia

In addition to our Israel operations, we historically had operations in Russia through our wholly owned subsidiary, My Size LLC. To date, mainly due to the invasion of Ukraine by Russia and the ongoing sanctions we ceased most of our efforts in Russia and expect to dissolve the subsidiary in the near future.

Results of Operations

The table below provides our results of operations for the periods indicated.

	Year ended December 31
	2023	2022
	(dollars in thousands)
Revenues	6,996	4,459
Cost of revenues	(4,265)	(3,825)
Gross profit	2,731	634
Research and development expenses	$(974)	$(1,701)
Sales and marketing	(3,856)	(3,143)
General and administrative	(3,971)	(3,900)
Impairment of goodwill	(671)	-
Operating loss	(6,741)	(8,110)
Financial income (expenses), net	99	(236)
Equity accounted losses	(71)	-
Income tax benefit	333	36
Net loss	$(6,380)	$(8,310)

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Revenues

Our revenues for the year ended December 31, 2023 amounted to $6,996,000 compared to $4,459,000 for year ended December 31, 2022. The increase from the corresponding period is primarily attributable to an increase in Orgad sales and revenue generated from Naiz Fit that was acquired in October 2022 and therefore were consolidated for three months as opposed to twelve months in 2023.

Cost Of Revenues

Our cost of revenues expenses for the year ended December 31, 2023 amounted to $4,265,000 compared to $3,825,000 for the year ended December 31, 2022. The cost of revenues includes cash and equity liabilities expenses in the amount of $21,000 and an inventory mark-down of $643,000 due to the fire that occurred in Orgad’s warehouse during January 2023. The increase in comparison with the corresponding period was due to the inventory mark down and increase in sales.

Research and Development Expenses

Our research and development expenses for the year ended December 31, 2023 amounted to $974,000, a decrease of $727,000, or approximately 42.7%, compared to $1,701,000 for the year ended December 31, 2022. The decrease from the corresponding period primarily resulted from a decrease in salaries expenses due to reduced headcount and a decrease in subcontractor expenses.

Sales and Marketing Expenses

Our sales and marketing expenses for the year ended December 31, 2023 amounted to $3,856,000 an increase of $713,000, or 22.7%, compared to $3,143,000 for the year ended December 31, 2022. The increase primarily resulted from an increase in Amazon fees due to the increase in sales offset by a decrease in salary expenses due to reduced headcount, consultant expenses, travel and marketing expenses.

General and Administrative Expenses

Our general and administrative expenses for the year ended December 31, 2023 amounted to $3,971,000, an increase of $71,000, or 1.8%, compared to $3,900,000 for the year ended December 31, 2022. The increase compared to the corresponding period was mainly due to an increase in professional expenses which includes increase in audit and legal expenses and investor relations, offset by a decrease in cash and equity liabilities expenses attributed to Orgad and Naiz Fit acquisitions.

Impairment of goodwill

Our goodwill impairment charge of $671,000 recorded in Impairment of goodwill for year ended December 31, 2023. No impairment was recorded for the year ended December 31, 2022.

Operating Loss

As a result of the foregoing, for the year ended December 31, 2023, our operating loss was $6,741,000, a decrease of $1,369,000 or 16.9%, compared to our operating loss for the year ended December 31, 2022 of $8,110,000.

Financial Income, Net

Our financial income, net for the year ended December 31, 2023 amounted to $99,000 compared to financial expenses of, $236,000 for the year ended December 31, 2022. In 2023, we had financial expenses exchange rate differences offset by an income from fair value revaluation of investment in marketable securities whereas in 2022 we had financial income from the fair value revaluation of warrants offset by expenses from exchange rate differences and expenses from fair value revaluation of investment in marketable securities.

Net Loss

As a result of the foregoing, our net loss for the year ended December 31, 2023 was $6,380,000 compared to net loss of $8,310,000 for the year ended December 31, 2022. The decrease in net loss was mainly due to the reasons mentioned above.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through public and private offerings of debt and equity in Israel and in the U.S.

As of December 31, 2023, we had cash, cash equivalents and restricted cash of $2,264,000 compared to $2,363,000 cash, cash equivalents, restricted cash as of December 31, 2022. In January 2023, we completed a registered direct and concurrent private placement offering resulting in gross proceeds of approximately $3 million. In August 2023, we completed a warrant repricing transaction resulting in gross proceeds of approximately $4.2 million. This decrease primarily resulted from operating activities, the acquisition of Orgad and Naiz Fit, and resources that were deployed to grow of both businesses.

Net cash used in operating activities was $6,106,000 for the year ended December 31, 2023 compared to $7,290,000 for the year ended December 31, 2022. The decrease in cash used in operating activity is derived mainly from the decrease in the net loss offset by the change in inventory and change in account receivable.

Net cash flow from investing activities was $7,000 for the year ended December 31, 2023 compared to net cash provided by investing activities of $993,000 for the year ended December 31, 2022. The net cash used in investing activities for the year ended December 31, 2022 was mainly from Acquisition of a subsidiary and establishing the JVa joint venture in Brazil, which has subsequently been terminated.

Net cash provided by financing activities was $6,134,000 for the year ended December 31, 2023 as opposed to negative cash flow of $67,000 for the year ended December 31, 2022. The cash flow provided by financing activities for the year ended December 31, 2023 was mainly due to the public and private offerings that occurred in January and August 2023.

We expect that we will continue to generate losses and negative cash flows from operations for the foreseeable future. Based on the projected cash flows and cash balances as of December 31, 2023, we believe our existing cash will not be sufficient to fund operations for a period of more than 12 months. As a result, there is substantial doubt about our ability to continue as a going concern. We will need to raise additional capital, which may not be available on reasonable terms or at all. Additional capital would be used to accomplish the following:

●	finance our current operating expenses;

●	pursue growth opportunities;

●	hire and retain qualified management and key employees;

●	respond to competitive pressures;

●	comply with regulatory requirements; and

●	maintain compliance with applicable laws.

Current conditions in the capital markets are such that traditional sources of capital may not be available to us when needed or may be available only on unfavorable terms. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions, the Russian invasion of Ukraine, the current war between Israel and Hamas, the impact of the recent resurgence of the COVID-19 pandemic and a number of other factors, many of which are outside our control, and on our financial performance. Accordingly, we cannot assure you that we will be able to successfully raise additional capital at all or on terms that are acceptable to us. If we cannot raise additional capital when needed, it may have a material adverse effect on our business, results of operations and financial condition.

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

Goodwill impairment assessment

We determine the fair value of our reporting units using the income approach. According to the income, we use discounted cash flows to estimate the fair value. Cash flow projections require us to make significant estimates of revenue growth rates and operating margins, taking into consideration the industry’s and market’s conditions. The discount rate used is based on the weighted average cost of capital (“WACC”), adjusted for the relevant risk associated with business-specific characteristics.

Examples of critical estimates in valuing certain of the intangible assets we have acquired or may acquire in the future include but are not limited to the discount rate, the terminal growth rate and the revenue growth rate.

Based on our analysis, we determined that the carrying value of our SaaS Solutions reporting unit exceeded its fair value and an impairment charge of $671 thousand was recorded.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MY SIZE, INC. AND ITS SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2023

U.S. DOLLARS IN THOUSANDS

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

My Size, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of My Size, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of comprehensive loss, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1d to the consolidated financial statements, the Company has incurred significant losses and negative cash flows from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1d. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments.

The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill impairment assessment

As discussed in Notes 2j and 7 to the consolidated financial statements, the Company examines on an annual basis whether there is an impairment of goodwill, or between annual tests in certain circumstances. The Company performed its annual quantitative impairment test of goodwill at the reporting unit level using the income approach. Based on this analysis, the Company determined that the carrying value of its SaaS Solutions reporting unit exceeded its fair value and an impairment charge of $671 thousand was recorded.

We identified the evaluation of the goodwill impairment assessment for the SaaS Solutions reporting unit as a critical audit matter. A high degree of subjective auditor judgment was required to evaluate the assumptions used to estimate the fair value of the Company’s SaaS Solutions reporting unit. Specifically, the following assumptions had limited observable inputs (i) forecasted reporting unit cost of sales and operating expenses (ii) revenue growth rates, and (iii) discount rate. The fair value determined was sensitive to changes in these key assumptions. Additionally, specialized skills and knowledge were needed to evaluate the discount rate.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls related to the Company’s goodwill impairment evaluation process. We performed sensitivity analyses to assess the impact of reasonably possible changes to the forecasted cost of sales and operating expenses, revenue growth rates, and discount rate assumptions on the Company’s determination of the reporting unit’s fair value. We evaluated the Company’s revenue growth rates by comparing the growth projections to industry reports. We compared the Company’s historical forecasted revenue, cost of sales, and operating expenses to historical actual results to assess the Company’s ability to accurately forecast cash flows. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the Company’s discount rate by assessing the Company’s inputs to the discount rate as compared to publicly available data for comparable entities.

/s/ Somekh Chaikin
Somekh Chaikin

Member Firm of KPMG International
We have served as the Company’s auditor since 2017.
Tel Aviv, Israel
April 1, 2024

MY SIZE, INC. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share data)

		December 31,
	Note	2023	2022

Assets

Current assets
Cash and cash equivalents	3	2,187	2,100
Restricted cash		77	263
Sort term deposit		22	-
Inventory		2,879	997
Account receivables		615	1,940
Other receivables and prepaid expenses	4	847	758

Total current assets		6,627	6,058

Long term deposits		7	28
Property and equipment, net	5	121	140
Operating right-of-use asset	6	351	583
Intangible assets	7	1,097	1,377
Goodwill	7	758	1,395
Investment in JV	8	24	99
Investment in marketable securities	11	6	47
		2,364	3,669

Total assets		8,991	9,727

Liabilities and shareholders’ equity

Current liabilities
Operating lease liability	6	158	159
Bank overdraft and short-term loans	9	158	155
Trade payables		2,154	2,487
Liabilities to Related parties	10	605	698
Other payables		803	680

Total current liabilities		3,878	4,179

Long-term loans	9	249	376
Deferred tax liabilities		-	328
Operating lease liability	6	129	308
Total non-current liabilities		378	1,012
CONTINGENCIES AND COMMITMENTS	15

Total Liabilities		4,256	5,191

Shareholders’ equity	13
Stock capital -
Common stock of $0.001 par value - Authorized: 250,000,000 shares as of December 31,2023 and 2022; Issued and outstanding: 3,621,792 and 1,464,117 as of December 31,2023 and 2022, respectively		4	1
Additional paid-in capital		65,383	58,673
Accumulated other comprehensive loss		(771)	(637)
Accumulated deficit		(59,881)	(53,501)

Total shareholders’ equity		4,735	4,536
Total liabilities and shareholders’ equity		8,991	9,727

The accompanying notes are an integral part of the consolidated financial statements.

MY SIZE, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands (except share data and per share data)

		Year ended December 31,
	Note	2023	2022

Revenues		6,996	4,459
Cost of revenues		(4,265)	(3,825)
Gross profit		2,731	634

Operating expenses
Research and development		(974)	(1,701)
Sales and marketing	18	(3,856)	(3,143)
General and administrative	19	(3,971)	(3,900)
Impairment of goodwill	7	(671)	-

Total operating expenses		(9,472)	(8,744)

Operating loss		(6,741)	(8,110)

Financial income (expense), net	20	99	(236)
Equity loss of equity method investees		(71)	-

Loss before income taxes		(6,713)	(8,346)

Income tax benefit	12	333	36
Net loss for the year		(6,380)	(8,310)

Other comprehensive income (loss):

Foreign currency translation differences		(134)	(231)

Total comprehensive loss		(6,514)	(8,541)

Basic and diluted loss per share		(2.50)	(7.47)

Basic and diluted weighted average number of shares outstanding		2,550,779	1,111,913

The accompanying notes are an integral part of the consolidated financial statements.

MY SIZE, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

U.S. dollars in thousands (except share data)

	Common stock			Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number	Amount		capital	loss	Deficit	equity

Balance as of December 31, 2021	959,300	1		56,453	(406)	(45,191)	10,857
Stock-based compensation related to options and restricted shares granted to employees and consultants	176,000	(*	)	455	-	-	455
Issuance of shares in Business Combination (*) (**)	295,802	(*	)	1,446	-	-	1,446
Issuance of shares post Business Combination (*) (**)	20,924	(*	)	319	-	-	319
Effect of reverse stock split (Note 10 (b)	12,091	(*	)	-	-	-	-
Total comprehensive income (loss)	-	-		-	(231)	(8,310)	(8,541)
Balance as of December 31, 2022	1,464,117	1		58,673	(637)	(53,501)	4,536
Stock-based compensation related to options and restricted shares granted to employees and consultants	(8,000)	-		453	-	-	453
Issuance of shares, net of issuance cost of $959 (***)	432,000	1		6,257	-	-	6,258
Issuance of Exercise of warrants and prefunded warrants	1,733,675	2		-	-	-	2
Total comprehensive income (loss)	-	-		-	(134)	(6,380)	(6,514)

Balance as of December 31, 2023	3,621,792	4		65,383	(771)	(59,881)	4,735

(*)	Represents an amount of less than $1.
(**)	See note 16
(***)	See note 13

The accompanying notes are an integral part of the consolidated financial statements.

MY SIZE, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year ended December 31,
	2023	2022
Cash flows from operating activities:

Net loss	(6,380)	(8,310)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	27	38
Change in operating lease right-of-use asset	137	135
Amortization of intangible assets	302	155
foreign exchange differences	(99)	(23)
Change in liabilities to related parties	(93)	635
Interest on long term liabilities	57	10
Interest paid	(23)	(10)
Revaluation of investment in marketable securities	41	62
Deferred tax benefits	(328)	(36)
Change in Investment in JV	71	-
Stock based compensation	453	774
Change in inventory	(1,839)	(219)
Impairment of goodwill	671	-
Change in account receivables	1,200	(1,863)
Changes in operating lease liabilities	(115)	(142)
Change in other receivables and prepaid expenses	(84)	184
Change in trade payables	(306)	1,315
Change in other payables	202	5

Net cash used in operating activities	(6,106)	(7,290)

Cash flows from investing activities:

Acquisition of a subsidiary, net of cash acquired	-	(767)
investing in other receivable	-	(100)
Investment in equity accounted investee	-	(99)
Purchase of property and equipment	(7)	(27)

Net cash (used in) provided by investing activities	(7)	(993)

Cash flows from financing activities:

Proceeds from issuance of shares, net of issuance costs	6,258	-
Repayment of loans	(124)	(67)

Net cash (used in) provided by financing activities	6,134	(67)

Effect of exchange rate fluctuations on cash and cash equivalents	(120)	(230)

Change in cash and cash equivalents and restricted cash	(99)	(8,580)
Cash and cash equivalents and restricted cash at the beginning of the year	2,363	10,943

Cash and cash equivalents and restricted cash at the end of the year	2,264	2,363

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

Following the acquisition of Naiz Fit Bespoke Technologies, S.L (“Naiz”) in October 2022 (see note 16), the Company expanded its offering outreach and customer base.

Following the acquisition of Orgad International Marketing Ltd. (“Orgad”) in February 2022 (see note 16), the Company also operates an omnichannel e-commerce platform.

The Company has six subsidiaries, My Size Israel 2014 Ltd (“My Size Israel”), Topspin Medical (Israel) Ltd., Orgad and Rotrade Ltd all of which are incorporated in Israel, My Size LLC which was incorporated in the Russian Federation and Naiz Bespoke Technologies, S.L., a limited liability company incorporated under the laws of Spain (see note 16). References to the Company include the subsidiaries unless the context indicates otherwise.

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

From September 1, 2005 to March 27, 2024, the Company’s common stock traded on the Tel Aviv Stock Exchange (“TASE”).

b.

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

On February 24, 2022, Russia invaded Ukraine. The outbreak of hostilities between the two countries could result in more widespread conflict and could have a severe adverse effect on the region. Following Russia’s actions, various countries, issued broad-ranging economic sanctions against Russia. Such sanctions included, among other things, a prohibition on doing business with certain Russian companies, officials and oligarchs; a commitment by certain countries and the European Union to remove selected Russian banks from the Society for Worldwide Interbank Financial Telecommunications (SWIFT) electronic banking network that connects banks globally; and restrictive measures to prevent the Russian Central Bank from undermining the impact of the sanctions.

The Company shut down its operation in Russia and expect to close down the subsidiary in the near future therefore the impact from current situation is very limited.

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 1 - GENERAL (Cont.)

c.	On July 25, 2016, the Company’s common stock began publicly trading on the Nasdaq Capital Market under the symbol “MYSZ”. The Company’s shares of common stock are listed both on the Nasdaq Capital Market and TASE.

d.	Since inception, the Company has incurred significant losses and negative cash flows from operations and has an accumulated deficit of $59,881. The Company has financed its operations mainly through fundraising from various investors.

The Company’s management expects that the Company will continue to generate losses and negative cash flows from operations for the foreseeable future. Based on the projected cash flows and cash balances as of December 31, 2023, management is of the opinion that its existing cash will be sufficient to fund operations for a period less than 12 months. As a result, there is substantial doubt about the Company’s ability to continue as a going concern.

Management’s plans include the continued commercialization of the Company’s products and acquisition of technology, intellectual property or businesses and securing sufficient financing through the sale of additional equity securities, debt or capital inflows from strategic partnerships. Additional funds may not be available when the Company needs them, on terms that are acceptable to it, or at all. If the Company is unsuccessful in commercializing its products and securing sufficient financing, it may need to cease operations.

The financial statements include no adjustments for measurement or presentation of assets and liabilities, which may be required should the Company fail to operate as a going concern.

e.	Effective 1, July 2023 the Company merged its two SAAS segments into one segment, hence reducing the reportable segments from three to the following two segments: (i) fashion and equipment e-commerce platform, and (ii) SaaS based innovative artificial intelligence driven measurement solutions. This realignment reflects the way resources are allocated and performance is assessed by the Chief Operating Decision Maker. The fashion and equipment e-commerce platform which represents Orgad’s activity that was acquired by the Company in 2022, mainly operates on Amazon. The SaaS based innovative artificial intelligence driven measurement solutions, or SaaS Solutions operating segment consists of My Size Inc, My Size Israel, My Size LLC and Naiz.

In the Company’s financial reporting for December 31, 2023, comparative information for 2022 in the operating segment note was restated to reflect the changes in reportable segments.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements are prepared according to United States generally accepted accounting principles (“U.S. GAAP”), applied on a consistent basis, as follows:

a. Use of estimates:

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Information about assumptions made by the Company with respect to the future and other reasons for uncertainty with respect to estimates that have a significant risk of resulting in a material adjustment to carrying amounts of assets and liabilities in the next financial year are included in the following units reporting:

Estimated impairment of non-financial assets

The Company examines on an annual basis whether there is an impairment of goodwill, intangibles and property, plant and equipment that are allocated to reporting units, in accordance with the accounting policy presented in Note 1 (h) below. The fair value calculations of reporting units require the use of estimates.

For information on key assumptions used in calculation of the fair value, see NOTE 7 – Goodwill and other Intangible assets.

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

f. Inventories:

Inventories are measured at the lower of cost or net realizable value. The cost of inventories comprises of the costs incurred in bringing the inventories to their present location and condition. Net realizable value is the estimated selling price in the ordinary course of business. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. The costs of purchase of inventories comprise the purchase price and other costs directly attributable to the acquisition of finished goods. Net realizable value is the estimated selling price in the ordinary course of business. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. In 2023, the company recorded an inventory mark-down of $39.

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

h. Impairment of long-lived assets:

The Company’s property and equipment are reviewed for impairment in accordance with ASC 360, “Property Plant and Equipment”, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the periods ended December 31, 2023 and 2022, no impairment losses have been recorded.

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

ASC 350 allows an entity to first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. If the qualitative assessment does not result in a more likely than not indication of impairment, no further impairment testing is required. If it does result in a more likely than not indication of impairment, the impairment test is performed. Goodwill is not deductible for income tax purposes. Goodwill from the Orgad acquisition was allocated to the fashion and equipment e-commerce platform segment and goodwill from Naiz acquisition was allocated to the Naiz segment based innovative artificial intelligence driven measurement solutions.

Alternatively, ASC 350 permits an entity to bypass the qualitative assessment for any reporting unit and proceed directly to performing the first step of the goodwill impairment test.

Impairment charge of $671 as the carrying value of SaaS Solution reporting segment exceeded its expected fair value, as determined using a discounted cash flow model which is primarily based on management’s future revenue and cost estimates. This impairment charge was recorded within Impairment of goodwill, within the Consolidated Statement of Operations, and within the Entertainment segment for the year ended December 31, 2023.

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

Software development costs also include costs to develop software to be used solely to meet internal needs and cloud-based applications used to deliver our services. The Company capitalize development costs related to these software applications once the preliminary project stage is complete and it is probable that the project will be completed and the software will be used to perform the function intended. Costs capitalized for developing such software applications were not material for the periods presented and therefore were not capitalized.

n. Income taxes:

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or in the Companies’ tax returns. Deferred taxes are determined based on the difference between the financial statement carrying amount and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of deferred tax assets will not be realized. The Company establishes a valuation allowance, if necessary, to reduce deferred tax assets to the amount more likely than not to be realized. As of December 31, 2023, and 2022, a valuation allowance was established by the Company. to reduce the deferred tax assets to the amount supported by future reversals of existing taxable temporary differences.

The Company implements a two-step approach to recognize and measure the benefit of its tax positions. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on examination, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is greater than 50 percent (cumulative basis) likely to be realized upon settlement. The Company believes that its tax positions are all highly certain of being upheld upon examination. As such, as of December 31, 2023 and 2022 the Company has not recorded any unrecognized tax benefits.

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

q. Basic and diluted net loss per share:

Basic net loss per share is computed based on the weighted average number of shares of common stock outstanding during each year. Diluted net income per share is computed based on the weighted average number of shares of common stock outstanding during each year plus dilutive potential equivalent common stock considered outstanding during the year, in accordance with ASC 260, “Earnings per Share”. For the years ended December 31, 2023 and 2022, all outstanding options and warrants have been excluded from the calculation of the diluted net loss per share since their effect was anti-dilutive.

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

Revenues from licensing cloud-enabled software subscriptions include subscription fees from customers accessing the Company’s enterprise cloud services. Cloud Services allow customers to use the Company’s software without taking possession of the software. Revenue is generally recognized ratably over the contract term. Substantially all of the Company’s subscription service arrangements are non-cancelable and do not contain refund-type provisions.

The Company also sells products directly to customers mainly through its online Amazon stores.

Under the Company’s standard contract terms, customers have a right of return within 30 until 90 days. For contracts with rights of return, the Company recognizes revenue based on the amount of the consideration which the Company expects to receive for products which are not expected to be returned and recognizes a refund liability for the amount not expected to be received. At the end of each reporting period, the Company updates its estimates of expected product returns and adjusts the refund liabilities with a corresponding adjustment in revenues. The Company recorded an allowance for returns in the amounts of $260 thousand and $161 thousand as of December 31, 2023, and 2022, respectively. The allowance for returns is recorded as decrease in revenues against other payables.

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

w. Impact of recently issued accounting standards

1.	In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which requires companies to measure credit losses of financial instruments, including customer accounts receivable, utilizing a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Subsequent to the issuance of ASU 2016-13, the FASB issued several additional Accounting Standard Updates to clarify implementation guidance, provide narrow-scope improvements and provide additional disclosure guidance. As an Emerging Growth Company, ASU 2016-13 is effective for fiscal years beginning after December 15, 2022.

2.	In June 2022, the FASB issued ASC 2022-03 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring its fair value. The ASU also clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The ASU also introduces new disclosure requirements for equity securities subject to contractual sale restrictions. As an Emerging Growth Company, the ASU is effective for fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the effect that ASU 2022-03 will have on its consolidated financial statements and related disclosures.

3.	In December, 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. The ASU will be effective for fiscal years beginning after December 15, 2024, and allows adoption on a prospective basis, with a retrospective option. The Company is in the process of assessing the impacts and method of adoption. This ASU will impact the Company’s income tax disclosures, but not Consolidated Financial Statements.

4.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, This guidance expands public entities’ segment disclosures primarily by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating this ASU to determine its impact on the Company’s segment disclosures.

5.	In March 2024, the SEC adopted new rules relating to the disclosure of a range of climate-hange-related physical and transition risks, data, and opportunities. The adopted rule contains several new disclosure obligations, including, (i) disclosure on how the board of directors and management oversee climate-related risks and certain climate-related governance items, (ii) disclosure of information related to a registrant’s climate-related targets, goals, and/or transition plans, and (iii) disclosure on whether and how climate-related events and transition activities impact line items above a threshold amount on a registrant’s consolidate financial statements, including the impact of the financial estimates and the assumptions used. This new rule will be effective in the Company’s annual disclosures starting from the year ending December 31, 2027. The Company is in the process of assessing the impact on its consolidated financial statements and disclosures.

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 3 - CASH AND CASH EQUIVALENTS

The Company’s cash and cash equivalents balance at December 31, 2023 and 2022 is denominated in the following currencies:

	December 31,
	2023	2022

US Dollars	1,746	1,651
New Israeli Shekels	375	259
Other	66	190
	2,187	2,100

NOTE 4 - OTHER RECEIVABLES AND PREPAID EXPENSES

	December 31,
	2023	2022

Prepaid expenses and other current assets	65	322
Government authorities	511	283
Loan (*)	75	-
Other	196	153
Total	847	758

(*)	the loan was given by the Company to a third party in March 2023 and bears annual interest of 9% per annum. The maturity date of the loan is December 31,2024.

NOTE 5 - PROPERTY AND EQUIPMENT, NET

	Computers and peripheral equipment	Office furniture and equipment	Leasehold improvements	Total
Cost
Balance as at January 1, 2022	212	60	62	334
Additions	16	11	-	27
Business combination	40	15	-	55
Translation adjustments	(32)	(8)	(8)	(48)
Balance as at December 31, 2022	236	78	54	368

Balance as at January 1, 2023	236	78	54	368
Additions	5	2	-	7
Translation adjustments	(3)	(1)	-	(4)
Balance as at December 31, 2023	238	79	54	371

Accumulated Depreciation
Balance as at January 1, 2022	179	20	23	222
Additions	20	9	9	38
Translation adjustments	(27)	(3)	(2)	(32)
Balance as at December 31, 2022	172	26	30	228

Balance as at January 1, 2023	172	26	30	228
Additions	15	4	8	27
Translation adjustments	(1)	(3)	(1)	(5)
Balance as at December 31, 2023	186	27	37	250

Carrying amounts
As at December 31, 2022	64	52	24	140
As at December 31, 2023	52	52	17	121

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 6 - LEASES

In August 2019, The Company entered into an office space lease agreement. The lease term is for 36 months beginning on August 20, 2019 and ending on August 20, 2022, with an option to extend for an additional 36 months. The Company extended the lease period until August 20, 2025. On January 8, 2024 the Company provided a notice of six month termination to the lessor that the lease will end on July 8,2024. Monthly rent payments including utilities amounting to approximately USD 14 (NIS 49,500) per month.

In addition, The Company entered into a three-year cancelable operating lease agreement for cars.

These operating leases are included in “Right of use asset” on the Company’s December 31, 2023 consolidated balance sheets, and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligations to make lease payments are included in the current liabilities as “Operating lease liability” and in the non-current liabilities as “Operating lease liability - long term” on the Company’s December 31, 2023 consolidated balance sheets. As of December 31, 2023, right-of-use of asset was $351. operating lease liabilities were $158 and non current Operating lease liabilities were $129. Right-of-use asset includes the capitalization of improvements (net of amortization) amounting to $63.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

The interest rate used to discount future lease payment was 11.95%.

Maturities of lease liabilities as of December 31, 2023 were as follows:

Year Ending:
2024	$206
2025	$141
Thereafter	$-
Less imputed interest:	$(60)
Total lease liabilities	$287

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 7 – Goodwill and other Intangible assets

A.	Identified intangible assets

Schedule of Intangible assets

	Selling Platform	Technology	Customer Relationships	Other	Total
	Thousands USD	Thousands USD	Thousands USD	Thousands USD	Thousands USD
Cost
As of January 1, 2022	-	-	-	-	-

Acquisitions through business combinations	378	286	726	77	1,467
Effect of changes in exchange rates	(32)	25	65	7	65
As of December 31, 2022	346	311	791	84	1,532

Effect of changes in exchange rates	(13)	10	25	2	24

As of December 31, 2023	333	321	816	86	1,556

Amortization
As of January 1, 2022	-	-	-	-	-

Amortization for the year	(109)	(15)	(27)	(4)	(155)
Effect of changes in exchange rates	-	-	-	-	-
As of December 31, 2022	(109)	(15)	(27)	(4)	(155)
Amortization for the year	(111)	(62)	(112)	(17)	(302)
Effect of changes in exchange rates	7	(3)	(6)	-	(2)
As of December 31, 2023	(213)	(80)	(145)	(21)	(459)

Carrying amount
As of December 31, 2022	237	296	764	80	1,377
As of December 31, 2023	120	241	671	65	1,097

Amortization

Amortization expenses recorded for identified intangible assets in the Consolidated Statements of Operations for each period and were as follows:

	Line Item	December 31, 2023	December 31, 2022

Selling platform	Costs of revenues	111	109
Trademark	Sales and marketing	17	4
Technology	Costs of revenues	62	15
Customer relationships	Sales and marketing	112	27
Total amortization expenses		302	155

Future amortization expenses are expected to be as follows:

	2024	2025	2026	2027	2028	Thereafter	Total
Future amortization expenses	288	186	176	176	119	152	1,097

b.	Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2023 and 2022 were as follows:

	Fashion and equipment e-commerce platform	SaaS Solutions	Total
Balance as of December 31, 2021	-	-	-
Changes during the period:
Goodwill acquired	152	1,152	1,304
Goodwill impairment	-	-	-
Translation differences	(14)	105	91
Balance as of December 31, 2022	138	1,257	1,395
Translation differences	(4)	38	34
Goodwill impairment	-	(671)	(671)
Balance as of December 31, 2023	134	624	758

The Company operates its business through two reporting segments: (i) fashion and equipment e-commerce platform, and (ii) SaaS based innovative artificial intelligence driven measurement solutions See note 17 for additional segment information.

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

The Company performed a quantitative assessment as of December 31, 2023 for the reporting units’ fair value. The estimated fair value of the Fashion and equipment e-commerce platform reporting unit exceeded its estimated carrying amount by 16.8%

Impairment charge of $671 as the carrying value of SaaS Solution reporting segment exceeded its expected fair value, as determined using a discounted cash flow model which is primarily based on management’s future revenue and cost estimates. This impairment charge was recorded within Impairment of goodwill, within the Consolidated Statement of Operations, and within the SaaS based innovative artificial intelligence driven measurement solutions segment for the year ended December 31, 2023.

This, based the following assumptions:

	Fashion and equipment e-commerce platform	SaaS Solutions
Discount rate	21.5%	25%
Terminal growth rate	3%	3%
Revenue growth rate	12.4%-50%	15%-70%

If business conditions or expectations were to change materially, it may be necessary to record impairment charges to the Company’s reporting units in the future.

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 8 - Investment in JV

In August 2022, the Company established a joint venture (“JV”) in Brazil with Santista Têxtil. The Company holds 51% and Santista Têxtil holds 49% of the JV. The purpose of the JV is to serve the Brazilian market according to the business plan that was set. Both parties agree to make an initial investment in the JV of $198 that will be made per the holding percentage of each party. As of the reporting date, the JV is in process of terminating its operations.

During the years ended December 31, 2023 and 2022, the Company recognized equity loss from the JV in an amount of $71 and $0 respectively.

NOTE 9 - Financial Liabilities

The book value of each of the financial liability categories is an acceptable approximation of fair value.

The financial liability maturities during the five years following the end of the financial year are shown below:

	Until	Until	Until	Until	Until	TOTAL
	31-12-24	31-12-25	31-12-26	31-12-27	31-12-28	31-12-23

Debts with credit institutions	158	95	90	50	14	407

Loans in an amount of $80 is bearing interest between Prime to Prime +1.5% and is due between March 2025 to February 2028.

Loans in an amount of $327 is bearing interest between 0.13%- 0.8% and is due between December 2024 and June 2028.

NOTE 10 - RELATED PARTY TRANSACTIONS

A. Balances with related parties:

The following related party payables are included in liability to related parties:

	December 31,
	2023	2022
Officers (*)	22	41
Other related parties (**)	686	739
Other related parties	(119)	(97)
Directors	16	15
	605	698

(*)	The amount includes the net salary payable.
(**)	The amount includes the provision created to former owners of Orgad that are entitled to additional cash and equity consideration and former owners of Naiz that entitled to additional cash consideration, see note 16- business combination.

B. Related parties benefits:

	Year ended December 31,
	2023	2022
Salaries and related expenses	1,173	1,440
Share based payments	324	396
Cash liability and equity liability expenses related to acquisitions (**)	155	1,058
Directors	55	58
	1,707	2,952

(**)	The amount includes the expenses for a provision created to former owners of Orgad that are entitled to additional cash and equity consideration and former owners of Naiz that entitled to additional cash consideration, see note 16- business combination.

NOTE 11 - FINANCIAL INSTRUMENTS

The following tables presents the Company’s significant assets and liabilities that are measured at fair value on recurring basis and their classification within the fair value hierarchy:

	December 31, 2023
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial assets
Investment in marketable securities	-	6	-

	December 31, 2022
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial assets
Investment in marketable securities	-	47	-
Derivatives (*)		10

	December 31, 2022
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial liabilities
Warrants derivative	-	9	-

(*)	the derivatives are included in other receivables.

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

At December 31, 2023, the recognized loss and fair value (based on quoted market prices with a discount due to security- restrictions on iMine shares) of the marketable securities were $41 and $6, respectively (at December 31, 2022 $59 and $47, respectively).

NOTE 12 - TAXES ON INCOME

a.	On December 31, 2023, the Company had U.S. federal net operating loss carryforwards of approximately $27,037 available to reduce future taxable income: $16,488 will expire from 2030 until 2037 and the remain of $10,585 may be carryforward to offset against future income for an indefinite period of time. Utilization of the U.S. net operating losses may be subject to substantial limitations due to the change of ownership provisions of the Internal Revenue Code of 1986.

The U.S. Company has final tax assessments through 2015.

The U.S. corporate income tax rate 21%.

b.	Foreign tax:

1.	Tax rates:

Presented hereunder are the income tax rates relevant to the Company’s Israeli subsidiaries:

2023 - 23%
2022 - 23%

Presented hereunder are the income tax rates relevant to the Company’s Spanish subsidiary:

2022 - 25%
2023 - 25%

2.	The Company’s Israeli subsidiaries have estimated total available operating loss carryforwards of approximately $66,000 as of December 31, 2023. Of these carryforwards, a total of $42,000 are owned by Topspin Medical (Israel) Ltd. Topspin’s operating loss carryforwards may be offset only by future income with respect to the same operational activity by which it was incurred for an indefinite period of time. The other operating loss carryforwards are owned by My Size Israel 2014 Ltd and Orgad (subsidiary) may be carryforward to offset against future income for an indefinite period of time.

3.	Topspin Medical (Israel) Ltd. and My Size (Israel) 2014 Ltd. has final tax assessments through 2016.

4.	Naiz has estimated total available operating loss carryforwards of approximately $1,335 as of December 31, 2023. Naiz operating loss carryforward may be used to offset against future income for an indefinite period of time.

c.	U.S. and foreign components of loss, before income taxes consisted of:

	December 31,
	2023	2022
U.S	(2,375)	(1,180)
Non-U.S. (foreign)	(4,338)	(7,166)
	(6,713)	(8,346)

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

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2023	2022
Deferred tax assets:

Operating loss carryforwards	21,172	20,131
Stock based compensation expense	102	145
Investment in marketable securities	419	390
Capitalized research and development expenses	226	586
Other temporary differences	16	203
Total deferred tax assets	21,935	21,455
Valuation allowance	(21,663)	(21,455)
Net deferred tax assets after valuation allowance	272	-

Deferred tax liabilities:

Intangible assets	(272)	(328)

Net deferred tax liability	-	(328)

The following table presents a reconciliation of the beginning and ending valuation allowance:

	December 31,
	2023	2022
Balance at beginning of the year	21,455	21,082
Additions in valuation allowance to the income statement	988	1,758
Additions in valuation allowance due to exchange rate foreign currency translation differences	(780)	(1,385)
Net change in the valuation allowance	208	373
Balance at end of the year	21,663	21,455

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized.

The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are utilized. Based on consideration of these factors, the Company recorded a valuation allowance to reduce deferred tax assets to the amount supported by future reversals of existing taxable temporary differences at December 31, 2023 and 2022.

e.	Theoretical tax

The following presents the adjustment between the theoretical income tax benefit that would result from applying the U.S. federal statutory income tax rate to loss before income taxes amount and the reported income tax benefit included in the financial statements:

	December 31,
	2023	2022

Loss before income taxes	6,713	8,346
Statutory income tax rate	21%	21%
Computed “expected” income tax benefit	1,410	1,752
Foreign tax rate differences	73	149
Exchange rate differences	47	-
Nondeductible expenses	(41)	(107)
Impairment of goodwill	(168)	-
Change in valuation allowance	(988)	(1,758)
Income tax benefit	333	36

The entire income tax benefit is a deferred tax benefit.

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

As of December 31, 2023, all the pre funded warrants were exercised.

d.	On August 24, 2023, the Company entered into an inducement offer letter agreement (the “Inducement Letter”) with a certain holder (the “Holder”) of certain of the Company’s existing warrants to purchase up to (i) 1,963,994 shares of the Company’s common stock issued on January 12, 2023 at an exercise price of $2.805 per share (the “January 2023 Warrants”), (ii) 6,864 shares of the Company’s common stock issued on January 17, 2020 at an exercise price of $94.00 per share (the “January 2020 Warrants”), and (ii) 47,153 shares of the Company’s common stock issued on October 28, 2021 at an exercise price of $31.50 per share, having terms ranging from 28 months to five and one-half years (the “October 2021 Warrants” and together with the January 2023 Warrants and the January 2020 Warrants, the “Existing Warrants).

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

As of December 31, 2023, the Company issued to the holder 1,183,012 shares and 835,000 in abeyance.

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 13 - SHAREHOLDERS’ EQUITY (Cont.)

c.	A summary of the warrant activity during the years ended December 31, 2023 and 2022 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years

Outstanding, December 31, 2021	287,964	31.00	4.35
Issued	-	-	-
Expired or exercised	(17,901)	-	-
Outstanding, December 31, 2022	270,063	30.21	3.36
Issued	8,641,803	-	-
Expired or exercised	(3,067,572)	-	-
Outstanding, December 31, 2023	5,844,294	3.41	3.75
Exercisable, December 31, 2023	5,844,294	3.41	3.75

NOTE 14 - STOCK BASED COMPENSATION

The stock-based expense recognized in the financial statements for services received is related to Research and Development, Sales and Marketing and General and Administrative expenses as shown in the following table:

	Year ended December 31,
	2023	2022

Stock-based compensation expense – Cost of goods	20	80
Stock-based compensation expense - Research and development	71	151
Stock-based compensation expense - Sales and marketing	160	238
Stock-based compensation expense - General and administrative	202	305
	453	774

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

b.	In March 2023, the Company entered into a two-year agreement with a consultant (“Consultant15”) to provide services to the Company including assisting the Company to promote, market and sell the Company’s technology to potential customers. Pursuant to such agreement and in partial consideration for such consulting services, the Company agreed to issue to Consultant15 options to purchase up to 4,000 shares of the Company’s common stock upon execution of the agreement. The options are exercisable at $3.00 per share and shall vest in 2 equal instalments every twelve months starting March 2023. Unexercised options shall expire 3 years from the effective date.

During 2023 and 2022, an amount of $1 and $7 respectively, were recorded by the Company as stock-based equity awards with respect to Consultant 14 and consultant 15.

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 14 - STOCK BASED COMPENSATION (Cont.)

The Company’s outstanding options granted to consultants as of December 31, 2023 are as follows:

Issuance date	Options for Common stock	Weighted Average exercise price per share		Options exercisable	Expiration date

September-October 2020	1,488	USD	27.20	1,488	October 2024- September 2025
March 2023	4,000	USD	3	-	March 2026

Total	5,488			1,488

The Company uses the Black Scholes model to measure the fair value of the stock options with the assistance of a third party valuation.

The fair value of the Company’s stock options granted to non-employees was calculated using the following weighted average assumptions:

	2023	2022
	Grants	Grants

Dividend yield	-	-
Expected volatility	82.49%	-
Risk-free interest	3.96%	-
Contractual term of up to (years)	3	-

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

	2023 Grants	2022 Grants
Dividend yield	0%	0%
Expected volatility	82.49%	96.52%
Risk-free interest	3.96%	4.06%
Contractual term	5	5

In the years ended December 31, 2023 and 2022, 93,000 and 10,000 options, respectively, were granted.

On December 27, 2023, the Company’s stockholders approved an increase in the shares available for issuance under the 2017 Equity Incentive Plan from 289,000 shares to 1,040,000 shares.

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

The incremental compensation cost resulting from the repricing is approximately $10. in addition, The Company granted five-year options to purchase up to 93,000 ordinary shares to employees of the Company at an exercise price of $1.09 per share.

On February 14, 2024, the Compensation Committee of the Company granted restricted share awards under the Company’s 2017 Equity Incentive Plan to Ronen Luzon, Or Kles and Billy Pardo, pursuant to which they were issued 300,000 restricted shares, 150,000 restricted shares and 150,000 restricted shares, respectively. The restricted shares shall vest in three equal installments on January 1, 2025, January 1,2026 and January 1, 2027, conditioned upon continuous employment with the Company, and subject to accelerated vesting upon a change in control of the Company.

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 14 - STOCK BASED COMPENSATION (Cont.)

The total stock option compensation expense in the year ended December 31, 2023 amounted to $371 as follows: Research and development expenses amounted to $71, sales and marketing expenses amounted to $130 and general and administrative expenses amounted to $168.

The total stock option compensation expense in the year ended December 31, 2022 amounted to $455 as follows: Research and development expenses amounted to $151, sales and marketing expenses amounted to $126 and general and administrative expenses amounted to $178.

As of December 31, 2023, there was a total of $153 unrecognized compensation cost relating to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.0 years.

Share option activity during 2023 is as follows:

	2023
	Number of options	Weighted average exercise price US$
Outstanding at January 1	41,606	22.48
Granted	93,000	1.09
Exercised	-	-
Expired	(23,950)	-
Outstanding at year end	110,656	1.11
Vested at year end	48,656	1.10

Share option activity during 2022 is as follows:

	2022
	Number of options	Weighted average Exercise price US$
Outstanding at January 1	35,742	26.5
Granted	10,000	5.25
Exercised	-
Expired	(4,136)
Outstanding at year end	41,606	22.48
Vested at year end	33,208	25.17

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 15 - CONTINGENCIES AND COMMITMENTS

On August 7, 2018, the Company commenced an action against North Empire LLC (“North Empire”) in the Supreme Court of the State of New York, County of New York for breach of a Securities Purchase Agreement (the “Agreement”) in which it is seeking damages in an amount to be determined at trial, but in no event less than $616. On August 2, 2018, North Empire filed a Summons with Notice against the Company, also in the same Court, in which they allege damages in an amount of $11,400 arising from an alleged breach of the Agreement. On September 6, 2018 North Empire filed a Notice of Discontinuance of the action it had filed on August 2, 2018. On September 27, 2018, North Empire filed an answer and asserted counterclaims in the action commenced by the Company against them, alleging that the Company failed to deliver stock certificates to North Empire causing damage to North Empire in the amount of $10,958. North Empire also filed a third-party complaint against the Company’s CEO and now former Chairman of the Board asserting similar claims against them in their individual capacities. On October 17, 2018, the Company filed a reply to North Empire’s counterclaims. On November 15, 2018, the Company’s CEO and now former Chairman of the Board filed a motion to dismiss North Empire’s third-party complaint. On January 6, 2020, the Court granted the motion and dismissed the third-party complaint. Discovery has been completed and both parties have filed motions for summary judgment in connection with the claims and counterclaims. On December 30, 2021, the Court denied both the Company and North Empire’s motions for summary judgment, arguing there were factual issues to be determined at trial. On January 26, 2022, the Company filed a notice of appeal of the summary judgment decision. On February 3, 2022, the Company filed a motion to reargue the Court’s decision denying the Company’s motion for summary judgment. North Empire will file its opposition papers on or before March 31, 2022, and the Company will file reply papers on April 29, 2022. On or about September 12, 2022, the Court issued its Decision and Order denying the Company’s motion to reargue. North Empire filed its opposing brief on December 7, 2022. Both sides were given an opportunity to file a reply brief. The Company filed a reply brief on January 4, 2023 and North Empire filed its reply brief on January 13, 2023. The Appellate Court has scheduled oral argument for the appeal for February 7, 2023. Oral argument was held before the Appellate Court on February 7, 2023. On or about February 28, 2023, the Appellate Court filed its Decision and Order, which affirmed the lower court’s decisions regarding both the Company and North Empire’s motions for summary judgment and sent the case back to the Supreme Court. On March 13, 2023, the Supreme Court referred the case to its Alternative Dispute Program and ordered the cases to mediate. The mediation was held on July 26, 2023 and various settlement options were explored but the mediation did not lead to settlement. On December 21, 2023, a conference with the Court was held and the parties were given dates for various pre-trial filings. The next pre-trial conference is scheduled to be held on May 31, 2024, at which point the Court will schedule the matter for trial on the ultimate claims. The Company intends to vigorously defend any claims made by North Empire. The Company believes it is more likely than not that the counterclaims will be denied.

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 16 - BUSINESS COMBINATIONS

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

(a)	Consideration transferred

The following table summarizes the acquisition date fair value of each major class of consideration:

USD
Thousands
Cash	300
Issuance of shares of common stock (55,801 shares) (*)	457
Total consideration transferred	757

(*)	Quoted price as of the acquisition date

In addition, the Company agreed to pay to the former owners of Orgad, on the two-year and the three-year anniversary of the closing, $350 in each of these years provided that in the case of the second and third instalments certain revenue targets are met and subject further to certain downward post-closing adjustment. Subsequent to the balance sheet date, the amount of $700 was fully paid to the former owners of Orgad net of a settlement amount of $275.

Furthermore, 55,801 shares of common stock will be issued in eight equal quarterly instalments until the lapse of two years from closing. Additional earn-out payments of 10% of the operating profit of Orgad for the years 2022 and 2023 will also be paid. All of these payments are subject to the former owners being actively engaged with Orgad at the date such payment is due, and therefore were not taken as part of the consideration for the business combination.

During the years ended December 31, 2023 and 2022 an amount of $202, $456 $82 and $319 was recorded in respect of the cash instalments and in respect of stocks issuance, respectively in Cost Of Goods, Sales and Marketing and General and Administrative expenses as shown in the following table:

	2023	2022

Expenses – Cost of goods	70	194
Expenses - Sales and marketing	100	271
Expenses - General and administrative	114	310
	284	775

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

The following table summarizes the fair value of assets acquired and liabilities assumed as of the acquisition date:

Thousands USD
Cash and Cash Equivalent	-
Trade receivables	364
PP&E	55
Inventory	864
Long-term financial investment	31
Selling platform	378
Goodwill	152
Short-term accruals and deferrals	(181)
Trade payables	(668)
Long term provision	(13)
Long-term debt	(138)
Deferred tax liabilities	(87)
Total net assets acquired	757

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 16 - BUSINESS COMBINATION (Cont.)

(c)	Acquisition-related costs

The Company incurred transaction costs of approximately none and $40 and during twelve-month period ended December 31, 2023 and 2022 respectively, which were included in general and administrative expenses in the consolidated statements of income (loss).

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

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 16 - BUSINESS COMBINATION (Cont.)

During the year ended December 31, 2023 and 2022 an amount of ($130) and $283 was recorded in respect of the additional cash consideration respectively.

Naiz has reached the Revenues target of (1) period January 1, 2022-December 31,2022 and therefore an amount of $125 was paid during the year of 2023.

Naiz has not reached the targets of the (2) and (3) periods and therefore the contingent liability was reduced accordingly.

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

The following table summarizes the fair value of assets acquired and liabilities assumed as of the acquisition date:

Thousands USD
Cash and cash equivalent	36
Trade receivables and other receivables	41
PP&E	3
Long-term financial investment	8
Customer Relationships	726
Technology	286
Trademark	77
Goodwill	1,152
Short Term accruals and deferrals	(56)
Trade payables	(46)
Short-term provision	(6)
Short term debt	(155)
Long term debt	(294)
Deferred tax liabilities	(261)
Total net assets acquired	1,511

(c)	Acquisition-related costs

During 2022, the Company incurred transaction costs of approximately $75 which were included in general and administrative expenses in the consolidated statements of income (loss).

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

Note 17 – Operating Segments

Effective 1, July 2023 the Company merged its two SAAS segments into one segment, hence reducing the reportable segments from three to the following two segments: (i) fashion and equipment e-commerce platform, and (ii) SaaS based innovative artificial intelligence driven measurement solutions. This realignment reflects the way resources are allocated and performance is assessed by the Chief Operating Decision Maker. The fashion and equipment e-commerce platform which represents Orgad’s activity that was acquired by the Company in 2022, mainly operates on Amazon. The SaaS based innovative artificial intelligence driven measurement solutions, or SaaS Solutions operating segment consists of My Size Inc, My Size Israel, My Size LLC and Naiz.

In the Company’s financial reporting for December 31, 2023, comparative information for 2022 was restated to reflect the changes in reportable segments.

Information related to the operations of the Company’s reportable operating segments is set forth below:

	Fashion and equipment e-commerce platform	SaaS Solutions	Total
As of the year ended December 31, 2023
Revenues from external customers	6,367	629	6,996
Operating (loss) income	(3,356)	(3,385)	(6,741)

Significant non-cash items:

Amortization (*)	(111)	(191)	(302)
Impairment of goodwill (*)	-	(671)	(671)

(*)	see note 7.

	Fashion and equipment e-commerce platform	Saas Solution
As of December 31, 2023:
Assets	6,352	2,639

	Fashion and equipment e-commerce platform	SaaS Solutions	Total
As of the year ended December 31, 2022
Revenues from external customers	4,132	327	4,459
Operating (loss) income	(4,197)	(3,913)	(8,110)

Significant non-cash items:

Amortization (*)	(109)	(46)	(155)

(*)	see note 7.

	Fashion and equipment e-commerce platform	Saas Solution
As of December 31, 2022:
Assets	6,507	3,220

The Company elected to present geographic information in respect with revenues generated from external customers based on the selling location:

Long-lived assets, which includes investment in JV, property, plant and equipment and right of use assets, by geographic region are as follows:

	Year ended
	December 31,
	2023	2022

Israel	718	1,098
Spain	1,609	2,396
Other	24	100

	2,351	3,594

For the year ended December 31, 2023 86.45% of the Company’s total revenues were generated in the United states, no other foreign destination comprised 10.0% or more of the Company’s total revenues.

NOTE 18 - SALES AND MARKETING

	Year ended
	December 31,
	2023	2022

Salaries	877	836
Consultants and subcontractors	139	583
Marketing	375	481
Selling fees	1,858	489
Cash and equity liability expenses related to Orgad acquisition (*)	100	271
Share based payments for consultants and employees	131	127
Travel	75	211
Other	301	145

	3,856	3,143

(*)	See note 16.

NOTE 19 - GENERAL AND ADMINISTRATIVE EXPENSES

	Year ended
	December 31,
	2023	2022
Salaries	954	1,007
Professional services	1,322	705
Share based payments for consultants, directors and employees	168	180
Rent, office expenses and communication	349	442
Insurance	463	564
Cash liability and equity liability expenses related to Orgad acquisition (*)	81	310
Cash liability expenses related to Naiz acquisition (*)	(52)	217
Directors	55	82
Other	631	393

	3,971	3,900

(*)	See note 16.

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 20 - FINANCIAL INCOME (EXPENSE), NET

A.	Financial income

	Year ended
	December 31,
	2023	2022

Exchange rate differences	99	-
Other	97	26

Total Financial income	196	26

B.	Financial expense

	Year ended
	December 31,
	2023	2022

Exchange rate differences	-	33
Revaluation of loan granted	-	100
Revaluation investment in marketable securities	41	62
Other	56	67

Total Financial expense	97	262

NOTE 21 – SIGNIFICANT EVENTS DURING THE REPORTING PERIOD

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

b.	During May 2023, the Company initiated a transfer of the support, development and customer success operations to its Spanish entity, Naiz Fit, that is intended to improve efficiency and lower costs between the Company’s operations in Israel and Naiz Fit. As part of this, the Company reduced headcount by 13 persons in Israel, including the termination of its Chief Commercial Officer, Ezequiel Javier Brandwain. This restructuring did not have a material impact on the Company’s results. The Company expects it to lower future operating costs without significant impact on revenues.

c.	On November 3, 2023, the Company was notified, by the Nasdaq Listing Qualifications that the Company is not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2), or the Rule, for continued listing on The Nasdaq Capital Market. The Notification Letter provides that the Company has 180 calendar days, or until May 1, 2024, to regain compliance with the Rule. To regain compliance, the bid price of our common stock must have a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. In the event we do not regain compliance by July 5, 2022, the Company may then be eligible for additional 180 days if the Company meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and will need to provide written notice of the Company’s intention to cure the deficiency during the second compliance period. If the Company does not qualify for the second compliance period or fails to regain compliance during the second compliance period, then Nasdaq will notify the Company of its determination to delist the Company common stock, at which point the Company will have an opportunity to appeal the delisting determination to a Hearings Panel.

NOTE 22 - EVENTS SUBSEQUENT TO THE BALANCE SHEET DATE

a.	On February 14, 2024, the Compensation Committee of the Company granted restricted stock awards under the Company’s 2017 Equity Incentive Plan to Ronen Luzon, Or Kles and Billy Pardo, pursuant to which they were issued 300,000 restricted shares, 150,000 restricted shares and 150,000 restricted shares, respectively. The restricted shares shall vest in three equal installments on January 1, 2025, January 1, 2026 and January 1, 2027, conditioned upon continuous employment with the Company, and subject to accelerated vesting upon a change in control of the Company. On the same day, the Company granted a total of 80,000 RSU (restricted stock units) to its Directors that will vest on January 1,2025 and five-years options to purchase up to 55,000 ordinary shares to other employees of the Company at an exercise price of $0.479 per share. The options vesting period is over three years in three equal portions from the vesting commencement date.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting and financial disclosure of a type described in Item 304 (a)(1)(iv) or any reportable event as described in Item 304 (a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2023. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this Annual Report on Form 10-K, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Exchange Act, as amended, is recorded, processed, summarized and reported within the required time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment under those criteria, management has determined that, as of December 31, 2023, our internal control over financial reporting was effective.

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

ITEM 9B. OTHER INFORMATION

During the quarter ended September 30, 2023, Ronen Luzon and Or Kles adopted a “Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and positions of our executive officers and directors.

NAME	Age	POSITION
Ronen Luzon	53	Chief Executive Officer and Class III Director
Or Kles	41	Chief Financial Officer
Billy Pardo	48	Chief Operating Officer and Chief Product Officer
Oron Branitzky (1)(2)(3)*	64	Class II Director
Oren Elmaliah (1)(2)(3)*	39	Class I Director
Arik Kaufman (1)(2)(3)*	42	Class I Director
Guy Zimmerman*	54	Class II Director

(1)	Member of our audit committee

(2)	Member of our nominating and corporate governance committee

(3)	Member of our compensation committee

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

Guy Zimmerman has served as a member of our board of directors since August 2021 Since November 2023, Mr. Zimmerman serves as Chief Executive Officer of XJet 3D having served as Chief Marketing Officer from August 2022. Previously, Mr. Zimmerman served as Founder and CEO of ManuFuture, an online b2b engineering marketplace, since February 2021. Prior to that from 2017 to 2021, Mr. Zimmerman acted as a consultant to several technology start-ups and was a founding partner of a business travel online platform. From 2013 to 2017, Mr. Zimmerman served as EVP of Marketing and Business Development of Kornit Digital and was part of the IPO leadership. Prior to that, Mr. Zimmerman served as VP of Global Sales and Business Development at Tefron Ltd., a provider of seamless garment technology, where he led the $100m sales and sales support organization serving global retail and fashion brands. Prior to that he served as Vice President of Strategy and Business Development at Tnuva Group, Israel’s largest food manufacturer and spent eight years at McKinsey & Company. Mr. Zimmerman previously led a software startup in the field of operational healthcare management systems. Mr. Zimmerman holds a B.Sc. in Industrial Engineering from Tel Aviv University in Israel. We believe that Mr. Zimmerman is qualified to serve as a member of our board of directors because of his experience in business development in the technology and retail sectors.

Board Diversity Matrix

The table below provides certain information regarding the diversity of our board of directors as of the date of this annual report.

Board Diversity Matrix (As of March 9, 2024)

Total Number of Directors	5
	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	#	5	#	#
Part II: Demographic Background
African American or Black	#	#	#	#
Alaskan Native or Native American	#	#	#	#
Asian	#	#	#	#
Hispanic or Latinx	#	#	#	#
Native Hawaiian or Pacific Islander	#	#	#	#
White	#	1	#	#
Two or More Races or Ethnicities	#	1	#	#
LGBTQ+		0
Did Not Disclose Demographic Background		3

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

On January 6, 2022, we filed with the Secretary of State of Delaware a Certificate of Amendment to our Amended and Restated Certificate of Incorporation providing for a classified Board. Following filing of the Certificate of Amendment, members of our board are now classified into three classes with staggered three-year terms (with the exception of the expiration of the initial Class I and Class II directors), as follows:

●	Class I, comprised of two directors, initially Arik Kaufman and Oren Elmaliah (with their initial terms expiring at our 2025 annual meeting of stockholders and members of such class serving successive three-year terms);

●	Class II, comprised of two directors, initially Oron Branitzky and Guy Zimmerman (with their initial terms expiring at our 2026 annual meeting of stockholders and members of such class serving successive three-year terms); and

●	Class III, comprised of one director, initially Ronen Luzon (with his initial term expiring at our 2024 annual meeting of stockholders and members of such class serving successive three-year terms).

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following sets forth the compensation paid by us to our named executive officers, during the years ended December 31, 2023 and December 31, 2022.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards ($) (2)	All Other Compensation ($)	Total ($)
Ronen Luzon	2023	165,000	-	213,000	-	115,000	493,000
Chief Executive Officer	2022	173,000	-	223,000	8,000	126,000	530,000

Or Kles	2023	116,000	-	51,000	-	65,000	232,000
Chief Financial Officer	2022	123,000	-	53,000	7,000	71,000	254,000

Billy Pardo	2023	128,000	-	51,000	-	91,000	270,000
Chief Operating Officer	2022	134,000	-	53,000	7,000	100,00	294,000

(1) Salary for the years 2023 and 2022 are based on average US$/NIS representative exchange rates of NIS 3.687 and NIS 3.358 respectively.

(2) Amounts in this column represent the grant date fair value of options granted to the named executive officers during 2023 and 2022, computed in accordance with FASB ASC Topic 718. These amounts do not necessarily correspond to the actual value that may be realized by the named executive officers. The assumptions made in valuing the options reported in this column are discussed in Note 14 to our audited financial statements for the year ended December 31, 2022 and Note 4 to our condensed consolidated interim financial statements for the quarterly period ended September 30, 2023.

All Other Compensation Table

The “All Other Compensation” amounts set forth in the Summary Compensation Table above consist of the following:

Name	Year	Automobile- Related Expenses ($)	Manager’s Insurance* ($)	Education Fund* ($)	Other social benefits** ($)	Total ($)
Ronen Luzon	2023	29,000	28,000	14,000	44,000	115,000
	2022	32,000	31,000	15,000	48,000	126,000

Or Kles	2023	14,000	19,000	9,000	23,000	65,000
	2022	15,000	21,000	10,000	25,000	71,000

Billy Pardo	2023	14,000	23,000	12,000	42,000	91,000
	2022	16,000	25,000	13,000	46,000	100,000

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

** Other social benefits for 2023 and 2022 for all named individuals includes tax payments in respect of social benefits.

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

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding options held by each of our named executive officers that were outstanding as of December 31, 2023.

	Option Awards						Stock Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price		Option Expiration Date	Equity incentive plan awards: Number of Unearned Shares that Have Not Vested		Equity incentive plan awards: Market Value of Unearned Shares, That Have Not Vested
Ronen Luzon - Chief Executive Officer
	1,601	(1)	-	$1.09	(6)	5/29/2025	-		-
	6,400	(2)	-	$1.09		8/10/2025	-		-
			-	-		-	100,000	(7)	$511,250
Or Kles – Chief Financial Officer							-		-
	427	(3)	-	$1.09	(6)	5/29/2025	-		-
	5,200	(4)	-	$1.09		8/10/2025	-		-
			-	-		-	24,000	(8)	$122,700
Billy Pardo- Chief Operating Officer
	894	(5)	-	$1.09	(6)	5/29/2025	-		-
	5,200	(4)	-	$1.09	(6)	8/10/2025	-		-
			-	-		-	24,000	(9)	$122,700

(1) The option has a grant date of May 29, 2019. 267 options vested immediately upon grant, 445 options vested on January 24, 2019, 445 options vested on January 24, 2020 and 444 options vested on January 24, 2021.

(2) The option has a grant date of October 8, 2020, 1,600 options vested on November 26, 2020, 1,600 options vested on May 26, 2021, 1,600 options vested on November 26, 2021, and 1,600 options vested on May 26, 2022.

(3) The option has a grant date of May 29, 2019. 160 options vested immediately upon grant, 445 options vested on May 1, 2020, 445 options vested on May 21, 2021 and 444 options vested on May 1, 2022.

(4) The option has a grant date of October 8, 2020, 1,300 options vested on November 26, 2020, 1,300 options vested on May 26, 2021, 1,300 options vested on November 26, 2021, and 1,300 options vested on May 26, 2022.

(5) The option has a grant date of May 29, 2019. 214 options vested immediately upon grant, 227 options vested on January 24, 2019, 227 options vested on January 24, 2020 and 226 options vested on January 24, 2021.

(6) On July 13, 2023, the compensation committee of the Board of Directors of the Company reduced the exercise price of outstanding options of employees and directors of the Company for the purchase of an aggregate of 23,575 shares of common stock of the Company (with exercise prices of $26 per share) to $1.09 per share, which was the closing price for the Company’s common stock on July 13, 2023.

(7) The restricted share award has a grant date of September 29,2022 and shall vest in three equal installments on January 1,2023, January 1,2024, and January 1, 2025.

(8) The restricted share award has a grant date of September 29,2022 and shall vest in three equal installments on January 1,2023, January 1,2024, and January 1, 2025.

(9) The restricted share award has a grant date of September 29,2022 and shall vest in three equal installments on January 1,2023, January 1,2024, and January 1, 2025.

On February 14, 2024, the compensation committee of the Board of Directors of the Company granted restricted stock awards under the 2017 Plan to Ronen Luzon, Or Kles and Billy Pardo, pursuant to which they were issued 300,000 restricted shares, 150,000 restricted shares and 150,000 restricted shares, respectively. The restricted stock shall vest in three equal installments on January 1, 2025, January 1, 2026 and January 1, 2027, conditioned upon continuous employment with the Company, and subject to accelerated vesting upon a change in control of the Company.

Director Compensation

The following table sets forth compensation information for our non-employee directors for the year ended December 31, 2023.

Name	Fees earned or paid in cash ($)(1)	Option awards ($)(1)(2)	Total ($)
Oren Elmalih	14,000	-	14,000
Oron Barnitzky	14,000	-	14,000
Arik Kaufman	14,000	-	14,000
Guy Zimmerman	12,500	-	12,500

(1)	Fees for the year 2023 are based on average US$/NIS representative exchange rates of NIS 3.69.

(2)	Amounts in this column represent the grant date fair value of options granted to the non-employee directors during 2022 computed in accordance with FASB ASC Topic 718. These amounts do not necessarily correspond to the actual value that may be realized by the non-employee directors. The assumptions made in valuing the options reported in this column are discussed in Note 14 to our financial statements for the year ended December 31, 2023.

We compensate our non-employee directors for their service as a member of our board. Mr. Luzon received no separate compensation for board service. Mr. Luzon’s compensation is set forth above in the Summary Compensation Table.

Each non-employee director is entitled to receive a per meeting fee of $325. Non-employee directors are also reimbursed for their travel and reasonable out-of-pocket expenses incurred in connection with attending board and committee meetings, to the extent that attendance is required by the board or the committee(s) on which that director serves.

On February 14, 2024, the compensation committee of the Board of Directors of the Company granted restricted stock units under the 2017 Plan to each non-employee director, pursuant to which they were each issued 20,000 restricted stock units. The restricted stock units vest on January 1, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Holders and Management

The following table sets forth certain information regarding beneficial ownership of shares of our common stock as of March 9, 2024 by (i) each person known to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group. Except as otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable.

Beneficial Owner(1)	Shares of Common Stock Beneficially Owned		Percentage(2)

Executive officers and directors:
Ronen Luzon	588,095	(3)	11.4%
Or Kles	179,760	(4)	3.4%
Billy Pardo	588,095	(5)	11.4%
Arik Kaufman	1,267	(7)	*
Oren Elmaliah	1,267	(8)	*
Oron Branitzky	1,267	(9)	*
Guy Zimmerman	-		-
All Executive Officers and Directors as a Group (7 persons)	771,656		15.0%

*	Less than 1%

(1) The address of each person is c/o My Size, Inc., 4 HaYarden St., P.O.B. 1026, Airport City, Israel 7010000 unless otherwise indicated herein.

(2) The calculation in this column is based upon 5,131,668 shares of common stock outstanding on March 9, 2024. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the subject securities. Shares of common stock that are currently exercisable or exercisable within 60 days of March 9, 2024 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage beneficial ownership of such person, but are not treated as outstanding for the purpose of computing the percentage beneficial ownership of any other person

(3) Consists of (i) 400,000 shares of restricted stock granted under the 2017 Plan, (ii) options to purchase up to 8,001 shares of our common stock, and (iii) 174,000 shares of restricted stock granted to Billy Pardo, Ronen Luzon’s spouse under the 2017 Plan, and (iv) options to purchase up to 6,094 shares of our common stock which are hel by .Ms. Pardo. Mr. Luzon may be deemed to beneficially hold the securities of us held by Ms. Pardo.

(4) Consists of (i) 174,000 shares of restricted stock granted under the 2017 Plan, and (ii) an option to purchase 5,760 shares of our common stock. Does not include an aggregate of 119,760 shares of restricted stock over which Mr. Kles has been designated the initial proxy to vote such shares pursuant to a voting agreement entered into between Whitehole S.L., Twinbel S.L. and EGI Acceleration, S.L.

(5) Consists of (i) 174,000 shares of restricted stock granted under the 2017 Plan, (ii) options to purchase up to 6,094 shares of our common stock, (iii) 400,000 shares of restricted stock which are held by Ronen Luzon, Billy Pardo’s spouse, and (v) options to purchase up to 8,001 shares of our common stock which are held by Mr. Luzon. Ms. Pardo may be deemed to beneficially hold the securities of the Company held by Mr. Luzon.

(7) Consists of options to purchase up to 1,294 shares of our common stock.

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

On December 27, 2023, our stockholders approved an increase in the shares available for issuance under the 2017 Equity Plan from 289,000 shares to 1,040,000 shares.

The following table summarizes information about our equity compensation plans and individual compensation arrangements as of December 31, 2023.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	122,144	1.09	757,879
Equity compensation plans not approved by security holders	-	-	-
Total	122,144	1.09	757,879

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During years ended December 31, 2023 and 2022, except for compensation arrangements described elsewhere herein and the transactions described below, we did not participate in any transaction, and we are not currently participating in any proposed transaction, or series of transactions, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holders, or any member of the immediate family of the foregoing persons had, or will have, a direct or indirect material interest.

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

Restricted Stock and Restricted Stock Unit Grants

Since our inception we have granted restricted stock and Restricted Stock Unit awards to our officers and directors. Such restricted stock award agreements may contain acceleration provisions upon certain merger, acquisition, or change of control transactions.

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

The Orgad Cash Consideration is payable to the Orgad Sellers in three installments, according to the following payment schedule: (i) $300,000 which we paid upon closing, (ii) $350,000 payable on the two-year anniversary of the closing, and (iii) $350,000 payable on the three-year anniversary of the closing, provided that in the case of the second and third installments certain revenue targets are met and subject further to certain downward post-closing adjustment. In February 2024, we paid the remaining $700,000 of the Orgad cash Consideration to the Orgad Sellers, net of a settlement amount of $275,000.

The Orgad Equity Consideration is payable to the Orgad Sellers according to the following payment schedule: (i) 55,801 shares were issued at closing, and (ii) 55,801 shares will be issued in eight equal quarterly installments until the lapse of two years from closing, subject to certain downward post-closing adjustment.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Somekh Chaikin, a member firm of KPMG International, located in Tel Aviv, Israel, PCAOB ID 1057, has served as our independent registered public accounting firm for 2023 and 2022. The following are Somekh Chaikin’s fees for professional services in each of the respective fiscal years:

Fee Category	2023	2022
Audit Fees	205,005	198,910
Tax Fees	33,166	30,667
Audit-related Fees	-	18,000
Total Fees	238,171	247,577

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

Audit-related Fees: Audit related Fees consist of due diligence services performed by an independent registered public accounting provided during the period.

Pre-Approval Policies and Procedures

In accordance with the Sarbanes-Oxley Act of 2002, as amended, our audit committee charter requires the audit committee to pre-approve all audit and permitted non-audit services provided by our independent registered public accounting firm, including the review and approval in advance of our independent registered public accounting firm’s annual engagement letter and the proposed fees contained therein. The audit committee has the ability to delegate the authority to pre-approve non-audit services to one or more designated members of the audit committee. If such authority is delegated, such delegated members of the audit committee must report to the full audit committee at the next audit committee meeting all items pre-approved by such delegated members. In the fiscal years ended December 31, 2023 and December 31, 2022 all of the services performed by our independent registered public accounting firm were pre-approved by the audit committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

The financial statements required by this Item are included beginning at page F-1.

(b)	Exhibits

See Exhibit Index

ITEM 16. FORM 10-K SUMMARY

Not applicable

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of My Size, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Form on Form 8-K filed on March 23, 2017)

3.2	Amended and Restated By-Laws of My Size, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on March 4, 2016)

3.3	Amendment to Amended and Restated Certificate of Incorporation of My Size, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 20, 2018)

3.4	Second Amended and Restated By-Laws of My Size, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 24, 2018)

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of My Size, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 18, 2019)

3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation of My Size, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 7, 2022)

3.7	Amendment No. 1 to Second Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 7, 2022)

3.8	Certificate of Amendment to Amended and Restated Certificate of Incorporation of My Size, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 7, 2022)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3/A filed on November 14, 2016)

4.2	Form of Warrant to Purchase Common Stock issued on February 2, 2018 (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K filed on March 27, 2019)

4.3	Description of Securities Registered under Section 12 (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K filed on March 19, 2020)

4.4	Form of Warrant (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1, Amendment No. 1, filed with the SEC on May 5, 2020.)

4.5	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-1, Amendment No. 1, filed with the SEC on May 5, 2020)

10.1	My Size, Inc. 2017 Equity Incentive Plan (incorporated by reference as an exhibit to the Company’s Definitive Proxy Statement on Schedule DEF 14A filed on March 2, 2017)

10.2	My Size, Inc. 2017 Consultant Equity Incentive Plan (incorporated by reference as an exhibit to the Company’s Definitive Proxy Statement on Schedule DEF 14A filed on March 2, 2017)

10.3	My Size, Inc. 2017 Stock Option Plan Israel Grantees Sub-Plan (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed on March 27, 2019)

10.4	Purchase Agreement between My Size, Inc. and Shoshana Zigdon dated as of February 16, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed on March 4, 2016)

10.5 +	Employment Agreement between My Size Israel 2014 Ltd. and Ronen Luzon dated November 18, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 19, 2018)

10.6 +	Employment Agreement between My Size Israel 2014 Ltd. and Or Kles dated November 18, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 19, 2018)

10.7 +	Employment Agreement between My Size Israel 2014 Ltd. and Billy Pardo dated November 18, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 19, 2018)

10.8	Form of Placement Agent Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 15, 2020)

10.9	Amendment to Purchase Agreement between My Size Israel 2014 Ltd., My Size, Inc. and Shoshana Zigdon (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q on August 16, 2021)

10.10	Form of Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 28, 2021)

10.11	Form of Placement Agent Warrant issued by the Company on October 28, 2021 (incorporated by reference to Exhibit 10.22 to the Company’s Form S-1 filed on November 12, 2021)

10.12	Form of Registration Rights Agreement, dated October 26, 2021, by and between the Company and the Purchasers (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 28, 2021)

10.13	Share Purchase Agreement dated as of February 7, 2022 between My Size Israel 2014 Ltd. and Amar Guy Shalom and Elad Bretfeld (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 8, 2022)

10.14	Form of Section 102 Capital Gain Restricted Stock Award Agreement under the Company’s 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2022)

10.15	Share Purchase Agreement, dated as of October 6, 2022, by and among My Size, Inc., Borja Cembrero Saralegui, Artiz Toree Garcia, Whitehold, S.L., Twinbel, S.L., and EGI Acceleration, S.L. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 12, 2022)

10.16	Form of Lock-Up Agreement by and among My Size, Inc. and the stockholders identified on the signature page thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on October 12, 2022)

10.17	Form of Voting Agreement by and among My Size, Inc. and the stockholders identified on the signature page thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on October 12, 2022)

10.18	My Size, Inc. Amendment to the My Size, Inc. 2017 Equity Plan (incorporated by reference to Appendix B to the Company’s definitive proxy statement filed with the SEC on November 4, 2022)

10.19	Form of Registered Direct Offering Securities Purchase Agreement, dated January 10, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2023)

10.20	Form of PIPE Securities Agreement, dated January 10, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2023)

10.21	Form of Registered Direct Pre-Funded Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2023)

10.22	Form of Series A and Series B Warrant (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2023)

10.23	Form of Private Placement Pre-Funded Warrant (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2023)

10.24	Form of Registration Rights Agreement, dated January 10, 2023 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2023)

10.25	Engagement Agreement, dated December 5, 2022 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2023)

10.26	Form of Placement Agent Warrant (incorporated by reference to Exhibit 10.36 to the Company’s Report on Form 10-K filed with the SEC on April 14, 2023)

10.27	Form of Inducement Letter (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 25, 2023)

10.28	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 25, 2023)

10.29	Form of Placement Agent Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 25, 2023)

10.30	My Size, Inc. Amendment to the My Size, Inc. 2017 Equity Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement filed with the SEC on November 24, 2023).

10.31*	Form of Section 102 Capital Gain Restricted Stock Award Agreement under the Company’s 2017 Equity Incentive Plan

21.1*	List of Subsidiaries

23.1*	Consent of Somekh Chaikin, a member firm of KPMG International, registered public accounting firm

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1*+	My Size, Inc. Executive Officer Clawback Policy

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Schema
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Label Linkbase
101.PRE*	Inline XBRL Taxonomy Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL document and contained in Exhibit 101)

*	Filed herewith.

+	Indicates a management contract or any compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 1 day of April, 2024.

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

Signature	Title	Date

/s/ Ronen Luzon	Chief Executive Officer and Director	April 1, 2024
Ronen Luzon	(Principle Executive Officer)

/s/ Or Kles	Chief Financial Officer	April 1, 2024
Or Kles	(Principal Financial and Accounting Officer)

/s/ Oren Elmaliah	Director	April 1, 2024
Oren Elmaliah

/s/ Arik Kaufman	Director	April 1, 2024
Arik Kaufman

/s/ Oron Branitzky	Director	April 1, 2024
Oron Branitzky

/s/ Guy Zimmerman	Director	April 1, 2024
Guy Zimmerman

