Form 10-Q
period 2024-03-31
My Size, Inc.
filed 2024-05-15
CIK 1211805

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of May 10, 2024, 641,498 shares of common stock, par value $0.001 per share were issued and outstanding.

MY SIZE, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2024

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

My Size, Inc. and Subsidiaries

Condensed Consolidated

Interim

Financial Statements

As of March 31, 2024

(unaudited)

U.S. Dollars in Thousands

1

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Financial Statements as of March 31, 2024 (Unaudited)

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Balance Sheets (Unaudited)

U.S. dollars in thousands (except share data and per share data)

	March 31,	December 31,
	2024	2023

Assets
Current Assets:
Cash and cash equivalents	1,136	2,187
Restricted cash	75	77
Short term deposit	-	22
Inventory	2,136	2,879
Account receivables	406	615
Other receivables and prepaid expenses	1,001	847
Total current assets	4,754	6,627

Long term deposits	7	7
Property and equipment, net	113	121
Operating right-of-use asset	48	351
Intangible assets	996	1,097
Goodwill	741	758
Investment in JV	-	24
Investment in marketable securities	11	6
Total non-current assets	1,916	2,364

Total assets	6,670	8,991

Liabilities and stockholders’ equity

Current liabilities:
Operating lease liability	53	158
Bank overdraft and short-term loans	582	158
Trade payables	1,114	2,154
Liabilities to Related parties	73	605
Other payables	877	803
Total current liabilities	2,699	3,878

Long-term loans	218	249
Operating lease liability	-	129
Total non-current liabilities	218	378

Total liabilities	2,917	4,256

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity:
Stock Capital -
Common stock of $0.001 par value - Authorized: 250,000,000 shares; Issued and outstanding: 641,459(*) and 452,724(*) as of March 31, 2024 and December 31, 2023, respectively	1	1
Additional paid-in capital	65,527	65,386
Accumulated other comprehensive loss	(878)	(771)
Accumulated deficit	(60,897)	(59,881)
Total stockholders’ equity	3,753	4,735
Total liabilities and stockholders’ equity	6,670	8,991

(*)	Adjusted to give retroactive effect of 1:8 Reverse stock split, see note 9 (a)

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Statements of Comprehensive Loss (Unaudited)

U.S. dollars in thousands (except share data and per share data)

	Three-Months Ended March 31,
	2024	2023

Revenues	2,984	720
Cost of revenues	(1,788)	(*)(1,147)
Gross profit	1,196	(427)

Operating expenses
Research and development	(132)	(342)
Sales and marketing	(1,102)	(679)
General and administrative	(1,033)	(1,044)

Total operating expenses	(2,267)	(2,065)

Operating loss	(1,071)	(2,492)
Financial income (expenses), net	55	(146)
Equity loss of equity method investees***	-	(34)
Loss before income taxes	(1,016)	(2,672)

Income tax benefit	-	18

Net loss	(1,016)	(2,654)
Other comprehensive loss:

Foreign currency translation differences	(107)	(15)

Total comprehensive loss	(1,123)	(2,669)

Basic and diluted loss per share**	(1.88)	(13.42)

Basic and diluted weighted average number of shares outstanding**	539,042	197,794

(*)	During the three months ended March 31, 2023, the Company recorded an inventory write-down of $643 due to the fire that occurred in its warehouse).

(**)	Adjusted to give retroactive effect of 1:8 reverse stock split, see note 9 (a).

(***)	During March 2024, the Company closed the joint venture (“JV”) in Brazil with Santista Têxtil.

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Statements of Changes in Stockholders’ Equity (Unaudited)

U.S. dollars in thousands (except share data and per share data)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number**	Amount**	capital**	loss	deficit	equity

Balance as of January 1, 2024	452,724	1	65,386	(771)	(59,881)	4,735
Stock-based compensation related to options granted to employees and consultants	80,000	*	138	-	-	138
Issuance of shares in Business Combination	4,360	*	3	-	-	3

Exercise of warrants and prefunded warrants	104,375	*	-	-	-	-
Total comprehensive loss	-	-	-	(107)	(1,016)	(1,123)
Balance as of March 31, 2024	641,459	1	65,527	(878)	(60,897)	3,753

(*)	Represents an amount less than $1.

(**)	Adjusted to give retroactive effect of 1:8 reverse stock split, see note 9 (a).

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number**	Amount**	capital**	loss	deficit	equity

Balance as of January 1, 2023	183,015	1	58,673	(637)	(53,501)	4,536
Stock-based compensation related to options granted to employees and consultants	-	-	101	-	-	101
Issuance of shares business combination	-	-	35	-	-	35
Issuance of shares, net of issuance cost of $341	20,250	*	2,658	-	-	2,658
Exercise of warrants and prefunded warrants	102,583	*	1	-	-	1
Total comprehensive loss	-	-	-	(15)	(2,654)	(2,669)
Balance as of March 31, 2023	305,848	1	61,468	(652)	(56,155)	4,662

(*)	Represents an amount less than $1.

(**)	Adjusted to give retroactive effect of 1:8 reverse stock split, see note 9 (a).

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number**	Amount**	capital**	loss	deficit	equity

Balance as of December 31, 2022	183,015	1	58,673	(637)	(53,501)	4,536

Stock-based compensation related to options and restricted shares granted to employees and consultants	(1,000)	(*)	453	-	-	453
Issuance of shares, net of issuance cost of $959	54,000	(*)	6,258	-	-	6,258
Issuance of Exercise of warrants and prefunded warrants	216,709	(*)	2	-	-	2
Total comprehensive loss	-	-	-	(134)	(6,380)	(6,514)
Balance as of December 31, 2023	452,724	1	65,386	(771)	(59,881)	4,735

(*)	Represents an amount less than $1.

(**)	Adjusted to give retroactive effect of 1:8 reverse stock split, see note 9 (a).

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Statements of Cash Flows (Unaudited)

U.S. dollars in thousands

	Three-Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	(1,016)	(2,654)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8	27
Change in operating lease right-of-use asset	98	31
Amortization of intangible assets	76	74
Change in liabilities to related parties	(525)	(23)
Interest of long-term liabilities	8	6
Interest paid	(5)	(6)
Revaluation of investment in marketable securities	(5)	14
Change in Investment in JV	-	34
Stock based compensation	138	136
Change in inventory	742	481
Change in deferred tax liabilities	-	(18)
Change in account receivables	209	903
Changes in operating lease liabilities	(47)	(37)
Change in other receivables and prepaid expenses	(150)	(30)
Change in trade payables	(1,014)	(1,403)
Change in other payables	66	152

Net cash used in operating activities	(1,417)	(2,313)

Cash flows from investing activities:
Proceeds from investment in JV	38	-
Proceeds from short-term deposits	22	-

Net cash provided by (used in) investing activities	60	-

Cash flows from financing activities:
Proceeds from issuance of shares, net of issuance costs	-	2,659
Loans received	500	-
Repayment of loans	(93)	(25)

Net cash provided by (used in) financing activities	407	2,634

Effect of exchange rate fluctuations on cash and cash equivalents	(103)	(8)

Increase (decrease) in cash, cash equivalents and restricted cash (*)	(1,053)	313
Cash, cash equivalents and restricted cash at the beginning of the period	2,264	2,363

Cash, cash equivalents and restricted cash at the end of the period	1,211	2,676

Non cash activities:
Change in operating lease right-of-use asset and liability	181	-

(*)	$1,051 relates to change in cash and cash equivalents and, $(2) to change in restricted cash for the three months ended March 31, 2024.

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

MY SIZE, INC. AND ITS SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 1 - General

a.

My Size, Inc (the “Company”). is developing unique measurement technologies based on algorithms with applications in a variety of areas, from the apparel e-commerce market, to the courier services market and to the Do It Yourself (“DIY”) smartphone and tablet apps market. The technology is driven by proprietary algorithms, which are able to calculate and record measurements in a variety of novel ways.

Following the acquisition of Naiz Fit Bespoke Technologies, S.L (“Naiz”) in October 2022, the Company expanded its offering outreach and customer base.

Following the acquisition of Orgad International Marketing Ltd. (“Orgad”) in February 2022, the Company also operates an omnichannel e-commerce platform.

The Company has six subsidiaries, My Size Israel 2014 Ltd (“My Size Israel”), Topspin Medical (Israel) Ltd., Orgad and Rotrade Ltd all of which are incorporated in Israel, My Size LLC which was incorporated in the Russian Federation and Naiz., a limited liability company incorporated under the laws of Spain. References to the Company include the subsidiaries unless the context indicates otherwise.

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

From September 1, 2005 to March 27, 2024, the Company’s common stock were traded on the Tel Aviv Stock Exchange.

b.

Since inception, the Company incurred significant losses and negative cash flows from operations and had an accumulated deficit of $60,897. The Company has financed its operations mainly through fundraising from various investors.

The Company’s management expects that the Company will continue to generate losses and negative cash flows from operations for the foreseeable future. Based on the projected cash flows and cash balances as of March 31, 2024, management is of the opinion that its existing cash will be sufficient to fund operations for a period less than 12 months. As a result, there is substantial doubt about the Company’s ability to continue as a going concern.

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

On April 15, 2024, the Company’s board of directors approved a 1-for-8 reverse stock split of the Company’s issued and outstanding shares of common stock. The reverse stock split was effected on April 19, 2024 with the Company’s shares beginning trading on a post-split basis on the Nasdaq Capital Market (“Nasdaq”) on April 23, 2024. The exercise prices of the Company’s outstanding warrants and net loss per share amounts were adjusted retroactively for all periods presented in these financial statements.

c.	In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on the Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. These attacks resulted in thousands of deaths and injuries, and Hamas additionally kidnapped many Israeli civilians and soldiers. Following the attack, Israel’s security cabinet declared war against Hamas and commenced a military campaign against Hamas and other terrorist organizations in parallel to their continued rocket and terror attacks. In addition, since the commencement of these events, there have been continued hostilities along Israel’s northern border with Lebanon (with the Hezbollah terror organization) and southern border (with the Houthi movement in Yemen). It is possible that hostilities with Hezbollah in Lebanon will escalate, and that other terrorist organizations, including Palestinian military organizations in the West Bank as well as other hostile countries will join the hostilities. In addition, Iran recently launched a direct attack on Israel involving hundreds of drones and missiles and has threatened to continue to attack Israel and is widely believed to be developing nuclear weapons. Iran is also believed to have a strong influence among extremist groups in the region, such as Hamas in Gaza, Hezbollah in Lebanon, the Houthi movement in Yemen and various rebel militia groups in Syria and Iraq. Such clashes may escalate in the future into a greater regional conflict.

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

The Company shut down its operation in Russia and expects to close down the subsidiary in the near future therefore the impact from the current situation is very limited.

MY SIZE, INC. AND ITS SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 2 - Significant Accounting Policies

a.	Unaudited condensed consolidated financial statements:

The accompanying unaudited condensed consolidated interim financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements are comprised of the financial statements of the Company. In management’s opinion, the interim financial data presented includes all adjustments necessary for a fair presentation. All intercompany accounts and transactions have been eliminated. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2024.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2023.

b.	Significant Accounting Policies:

The significant accounting policies followed in the preparation of these unaudited interim condensed consolidated financial statements are identical to those applied in the preparation of the latest annual financial statements.

c.	Critical accounting estimates:

ASC 350 requires goodwill to be tested for impairment at the reporting unit level at least annually, or between annual tests under certain circumstances, and written down when impaired. Goodwill is tested for impairment by comparing the fair value of the reporting unit with it carrying value.

Impairment charge of $671 as the carrying value of SaaS Solution reporting segment exceeded its expected fair value, as determined using a discounted cash flow model which is primarily based on management’s future revenue and cost estimates. This impairment charge was recorded within Impairment of Goodwill, within the Consolidated Statement of Operations, and within the SaaS Solution segment for the year ended December 31, 2023.

During the first quarter of 2024, there was no more likely than not indication of impairment, therefore no further impairment testing was required.

d.	Recent adopted accounting pronouncements:

In June 2022, the FASB issued ASC 2022-03 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring its fair value. The ASU also clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The ASU also introduces new disclosure requirements for equity securities subject to contractual sale restrictions. The ASU do not have a material impact on the Company consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU reduces the number of accounting models for convertible debt instruments and convertible preferred stock and amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. In addition, this ASU improves and amends the related earnings per share guidance. This standard became effective for the Company beginning on January 1, 2024. Adoption is either a modified retrospective method or a fully retrospective method of transition. The Company adopted this guidance effective January 1, 2024, and the adoption of this standard did not have a material impact on its consolidated financial statements.

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

	March 31, 2024
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial assets

Investment in marketable securities (*)		11

MY SIZE, INC. AND ITS SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 3 - Financial Instruments (Cont.)

	December 31, 2023
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial assets

Investment in marketable securities (*)	-	6	-

(*)	For the three-month period ended March 31, 2024 and 2023, the Company recognized gain (loss) (based on quoted market prices with a discount due to security restrictions on iMine shares) of the marketable securities was $5 and $(14), respectively.

Note 4 - Stock Based Compensation

The stock-based expense equity awards recognized in the financial statements for services received is related to Cost of Revenues, Research and Development, Sales and Marketing and General and Administrative expenses as shown in the following table:

	Three months ended March 31,
	2024	2023
Stock-based compensation expense – Cost of revenues	1	9
Stock-based compensation expense - Research and development	13	23
Stock-based compensation expense - Sales and marketing	16	40
Stock-based compensation expense - General and administrative	111	64
	141	136

MY SIZE, INC. AND ITS SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 4 - Stock Based Compensation (Cont.)

Stock Option Plan for Employees:

In March 2017, the Company adopted the My Size, Inc. 2017 Equity Incentive Plan (the “2017 Employee Plan”) pursuant to which the Company’s Board of Directors may grant stock options and other equity awards to officers and key employees. The total number of shares of common stock which may be granted to directors, officers, employees under this plan, is limited to 130,000 shares. Stock options can be granted with an exercise price equal to or less than the stock’s fair market value at the date of grant.

The fair value of each option award is estimated on the date of grant using the Binomial option-pricing model that used the weighted average assumptions in the following table. The risk free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant

2024 Grants
Dividend yield	0%
Expected volatility	86.22%
Risk-free interest	4.3%
Contractual term	2.0-2.8

On December 27, 2023, the Company’s stockholders approved an increase in the shares available for issuance under the 2017 Equity Incentive Plan from 36,125 shares to 130,000 shares.

On February 14, 2024, the Compensation Committee of the Company granted restricted common stock awards under the Company’s 2017 Equity Incentive Plan to Ronen Luzon, Or Kles and Billy Pardo, pursuant to which they were issued 37,500 restricted shares, 18,750 restricted shares and 18,750 restricted shares, respectively. The restricted shares shall vest in three equal installments on January 1, 2025, January 1, 2026 and January 1, 2027, conditioned upon continuous employment with the Company and subject to accelerated vesting upon a change in control of the Company. On the same day, the Company granted a total of 10,000 restricted stock units (“RSUs”) to its directors that will vest on January 1, 2025 and five-years options to purchase up to 6,875 shares of common stock to other employees of the Company at an exercise price of $3.832 per share. The options vesting period is over three years in three equal portions from the vesting commencement date.

During the three-month period ended March 31, 2024, the Company granted options, restricted stock and RSUs to purchase 91,875 shares of common stock under the 2017 Employee Plan (as described above), no options were exercised and no options were expired.

The total stock option compensation expense for employees during the three-month period ended March 31, 2024 and 2023 which was recorded was $67, and $101, respectively.

The total stock option compensation expense relating to the Orgad acquisition during the three-month period ended March 31, 2024 and 2023 which was recorded was $3 and $35, respectively.

Options issued to consultants:

In July 2023, the Company entered into a six month agreement (the “Consultant Agreement”) with a consultant (the “Consultant”) to provide services to the Company, including assisting the Company to promote, market and sell the Company’s technology to potential customers and make strategic introductions and inquiries with interested parties in the financial community. Pursuant to the Consultant Agreement and in partial consideration for such consulting services, the Company agreed to issue to Consultant (i) 5,000 shares of restricted common stock of the Company, (ii) a warrant to purchase 12,500 shares of common stock at an exercise price of $4.00 per share and exercisable for a term of 36 months from the date of issuance, and (iii) a warrant to purchase 12,500 shares of common stock at an exercise price of $6.00 per share and exercisable for a term of 36 months from the date of issuance.

The issuance was approved by the Company’s board of directors in February 2024.

During the three-month period ended March 31, 2024 and 2023, the Company recorded $71, and $0, respectively, as stock-based equity awards with respect to the Consultant.

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

Note 6 - Goodwill

During the third quarter of 2023, the Company merged its two software-as-a-service (“SaaS”) segments into one segment (see Note 7), which also resulted in a change in the Company’s composition of reporting units. In the Company’s financial reporting for March 31, 2024, comparative information for 2023 was restated to reflect the changes in reportable segments.

After the restructuring, the aggregate carrying amounts of goodwill allocated to each reporting unit are as follows:

	March 31
	2024	2023
SaaS Solutions	609	1,276
Fashion and equipment e-commerce platform	132	136
	741	1,412

MY SIZE, INC. AND ITS SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 7 – Operating Segments

Effective July 1, 2023 the Company merged its two SaaS segments into one segment, reducing its reportable segments from three to the following two segments: (i) fashion and equipment e-commerce platform, and (ii) SaaS based innovative artificial intelligence driven measurement solutions. This realignment reflects the way resources are allocated and performance is assessed by the Chief Operating Decision Maker. The fashion and equipment e-commerce platform which represents Orgad’s activity that was acquired by the Company in 2022, mainly operates on Amazon. The SaaS based innovative artificial intelligence driven measurement solutions, or SaaS Solutions operating segment consists of My Size Inc., My Size Israel, My Size LLC and Naiz Fit.

In the Company’s financial reporting for March 31, 2024, comparative information for 2023 was restated to reflect the changes in reportable segments.

Information related to the operations of the Company’s reportable operating segments is set forth below:

	Fashion and equipment e-commerce platform	SaaS Solutions	Total
As of the three month ended March 31, 2024
Revenues from external customers	2,807	177	2,984
Operating loss	(582)	(489)	(1,071)

Significant non-cash items:

Amortization	(27)	(49)	(76)

	Fashion and equipment e-commerce platform	Saas Solution
As of March 31, 2024:
Assets	4,251	2,419

	Fashion and equipment e-commerce platform	SaaS Solutions	Total
As of the three month ended March 31, 2023
Revenues from external customers	578	142	720
Operating loss	(1,677)	(815)	(2,492)

Significant non-cash items:

Amortization	(27)	(46)	(73)

	Fashion and equipment e-commerce platform	Saas Solution
As of March 31, 2023:
Assets	5,236	3,232

	Fashion and equipment e-commerce platform	SaaS Solutions	Total
As of the year ended December 31, 2023
Revenues from external customers	6,367	629	6,996
Operating loss	(3,356)	(3,385)	(6,741)

Significant non-cash items:

Amortization	(111)	(191)	(302)
Impairment of goodwill	-	(671)	(671)

MY SIZE, INC. AND ITS SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 7 – Operating Segments (Cont.)

	Fashion and equipment e-commerce platform	SaaS Solutions
As of December 31, 2023:
Assets	6,352	2,639

Long-lived assets, which includes investment in JV, property, plant and equipment and right of use assets, by geographic region are as follows:

	March 31,
	2024	2023

Israel	376	995
Spain	1,521	2,393
Other	-	66

	1,897	3,454

For the three-month period ended March 31, 2024, 80.06% of the Company’s total revenues were generated in the United states, no other foreign destination comprised 10.0% or more of the Company’s total revenues.

Note 8 – Significant events during the reporting period

a.	Further to note 16 to the Company’s 10-K for the year ended December 31, 2023, the Company agreed to pay to the former owners of Orgad, on the two-year and the three-year anniversary anniversaries of the closing of the transaction pursuant to which the Company acquired 100% of the shares and voting interests in Orgad, $350 in each of these years provided that in the case of the second and third instalments certain revenue targets are met and subject further to certain downward post-closing adjustment. In February 2024, the amount of $700 was fully paid to the former owners of Orgad net of a settlement amount of $275.

b.	On January 8, 2024, the Company provided a notice of six month termination to the lessor that the office lease agreement will end on July 8, 2024 instead of August 20, 2025.

As a result the Company reduced its “Right of use asset” against current liabilities as “Operating lease liability” and in the non-current liabilities as “Operating lease liability – long term” on the Company’s March 31, 2024 consolidated balance sheets in an amount of $181.

c.	During February 2024, the Company received a loan from commercial lender in an amount of $500. The loan bears interest at a fix rate of 6% of the principal and payable in installments during six month term.

MY SIZE, INC. AND ITS SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 9 – Subsequent events

a.	On April 15, 2024, the Company announced that the Board approved a one-for-eight reverse stock split of its common stock (the “Reverse Stock Split”). Upon the Reverse Stock Split every eight shares of the Company’s issued and outstanding common stock is automatically converted into one share of common stock, without any change in the par value per share. The reverse stock split was effected on April 19, 2024 with the Company’s shares beginning trading on a post-split basis on the Nasdaq on April 23, 2024. In addition, a proportionate adjustment was made to the per share exercise price and the number of shares issuable upon the exercise of all outstanding options and warrants entitling the holders to purchase common stock. Any fraction of a share of common stock that would otherwise have resulted from the Reverse Stock Split was rounded up to the next whole number.

b.	On November 3, 2023, the Company was notified, by the Nasdaq Listing Qualifications that the Company is not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) (the “Rule”) for continued listing on the Nasdaq. The Notification Letter provided that the Company had 180 calendar days, or until May 1, 2024, to regain compliance with the Rule. To regain compliance, the bid price of the Company’s common stock must have had a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. On May 7, 2024, the Company received a letter from Nasdaq that, for the 10 consecutive business days from April 23, 2024 to May 6, 2024, the closing bid price of the Company’s common stock had been at $1.00 per share or greater. Accordingly, the Company has regained compliance with Nasdaq Listing Rule 5550(a)(2) and Nasdaq considers the prior bid price deficiency matter now closed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that we believe to be relevant to an assessment and understanding of our results of operations and financial condition for the periods described. This discussion should be read together with our condensed consolidated interim financial statements and the notes to the financial statements, which are included in this Quarterly Report on Form 10-Q. This information should also be read in conjunction with the information contained in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission, or the SEC on April 1, 2024, or the Annual Report, including the consolidated annual financial statements as of December 31, 2023 and their accompanying notes included therein.

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended or the Exchange Act. Any statements in this Quarterly Report on Form 10-Q about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “believe,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan” and “would.” For example, statements concerning financial condition, possible or assumed future results of operations, growth opportunities, industry ranking, plans and objectives of management, markets for our common stock and future management and organizational structure are all forward-looking statements. Forward-looking statements are not guarantees of performance. They involve known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to differ materially from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement.

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

References to “U.S. dollars” and “$” are to currency of the United States of America, and references to “NIS” are to New Israeli Shekels. Unless otherwise indicated, U.S. dollar translations of NIS amounts presented in this Quarterly Report on Form 10-Q for three months ended on March 31, 2024 are translated using the rate of NIS 3.681 to $1.00.

All information in this Quarterly Report on Form 10-Q relating to shares or price per share reflects the 1-for-8 reverse stock split effected by us on April 19, 2024 with the shares beginning trading on a post-split basis on the Nasdaq Capital Market on April 23, 2024.

Overview

We are an omnichannel e-commerce platform and provider of AI-driven SaaS measurement solutions, including MySizeID and our subsidiaries, Naiz Fit, which provides SaaS technology solutions that solve size and fit issues and AI solutions for smarter design through data driven decisions for fashion ecommerce companies, and Orgad, an online retailer operating in the global markets. To date, we have generated almost all our revenue as a third-party seller on Amazon. Our advanced software and solutions assists us in supply chain, identifying products that can drive growth and provides a user-friendly experience and best customer service.

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

Recent Developments

Hamas-Israel War

In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on the Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. These attacks resulted in thousands of deaths and injuries, and Hamas additionally kidnapped many Israeli civilians and soldiers. Following the attack, Israel’s security cabinet declared war against Hamas and commenced a military campaign against Hamas and other terrorist organizations in parallel to their continued rocket and terror attacks. In addition, since the commencement of these events, there have been continued hostilities along Israel’s northern border with Lebanon (with the Hezbollah terror organization) and southern border (with the Houthi movement in Yemen). It is possible that hostilities with Hezbollah in Lebanon will escalate, and that other terrorist organizations, including Palestinian military organizations in the West Bank as well as other hostile countries will join the hostilities. In addition, Iran recently launched a direct attack on Israel involving hundreds of drones and missiles and has threatened to continue to attack Israel and is widely believed to be developing nuclear weapons. Iran is also believed to have a strong influence among extremist groups in the region, such as Hamas in Gaza, Hezbollah in Lebanon, the Houthi movement in Yemen and various rebel militia groups in Syria and Iraq. Such clashes may escalate in the future into a greater regional conflict.

Results of Operations

The table below provides our results of operations for the periods indicated.

	Three months ended March 31
	2024	2023
	(dollars in thousands)
Revenues	$2,984	$720
Cost of revenues	(1,788)	(1,147)
Gross profit (loss)	1,196	(427)
Research and development expenses	(132)	(342)
Sales and marketing	(1,102)	(679)
General and administrative	(1,033)	(1,044)
Operating loss	(1,071)	(2,492)
Financial income (expenses), net	55	(146)
Equity accounted losses	-	(34)
Income tax benefit	-	18
Net loss	$(1,016)	$(2,654)

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Revenues

Our revenues for the three months ended March 31, 2024 amounted to $2,984,000 compared to $720,000 for the three months ended March 31, 2023. The increase in the three months ended March 31, 2024 from the corresponding period is primarily attributable to an increase in Orgad sales.

Cost Of Revenues

Our cost of revenues expenses for the three months ended March 31, 2024 amounted to $1,788,000 compared to $1,147,000 for the three months ended March 31, 2023. The increase in comparison with the corresponding period was mainly due to an increase in revenues described above offset by an inventory mark-down of $643,000 due to the fire that occurred in Orgad’s warehouse during January 2023.

Research and Development Expenses

Our research and development expenses for the three months ended March 31, 2024 amounted to $132,000 compared to $342,000 for the three months ended March 31, 2023. The decrease from the corresponding period was mainly due to a decrease in salaries expenses due to reduced headcount and a decrease in subcontractor expenses.

Sales and Marketing Expenses

Our sales and marketing expenses for the three months ended March 31, 2024 amounted to $1,102,000 compared to $679,000 for the three months ended March 31, 2023. The increase primarily resulted from an increase in Amazon fees due to the increase in sales offset by a decrease in salary expenses due to reduced headcount, consultant expenses, travel and marketing expenses.

General and Administrative Expenses

Our general and administrative expenses for the three months ended March 31, 2024 amounted to $1,033,000 compared to $1,044,000 for the three months ended March 31, 2023.

Operating Loss

As a result of the foregoing, for the three months ended March 31, 2024, our operating loss was $1,071,000 a decrease of $1,421,000 or 57.0%, compared to our operating loss for the three months ended March 31, 2023 of $2,492,000.

Financial Income (Expenses), Net

Our financial income, net for the three months ended March 31, 2024 amounted to $55,000 compared to financial expense of $146,000 for the three months ended March 31, 2023 The increase compared to the corresponding period was mainly due to an increase in financial expenses exchange rate differences.

Net Loss

As a result of the foregoing, our net loss for the three months ended March 31, 2024 was $1,016,000, compared to net loss of $2,654,000 for the three months ended March 31, 2023. The decrease in net loss was mainly due to the reasons mentioned above.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through public and private offerings of debt and equity securities in the State of Israel and in the United States

As of March 31, 2024, we had cash, cash equivalents, and restricted cash of $1,211,000 compared to $2,264,000 of cash, cash equivalents and restricted cash as of December 31, 2023. This decrease primarily resulted from payments that were made to suppliers, resources that were deployed to grow both businesses and payments related to the Orgad acquisition.

Cash used in operating activities amounted to $1,417,000 for the three months ended March 31, 2024, compared to $2,313,000 for the three months ended March 31, 2023. The decrease in cash used in operating activity is derived mainly from a decrease in trade payables, account receivables and a decrease in the net loss offset by an increase in inventory and the net loss.

Net cash provided by investing activities was $60,000 or the three months ended March 31, 2024, compared to none for the three months ended March 31, 2023.

Net cash provided by financing activities was $407,000 for the three months ended March 31, 2024, compared to $2,676,000 for the three months ended March 31, 2023. The cash flow from financing activities for the three months ended March 31, 2024 resulted from a loan compared to the public and private offering that occurred in January 2023.

We expect that we will continue to generate losses and negative cash flows from operations for the foreseeable future. Based on the projected cash flows and cash balances as of March 31, 2024, we believe our existing cash will not be sufficient to fund operations for a period of more than 12 months. As a result, there is substantial doubt about our ability to continue as a going concern. We will need to raise additional capital, which may not be available on reasonable terms or at all. Additional capital would be used to accomplish the following:

●	finance our current operating expenses;

●	pursue growth opportunities;

●	hire and retain qualified management and key employees;

●	respond to competitive pressures;

●	comply with regulatory requirements; and

●	maintain compliance with applicable laws.

Current conditions in the capital markets are such that traditional sources of capital may not be available to us when needed or may be available only on unfavorable terms. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions the current war between Israel and Hamas, and a number of other factors, many of which are outside our control, and on our financial performance. Accordingly, we cannot assure you that we will be able to successfully raise additional capital at all or on terms that are acceptable to us. If we cannot raise additional capital when needed, it may have a material adverse effect on our business, results of operations and financial condition.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities could result in substantial dilution for our current stockholders. The terms of any securities issued by us in future capital-raising transactions may be more favorable to new investors, and may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect on the holders of any of our securities then-outstanding. We may issue additional shares of our common stock or securities convertible into or exchangeable or exercisable for our common stock in connection with hiring or retaining personnel, option or warrant exercises, future acquisitions or future placements of our securities for capital-raising or other business purposes. The issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our common stock to decline and existing stockholders may not agree with our financing plans or the terms of such financings. In addition, we may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we issue, such as convertible notes and warrants, which may adversely impact our financial condition. Furthermore, any additional debt or equity financing that we may need may not be available on terms favorable to us, or at all. If we are unable to obtain such additional financing on a timely basis, we may have to curtail our development activities and growth plans and/or be forced to sell assets, perhaps on unfavorable terms, or we may have to cease our operations, which would have a material adverse effect on our business, results of operations and financial condition.

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

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles issued by the Financial Accounting Standards Board. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses during the reporting periods. Actual results may differ from these estimates under different assumptions or conditions.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2024 were effective.

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

Item 1A. Risk Factors.

Except as set forth below in this Item 1A and the Risk Factors included in our previous filings made with the SEC, there have been no material changes to our risk factors from those disclosed in “Part I. Item 1A. Risk Factors” in the Form 10-K filed with the SEC on April 1, 2024.

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

In addition, since the commencement of these events, there have been continued hostilities along Israel’s northern border with Lebanon (with the Hezbollah terror organization) and southern border (with the Houthi movement in Yemen). It is possible that hostilities with Hezbollah in Lebanon will escalate, and that other terrorist organizations, including Palestinian military organizations in the West Bank as well as other hostile countries will join the hostilities. Such clashes may escalate in the future into a greater regional conflict. In addition, Iran recently launched a direct attack on Israel involving hundreds of drones and missiles and has threatened to continue to attack Israel and is widely believed to be developing nuclear weapons. Iran is also believed to have a strong influence among extremist groups in the region, such as Hamas in Gaza, Hezbollah in Lebanon, the Houthi movement in Yemen and various rebel militia groups in Syria. These situations may potentially escalate in the future to more violent events which may affect Israel and us. Any armed conflicts, terrorist activities or political instability in the region could adversely affect business conditions, could harm our results of operations and could make it more difficult for us to raise capital. Parties with whom we do business may decline to travel to Israel during periods of heightened unrest or tension, forcing us to make alternative arrangements when necessary in order to meet our business partners face to face. In addition, the political and security situation in Israel may result in parties with whom we have agreements involving performance in Israel claiming that they are not obligated to perform their commitments under those agreements pursuant to force majeure provisions in such agreements. Further, in the past, the State of Israel and Israeli companies have been subjected to economic boycotts. Several countries still restrict business with the State of Israel and with Israeli companies. These restrictive laws and policies may have an adverse impact on our operating results, financial condition or the expansion of our business. Any hostilities involving Israel or the interruption or curtailment of trade between Israel and its trading partners could adversely affect our operations and results of operations. In recent years, the hostilities involved missile strikes against civilian targets in various parts of Israel, including areas in which our employees and some of our consultants are located, and negatively affected business conditions in Israel.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Except as set forth below and other than as disclosed in a Current Report on Form 8-K, there were no unregistered sales of equity securities by us during the three month period ended March 31, 2024.

In February 2024, we issued to a consultant 5,000 shares of shares of common stock, a warrant to purchase 12,500 shares of common stock at an exercise price of $4.00 per share and exercisable for a term of 36 months from the date of issuance, and a warrant to purchase 12,500 shares of common stock at an exercise price of $6.00 per share and exercisable for a term of 36 months from the date of issuance. The warrants and the shares underlying the warrants were offered and sold pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities Act since, among other things, the transactions did not involve a public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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

My Size, Inc.

Date: May 15, 2024	By:	/s/ Ronen Luzon
Ronen Luzon
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2024	By:	/s/ Or Kles
Or Kles
Chief Financial Officer (Principal Financial and Accounting Officer)

