Form 10-Q
period 2024-06-30
My Size, Inc.
filed 2024-08-12
CIK 1211805

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File No. 001-37370

MY SIZE, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0394637
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

HaNegev 4, POB 1026, Airport City, Israel, 7010000

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of August 1, 2024, 1,067,131 shares of common stock, par value $0.001 per share were issued and outstanding.

MY SIZE, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2024

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

My Size, Inc. and Subsidiaries

Condensed Consolidated

Interim

Financial Statements

As of June 30, 2024

(unaudited)

U.S. Dollars in Thousands

1

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Financial Statements as of June 30, 2024 (Unaudited)

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Balance Sheets (Unaudited)

U.S. dollars in thousands (except share data and per share data)

	June 30,	December 31,
	2024	2023

Assets
Current Assets:
Cash and cash equivalents	3,201	2,187
Restricted cash	74	77
Short term deposit	-	22
Inventory	1,793	2,879
Account receivables	329	615
Other receivables and prepaid expenses	807	847
Total current assets	6,204	6,627

Long term deposits	7	7
Property and equipment, net	107	121
Operating right-of-use asset	32	351
Intangible assets	919	1,097
Goodwill	733	758
Investment in JV	-	24
Investment in marketable securities	10	6
Total non-current assets	1,808	2,364

Total assets	8,012	8,991

Liabilities and stockholders’ equity

Current liabilities:
Operating lease liability	17	158
Bank overdraft and short-term loans	423	158
Trade payables	896	2,154
Liabilities to Related parties	70	605
Other payables	703	803
Total current liabilities	2,109	3,878

Long-term loans	193	249
Operating lease liability	15	129
Total non-current liabilities	208	378

Total liabilities	2,317	4,256

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity:
Stock Capital -
Common stock of $0.001 par value - Authorized: 250,000,000 shares; Issued and outstanding: 883,131(*) and 452,724(*) as of June 30, 2024 and December 31, 2023, respectively	1	1
Additional paid-in capital	68,425	65,386
Accumulated other comprehensive loss	(870)	(771)
Accumulated deficit	(61,861)	(59,881)
Total stockholders’ equity	5,695	4,735
Total liabilities and stockholders’ equity	8,012	8,991

(*)	Adjusted to give retroactive effect of 1:8 Reverse stock split, see note 8 (d)

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Statements of Comprehensive Loss (Unaudited)

U.S. dollars in thousands (except share data and per share data)

	Six-Months Ended June 30,		Three-Months Ended June 30,
	2024	2023	2024	2023

Revenues	4,963	2,010	1,979	1,290
Cost of revenues (*)	(2,783)	(1,918)	(995)	(771)
Gross profit	2,180	92	984	519

Operating expenses
Research and development	(263)	(569)	(131)	(227)
Sales and marketing	(1,933)	(1,646)	(831)	(967)
General and administrative	(1,932)	(1,923)	(899)	(879)

Total operating expenses	(4,128)	(4,138)	(1,861)	(2,073)
Operating loss	(1,948)	(4,046)	(877)	(1,554)
Financial income (expenses), net	(32)	(100)	(87)	46
Equity loss of equity method investees***	-	(39)	-	(5)
Loss before taxes	(1,980)	(4,185)	(964)	(1,513)

Taxes on income	-	240	-	222

Net loss	(1,980)	(3,945)	(964)	(1,291)
Other comprehensive income (loss):

Foreign currency translation differences	(99)	(39)	8	(24)

Total comprehensive loss	(2,079)	(3,984)	(956)	(1,315)

Basic and diluted loss per share**	(3.06)	(14.40)	(1.28)	(4.24)
Basic and diluted weighted average number of shares outstanding**	647,321	273,845	755,600	305,519

(*)	During the six months ended June 30, 2023, the Company recorded an inventory write-down of $643 due to the fire that occurred in its warehouse).

(**)	Adjusted to give retroactive effect of 1:8 reverse stock split, see note 8 (d).

(***)	In March 2024, the Company closed a joint venture (the “JV”) in Brazil with Santista Têxtil.

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Statements of Changes in Stockholders’ Equity (Unaudited)

U.S. dollars in thousands (except share data and per share data)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number**	Amount**	capital**	loss	deficit	equity

Balance as of January 1, 2024	452,724	1	65,386	(771)	(59,881)	4,735
Stock-based compensation related to options granted to employees and consultants	80,000	*	217	-	-	217
Issuance of shares post Business Combination	4,360	*	3	-	-	3
Effect of reverse stock split	74,683	*	-	-	-	-
Issuance of shares, net of issuance cost of $442 (***)	79,000	*	2,819	-	-	2,819
Exercise of shares in abeyance	192,364	*	-	-	-	-
Total comprehensive loss	-	-	-	(99)	(1,980)	(2,079)
Balance as of June 30, 2024	883,131	1	68,425	(870)	(61,861)	5,695

(*)	Represents an amount less than $1.
(**)	Adjusted to give retroactive effect of 1:8 reverse stock split, see note 8 (d).
(***)	See note 8 (f).

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number**	Amount**	Capital**	loss	deficit	equity

Balance as of January 1, 2023	183,015	1	58,673	(637)	(53,501)	4,536
Stock-based compensation related to options granted to employees and consultants	(1,000)	*	222	-	-	222
Issuance of shares, net of issuance cost of $341(**)	20,250	*	2,658	-	-	2,658
Exercise of warrants and prefunded warrants	102,583	*	1	-	-	1
Total comprehensive loss	-	-	-	(39)	(3,945)	(3,984)
Balance as of June 30, 2023	304,848	1	61,554	(676)	(57,446)	3,433

(*)	Represents an amount less than $1
(**)	Adjusted to give retroactive effect of 1:8 reverse stock split, see note 8 (d).

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number**	Amount**	Capital**	loss	deficit	equity

Balance as of April 1, 2024	641,459	1	65,527	(878)	(60,897)	3,753
Stock-based compensation related to options granted to employees and consultants	-		79	-	-	79
Effect of reverse stock split	74,683	*	-	-	-	-
Issuance of shares, net of issuance cost of $442 (***)	79,000	*	2,819	-	-	2,819
Exercise of warrants and prefunded warrants	87,989	*	-	-	-	-
Total comprehensive loss	-	-	-	8	(964)	(956)
Balance as of June 30, 2024	883,131	1	68,425	(870)	(61,861)	5,695

(*)	Represents an amount less than $1
(**)	Adjusted to give retroactive effect of 1:8 reverse stock split, see note 8 (d).
(***)	See note 8 (f).

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number**	Amount**	Capital**	loss	deficit	equity

Balance as of April 1, 2023	305,848	1	61,468	(652)	(56,155)	4,662
Stock-based compensation related to options granted to employees and consultants	(1,000)	*	86	-	-	86
Total comprehensive loss	-	-	-	(24)	(1,291)	(1,315)
Balance as of June 30, 2023	304,848	1	61,554	(676)	(57,446)	3,433

(*)	Represents an amount less than $1
(**)	Adjusted to give retroactive effect of 1:8 reverse stock split, see note 8 (d).

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number**	Amount**	capital**	loss	deficit	equity

Balance as of December 31, 2022	183,015	1	58,673	(637)	(53,501)	4,536

Stock-based compensation related to options and restricted shares granted to employees and consultants	(1,000)	(*)	453	-	-	453
Issuance of shares, net of issuance cost of $959	54,000	(*)	6,258	-	-	6,258
Exercise of shares in abeyance	216,709	(*)	2	-	-	2
Total comprehensive loss	-	-	-	(134)	(6,380)	(6,514)
Balance as of December 31, 2023	452,724	1	65,386	(771)	(59,881)	4,735

(*)	Represents an amount less than $1.

(**)	Adjusted to give retroactive effect of 1:8 reverse stock split, see note 8 (d).

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Statements of Cash Flows (Unaudited)

U.S. dollars in thousands

	Six-Months Ended June 30,
	2024	2023

Cash flows from operating activities:
Net loss	(1,980)	(3,945)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	16	16
Change in operating lease right-of-use asset	138	88
Amortization of intangible assets	76	151
Change in liabilities to related parties	(525)	(76)
Interest of long-term liabilities	41	11
Interest paid	(37)	(11)
Revaluation of investment in marketable securities	(4)	23
Change in Investment in JV	-	39
Stock based compensation	217	222
Change in inventory	1,080	(95)
Change in deferred tax liabilities	-	(36)
Change in account receivable	282	1,119
Changes in operating lease liabilities	(97)	(68)
Change in other receivables and prepaid expenses	38	(205)
Change in trade payables	(1,212)	(888)
Change in other payables	(109)	15

Net cash used in operating activities	(2,076)	(3,640)

Cash flows from investing activities:
Proceeds from investment in JV	38	-
Proceeds from short-term deposits	22	-

Net cash used in investing activities	60	-

Cash flows from financing activities:
Proceeds from issuance of shares, net of issuance costs	2,819	2,658
Loans received	500	-
Repayment of loans	(358)	(62)

Net cash provided by financing activities	2,961	2,596

Effect of exchange rate fluctuations on cash and cash equivalents	66	(69)

Increase (decrease) in cash, cash equivalents and restricted cash (*)	1,011	(1,113)
Cash, cash equivalents and restricted cash at the beginning of the period	2,264	2,363

Cash, cash equivalents and restricted cash at the end of the period	3,275	1,250

Non cash activities:
Change in operating lease right-of-use asset and liability	181	-

(*)	$1,014 relates to change in cash and cash equivalents and, $(3) to change in restricted cash for the six months ended June 30, 2024.

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

MY SIZE, INC. AND ITS SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 1 - General

a.

My Size, Inc. (the “Company”) is developing unique measurement technologies based on algorithms with applications in a variety of areas, including the apparel e-commerce market, the courier services market and the Do It Yourself (“DIY”) smartphone and tablet apps market. The technology is driven by proprietary algorithms, which are able to calculate and record measurements in a variety of novel ways.

Following the acquisition of Naiz Fit Bespoke Technologies, S.L (“Naiz”) in October 2022, the Company expanded its offering outreach and customer base.

Following the acquisition of Orgad International Marketing Ltd. (“Orgad”) in February 2022, the Company also operates an omnichannel e-commerce platform.

The Company has six subsidiaries, My Size Israel 2014 Ltd. (“My Size Israel”), Topspin Medical (Israel) Ltd., Orgad and Rotrade Ltd., all of which are incorporated in Israel, My Size LLC, which is incorporated in the Russian Federation and Naiz, a limited liability company incorporated under the laws of Spain. References to the Company include the subsidiaries unless the context indicates otherwise.

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

From September 1, 2005 to March 27, 2024, the Company’s common stock was traded on the Tel Aviv Stock Exchange.

b.

Since inception, the Company has incurred significant losses and negative cash flows from operations and had an accumulated deficit of $61,861. The Company has financed its operations mainly through fundraising from various investors.

The Company’s management expects that the Company will continue to generate losses and negative cash flows from operations for the foreseeable future. Based on the projected cash flows and cash balances as of June 30, 2024, management is of the opinion that its existing cash will not be sufficient to fund operations for a period of more than 12 months. As a result, there is substantial doubt about the Company’s ability to continue as a going concern.

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

The war with Hamas has had an immaterial effect on its operations and financial results so far. This is attributable to its global footprint and the offices in Spain, which has become a hub for the Company’s sizing solutions business. The majority of Orgad’s inventory utilizes fulfillment by Amazon rather than fulfilling directly. Inventory is now maintained and orders are shipped from regional Amazon warehouses, thereby reducing exposure to inventory risk and contributing to operating efficiencies.

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

The Company shut down its operation in Russia and expected to close down its subsidiary, My Size LLC, but due to technical reasons it is expected to occur in the near future; therefore, the impact from the current situation is very limited.

MY SIZE, INC. AND ITS SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 2 - Significant Accounting Policies

a.	Unaudited condensed consolidated financial statements:

The accompanying unaudited condensed consolidated interim financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements are comprised of the financial statements of the Company. In management’s opinion, the interim financial data presented includes all adjustments necessary for a fair presentation. All intercompany accounts and transactions have been eliminated. Operating results for the six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2024.

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

During the first and second quarters of 2024, there was no more likely than not indication of impairment; therefore, no further impairment testing was required.

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

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU reduces the number of accounting models for convertible debt instruments and convertible preferred stock and amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. In addition, this ASU improves and amends the related earnings per share guidance. This standard became effective for the Company beginning on January 1, 2024. Adoption is either a modified retrospective method or a fully retrospective method of transition. The Company adopted this guidance effective January 1, 2024, and the adoption of this standard did not have a material impact on its consolidated financial statements.

Note 3 – Financial Instruments

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, other receivables, trade payables and accounts payable approximate their fair value due to the short-term maturities of such instruments.

The Company holds share certificates in iMine Corporation (“iMine”), formerly known as Diamante Minerals, Inc., a publicly traded company on the OTCQB.

Due to sales restrictions on the sale of the iMine shares, the fair value of the shares was measured on the basis of the quoted market price for an otherwise identical unrestricted equity instrument of the same issuer that trades in a public market, adjusted to reflect the effect of the sales restrictions and is therefore, ranked as Level 2 assets.

	June 30, 2024
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial assets

Investment in marketable securities (*)	-	10	-

MY SIZE, INC. AND ITS SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 3 - Financial Instruments (Cont.)

	December 31, 2023
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial assets

Investment in marketable securities (*)	-	6	-

(*)	For the six and three-month periods ended June 30, 2024 and 2023, the Company recognized gain (loss) (based on quoted market prices with a discount due to security restrictions on iMine shares) of the marketable securities was $4, $(21), $(1) $and $(7), respectively.

Note 4 - Stock Based Compensation

The stock-based expense equity awards recognized in the financial statements for services received is related to Cost of Revenues, Research and Development, Sales and Marketing and General and Administrative expenses as shown in the following table:

	Six months ended June 30,		Three months ended June 30,
	2024	2023	2024	2023

Stock-based compensation expense – Cost of revenues	1	15	-	6
Stock-based compensation expense - Research and development	29	29	16	6
Stock-based compensation expense - Sales and marketing	24	55	8	15
Stock-based compensation expense - General and administrative	166	123	55	59

	220	222	79	86

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

On February 14, 2024, the Compensation Committee of the Company granted restricted common stock awards under the Company’s 2017 Equity Incentive Plan to Ronen Luzon, Or Kles and Billy Pardo, pursuant to which they were issued 37,500 restricted shares, 18,750 restricted shares and 18,750 restricted shares, respectively. The restricted shares shall vest in three equal installments on January 1, 2025, January 1, 2026 and January 1, 2027, conditioned upon continuous employment with the Company and subject to accelerated vesting upon a change in control of the Company. On the same day, the Company granted a total of 10,000 restricted stock units (“RSUs”) to its directors that will vest on January 1, 2025 and five-years options to purchase up to 6,875 shares of common stock to other employees of the Company at an exercise price of $3.832 per share. The option vesting period is over three years in three equal portions from the vesting commencement date.

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

During the six and three-month periods ended June 30, 2024, the Company granted options, restricted stock and RSUs to purchase 91,875 and 0 shares of common stock under the 2017 Employee Plan (as described above), respectively. No options were exercised and 4,000 options expired.

The total stock option compensation expense for employees during the six and three-month periods ended June 30, 2024 and 2023 was $146, $79, $162 and $44, respectively.

The total stock option compensation expense relating to the Orgad acquisition during the six and three-month periods ended June 30, 2024 and 2023 was $3, $0, $60 and $118, respectively.

Options issued to consultants:

In July 2023, the Company entered into a six month agreement (the “Consultant Agreement”) with a consultant (the “Consultant”) to provide services to the Company, including assisting the Company to promote, market and sell the Company’s technology to potential customers and make strategic introductions and inquiries with interested parties in the financial community. Pursuant to the Consultant Agreement and in partial consideration for such consulting services, the Company issued to the Consultant (i) 5,000 shares of restricted common stock of the Company, (ii) a warrant to purchase 12,500 shares of common stock at an exercise price of $4.00 per share and exercisable for a term of 36 months from the date of issuance, and (iii) a warrant to purchase 12,500 shares of common stock at an exercise price of $6.00 per share and exercisable for a term of 36 months from the date of issuance.

The issuance was approved by the Company’s board of directors in February 2024.

During the six and three-month periods ended June 30, 2024, the Company recorded $71 and $0, respectively, as stock-based equity awards with respect to the Consultant. No expenses were recorded in the fiscal year ended December 31, 2023 with respect to the Consultant.

MY SIZE, INC. AND ITS SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 5 - Contingencies and Commitments

a.	On August 7, 2018, the Company commenced an action against North Empire LLC (“North Empire”) in the Supreme Court of the State of New York, County of New York for breach of a Securities Purchase Agreement (the “Agreement”) in which it is seeking damages in an amount to be determined at trial, but in no event less than $616. On August 2, 2018, North Empire filed a Summons with Notice against the Company, also in the same Court, in which they allege damages in an amount of $11,400 arising from an alleged breach of the Agreement. On September 6, 2018 North Empire filed a Notice of Discontinuance of the action it had filed on August 2, 2018. On September 27, 2018, North Empire filed an answer and asserted counterclaims in the action commenced by the Company against them, alleging that the Company failed to deliver stock certificates to North Empire causing damage to North Empire in the amount of $10,958. North Empire also filed a third-party complaint against the Company’s CEO and now former Chairman of the Board asserting similar claims against them in their individual capacities. On October 17, 2018, the Company filed a reply to North Empire’s counterclaims. On November 15, 2018, the Company’s CEO and now former Chairman of the Board filed a motion to dismiss North Empire’s third-party complaint. On January 6, 2020, the Court granted the motion and dismissed the third-party complaint. Discovery has been completed and both parties have filed motions for summary judgment in connection with the claims and counterclaims. On December 30, 2021, the Court denied both the Company and North Empire’s motions for summary judgment, arguing there were factual issues to be determined at trial. On January 26, 2022, the Company filed a notice of appeal of the summary judgment decision. On February 3, 2022, the Company filed a motion to reargue the Court’s decision denying the Company’s motion for summary judgment. North Empire will file its opposition papers on or before March 31, 2022, and the Company will file reply papers on April 29, 2022. On or about September 12, 2022, the Court issued its Decision and Order denying the Company’s motion to reargue. North Empire filed its opposing brief on December 7, 2022. Both sides were given an opportunity to file a reply brief. The Company filed a reply brief on January 4, 2023 and North Empire filed its reply brief on January 13, 2023. The Appellate Court has scheduled oral argument for the appeal for February 7, 2023. Oral argument was held before the Appellate Court on February 7, 2023. On or about February 28, 2023, the Appellate Court filed its Decision and Order, which affirmed the lower court’s decisions regarding both the Company and North Empire’s motions for summary judgment and sent the case back to the Supreme Court. On March 13, 2023, the Supreme Court referred the case to its Alternative Dispute Program and ordered the cases to mediate. The mediation was held on July 26, 2023 and various settlement options were explored but the mediation did not lead to settlement. On December 21, 2023, a conference with the Court was held and the parties were given dates for various pre-trial filings. The parties are exploring a resolution and the Court has adjourned the pre-trial deadlines. On July 30, 2024, the parties provided the Court with a status update regarding a possible resolution of the action. As such, the Court has instructed the parties to provide a further update on August 13, 2024. The Company intends to vigorously defend any claims made by North Empire. The Company believes it is more likely than not that the counterclaims will be denied.

b.

In July 2024, the Company was served with a legal complaint filed by Shimon Shukron in the Magistrate’s Court in Herzliya for a monetary award in an amount of NIS 1,895,345 (approximately $510). The plaintiff alleges that due to the fire that broke out at Orgad’s warehouse in January 2023, the fire spread to the plaintiff’s business and caused heavy damage to the structure and contents, inventory of the business and loss of profits. The Company plans to file its statement of defense in September 2024. At this preliminary stage, before any fact finding and pre-trial procedures (including disclosure of documents) have been conducted and before the statement of defense has been prepared and filed, the Company cannot evaluate the chances of the claim to succeed.

Note 6 - Goodwill

During the third quarter of 2023, the Company merged its two software-as-a-service (“SaaS”) segments into one segment (see Note 7), which also resulted in a change in the Company’s composition of reporting units. In the Company’s financial reporting for June 30, 2024, comparative information for 2023 was restated to reflect the changes in reportable segments.

After the restructuring, the aggregate carrying amounts of goodwill allocated to each reporting unit are as follows:

	June 30
	2024	2023
SaaS Solutions	603	1,271
Fashion and equipment e-commerce platform	130	132
	733	1,403

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

In the Company’s financial reporting for six and three-month periods ended June 30, 2024, comparative information for 2023 was restated to reflect the changes in reportable segments.

Information related to the operations of the Company’s reportable operating segments is set forth below:

	Fashion and equipment e-commerce platform	SaaS Solutions	Total
As of the six months ended June 30, 2024
Revenues from external customers	4,623	340	4,963
Operating loss	(1,042)	(906)	(1,948)

	Fashion and equipment e-commerce platform	Saas Solution
As of June 30, 2024:	5,672	2,340
Assets

	Fashion and equipment e-commerce platform	SaaS Solutions	Total
As of the six months ended June 30, 2023
Revenues from external customers	1,738	272	2,010
Operating loss	(2,495)	(1,551)	(4,046)

MY SIZE, INC. AND ITS SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 7 – Operating Segments (Cont.)

	Fashion and equipment e-commerce platform	SaaS Solutions	Total
As of the three months ended June 30, 2024
Revenues from external customers	1,816	163	1,979
Operating loss	(460)	(417)	(877)

	Fashion and equipment e-commerce platform	SaaS Solutions	Total
As of the three months ended June 30, 2023
Revenues from external customers	1,160	130	1,290
Operating loss	(818)	(736)	(1,554)

	Fashion and equipment e-commerce platform	SaaS Solutions	Total
As of the year ended December 31, 2023
Revenues from external customers	6,367	629	6,996
Operating loss	(3,356)	(3,385)	(6,741)

	Fashion and equipment e-commerce platform	SaaS Solutions
As of December 31, 2023:
Assets	6,352	2,639

MY SIZE, INC. AND ITS SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 8 – Significant events during the reporting period

a.	Further to note 16 to the Company’s 10-K for the year ended December 31, 2023, which was filed with the SEC on April 1, 2024, the Company agreed to pay to the former owners of Orgad on the two-year and the three-year anniversary anniversaries of the closing of the transaction pursuant to which the Company acquired 100% of the shares and voting interests in Orgad, $350 in each of these years, provided that in the case of the second and third instalments certain revenue targets are met and subject further to certain downward post-closing adjustment. In February 2024, the amount of $700 was fully paid to the former owners of Orgad net of a settlement amount of $275.

b.	On January 8, 2024, the Company provided a notice of six month termination to the lessor that the office lease agreement will end on July 8, 2024 instead of August 20, 2025.

As a result the Company reduced its “Right of use asset” against current liabilities as “Operating lease liability” and in the non-current liabilities as “Operating lease liability – long term” on the Company’s June 30, 2024 consolidated balance sheets in an amount of $181.

c.	During February 2024, the Company received a loan from a commercial lender in an amount of $500. The loan bears interest at a fix rate of 6% of the principal and payable in installments during six month term.

d.	On April 19, 2024, the Company effected a one-for-eight reverse stock split of its common stock (the “Reverse Stock Split”) with the Company’s shares beginning trading on a post-split basis on the Nasdaq Capital Market on April 23, 2024. Upon the Reverse Stock Split, every eight shares of the Company’s issued and outstanding common stock was automatically converted into one share of common stock, without any change in the par value per share. In addition, a proportionate adjustment was made to the per share exercise price and the number of shares issuable upon the exercise of all outstanding options and warrants entitling the holders to purchase common stock. Any fraction of a share of common stock that would otherwise have resulted from the Reverse Stock Split was rounded up to the next whole number.

e.	On November 3, 2023, the Company was notified, by the Nasdaq Listing Qualifications that the Company is not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) (the “Rule”) for continued listing on the Nasdaq. The Notification Letter provided that the Company had 180 calendar days, or until May 1, 2024, to regain compliance with the Rule. To regain compliance, the bid price of the Company’s common stock must have had a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. On May 7, 2024, the Company received a letter from Nasdaq that, for the 10 consecutive business days from April 23, 2024 to May 6, 2024, the closing bid price of the Company’s common stock had been at $1.00 per share or greater. Accordingly, the Company has regained compliance with Nasdaq Listing Rule 5550(a)(2) and Nasdaq considers the prior bid price deficiency matter now closed.

f.

On May 16, 2024, the Company entered into an inducement offer letter agreement (the “Inducement Letter”) with a certain holder (the “Holder”) of certain of the Company’s existing warrants to purchase up to (i) 326,514 shares of the Company’s common stock issued on August 28, 2023 with a twenty-eight month term at an exercise price of $16.72 per share and (ii) 344,475 shares of the Company’s common stock issued on August 28, 2023 with a five and one-half year term at an exercise price of $16.72 per share, ((i) and (ii) collectively, the “Existing Warrants).

Pursuant to the Inducement Letter, the Holder agreed to exercise for cash its Existing Warrants to purchase an aggregate of 670,989 shares of the Company’s common stock at a reduced exercise price of $4.86 per share in consideration of the Company’s agreement to issue new common stock purchase warrants (the “New Warrants”) to purchase up to an aggregate of 1,341,978 shares of the Company’s common stock, at an exercise price of $4.61 per share. The Company received aggregate gross proceeds of approximately $3.26 million from the exercise of the Existing Warrants by the Holder, before deducting placement agent fees and other offering expenses payable by the Company. As of June 30, 2024, the Company issued to the Holder 166,989 of the shares exercised with the remaining  504,000 share held  in abeyance.

The Company engaged H.C. Wainwright & Co., LLC (the “Placement Agent”) to act as its exclusive placement agent in connection with the transactions contemplated by the Inducement Letter and paid the Placement Agent a cash fee equal to 7.0% of the aggregate gross proceeds received from the Holder’s exercise of the Existing Warrants, as well as a management fee equal to 1.0% of the gross proceeds from the exercise of the Existing Warrants. Upon exercise for cash of any New Warrants, the Company has agreed in certain circumstances to pay the Placement Agent a cash fee of 7.0% of the aggregate gross exercise price paid in cash with respect the exercise of the New Warrants, and a management fee of 1.0 % of the aggregate gross exercise price paid in cash with respect to the New Warrants. The Company also issued to the Placement Agent or its designees warrants (the “Placement Agent Warrants”) to purchase up to 46,969 shares of common stock (representing 7.0% of the Existing Warrants being exercised), which have the same terms as the New Warrants except the Placement Agent Warrants have an exercise price equal to $6.075 per share (125% of the reduced exercise price of the Existing Warrants). Similar to the New Warrants, the Placement Agent Warrants were immediately exercisable from the date of issuance until the five and one-half year anniversary of such date. In addition, the Company paid the Placement Agent up to $85 for non-accountable expenses and other out-of-pocket expenses and $16 for clearing fees.

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

References to “U.S. dollars” and “$” are to currency of the United States of America, and references to “NIS” are to New Israeli Shekels. Unless otherwise indicated, U.S. dollar translations of NIS amounts presented in this Quarterly Report on Form 10-Q for three months ended on June 30, 2024 are translated using the rate of NIS 3.759 to $1.00.

All information in this Quarterly Report on Form 10-Q relating to shares or price per share reflects the 1-for-8 reverse stock split effected by us on April 19, 2024 with the shares beginning trading on a post-split basis on the Nasdaq Capital Market on April 23, 2024.

Overview

We are an omnichannel e-commerce platform and provider of AI-driven software-as-a-service (“SaaS”) measurement solutions, including MySizeID and our subsidiaries, Naiz Fit, which provides SaaS technology solutions that solve size and fit issues and AI solutions for smarter design through data driven decisions for fashion ecommerce companies, and Orgad, an online retailer operating in the global markets. To date, we have generated almost all our revenue as a third-party seller on Amazon. Our advanced software and solutions assists us in the supply chain, identifying products that can drive growth and provides a user-friendly experience and best customer service.

Our flagship innovative tech product, MySizeID, enables shoppers to generate highly accurate measurements of their body to find the accurate fitting apparel by using our application on their mobile phone or through the MySizeID Widget: a simple questionnaire which uses a database collected over the years.

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

Recent Developments

Hamas-Israel War

In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on the Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. These attacks resulted in thousands of deaths and injuries, and Hamas additionally kidnapped many Israeli civilians and soldiers. Following the attack, Israel’s security cabinet declared war against Hamas and commenced a military campaign against Hamas and other terrorist organizations in parallel to their continued rocket and terror attacks. In addition, since the commencement of these events, there have been continued hostilities along Israel’s northern border with Lebanon (with the Hezbollah terror organization) and southern border (with the Houthi movement in Yemen). It is possible that hostilities with Hezbollah in Lebanon will escalate, and that other terrorist organizations, including Palestinian military organizations in the West Bank as well as other hostile countries will join the hostilities. In addition, Iran recently launched a direct attack on Israel involving hundreds of drones and missiles and has threatened to continue to attack Israel and is widely believed to be developing nuclear weapons. Iran is also believed to have a strong influence among extremist groups in the region, such as Hamas in Gaza, Hezbollah in Lebanon, the Houthi movement in Yemen and various rebel militia groups in Syria and Iraq. Such clashes may escalate in the future into a greater regional conflict. To date, the war with Hamas has had an immaterial effect on our operations and financial results. This is attributable to our global footprint and the offices in Spain, which has become a hub for our sizing solutions business and the majority of Orgad’s inventory utilizes fulfillment by Amazon rather than fulfilling directly.

Results of Operations

The table below provides our results of operations for the periods indicated.

	Three months ended June 30		Six months ended June 30
	2024	2023	2024	2023
	(dollars in thousands)		(dollars in thousands)
Revenues	$1,979	$1,290	$4,963	$2,010
Cost of revenues	(995)	(771)	(2,783)	(1,918)
Gross profit	984	519	2,180	92
Research and development expenses	(131)	(227)	(263)	(569)
Sales and marketing	(831)	(967)	(1,933)	(1,646)
General and administrative	(899)	(879)	(1,932)	(1,923)
Operating loss	(877)	(1,554)	(1,948)	(4,046)
Financial income (expenses), net	(87)	46	(32)	(100)
Equity accounted losses	-	(5)	-	(39)
Tax income	-	222	-	240
Net loss	$(964)	$(1,291)	$(1,980)	$(3,945)

Six and Three Months Ended June 30, 2024 Compared to Six and Three Months Ended June 30, 2023

Revenues

Our revenues for the six months ended June 30, 2024 amounted to $4,963,000 compared to $2,010,000 for the six months ended June 30, 2023. The increase in the six months ended June 30, 2024 from the corresponding period is primarily attributable to an increase in Orgad sales.

Our revenues for the three months ended June 30, 2024 amounted to $1,979,000 compared to $1,290,000 for the three months ended June 30, 2023. The increase in the three months ended June 30, 2024 from the corresponding period is primarily attributable to an increase in Orgad sales.

Cost Of Revenues

Our cost of revenues expenses for the six months ended June 30, 2024 amounted to $2,783,000 compared to $1,918,000 for the six months ended June 30, 2023. The increase in comparison with the corresponding period was mainly due to an increase in revenues described above offset by an inventory mark-down of $643,000 due to the fire that occurred in Orgad’s warehouse during January 2023.

Our cost of revenues expenses for the three months ended June 30, 2024 amounted to $995,000 compared to $771,000 for the three months ended June 30, 2023. The increase in comparison with the corresponding period was mainly due to an increase in revenues described above.

Research and Development Expenses

Our research and development expenses for the six months ended June 30, 2024 amounted to $263,000 compared to $569,000 for the six months ended June 30, 2023. The decrease from the corresponding period was mainly due to a decrease in salaries expenses due to reduced headcount and a decrease in subcontractor expenses.

Our research and development expenses for the three months ended June 30, 2024 amounted to $131,000 compared to $227,000 for the three months ended June 30, 2023. The decrease from the corresponding period was mainly due to a decrease in salaries expenses due to reduced headcount and a decrease in subcontractor expenses.

Sales and Marketing Expenses

Our sales and marketing expenses for the six months ended June 30, 2024 amounted to $1,933,000 compared to $1,646,000 for the six months ended June 30, 2023. The increase primarily resulted from an increase in Amazon fees due to the increase in sales offset by a decrease in salary expenses due to reduced headcount, consultant expenses, travel and marketing expenses.

Our sales and marketing expenses for the three months ended June 30, 2024 amounted to $831,000 compared to $967,000 for the three months ended June 30, 2023. The decrease primarily resulted from a decrease in salary expenses due to reduced headcount, consultant expenses, travel and marketing expenses offset by an increase in Amazon fees due to the increase in sales.

General and Administrative Expenses

Our general and administrative expenses for the six months ended June 30, 2024 amounted to $1,932,000 compared to $1,923,000 for the six months ended June 30, 2023.

Our general and administrative expenses for the three months ended June 30, 2024 amounted to $899,000 compared to $879,000 for the three months ended June 30, 2023.

Operating Loss

As a result of the foregoing, for the six months ended June 30, 2024, our operating loss was $1,948,000 a decrease of $2,098,000 or 51.9%, compared to our operating loss for the six months ended June 30, 2023 of $4,046,000.

As a result of the foregoing, for the three months ended June 30, 2024, our operating loss was $877,000 a decrease of $677,000 or 43.6%, compared to our operating loss for the three months ended June 30, 2023 of $1,554,000.

Financial Income (Expenses), Net

Our financial expenses, net for the six months ended June 30, 2024 amounted to $32,000 compared to financial expenses of $100,000 for the six months ended June 30, 2023 The decrease compared to the corresponding period was mainly due to a decrease in financial expenses exchange rate differences.

Our financial expenses, net for the three months ended June 30, 2024 amounted to $87,000 as opposed to financial income of $46,000 for the three months ended June 30, 2023. During the three months ended June 30, 2024, we had financial expenses mainly from exchange rate differences whereas in the three months ended June 30, 2023 we had financial income from exchange rate differences.

Net Loss

As a result of the foregoing, our net loss for the six months ended June 30, 2024 was $1,980,000, compared to net loss of $3,945,000 for the six months ended June 30, 2023. The decrease in net loss was mainly due to the reasons mentioned above.

As a result of the foregoing, our net loss for the three months ended June 30, 2024 was $964,000, compared to net loss of $1,291,000 for the three months ended June 30, 2023. The decrease in net loss was mainly due to the reasons mentioned above.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through public and private offerings of debt and equity securities in the State of Israel and in the United States

As of June 30, 2024, we had cash, cash equivalents, and restricted cash of $3,275,000 compared to $2,264,000 of cash, cash equivalents and restricted cash as of December 31, 2023. This increase primarily resulted from the warrant repricing transaction that was completed in May 2024, offset by payments that were made to suppliers, resources that were deployed to grow our businesses and payments related to the Orgad acquisition.

Cash used in operating activities amounted to $2,076,000 for the six months ended June 30, 2024, compared to $3,640,000 for the six months ended June 30, 2023. The decrease in cash used in operating activity is derived mainly from a change in inventory and a decrease in the net loss offset by a change in account receivables and trade payables.

Net cash provided by investing activities was $60,000 or the six months ended June 30, 2024, compared to none for the six months ended June 30, 2023.

Net cash provided by financing activities was $2,961,000 for the six months ended June 30, 2024, compared to $2,596,000 for the six months ended June 30, 2023. The cash flow from financing activities for the six months ended June 30, 2024 resulted from the May 2024 warrant repricing transaction and a loan that was received compared to the public and private offering that occurred in January 2023.

We expect that we will continue to generate losses and negative cash flows from operations for the foreseeable future. Based on the projected cash flows and cash balances as of June 30, 2024, we believe our existing cash will not be sufficient to fund operations for a period of more than 12 months. As a result, there is substantial doubt about our ability to continue as a going concern. We will need to raise additional capital, which may not be available on reasonable terms or at all. Additional capital would be used to accomplish the following:

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2024 were effective.

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

North Empire LLC

On August 7, 2018, we commenced an action against North Empire LLC, or North Empire, in the Supreme Court of the State of New York, County of New York for breach of a Securities Purchase Agreement or Agreement in which we are seeking damages in an amount to be determined at trial, but in no event less than $616,000. On August 2, 2018, North Empire filed a Summons with Notice against us, also in the same Court, in which they allege damages in an amount of $11.4 million arising from an alleged breach of the Agreement. On September 6, 2018, North Empire filed a Notice of Discontinuance of the action it had filed on August 2, 2018. On September 27, 2018, North Empire filed an answer and asserted counterclaims in the action commenced by us against them, alleging that we failed to deliver stock certificates to North Empire causing damage to North Empire in the amount of $10,958,589. North Empire also filed a third-party complaint against our CEO and now former Chairman of the Board asserting similar claims against them in their individual capacities. On October 17, 2018, we filed a reply to North Empire’s counterclaims. On November 15, 2018, our CEO and now former Chairman of the Board filed a motion to dismiss North Empire’s third-party complaint. On January 6, 2020, the Court granted the motion and dismissed the third-party complaint. Discovery has been completed and both parties have filed motions for summary judgment in connection with the claims and counterclaims. On December 30, 2021, the Court denied both My Size and North Empire’s motions for summary judgment, arguing there were factual issues to be determined at trial. On January 26, 2022, the Company filed a notice of appeal of the summary judgment decision. On February 3, 2022, the Company filed a motion to reargue the Court’s decision denying the Company’s motion for summary judgment. On or about September 12, 2022, the Court issued its Decision and Order denying the Company’s motion to reargue. North Empire filed its opposing brief on December 7, 2022. Both sides were given an opportunity to file a reply brief. We filed our reply brief on January 4, 2023 and North Empire filed its reply brief on January 13, 2023. Oral argument was held before the Appellate Court on February 7, 2023. On or about February 28, 2023, the Appellate Court filed its Decision and Order, which affirmed the lower court’s decisions regarding both My Size and North Empire’s motions for summary judgment and sent the case back to the Supreme Court. On or about March 13, 2023, the Supreme Court referred the case to its Alternative Dispute Program and ordered the cases to mediate. The mediation was held on July 26, 2023 and various settlement options were explored but the mediation did not lead to settlement. On December 21, 2023, a conference with the Court was held and the parties were given dates for various pre-trial filings. The parties are exploring a resolution and the Court has adjourned the pre-trial deadlines. On July 30, 2024, the parties provided the Court with a status update regarding a possible resolution of the action. As such, the Court has instructed the parties to provide a further update on August 13, 2024. We intend to vigorously defend any claims made by North Empire. We believe it is more likely than not that the counterclaims will be denied.

Shimon Shukron

In July 2024, we were served with a legal complaint filed by Shimon Shukron in the Magistrate’s Court in Herzliya for a monetary award in an amount of NIS 1,895,345 (approximately $510,000). The plaintiff alleges that due to the fire that broke out at Orgad’s warehouse in January 2023, the fire spread to the plaintiff’s business and caused heavy damage to the structure and contents, inventory of the business and loss of profits. We expect to file our statement of defense in September 2024. At this preliminary stage, before any fact finding and pre-trial procedures (including disclosure of documents) have been conducted and before the statement of defense has been prepared and filed, we cannot evaluate the chances of the claim to succeed.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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

My Size, Inc.

Date: August 12, 2024	By:	/s/ Ronen Luzon
Ronen Luzon
Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2024	By:	/s/ Or Kles
Or Kles
Chief Financial Officer (Principal Financial and Accounting Officer)

