Form 10-Q
period 2024-09-30
My Size, Inc.
filed 2024-11-14
CIK 1211805

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of November 10, 2024, 1,260,131 shares of common stock, par value $0.001 per share were issued and outstanding.

MY SIZE, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2024

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

My Size, Inc. and Subsidiaries

Condensed Consolidated

Interim

Financial Statements

As of September 30, 2024

(unaudited)

U.S. Dollars in Thousands

1

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Financial Statements as of September 30, 2024 (Unaudited)

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Balance Sheets (Unaudited)

U.S. dollars in thousands (except share data and per share data)

	September 30,	December 31,
	2024	2023

Assets
Current Assets:
Cash and cash equivalents	2,371	2,187
Restricted cash	-	77
Short term deposit	-	22
Inventory	2,238	2,879
Account receivables	327	615
Other receivables and prepaid expenses	1,013	847
Total current assets	5,949	6,627

Long term deposits	7	7
Property and equipment, net	66	121
Operating right-of-use asset	27	351
Intangible assets	845	1,097
Goodwill	131	758
Investment in JV	-	24
Investment in marketable securities	7	6
Total non-current assets	1,083	2,364

Total assets	7,032	8,991

Liabilities and stockholders’ equity

Current liabilities:
Operating lease liability	16	158
Bank overdraft and short-term loans	123	158
Trade payables	1,329	2,154
Liabilities to Related parties	68	605
Other payables	849	803
Total current liabilities	2,385	3,878

Long-term loans	177	249
Operating lease liability	12	129
Total non-current liabilities	189	378

Total liabilities	2,574	4,256

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity:
Stock Capital -
Common stock of $0.001 par value - Authorized: 250,000,000 shares; Issued and outstanding: 1,169,131(*) and 452,724(*) as of September 30, 2024 and December 31, 2023, respectively	1	1
Additional paid-in capital	68,514	65,386
Accumulated other comprehensive loss	(896)	(771)
Accumulated deficit	(63,161)	(59,881)
Total stockholders’ equity	4,458	4,735
Total liabilities and stockholders’ equity	7,032	8,991

(*)	Adjusted to give retroactive effect of 1:8 reverse stock split effected in April 2024, see note 8 (d)

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Statements of Comprehensive Loss (Unaudited)

U.S. dollars in thousands (except share data and per share data)

	Nine-Months Ended September 30,		Three-Months Ended September 30,
	2024	2023	2024	2023

Revenues	6,802	4,166	1,839	2,156
Cost of revenues (*)	(3,831)	(2,698)	(1,048)	(780)
Gross profit	2,971	1,468	791	1,376

Operating expenses
Research and development	(352)	(811)	(89)	(242)
Sales and marketing	(2,670)	(2,598)	(737)	(952)
General and administrative	(2,572)	(3,210)	(640)	(1,287)
Impairment of goodwill	(631)	-	(631)	-

Total operating expenses	(6,225)	(6,619)	(2,097)	(2,481)
Operating loss	(3,254)	(5,151)	(1,306)	(1,105)
Financial income (expenses), net	(26)	(78)	6	22
Equity loss of equity method investees***	-	(48)	-	(9)
Loss before taxes	(3,280)	(5,277)	(1,300)	(1,092)

Taxes on income	-	200	-	(40)

Net loss	(3,280)	(5,077)	(1,300)	(1,132)
Other comprehensive income (loss):

Foreign currency translation differences	(125)	(75)	(26)	(36)

Total comprehensive loss	(3,405)	(5,152)	(1,326)	(1,168)

Basic and diluted loss per share**	(4.21)	(17.52)	(1.25)	(3.52)
Basic and diluted weighted average number of shares outstanding**	779,319	289,373	1,040,446	319,922

(*)	During the nine months ended September 30, 2023, the Company recorded an inventory write-down of $643 due to the fire that occurred in its warehouse.

(**)	Adjusted to give retroactive effect of 1:8 reverse stock split effected in April 2024, see note 8 (d).

(***)	In March 2024, the Company closed a joint venture (the “JV”) in Brazil with Santista Têxtil.

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Statements of Changes in Stockholders’ Equity (Unaudited)

U.S. dollars in thousands (except share data and per share data)

	Common stock			Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number**		Amount**	capital**	loss	deficit	equity

Balance as of January 1, 2024	452,724		1	65,386	(771)	(59,881)	4,735
Stock-based compensation related to options granted to employees and consultants	80,000		*	306	-	-	306
Issuance of shares for sellers post Business Combination	4,360		*	3	-	-	3
Effect of reverse stock split	74,683		*	-	-	-	-
Issuance of shares, net of issuance cost of $442 (***)	79,000		*	2,819	-	-	2,819
Exercise of shares in abeyance	478,364	****	*	-	-	-	-
Total comprehensive loss	-		-	-	(125)	(3,280)	(3,405)
Balance as of September 30, 2024	1,169,131		1	68,514	(896)	(63,161)	4,458

(*)	Represents an amount less than $1.
(**)	Adjusted to give retroactive effect of 1:8 reverse stock split effected in April 2024, see note 8 (d).
(***)	See note 8 (f).
(****)	104,375 shares relates to the August 2023 inducement letter deal - see note 13 (d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number	Amount	capital	loss	deficit	equity

Balance as of January 1, 2023	183,015	1	58,673	(637)	(53,501)	4,536
Stock-based compensation related to options granted to employees and consultants	(1,000)	*	290	-	-	290
Issuance of shares, net of issuance cost of $959 (**)	54,000	*	6,258	-	-	6,258
Exercise of warrants and prefunded warrants	136,710	*	-	-	-	-
Total comprehensive loss	-	-	-	(75)	(5,077)	(5,152)
Balance as of September 30, 2023	372,725	1	65,221	(712)	(58,578)	5,932

(*)	Represents an amount less than $1
(**)	Adjusted to give retroactive effect of 1:8 reverse stock split effected in April 2024, see note 8 (d).

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number**	Amount**	Capital**	loss	deficit	equity

Balance as of July 1, 2024	883,131	1	68,425	(870)	(61,861)	5,695
Stock-based compensation related to options granted to employees and consultants	-	-	89	-	-	89
Exercise of shares in abeyance	286,000	*	-	-	-	-
Total comprehensive loss	-	-	-	(26)	(1,300)	(1,326)
Balance as of September 30, 2024	1,169,131	1	68,514	(896)	(63,161)	4,458

(*)	Represents an amount less than $1

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number	Amount	capital	loss	deficit	equity

Balance as of July 1, 2023	304,848	1	61,554	(676)	(57,446)	3,433
Stock-based compensation related to options granted to employees and consultants	-	-	68	-	-	68
Issuance of shares, net of issuance cost of $518	33,750	*	3,599	-	-	3,599
Exercise of prefunded warrants	34,127	*	-	-	-	-
Total comprehensive loss	-	-	-	(36)	(1,132)	(1,168)
Balance as of September 30, 2023	372,725	1	65,221	(712)	(58,578)	5,932

(*)	Represents an amount less than $1
(**)	Adjusted to give retroactive effect of 1:8 reverse stock split effected in April 2024, see note 8 (d).

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Statements of Cash Flows (Unaudited)

U.S. dollars in thousands

	Nine-Months Ended September 30,
	2024	2023

Cash flows from operating activities:
Net loss	(3,280)	(5,077)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	33	27
Loss on disposition of property and equipment	28	-
Change in operating lease right-of-use asset	142	130
Amortization of intangible assets	227	226
Change in liabilities to related parties	(525)	36
Interest of long-term liabilities	43	16
Interest paid	(38)	(16)
Revaluation of investment in marketable securities	(1)	21
Change in Investment in JV	-	52
Stock based compensation	306	290
Change in inventory	633	(1,530)
Impairment of goodwill	631	-
Change in deferred tax liabilities	-	(328)
Change in account receivable	285	1,165
Changes in operating lease liabilities	(103)	(101)
Change in other receivables and prepaid expenses	(165)	(351)
Change in trade payables	(774)	271
Change in other payables	35	259

Net cash used in operating activities	(2,523)	(4,910)

Cash flows from investing activities:
Proceeds from investment in JV	38	-
Proceeds from short-term deposits	22	-

Net cash provided by investing activities	60	-

Cash flows from financing activities:
Proceeds from issuance of shares, net of issuance costs	2,819	6,257
Loans received	500	350
Repayment of loans	(693)	(377)

Net cash provided by financing activities	2,626	6,230

Effect of exchange rate fluctuations on cash and cash equivalents	(56)	84

Increase in cash, cash equivalents and restricted cash (*)	107	1,404
Cash, cash equivalents and restricted cash at the beginning of the period	2,264	2,363

Cash, cash equivalents and restricted cash at the end of the period	2,371	3,767

Non cash activities:
Change in operating lease right-of-use asset and liability	181	-

(*)	$184 relates to change in cash and cash equivalents and, $(77) to change in restricted cash for the nine months ended September 30, 2024.

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

The Company has six subsidiaries, My Size Israel 2014 Ltd. (“My Size Israel”), Topspin Medical (Israel) Ltd., Orgad and Rotrade Ltd., all of which are incorporated in Israel, My Size LLC, which is incorporated in the Russian Federation, and Naiz, a limited liability company incorporated under the laws of Spain. References to the Company include the subsidiaries unless the context indicates otherwise.

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

From September 1, 2005 to March 27, 2024, the Company’s common stock was traded on the Tel Aviv Stock Exchange.

b.

Since inception, the Company has incurred significant losses and negative cash flows from operations and had an accumulated deficit of $63,161. The Company has financed its operations mainly through fundraising from various investors.

The Company’s management expects that the Company will continue to generate losses and negative cash flows from operations for the foreseeable future. Based on the projected cash flows and cash balances as of September 30, 2024, management is of the opinion that its existing cash will not be sufficient to fund operations for a period of more than 12 months. As a result, there is substantial doubt about the Company’s ability to continue as a going concern.

Management’s plans include the continued commercialization of the Company’s products, reduction in its operating expenses and net losses and securing sufficient financing through the sale of additional equity securities, debt or capital inflows from strategic partnerships. Additional funds may not be available when the Company needs them, on terms that are acceptable to it, or at all. If the Company is unsuccessful in commercializing its products and securing sufficient financing, it may need to cease operations.

The financial statements include no adjustments for measurement or presentation of assets and liabilities, which may be required should the Company fail to operate as a going concern.

c.	In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on the Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. These attacks resulted in thousands of deaths and injuries, and Hamas additionally kidnapped many Israeli civilians and soldiers. Following the attack, Israel’s security cabinet declared war against Hamas and commenced a military campaign against Hamas and other terrorist organizations in parallel to their continued rocket and terror attacks. In addition, since the commencement of these events, there have been continued hostilities along Israel’s northern border with Lebanon (with the Hezbollah terror organization) and on other fronts from various extremist groups in region, such as the Houthi movement in Yemen and various rebel militia groups in Syria and Iraq. Israel has carried out a number of targeted strikes on sites belonging to these terror organizations and in October 2024, Israel began limited ground operations against Hezbollah in Lebanon. In addition, Iran recently launched direct attacks on Israel involving hundreds of drones and missiles and has threatened to continue to attack Israel and is widely believed to be developing nuclear weapons. Iran is also believed to have a strong influence among extremist groups in the region, such as Hamas in Gaza, Hezbollah in Lebanon, the Houthi movement in Yemen and various rebel militia groups in Syria and Iraq. Such clashes may escalate in the future into a greater regional conflict.

The security situation in Israel has had an immaterial effect on its operations and financial results so far. This is attributable to its global footprint and the offices in Spain, which has become a hub for the Company’s sizing solutions business. The majority of Orgad’s inventory utilizes fulfillment by Amazon rather than fulfilling directly. Inventory is now maintained in and orders are shipped from regional Amazon warehouses, thereby reducing exposure to inventory risk and contributing to operating efficiencies.

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

The Company shut down its operation in Russia and is expected to close down its subsidiary, My Size LLC, but due to technical reasons it is expected to occur in the near future; therefore, the impact from the current situation is very limited.

MY SIZE, INC. AND ITS SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 2 - Significant Accounting Policies

a.	Unaudited condensed consolidated financial statements:

The accompanying unaudited condensed consolidated interim financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements are comprised of the financial statements of the Company. In management’s opinion, the interim financial data presented includes all adjustments necessary for a fair presentation. All intercompany accounts and transactions have been eliminated. Operating results for the three months and nine months ended September 30, 2024, and 2023 and cash flows for the nine months ended September 30, 2024, and 2023 are not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2024.

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

An impairment charge of $631 was recorded as the carrying value of SaaS Solution reporting segment exceeded its expected fair value, as determined using a discounted cash flow model which is primarily based on management’s future revenue and cost estimates. This impairment charge was recorded within Impairment of goodwill, within the Consolidated Statement of Operations, and within the SaaS Solution segment for three months ended September 30, 2024. See note 6- Goodwill.

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

e.	Recently issued accounting standards not yet adopted:

In November 2024, the FASB issued ASU No. 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The ASU improves the disclosures about a public business entity’s expenses and provides more detailed information about the types of expenses in commonly presented expense captions. The amendments require that at each interim and annual reporting period an entity will, inter alia, disclose amounts of purchases of inventory, employee compensation, depreciation and amortization included in each relevant expense caption (such as cost of sales, SG&A and research and development).

The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating this ASU to determine its impact on the Company’s disclosures.

Note 3 – Financial Instruments

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, other receivables, trade payables, accounts payable and short and long term loans approximate their fair value due to the short-term maturities of such instruments.

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

	September 30, 2024
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial assets

Investment in marketable securities (*)	-	7	-

MY SIZE, INC. AND ITS SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 3 - Financial Instruments (Cont.)

	December 31, 2023
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial assets

Investment in marketable securities (*)	-	6	-

(*)	For the nine and three-month periods ended September 30, 2024 and 2023, the Company recognized gain (loss) (based on quoted market prices with a discount due to security restrictions on iMine shares) of the marketable securities was $1, $(21), $(3) and $(7), respectively.

Note 4 - Stock Based Compensation

The stock-based expense equity awards recognized in the financial statements for services received is related to Cost of Revenues, Research and Development, Sales and Marketing and General and Administrative expenses as shown in the following table:

	Nine months ended September 30,		Three months ended September 30,
	2024	2023	2024	2023

Stock-based compensation expense – Cost of revenues	1	19	-	4
Stock-based compensation expense - Research and development	45	51	16	22
Stock-based compensation expense - Sales and marketing	37	71	13	16
Stock-based compensation expense - General and administrative	226	149	60	26

	309	290	89	68

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

The compensation cost resulting from the grant is approximately $314 and is expected to be recognized over a period of 3 years.

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

During the nine and three-month periods ended September 30, 2024, the Company granted options, restricted stock and RSUs to purchase 91,875 and 0 shares of common stock under the 2017 Employee Plan (as described above), respectively. No options were exercised and 6,657 options expired.

The total stock option compensation expense for employees during the nine and three-month periods ended September 30, 2024 and 2023 was $235, $214, $89 and $52, respectively.

The total stock option compensation expense relating to the Orgad acquisition during the nine and three-month periods ended September 30, 2024 and 2023 was $3, $0, $76 and $16, respectively.

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

During the nine and three-month periods ended September 30, 2024, the Company recorded $71 and $0, respectively, as stock-based equity awards with respect to the Consultant. No expenses were recorded in the fiscal year ended December 31, 2023 with respect to the Consultant.

MY SIZE, INC. AND ITS SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 5 - Contingencies and Commitments

a.	On August 7, 2018, the Company commenced an action against North Empire LLC (“North Empire”) in the Supreme Court of the State of New York, County of New York for breach of a Securities Purchase Agreement (the “Agreement”) in which it is seeking damages in an amount to be determined at trial, but in no event less than $616. On August 2, 2018, North Empire filed a Summons with Notice against the Company, also in the same Court, in which they allege damages in an amount of $11,400 arising from an alleged breach of the Agreement. On September 6, 2018 North Empire filed a Notice of Discontinuance of the action it had filed on August 2, 2018. On September 27, 2018, North Empire filed an answer and asserted counterclaims in the action commenced by the Company against them, alleging that the Company failed to deliver stock certificates to North Empire causing damage to North Empire in the amount of $10,958. North Empire also filed a third-party complaint against the Company’s CEO and now former Chairman of the Board asserting similar claims against them in their individual capacities. On October 17, 2018, the Company filed a reply to North Empire’s counterclaims. On November 15, 2018, the Company’s CEO and now former Chairman of the Board filed a motion to dismiss North Empire’s third-party complaint. On January 6, 2020, the Court granted the motion and dismissed the third-party complaint. Discovery has been completed and both parties have filed motions for summary judgment in connection with the claims and counterclaims. On December 30, 2021, the Court denied both the Company and North Empire’s motions for summary judgment, arguing there were factual issues to be determined at trial. On January 26, 2022, the Company filed a notice of appeal of the summary judgment decision. On February 3, 2022, the Company filed a motion to reargue the Court’s decision denying the Company’s motion for summary judgment. North Empire will file its opposition papers on or before March 31, 2022, and the Company will file reply papers on April 29, 2022. On or about September 12, 2022, the Court issued its Decision and Order denying the Company’s motion to reargue. North Empire filed its opposing brief on December 7, 2022. On March 13, 2023, the Supreme Court referred the case to its Alternative Dispute Program and ordered the cases to mediate. The mediation was held on July 26, 2023 and various settlement options were explored but the mediation did not lead to settlement. On December 21, 2023, a conference with the Court was held and the parties were given dates for various pre-trial filings. In October, 2024, the parties agreed on settlement terms and are finalizing the settlement documents, including a global settlement with a third party with related claims. The Company recognized a loss of approximately $40 from the settlement agreement. After the parties sign the settlement agreement, the Company will file the stipulation to discontinue.

b.	In July 2024, the Company was served with a legal complaint filed by Shimon Shukron in the Magistrate’s Court in Herzliya for a monetary award in an amount of NIS 1,895,345 (approximately $510). The plaintiff alleges that due to the fire that broke out at Orgad’s warehouse in January 2023, the fire spread to the plaintiff’s business and caused heavy damage to the structure and contents, inventory of the business and loss of profits. The Company filed its statement of defense in September 2024. At this preliminary stage, the plaintiff did not provide sufficient documents to support his claims regarding the extent of the alleged damage. The Company is working on its damage evaluation analysis. As such, the Company cannot evaluate the chances of the claim to succeed.

Note 6 - Goodwill

As of September 30, 2024, the Company has experienced a triggering event in the reporting period due to sustained decreases in the Company’s share price and a decline in actual and forecasted operating results, prompting impairment assessments of goodwill and long-lived assets including definite-lived intangibles.

The table below indicates changes in the most significant inputs to the Company’s impairment analysis on each testing date since its last annual test for the SaaS based innovative artificial intelligence driven measurement solutions segment.

	Discount rate	Terminal growth rate	Revenue growth rate
Testing dates
December 31, 2023	25%	3%	15%-70%
September 30, 2024	25%	3%	4%-32%

In September 2024, the Company updated the forecasted future cash flows used in the impairment assessment, including revenues, margin, and capital expenditures to reflect current conditions. Other changes in valuation assumptions included selection of lower revenue growth rates based upon an assessment of current market conditions. As a result of this review, the Company did not identify an impairment to its definite-lived intangible assets or other long-lived assets, but the Company recorded a $631 non-deductible goodwill impairment charge for the quarter ended September 30, 2024 (level 3 fair value measurement).

This impairment charge was recorded within Impairment of goodwill, within the Consolidated Statement of Operations, and within the SaaS based innovative artificial intelligence driven measurement solutions segment for the nine months ended September 30, 2024.

The table below indicates changes in the most significant inputs to the Company’s impairment analysis on each testing date since its last annual test for Fashion and equipment e-commerce platform segment.

	Discount rate	Terminal growth rate	Revenue growth rate
Testing dates
December 31, 2023	21.5%	3%	12.4%-50%
September 30, 2024	22%	3%	7.5%-36.5%

In September 2024, the Company updated the forecasted future cash flows used in the impairment assessment, including revenues, margin, and capital expenditures to reflect current conditions. Other changes in valuation assumptions included selection of lower revenue growth rates based upon an assessment of current market conditions. As a result of this review, the Company did not identify an impairment to its definite-lived intangible assets or other long-lived assets or for its goodwill for the quarter ended September 30, 2024 (level 3 fair value measurement).

After the restructuring, the aggregate carrying amounts of goodwill allocated to each reporting unit are as follows:

	September 30
	2024	2023
SaaS Solutions	-	1,273
Fashion and equipment e-commerce platform	131	128
	131	1,401

MY SIZE, INC. AND ITS SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 7 – Operating Segments

Effective July 1, 2023, the Company merged its two SaaS segments into one segment, reducing its reportable segments from three to the following two segments: (i) fashion and equipment e-commerce platform, and (ii) SaaS based innovative artificial intelligence driven measurement solutions. This realignment reflects the way resources are allocated and performance is assessed by the Chief Operating Decision Maker. The fashion and equipment e-commerce platform which represents Orgad’s activity that was acquired by the Company in 2022, mainly operates on Amazon. The SaaS based innovative artificial intelligence driven measurement solutions, or SaaS Solutions operating segment consists of My Size Inc., My Size Israel, My Size LLC and Naiz.

Information related to the operations of the Company’s reportable operating segments is set forth below:

	Fashion and equipment e-commerce platform	SaaS Solutions	Total
As of the nine months ended September 30, 2024
Revenues from external customers	6,290	512	6,802
Operating loss	(2,155)	(1,099)	(3,254)

	Fashion and equipment e-commerce platform	Saas Solution
As of September 30, 2024:	5,109	1,923
Assets

	Fashion and equipment e-commerce platform	SaaS Solutions	Total
As of the nine months ended September 30, 2023
Revenues from external customers	3,732	434	4,166
Operating loss	(2,936)	(2,215)	(5,151)

MY SIZE, INC. AND ITS SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 7 – Operating Segments (Cont.)

	Fashion and equipment e-commerce platform	SaaS Solutions	Total
As of the three months ended September 30, 2024
Revenues from external customers	1,667	172	1,839
Operating loss	(1,113)	(193)	(1,306)

	Fashion and equipment e-commerce platform	SaaS Solutions	Total
As of the three months ended September 30, 2023
Revenues from external customers	1,994	162	2,156
Operating loss	(440)	(665)	(1,105)

	Fashion and equipment e-commerce platform	SaaS Solutions	Total
As of the year ended December 31, 2023
Revenues from external customers	6,367	629	6,996
Operating loss	(3,356)	(3,385)	(6,741)

	Fashion and equipment e-commerce platform	SaaS Solutions
As of December 31, 2023:
Assets	6,352	2,639

MY SIZE, INC. AND ITS SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 8 – Significant events during the reporting period

a.	Further to note 16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on April 1, 2024, the Company agreed to pay to the former owners of Orgad on the two-year and the three-year anniversary of the closing of the transaction pursuant to which the Company acquired 100% of the shares and voting interests in Orgad, $350 in each of these years, provided that in the case of the second and third instalments certain revenue targets are met and subject further to certain downward post-closing adjustment. In February 2024, the amount of $700 was fully paid to the former owners of Orgad net of a settlement amount of $275.

b.	On January 8, 2024, the Company provided a notice of six month termination to the lessor that the office lease agreement will end on July 8, 2024 instead of August 20, 2025.

As a result the Company reduced its “Right of use asset” against current liabilities as “Operating lease liability” and in the non-current liabilities as “Operating lease liability – long term” on the Company’s September 30, 2024 consolidated balance sheets in an amount of $181.

c.	During February 2024, the Company received a loan from a commercial lender in an amount of $500. The loan bears interest at a fix rate of 6% of the principal and payable in installments during six month term. The Company repaid the loan in full by August 2024.

d.	On April 19, 2024, the Company effected a one-for-eight reverse stock split of its common stock (the “Reverse Stock Split”) with the Company’s shares beginning trading on a post-split basis on the Nasdaq Capital Market on April 23, 2024. Upon the effectiveness of the Reverse Stock Split, every eight shares of the Company’s issued and outstanding common stock was automatically converted into one share of common stock, without any change in the par value per share. In addition, a proportionate adjustment was made to the per share exercise price and the number of shares issuable upon the exercise of all outstanding options and warrants entitling the holders to purchase common stock. Any fraction of a share of common stock that would otherwise have resulted from the Reverse Stock Split was rounded up to the next whole number.

e.	On November 3, 2023, the Company was notified, by the Nasdaq Listing Qualifications that the Company is not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) (the “Rule”) for continued listing on the Nasdaq. The Notification Letter provided that the Company had 180 calendar days, or until May 1, 2024, to regain compliance with the Rule. To regain compliance, the bid price of the Company’s common stock must have had a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. On May 7, 2024, the Company received a letter from Nasdaq that, for the 10 consecutive business days from April 23, 2024 to May 6, 2024, the closing bid price of the Company’s common stock had been at $1.00 per share or greater. Accordingly, the Company has regained compliance with Nasdaq Listing Rule 5550(a)(2) and Nasdaq considers the prior bid price deficiency matter now closed.

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

Pursuant to the Inducement Letter, the Holder agreed to exercise for cash its Existing Warrants to purchase an aggregate of 670,989 shares of the Company’s common stock at a reduced exercise price of $4.86 per share in consideration of the Company’s agreement to issue new common stock purchase warrants (the “New Warrants”) to purchase up to an aggregate of 1,341,978 shares of the Company’s common stock, at an exercise price of $4.61 per share. The Company received aggregate gross proceeds of approximately $3.26 million from the exercise of the Existing Warrants by the Holder, before deducting placement agent fees and other offering expenses payable by the Company. As of September 30, 2024, the Company issued to the Holder 452,989 of the shares exercised with the remaining 218,000 share held in abeyance.

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

References to “U.S. dollars” and “$” are to currency of the United States of America, and references to “NIS” are to New Israeli Shekels. Unless otherwise indicated, U.S. dollar translations of NIS amounts presented in this Quarterly Report on Form 10-Q for three months ended on September 30, 2024 are translated using the rate of NIS 3.710 to $1.00.

All information in this Quarterly Report on Form 10-Q relating to shares or price per share reflects the 1-for-8 reverse stock split effected by us on April 19, 2024 with the shares beginning trading on a post-split basis on the Nasdaq Capital Market on April 23, 2024.

Overview

We are an omnichannel e-commerce platform and provider of AI-driven software-as-a-service (“SaaS”) measurement solutions, including MySizeID and our subsidiaries, Naiz Fit, which provides SaaS technology solutions that solve size and fit issues and AI solutions for smarter design through data driven decisions for fashion ecommerce companies, and Orgad, an online retailer operating in the global markets. To date, we have generated almost all our revenue as a third-party seller on Amazon. Our advanced software and solutions assist us in the supply chain, identifying products that can drive growth and provides a user-friendly experience and best customer service.

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

Recent Developments

Hamas-Israel War

In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on the Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. These attacks resulted in thousands of deaths and injuries, and Hamas additionally kidnapped many Israeli civilians and soldiers. Following the attack, Israel’s security cabinet declared war against Hamas and commenced a military campaign against Hamas and other terrorist organizations in parallel to their continued rocket and terror attacks. In addition, since the commencement of these events, there have been continued hostilities along Israel’s northern border with Lebanon (with the Hezbollah terror organization) and on other fronts from various extremist groups in region, such as the Houthi movement in Yemen and various rebel militia groups in Syria and Iraq. Israel has carried out a number of targeted strikes on sites belonging to these terror organizations and in October 2024, Israel began limited ground operations against Hezbollah in Lebanon. In addition, Iran recently launched direct attacks on Israel involving hundreds of drones and missiles and has threatened to continue to attack Israel and is widely believed to be developing nuclear weapons. Iran is also believed to have a strong influence among extremist groups in the region, such as Hamas in Gaza, Hezbollah in Lebanon, the Houthi movement in Yemen and various rebel militia groups in Syria and Iraq. Such clashes may escalate in the future into a greater regional conflict. To date, security situation in Israel has had an immaterial effect on our operations and financial results. This is attributable to our global footprint and the offices in Spain, which has become a hub for our sizing solutions business and the majority of Orgad’s inventory utilizes fulfillment by Amazon rather than fulfilling directly.

Results of Operations

The table below provides our results of operations for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(dollars in thousands)		(dollars in thousands)
Revenues	$1,839	$2,156	$6,802	$4,166
Cost of revenues	(1,048)	(780)	(3,831)	(2,698)
Gross profit	791	1,376	2,971	1,468
Research and development expenses	(89)	(242)	(352)	(811)
Sales and marketing	(737)	(952)	(2,670)	(2,598)
General and administrative	(640)	(1,287)	(2,572)	(3,210)
Impairment of goodwill	(631)	-	(631)	-
Operating loss	(1,306)	(1,105)	(3,254)	(5,151)
Financial income (expenses), net	6	22	(26)	(78)
Equity accounted losses	-	(9)	-	(48)
Tax income	-	(40)	-	200
Net loss	$(1,300)	$(1,132)	$(3,280)	$(5,077)

Nine and Three Months Ended September 30, 2024 Compared to Nine and Three Months Ended September 30, 2023

Revenues

Our revenues for the nine months ended September 30, 2024 amounted to $6,802,000 compared to $4,166,000 for the nine months ended September 30, 2023. The increase in the nine months ended September 30, 2024 from the corresponding period is primarily attributable to an increase in Orgad sales due to the fire occurred in the warehouse in January 2023.

Our revenues for the three months ended September 30, 2024 amounted to $1,839,000 compared to $2,156,000 for the three months ended September 30, 2023. The decrease in the three months ended September 30, 2024 from the corresponding period is primarily attributable to a decrease in Orgad sales due to low inventory and seasonality.

Cost Of Revenues

Our cost of revenues expenses for the nine months ended September 30, 2024 amounted to $3,831,000 compared to $2,698,000 for the nine months ended September 30, 2023. The increase in comparison with the corresponding period was mainly due to an increase in revenues described above offset by an inventory mark-down of $643,000 due to the fire that occurred in Orgad’s warehouse during January 2023.

Our cost of revenues expenses for the three months ended September 30, 2024 amounted to $1,048,000 compared to $780,000 for the three months ended September 30, 2023. The increase in comparison with the corresponding period was mainly due to an increase in shipping costs and cost of goods.

Research and Development Expenses

Our research and development expenses for the nine months ended September 30, 2024 amounted to $352,000 compared to $811,000 for the nine months ended September 30, 2023. The decrease from the corresponding period was mainly due to a decrease in salaries expenses due to reduced headcount and a decrease in subcontractor expenses.

Our research and development expenses for the three months ended September 30, 2024 amounted to $89,000 compared to $242,000 for the three months ended September 30, 2023. The decrease from the corresponding period was mainly due to a decrease in salaries expenses due to reduced headcount and a decrease in subcontractor expenses.

Sales and Marketing Expenses

Our sales and marketing expenses for the nine months ended September 30, 2024 amounted to $2,670,000 compared to $2,598,000 for the nine months ended September 30, 2023. The increase primarily resulted from an increase in Amazon fees due to an increase in sales offset by a decrease in salary expenses due to reduced headcount, consultant expenses, travel and marketing expenses.

Our sales and marketing expenses for the three months ended September 30, 2024 amounted to $737,000 compared to $952,000 for the three months ended September 30, 2023. The decrease primarily resulted from a decrease in salary expenses due to reduced headcount, consultant expenses, travel and marketing expenses offset by an increase in Amazon fees due to the increase in sales.

General and Administrative Expenses

Our general and administrative expenses for the nine months ended September 30, 2024 amounted to $2,572,000 compared to $3,210,000 for the nine months ended September 30, 2023. The decrease primarily resulted from a decrease in professional services and insurance expenses.

Our general and administrative expenses for the three months ended September 30, 2024 amounted to $640,000 compared to $1,287,000 for the three months ended September 30, 2023. The decrease primarily resulted from a decrease in professional services and insurance expenses.

Impairment of goodwill

We recorded a goodwill impairment charge of $631,000 for the three months ended September 30, 2024 as the carrying value of SaaS Solution reporting segment exceeded its expected fair value. No impairment was recorded for the three months ended September 30, 2023.

Operating Loss

As a result of the foregoing, for the nine months ended September 30, 2024, our operating loss was $3,254,000 a decrease of $1,897,000, or 36.8%, compared to our operating loss for the nine months ended September 30, 2023 of $5,151,000.

As a result of the foregoing, for the three months ended September 30, 2024, our operating loss was $1,306,000 an increase of $201,000, or 18.2%, compared to our operating loss for the three months ended September 30, 2023 of $1,105,000.

Financial Income (Expenses), Net

Our financial expenses, net for the nine months ended September 30, 2024 amounted to $26,000 compared to financial expenses of $78,000 for the nine months ended September 30, 2023 The decrease compared to the corresponding period was mainly due to a decrease in financial expenses exchange rate differences.

Our financial income, net for the three months ended September 30, 2024 amounted to $6,000 compared to financial income of $22,000 for the three months ended September 30, 2023. The decrease compared to the corresponding period was mainly due to a decrease in financial expenses exchange rate differences.

Net Loss

As a result of the foregoing, our net loss for the nine months ended September 30, 2024 was $3,280,000, compared to net loss of $5,077,000 for the nine months ended September 30, 2023. The decrease in net loss was mainly due to the reasons mentioned above.

As a result of the foregoing, our net loss for the three months ended September 30, 2024 was $1,300,000, compared to net loss of $1,132,000 for the three months ended September 30, 2023. The increase in net loss was mainly due to the reasons mentioned above.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through public and private offerings of debt and equity securities in the State of Israel and in the United States

As of September 30, 2024, we had cash, cash equivalents and restricted cash of $2,371,000 compared to $2,264,000 of cash, cash equivalents and restricted cash as of December 31, 2023. This increase primarily resulted from the warrant repricing transaction that was completed in May 2024, offset by payments that were made to suppliers, resources that were deployed to grow our businesses and payments related to the Orgad acquisition.

Cash used in operating activities amounted to $2,523,000 for the nine months ended September 30, 2024, compared to $4,910,000 for the nine months ended September 30, 2023. The decrease in cash used in operating activity is derived mainly from a change in inventory, impairment of goodwill and a decrease in the net loss offset by a change in account receivables, trade payables and liabilities to related parties.

Net cash provided by investing activities was $60,000 or the nine months ended September 30, 2024, compared to none for the nine months ended September 30, 2023.

Net cash provided by financing activities was $2,626,000 for the nine months ended September 30, 2024, compared to $6,230,000 for the nine months ended September 30, 2023. The cash flow from financing activities for the nine months ended September 30, 2024 resulted from the May 2024 warrant repricing transaction and a loan that was received in February 2024 compared to the public and private offerings that occurred in January and August 2023.

We expect that we will continue to generate losses and negative cash flows from operations for the foreseeable future. Based on the projected cash flows and cash balances as of September 30, 2024, we believe our existing cash will not be sufficient to fund operations for a period of more than 12 months. As a result, there is substantial doubt about our ability to continue as a going concern. We will need to raise additional capital, which may not be available on reasonable terms or at all. Additional capital would be used to accomplish the following:

●	finance our current operating expenses;

●	pursue growth opportunities;

●	hire and retain qualified management and key employees;

●	respond to competitive pressures;

●	comply with regulatory requirements; and

●	maintain compliance with applicable laws.

Current conditions in the capital markets are such that traditional sources of capital may not be available to us when needed or may be available only on unfavorable terms. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions, the security situation in Israel, and a number of other factors, many of which are outside our control, and on our financial performance. Accordingly, we cannot assure you that we will be able to successfully raise additional capital at all or on terms that are acceptable to us. If we cannot raise additional capital when needed, it may have a material adverse effect on our business, results of operations and financial condition.

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

Goodwill impairment assessment

We determine the fair value of our reporting units using the income approach. According to the income, we use discounted cash flows to estimate the fair value. Cash flow projections require us to make significant estimates of revenue growth rates and operating margins, taking into consideration the industry’s and market’s conditions. The discount rate used is based on the weighted average cost of capital, adjusted for the relevant risk associated with business-specific characteristics.

Examples of critical estimates in valuing certain of the intangible assets we have acquired or may acquire in the future include but are not limited to the discount rate, the terminal growth rate and the revenue growth rate.

We have experienced a pair of triggering events in the period ended September 30, 2024 due to sustained decreases in our share price and a decline in actual and forecasted operating results, prompting impairment assessments of goodwill and long-lived assets, including definite-lived intangibles.

The table below indicates changes in the most significant inputs to our impairment analysis on each testing date since its last annual test.

	Discount rate	Terminal growth rate	Revenue growth rate
Testing dates
December 31, 2023	25%	3%	15%-70%
September 30, 2024	25%	3%	4%-32%

In September 2024, we updated the forecasted future cash flows used in the impairment assessment, including revenues, margin, and capital expenditures to reflect current conditions. Other changes in valuation assumptions included selection of lower revenue multiples based upon an assessment of current market conditions. As a result of this review, we did not identify an impairment to its definite-lived intangible assets or other long-lived assets.

Based on our analysis, we determined that the carrying value of our SaaS Solutions reporting unit exceeded its fair value and an impairment charge of $631,000 was recorded. The analysis was done for the Fashion and equipment e-commerce platform reporting unit as well, but the reporting value exceeds its carrying amount.

The table below indicates changes in the most significant inputs to our impairment analysis on each testing date since its last annual test for Fashion and equipment e-commerce platform segment.

	Discount rate	Terminal growth rate	Revenue growth rate
Testing dates
December 31, 2023	21.5%	3%	12.4%-50%
September 30, 2024	22%	3%	7.5%-36.5%

In September 2024, we updated the forecasted future cash flows used in the impairment assessment, including revenues, margin, and capital expenditures to reflect current conditions. Other changes in valuation assumptions included selection of lower revenue growth rates based upon an assessment of current market conditions. As a result of this review, the Company did not identify an impairment to its definite-lived intangible assets or other long-lived assets or for its goodwill for the quarter ended September 30, 2024 (level 3 fair value measurement).

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2024 were effective.

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

North Empire LLC

On August 7, 2018, we commenced an action against North Empire LLC, or North Empire, in the Supreme Court of the State of New York, County of New York for breach of a Securities Purchase Agreement or Agreement in which we are seeking damages in an amount to be determined at trial, but in no event less than $616,000. On August 2, 2018, North Empire filed a Summons with Notice against us, also in the same Court, in which they allege damages in an amount of $11.4 million arising from an alleged breach of the Agreement. On September 6, 2018, North Empire filed a Notice of Discontinuance of the action it had filed on August 2, 2018. On September 27, 2018, North Empire filed an answer and asserted counterclaims in the action commenced by us against them, alleging that we failed to deliver stock certificates to North Empire causing damage to North Empire in the amount of $10,958,589. North Empire also filed a third-party complaint against our CEO and now former Chairman of the Board asserting similar claims against them in their individual capacities. On October 17, 2018, we filed a reply to North Empire’s counterclaims. On November 15, 2018, our CEO and now former Chairman of the Board filed a motion to dismiss North Empire’s third-party complaint. On January 6, 2020, the Court granted the motion and dismissed the third-party complaint. Discovery has been completed and both parties have filed motions for summary judgment in connection with the claims and counterclaims. On December 30, 2021, the Court denied both My Size and North Empire’s motions for summary judgment, arguing there were factual issues to be determined at trial. On January 26, 2022, the Company filed a notice of appeal of the summary judgment decision. On February 3, 2022, the Company filed a motion to reargue the Court’s decision denying the Company’s motion for summary judgment. On or about September 12, 2022, the Court issued its Decision and Order denying the Company’s motion to reargue. North Empire filed its opposing brief on December 7, 2022. On or about March 13, 2023, the Supreme Court referred the case to its Alternative Dispute Program and ordered the cases to mediate. The mediation was held on July 26, 2023 and various settlement options were explored but the mediation did not lead to settlement. On December 21, 2023, a conference with the Court was held and the parties were given dates for various pre-trial filings. In October, 2024, the parties agreed on settlement terms and are finalizing the settlement documents, including a global settlement with a third party with related claims. The Company recognized a loss of approximately $40 from the settlement agreement. After the parties sign the settlement agreement, the Company will file the stipulation to discontinue.

Shimon Shukron

In July 2024, we were served with a legal complaint filed by Shimon Shukron in the Magistrate’s Court in Herzliya for a monetary award in an amount of NIS 1,895,345 (approximately $510,000). The plaintiff alleges that due to the fire that broke out at Orgad’s warehouse in January 2023, the fire spread to the plaintiff’s business and caused heavy damage to the structure and contents, inventory of the business and loss of profits. We filed our statement of defense in September 2024. At this preliminary stage, The plaintiff did not provide sufficient documents to support his claims regarding the extent of the alleged damage. The Company is working on its damage evaluation analysis. As such, we cannot evaluate the chances of the claim to succeed.

Item 1A. Risk Factors.

Except as set forth below in this Item 1A and the Risk Factors included in our previous filings made with the SEC, there have been no material changes to our risk factors from those disclosed in “Part I. Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2024.

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

In addition, since the commencement of these events, there have been continued hostilities along Israel’s northern border with Lebanon (with the Hezbollah terror organization) and on other fronts from various extremist groups in region, such as the Houthi movement in Yemen and various rebel militia groups in Syria and Iraq. Israel has carried out a number of targeted strikes on sites belonging to these terror organizations and in October 2024, Israel began limited ground operations against Hezbollah in Lebanon. In addition, Iran recently launched direct attacks on Israel involving hundreds of drones and missiles and has threatened to continue to attack Israel and is widely believed to be developing nuclear weapons. Iran is also believed to have a strong influence among extremist groups in the region, such as Hamas in Gaza, Hezbollah in Lebanon, the Houthi movement in Yemen and various rebel militia groups in Syria. These situations may potentially escalate in the future to more violent events which may affect Israel and us. Any armed conflicts, terrorist activities or political instability in the region could adversely affect business conditions, could harm our results of operations and could make it more difficult for us to raise capital. Parties with whom we do business may decline to travel to Israel during periods of heightened unrest or tension, forcing us to make alternative arrangements when necessary in order to meet our business partners face to face. In addition, the political and security situation in Israel may result in parties with whom we have agreements involving performance in Israel claiming that they are not obligated to perform their commitments under those agreements pursuant to force majeure provisions in such agreements. Further, in the past, the State of Israel and Israeli companies have been subjected to economic boycotts. Several countries still restrict business with the State of Israel and with Israeli companies. These restrictive laws and policies may have an adverse impact on our operating results, financial condition or the expansion of our business. Any hostilities involving Israel or the interruption or curtailment of trade between Israel and its trading partners could adversely affect our operations and results of operations. In recent years, the hostilities involved missile strikes against civilian targets in various parts of Israel, including areas in which our employees and some of our consultants are located, and negatively affected business conditions in Israel.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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

My Size, Inc.

Date: November 14, 2024	By:	/s/ Ronen Luzon
Ronen Luzon
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2024	By:	/s/ Or Kles
Or Kles
Chief Financial Officer (Principal Financial and Accounting Officer)

