Form 10-K
period 2024-12-31
My Size, Inc.
filed 2025-03-27
CIK 1211805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number 001-37370

MY SIZE, INC.

(Exact name of registrant as specified in charter)

Delaware	51-0394637
(State or jurisdiction of Incorporation or organization)	I.R.S Employer Identification No.

4 HaNegev, POB 1026, Airport City, Israel	7010000
(Address of principal executive offices)	(Zip code)

+972-3- 6009030

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	MYSZ	The Nasdaq Capital Market

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive- based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2.64 million.

Number of shares of common stock outstanding as of March 10, 2025 was 2,110,748.

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

References to “U.S. dollars” and “$” are to currency of the United States of America, and references to “NIS” are to New Israeli Shekels. Unless otherwise indicated, U.S. dollar translations of NIS amounts presented in this Annual Report on Form 10-K for the year ended on December 31, 2024 are translated using the rate of NIS 3.647 to $1.00.

All information in this Annual Report on Form 10-K relating to shares or price per share reflects the 1-for-8 reverse stock split effected by us on April 19, 2024.

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

ITEM 1. BUSINESS

Overview

We are an omnichannel e-commerce platform and provider of AI-driven SaaS measurement solutions and our recently acquired subsidiaries, Naiz Fit, which provides SaaS technology solutions that solve size and fit issues and AI solutions for smarter design through data driven decisions for fashion ecommerce companies, and Orgad, an online retailer operating in the global markets. To date, we have generated almost all our revenue as a third-party seller on Amazon. Our advanced software and solutions assists us in supply chain, identifying products that can drive growth and provides a user-friendly experience and best customer service.

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

Our Solution

Our cloud-based software platform provides highly accurate sizing and measurement with broad applications and are focusing on the e-commerce fashion/apparel industry. This proprietary technology is driven by several patented algorithms which are able to calculate and record measurements in a variety of novel ways. Although specific functionality varies by product, we believe that our core solutions address the need for highly accurate measurements in a variety of consumer friendly, every day uses. On top of this anthropometric technologies, understanding the complexity of the fashion industry, we have also developed our own garment modelling technologies based on both products specifications and physical garment try-ons, guaranteeing the scalability of our solution while maximizing accuracy and adaptability of our technology for each retailer and e-tailer.

We have developed a complete Platform that includes several solutions or products inside it, such as, Naiz Fit Size Form for the ecommerce team, Smart catalogue for the product & design team,True Feedback for the Go-to-Market and Marketing teams and First Look Smart Mirror and Bring Your own Device for the Retail teams.

●

Size Form Enables shoppers to generate highly accurate measurements of their body to find proper fitting of clothes and accessories, through the use of a simple questionnaire integrated on our retailers ecommerce. Site. Size Form syncs the user’s measurement data to a sizing model we create for each SKU and presents the right size and fit for the customer. MySizeID is available for license by retailers and accessible by consumers through a web page. Currently used by more than 100 international brands.

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

Overview
Overview
Prendas Problemáticas
Análisis de consistencia
Características
Comodidad de la prenda
Resumen
Comentarios
Tejido
Material (Calidad - precio)
Funiolidad
Tallaje
Calzado
Overview
Aquí irá el texto del resumen del informe de desigual
de testers:
430
Comodidad de las prendas
5/5
Promedio Calidad de Tejido
3/5
Promedio Calidad-Precio
3/5
Floral Dress
Total tests:
27
Confort AVG
3,8
Quality AVG
4,3
Market Outlayer
43%
Category Outlayer
24%
Prendas por categoría
Comentarios sobre la prenda:
Mangas largas
Ajustado
Diseño
Color de la prenda
% de hombres y mujeres
Calidad de prendas
51%
Good 49%
Bad 51%
Chaqueta pdded Ddenim
Total tests:
27
Filtrar por problema
Último mes
Comment:
Comment:
Comment:

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

Our Growth Strategy

We aim to drive revenue primarily through penetration of the U.S., Europe and Latin American markets through a business to business (B2B) model in the verticals we are targeting. We are pursuing the following growth strategies:

●	Sign Additional Commercial Agreements with U.S. Retailers. While we are already giving service in the U.S. through our international customers selling there, we are in various stages of discussions with U.S. Tier 1 retailers for the deployment of our size recommendation and measurement technology with a view to entering into additional commercial agreements with the rest of the Naiz Platform solutions.

●	Pursue a Two-Pronged Commercialization Strategy. We are seeking to accelerate adoption of our solutions both through direct agreements with e-commerce websites, we also opened our Partners Program to add a new sales channel. While we seek to directly enter into partnerships with companies selling their own apparel, we also started working with key partners for the fashion industry such as Global-e, Scalapay, Bcome, BigBlue, Analytical Ways, Retail Rocket, Aiuta , If Returns, Returnly Shippy Pro or Connectif. Furthermore, with the release of our FirstLook Smart Mirror, which we are offering to brick and mortar stores to digitize the physical stores, Naiz Fit is now available for online retailers utilizing the Magento, SalesForce, WooCoomerce, Shopify, Lightspeed, PrestaShop, Bitrix and Wix platforms and to brick and mortar stores through GK Software POS solution.In 2024 we added several new partners like Aiuta, If Returns, Returnly and we are looking for new partnerships to increase our offering.

●	Ongoing Investment in our Technology Platform. We continue to invest in building new software capabilities and extending our platform to bring the power of accurate measurement to a broader range of applications. In particular, we seek not only to deliver size recommendations but to provide a robust, end-to-end,artificial intelligence, or AI-driven platform that inspires consumer confidence and drives revenue growth by providing a superior consumer journey to both online and the brick and mortar stores.

●	Grow our database. As the usage of our measurement apps increases, our database of information including user behavior and body measurements generates valuable statistics. Such data can be used in the big data market for targeted advertising and for blind consumer data mining.

●	Identify and acquire synergistic businesses. In order to reduce our time to market and obtain complementary technologies, we are seeking to acquire technologies and businesses that are synergistic to our product offering. We completed an acquisition of Orgad which operates an omnichannel e-commerce platform and Naiz which provides SaaS technology solutions that solve size and fit issues for fashion companies.

Market Summary

Global E-Commerce Market

The global e-commerce market is projected to reach $8.8 trillion in 2024, with a 15.8% CAGR from 2024 to 2029, reaching $18.81 trillion by 2029. Approximately 21.2% of total retail sales in 2024 were expected to take place online. However, challenges such as high return rates, low conversion rates, and logistics costs continue to impact profitability.

Fashion and Apparel E-Commerce

Since the COVID-19 pandemic, online fashion sales have grown 85.9% compared to pre-pandemic levels (Mastercard), with over 2 billion online shoppers globally. Cyber Monday 2023 set a record with $12.4 billion in sales, reflecting 9.6% year-over-year growth.

Investment in Technology and Digital Strategies

Fashion brands invested 1.6%-1.8% of their revenues in technology in 2021, with investments expected to double by 2030. Key trends include personalization, hybrid shopping experiences, and AI-driven engagement. Inflation is expected to affect consumer spending, requiring brands to adopt advanced digital tools and customer engagement strategies.

Market Growth and Consumer Preferences

The fashion e-commerce market grew from $744.4 billion in 2022 to $821.19 billion in 2023 (CAGR of 10.3%) and is expected to reach $1.22 trillion by 2027. 50% of cart abandonments are due to high shipping costs, emphasizing the need to enhance the shopping experience and reduce return rates.

Brands that integrate online and offline strategies, offer personalized experiences, and optimize logistics will be well-positioned for growth in this competitive market.

Naiz Fit

Naiz Fit has a unique value proposition, based on a robust subscription B2B SaaS model, by being the only size and fit solution in the market giving brands an all in-one solution to address not only the ecommerce sizing challenge, but having a solution for each phase in the garment value chain.

The Naiz Platform

AD HOC SOLUTIONS
FOR ANY STEP OF YOUR COLLECTION

PRODUCT & DESIGN

Smart Catalogue:
Size stability, international sizing, business data and qualitative insights.

DATA & ANALYSIS

Naiz Fit Dashboard:
unified data of all the impacts throught Naiz Solutions to take informed decisions at any step.

Big data
NLP
Body Morphology AI
Garment Modelling AI

GTM

True Feedback:
Unlock the power of targeted focus groups thanks to The Naiz Community.

ECOMMERCE & RETAIL

Size Form:
Stop online Size & Fit issues once and for all from day one.

Smart Retail:
You name the format, we adapt the technology.

Figure 1: Screenshot of the Solution Suite of Naiz Fit Platform

In 2023, we released the Naiz Fit Platform, moving from being a product to a platform with the ability to address many more challenges that fashion companies are facing throughout their whole value chain, increasing the potential contract value of each lead.

The Naiz Fit Workflow. Our AI & Datalakes connect the missing dots.

Brand Data

- Size Charts
- Product Specs
- Catalogue & Product Feed
- Dedicated Brand Specialists Team

Big Data

Naiz Community

- Garment Try-ons
- Additional GTM tasks
- Dedicated Naiz Fit Team

NLP

Part of MySize Inc

Retail Data

- Sizes Recommended Usage
- Consumer Behavior
- Purchases
- Returns

Garment Modelization AI

Anthropometric AI

Online Data

- Sizes Recommended Usage
- Consumer Behavior
- Purchases
- Returns

We create a unique AI algorithm set that uses a curated Data flow that connects all your value chain to obtain insights

30

Figure 2: Diagram showing the data flow and technologies operating all over the value chain of any fashion retailer

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

Market Description/Opportunities

According to Statista, global retail sales are projected to increase by approximately 24.%% to $32.8 trillion in 2026 from $26.4 trillion in 2023. U.S. ecommerce sales increased approximately 10.95% to $1.223 trillion in 2024 from $1.102 trillion in 2023.

Amazon accounted for nearly 40% of all e-commerce in the United States and that makes Amazon the biggest ecommerce giant currently in the market.

Among more than 2.5 million active third-party sellers on Amazon in 2023, we believe we have several competitive advantages:

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

We incurred research and development expenses of approximately $0.49 million in 2024 and $1.0 million in 2023, relating to the development of its applications and technologies. The decrease from the corresponding period primarily resulted from to a decrease in salaries expenses due to reduced headcount and a decrease in subcontractor expenses.

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

The principal competitive factors in our market include the following:

●	High Accuracy Size Recommendations: the highest accuracy and the lowest margin of error by combining patented technology including AI and ML, size chart or spec data, and Naiz Fit property body data measurement and garment modelling technologies;

●	Integration

○	Fast 4-6 week integration including size chart review, product try-ons and sizing mapping;

○	Easy 1 line of “all included” script implementation for your ecommerce and a regular product feed is all we need to launch Naiz Platform;

●	Technical Advantages

○	Very small library that weighs ±50kb (minimum widget loading time on product page);

○	Ultra-Fast loading and size recommendation presenting;

○	Restful API option (API integration with any website or app);

●	Optimizations

○	Adjustments of size charts based on performance through try-on tests, purchase and returns analysis;

○	Widget usage analysis by Brands Specialists and BI teams;

○	Automatic pairing of sizing models with products/collections for an SKU-based size recommendation for each individual customer;

●	User Experience

○	Easy to use interface (10-15 seconds to receive size recommendations);

○	Option to add/deduct questions to/from widget wizards;

○	Users automatically receive size recommendations on all products after initial usage;

●	Product and platform features, architecture, reliability, privacy and security, performance, effectiveness, and supported environments;

●	Product extensibility and ability to integrate with other technology infrastructures;

●	Digital operations expertise;

●	Ease of use of products and platform capabilities included in Naiz Platform;

●	Total cost of ownership;

●	Adherence to industry standards and certifications;

●	Strength of sales and marketing efforts internally led and guaranteeing efficiency on acquisition costs;

●	Brand awareness and reputation boosted by our comprehensive platform focused on fashion; and

●	Focus on customer success with dedicated team.

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

Human Capital Management

As of March 10, 2025, we had a total of 13 employees, of which all were full-time employees, including 6 in sales and marketing, 2 in technology and development and 5 in administration and finance.

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

We consider our employees to be a key factor to our success and we are focused on attracting and retaining the best employees at all levels of our business. Inclusion and diversity is a strategic, business priority. We employ people based on relevant qualifications, demonstrated skills, performance and other job-related factors. We do not tolerate unlawful discrimination related to employment, and strive to ensure that employment decisions related to recruitment, selection, evaluation, compensation, and development, among others, are not influenced by race, color, religion, gender, age, ethnic origin, nationality, sexual orientation, marital status, or disability. Continuous monitoring to ensure pay equity has been a focus in 2024. We have continued to improve gender balance in 2024 with a focus on increasing the representation of women hired as new college graduates. We are committed to creating a trusting environment where all ideas are welcomed and employees feel comfortable and empowered to draw on their unique experiences and backgrounds.

We consider our relations with our employees to be good.

Company Information

Our principal executive offices are located at HaNegev 4 St., POB 1026, Airport City, Israel 7010000, and our telephone number is +972-3-600-9030. Our website address is www.mysizeid.com. Any information contained on, or that can be accessed through, our website is not incorporated by reference into, nor is it in any way a part of, this Annual Report on Form 10-K.

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

On December 27, 2023 our shareholders approved a voluntary delisting of our common stock from trading on the TASE. On January 11, 2024, the TASE issued a notice confirming our request to delist our common stock from the TASE, noting that the last day of trading of our common stock on the TASE will be with the last day of trading on March 27, 2024 and that the delisting our common stock is expected to take effect on March 31, 2024. All of the shares of our common stock on the TASE were transferred to the Nasdaq.

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

We realized a net loss of approximately $4.0 million and $6.4 million for the years ended December 31, 2024 and 2023 and had an accumulated deficit of $63.9 million as of December 31, 2024. Because of the numerous risks and uncertainties associated with the development and commercialization of our products and business, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Expected future operating losses will have an adverse effect on our cash resources, shareholders’ equity and working capital. Our failure to become and remain profitable could depress the value of our stock and impair our ability to raise capital, expand our business, maintain our development efforts, or continue our operations. A decline in our value could also cause you to lose all or part of your investment in us.

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

We have incurred significant losses and negative cash flows from operations and have an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Our audited consolidated financial statements for the year ended December 31, 2024 were prepared under the assumption that we would continue our operations as a going concern. Our independent registered public accounting firm has included a “going concern” explanatory paragraph in its report on our financial statements for the year ended December 31, 2024. If we are unable to improve our liquidity position, by, among other things, raising capital through public or private offerings or reducing our expenses, we may exhaust our cash resources and will be unable to continue our operations. If we cannot continue as a viable entity, our shareholders would likely lose most or all of their investment in us.

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

We incorporate artificial intelligence, or AI, and machine learning, or ML, into our products. This technology is new and developing and may present both compliance and reputational risks.

We rely on AI and ML in the operation of some of our products. The AI models that we use are trained using various data sets. If our AI models are incorrectly designed or implemented or do not receive pictures or visual data, they may produce inaccurate or unreliable results, negatively impacting the performance and reliability of our products. The effectiveness of our AI models depends on the quality and completeness of the data used for training. If the data is incomplete, inadequate, or biased, it could lead to suboptimal model performance, impairing the functionality of our products. Any malfunction or unexpected behavior in our AI-driven systems could disrupt our operations, leading to increased downtime and higher maintenance costs for our customers, and potential loss of revenue. Additionally, failures in the performance of our AI models could damage our reputation, erode customer trust, and result in loss of business and negative publicity.

Our products use AI, ML, and automated decision making technologies, including artificial intelligence and machine learning algorithms, and is making significant investments to continuously improve the use of such technologies. There are significant risks involved in developing, maintaining and deploying AI, ML and automated decision making technologies and there can be no assurance that the usage of such technologies will always enhance our products or services or be cost effective and more generally beneficial to our business, including our efficiency or profitability. In particular, if these AI or ML models or automated decision making technologies are incorrectly designed or implemented, trained or reliant on incomplete, inadequate, inaccurate, biased or otherwise poor quality data or on data to which we do not have sufficient rights, and/or are adversely impacted by unforeseen defects, technical challenges, cybersecurity threats or material performance issues, the performance of our products, services, and business, as well as our reputation and the reputations of our customers, could suffer or we could incur liability through the violation of laws or contracts to which we are a party or through other civil claims. Further, our ability to continue to develop or use such models or technologies may be dependent on access to specific third-party software and infrastructure, such as processing hardware or third-party artificial intelligence models, and we cannot control the availability or pricing of such third-party software and infrastructure. In addition, market acceptance and consumer perceptions of AI or ML technologies is uncertain at this point.

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

Our ability to implement our business plan successfully depends in part on our ability to build brand recognition using our trademarks, service marks and other proprietary intellectual property, including our names and logos. We currently have no registered trademarks. While we plan to register a number of our trademarks; however, no assurance can be given that our trademark applications will be approved. As of December 31, 2024, we own 16 issued patents: six in Europe, four in the U.S., three in Japan, two in Canada and one in Israel which expire between January 20, 2033 and August 18, 2036, and we have two additional patent applications in process. As of such date, we do not have any registered trademarks., No assurance can be given that our patent applications which are in process will be approved. If our patent applications are not approved, our ability to expand or develop our business may be negatively affected.

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

Orgad, our wholly owned subsidiary, operates an omnichannel e-commerce platform engaged in online retailing in the global market. It operates as a third-party seller on Amazon.com, eBay and others. A substantial percentage of Orgad’s revenue is driven by sales on Amazon’s U.S. marketplace and Orgad is subject to terms of service of Amazon and other marketplaces and various other seller policies and services that apply to third parties selling products on Amazon and other marketplaces. Generally, a marketplace has the right to terminate or suspend its agreement with Orgad at any time and for any reason. Such marketplace may take other actions against Orgad such as suspending or terminating a seller account or product listing and withholding payments owed to Orgad indefinitely. For example, in July 2022, Amazon deactivated Orgad’s Amazon U.S. store as a result of complaints submitted due to an error in the listed manufacturer of certain products on Orgad’s store. Although its account was subsequently reinstated in September 2022, if the deactivation were to occur in the future for a prolonged period of time, or if Amazon were to terminate Orgad’s account, this would have a material adverse effect on our business, results of operations, financial condition and prospects. While Orgad endeavors to materially comply with the terms of services of the marketplaces on which it operates, we can provide no assurance that these marketplaces will have the same determination with respect to our compliance.

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

Orgad also relies on services provided by Amazon’s fulfillment platform, including Prime Certification, which provides for expedited shipping to the consumer, an important aspect in the buying decision for consumers. For products that Orgad fulfills itself, Orgad is qualified to offer our products for sale with Prime Certification delivery. Any inability to market our products for sale with expedited delivery provided under Prime Certification could have a material impact on our business, results of operations, financial condition and prospects. Failure to remain compliant with the best fulfillment practices on Amazon’s platform could have a material impact on our business, results of operations, financial condition and prospects. In addition, due to the COVID-19 pandemic, Amazon changed the amount of inventory it accepts per product for a period of time. If this were to continue it could cause us to miss sales and/or pay additional shipping costs which would harm our business operations and financial conditions.

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

Scrutiny of sustainability and environmental, social, and governance, or ESG, initiatives could increase our costs or otherwise adversely impact our business.

Public companies have recently faced scrutiny related to ESG practices and disclosures from certain investors, capital providers, shareholder advocacy groups, other market participants and other stakeholder groups. Such scrutiny may result in increased costs, enhanced compliance or disclosure obligations, or other adverse impacts on our business, financial condition or results of operations. If our ESG practices and reporting do not meet investor or other stakeholder expectations, we may be subject to investor or regulator engagement regarding such matters. Our failure to comply with any applicable ESG rules or regulations could lead to penalties and adversely impact our reputation, access to capital and employee retention. Such ESG matters may also impact our third-party contract manufacturers and other third parties on which we rely, which may augment or cause additional impacts on our business, financial condition, or results of operations

Our business, operating results and growth rates may be adversely affected by current or future unfavorable economic and market conditions and adverse developments with respect to financial institutions and associated liquidity risk.

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

In addition, increases in inflation raise our costs for commodities, labor, materials and services and other costs required to grow and operate our business, and failure to secure these on reasonable terms may adversely impact our financial condition. Additionally, increases in inflation, geopolitical developments and global supply chain disruptions, have caused, and may in the future cause, global economic uncertainty and uncertainty about the interest rate environment, which may make it more difficult, costly or dilutive for us to secure additional financing. A failure to adequately respond to these risks could have a material adverse impact on our financial condition, results of operations or cash flows.

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

In addition, since the commencement of these events, there have been continued hostilities along Israel’s northern border with Lebanon (with the Hezbollah terror organization) and on other fronts from various extremist groups in the region, such as the Houthi movement in Yemen and various rebel militia groups in Syria and Iraq. It is possible that hostilities with Hezbollah in Lebanon will escalate, and that other terrorist organizations, including Palestinian military organizations in the West Bank as well as other hostile countries, such as Iran, will join the hostilities. Such clashes may escalate in the future into a greater regional conflict. Israel has carried out a number of targeted strikes on sites belonging to these terror organizations and, in October 2024, Israel began ground operations against Hezbollah in Lebanon culminating in a cease fire agreed to between Israel and Lebanon on November 27, 2024, the results of which are uncertain. In addition, Iran, on two occasions, launched direct attacks on Israel involving hundreds of drones and missiles, prompting Israeli air defenses and retaliatory strikes, and Iran has threatened to continue to attack Israel and is widely believed to be developing nuclear weapons. Iran is also believed to have a strong influence among extremist groups in the region, such as Hamas in Gaza, Hezbollah in Lebanon, the Houthi movement in Yemen and various rebel militia groups in Syria. These situations may potentially escalate in the future to more violent events which may affect Israel and us. Any armed conflicts, terrorist activities or political instability in the region could adversely affect business conditions, could harm our results of operations and could make it more difficult for us to raise capital. Parties with whom we do business may decline to travel to Israel during periods of heightened unrest or tension, forcing us to make alternative arrangements when necessary in order to meet our business partners face to face. In addition, the political and security situation in Israel may result in parties with whom we have agreements involving performance in Israel claiming that they are not obligated to perform their commitments under those agreements pursuant to force majeure provisions in such agreements. Further, in the past, the State of Israel and Israeli companies have been subjected to economic boycotts. Several countries still restrict business with the State of Israel and with Israeli companies. These restrictive laws and policies may have an adverse impact on our operating results, financial condition or the expansion of our business. Any hostilities involving Israel or the interruption or curtailment of trade between Israel and its trading partners could adversely affect our operations and results of operations. In recent years, the hostilities involved missile strikes against civilian targets in various parts of Israel, including areas in which our employees and some of our consultants are located, and negatively affected business conditions in Israel.

Since the war broke out on October 7, 2023, our operations have not been adversely affected by this situation, and we have not experienced disruptions to our business operations. In particular, most of our operations are in Spain. However, the intensity and duration of Israel’s current war against Hamas is difficult to predict at this stage, as are such war’s economic implications on our business and operations and on Israel’s economy in general. If the ceasefire declared collapse or a new war commences or hostilities expand to other fronts, our operations may be adversely affected.

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

In addition, some countries around the world restrict doing business with Israel and Israeli companies, and additional countries may do so if hostilities in Israel or political instability in the region continue or increase. In addition, there have been increased efforts by countries, activists and organizations to cause companies and consumers to boycott Israeli goods and services and some of such efforts have been successful. In addition, in January 2024 the International Court of Justice, or ICJ, issued an interim ruling in a case filed by South Africa against Israel alleging genocide amid and in connection with the war in Gaza, and ordered Israel to take measures to prevent genocidal acts, prevent and punish incitement to genocide, and take steps to provide basic services and humanitarian aid to civilians in Gaza, among others. On November 21, 2024, the International Criminal Court, or ICC, issued arrest warrants for Israeli Prime Minister Benjamin Netanyahu and former Israeli Minister of Defense Yoav Gallant based on allegations of war crimes including using starvation as a method of warfare, murder and other inhumane acts. Companies and businesses may terminate, and may have already terminated, certain commercial relationships with Israeli companies following the ICJ and ICC decisions.

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

Although our common stock is listed on the Nasdaq Capital Market and has been traded on the Nasdaq Capital Market since July 25, 2016, there has been relatively limited trading volume in the market for our common stock, and a more active, liquid public trading market may not develop or may not be sustained. Limited liquidity in the trading market for our common stock may adversely affect a stockholder’s ability to sell its shares of common stock at the time it wishes to sell them or at a price that it considers acceptable. If a more active, liquid public trading market does not develop, we may be limited in our ability to raise capital by selling shares of common stock and our ability to acquire other companies or assets by using shares of our common stock as consideration. In addition, if there is a thin trading market or “float” for our stock, the market price for our common stock may fluctuate significantly more than the stock market as a whole. Without a large float, our common stock would be less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile and it would be harder for you to liquidate any investment in our common stock. Furthermore, the stock market is subject to significant price and volume fluctuations, and the price of our common stock could fluctuate widely in response to several factors, including:

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

Our Certificate of Incorporation currently authorizes 250,000,000 shares of common stock, of which 2,110,748 are currently outstanding as of March 10, 2025 and our board of directors is authorized to issue additional shares of our common stock. Although our board of directors intends to utilize its reasonable business judgment to fulfil its fiduciary obligations to our then existing stockholders in connection with any future issuance of our capital stock, the future issuance of additional shares of our capital stock could cause immediate, and potentially substantial, dilution to our existing stockholders, which could also have a material effect on the market value of the shares. Further, other than certain participation rights that we have granted in a past offering, our shares do not have preemptive rights, which means we can sell shares of our capital stock to other persons without offering purchasers in this offering the right to purchase their proportionate share of such offered shares. Therefore, any additional sales of stock by us could dilute your ownership interest in our Company.

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

We have in the past fallen out of compliance with certain continued listing standards including the minimum bid price requirement although we have subsequently been able to regain compliance. No assurance however can be given that we will continue to be in compliance with the continued listing requirements of the Nasdaq Capital Market. Failure to meet applicable Nasdaq continued listing standards could result in a delisting of our common stock. A delisting of our common stock from Nasdaq could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees and fewer business development opportunities.

The exercise of outstanding warrants and stock options will have a dilutive effect on the percentage ownership of our capital stock by existing stockholders.

As of March 10, 2025, we had outstanding warrants to acquire 813,971 shares of our common stock and stock options to purchase 14,538 shares of our common stock, which warrants and options are exercisable for prices ranging between $3.83 and $338. The expiration of the term of such options and warrants range from 0.16 years to 4.7 years. If a significant number of such warrants and stock options are exercised by the holders, the percentage of our common stock owned by our existing stockholders will be diluted.

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

ITEM 2. PROPERTIES

We currently lease 292 square feet of office space at 4 HaNegev Street, Airport City, Israel. The lease term is for 12 months beginning on July 1, 2024 and ending on June 30, 2025, with an option to extend for an additional 12 months. Monthly rent payments, including utilities, amount to approximately $2,000 per month.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

North Empire LLC

On August 7, 2018, we commenced an action against North Empire LLC, or North Empire, in the Supreme Court of the State of New York, County of New York for breach of a Securities Purchase Agreement or Agreement in which we are seeking damages in an amount to be determined at trial, but in no event less than $616,000. On August 2, 2018, North Empire filed a Summons with Notice against us, also in the same Court, in which they allege damages in an amount of $11.4 million arising from an alleged breach of the Agreement. On September 6, 2018, North Empire filed a Notice of Discontinuance of the action it had filed on August 2, 2018. On September 27, 2018, North Empire filed an answer and asserted counterclaims in the action commenced by us against them, alleging that we failed to deliver stock certificates to North Empire causing damage to North Empire in the amount of $10,958,589. North Empire also filed a third-party complaint against our CEO and now former Chairman of the Board asserting similar claims against them in their individual capacities. On October 17, 2018, we filed a reply to North Empire’s counterclaims. On November 15, 2018, our CEO and now former Chairman of the Board filed a motion to dismiss North Empire’s third-party complaint. On January 6, 2020, the Court granted the motion and dismissed the third-party complaint. Discovery has been completed and both parties have filed motions for summary judgment in connection with the claims and counterclaims. On December 30, 2021, the Court denied both My Size and North Empire’s motions for summary judgment, arguing there were factual issues to be determined at trial. On January 26, 2022, the Company filed a notice of appeal of the summary judgment decision. On February 3, 2022, the Company filed a motion to reargue the Court’s decision denying the Company’s motion for summary judgment. On or about September 12, 2022, the Court issued its Decision and Order denying the Company’s motion to reargue. North Empire filed its opposing brief on December 7, 2022. On or about March 13, 2023, the Supreme Court referred the case to its Alternative Dispute Program and ordered the cases to mediate. The mediation was held on July 26, 2023 and various settlement options were explored but the mediation did not lead to settlement. On December 21, 2023, a conference with the Court was held and the parties were given dates for various pre-trial filings. The parties agreed on settlement terms, including a global settlement with a third party with related claims. On November 19, 2024, the settlement agreement was executed and on December 2, 2024, the parties filed the Stipulation of Discontinuance with the Court and the action was dismissed.

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

On December 27, 2023 our shareholders approved a voluntary delisting of our common stock from trading on the TASE. On January 11, 2024, the TASE issued a notice confirming our request to delist our common stock from the TASE with the last day of trading on March 27, 2024. All of the shares of our common stock on the TASE transferred to the Nasdaq.

Holders

As of March 10, 2025, we had 72 shareholders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Overview

We are an omnichannel e-commerce platform and provider of AI-driven SaaS measurement solutions and our recently acquired subsidiaries, Naiz Fit, which provides SaaS technology solutions that solve size and fit issues and AI solutions for smarter design through data driven decisions for fashion ecommerce companies, and Orgad, an online retailer operating in the global markets. To date, we have generated almost all our revenue as a third-party seller on Amazon. Our advanced software and solutions assists us in supply chain, identifying products that can drive growth and provides a user-friendly experience and best customer service.

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

The payment of the earn out is further subject in each case to the Orgad Sellers being actively engaged with Orgad at the date such payment is due (except if the Orgad Sellers resign due to reasons relating to material reduction of salary or adverse change in their position with Orgad or its affiliates).

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

Results of Operations

The table below provides our results of operations for the periods indicated.

	Year ended December 31
	2024	2023
	(dollars in thousands)
Revenues	8,257	6,996
Cost of revenues	(4,934)	(4,265)
Gross profit	3,323	2,731
Research and development expenses	$(429)	$(974)
Sales and marketing	(3,114)	(3,856)
General and administrative	(3,368)	(3,971)
Other income	275	-
Impairment of goodwill	(631)	(671)
Operating loss	(3,944)	(6,741)
Financial income (expenses), net	(51)	99
Equity accounted losses	-	(71)
Income tax benefit	-	333
Net loss	$(3,995)	$(6,380)

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Revenues

Our revenues for the year ended December 31, 2024 amounted to $8,257,000 compared to $6,996,000 for year ended December 31, 2023. The increase from the corresponding period is primarily attributable to Orgad sales.

Cost Of Revenues

Our cost of revenues for the year ended December 31, 2024 amounted to $4,934,000 compared to $4,265,000 for the year ended December 31, 2023. The increase in comparison with the corresponding period was due to due to an increase in revenues described above offset by an inventory mark-down of $643,000 due to the fire that occurred in Orgad’s warehouse during January 2023.

Research and Development Expenses

Our research and development expenses for the year ended December 31, 2024 amounted to $429,000, a decrease of $545,000, or approximately 55.96%, compared to $974,000 for the year ended December 31, 2023. The decrease from the corresponding period primarily resulted from a decrease in salaries due to reduced headcount and a decrease in subcontractor expenses.

Sales and Marketing Expenses

Our sales and marketing expenses for the year ended December 31, 2024 amounted to $3,114,000 a decrease of $742,000, or 19.2%, compared to $3,856,000 for the year ended December 31, 2023. The decrease primarily resulted from a decrease in salaries due to reduced headcount, consultant expenses, travel and marketing expenses offset by an increase in Amazon fees due to an increase in sales.

General and Administrative Expenses

Our general and administrative expenses for the year ended December 31, 2024 amounted to $3,368,000, a decrease of $603,000, or 15.2%, compared to $3,971,000 for the year ended December 31, 2023. The decrease compared to the corresponding period was mainly due to a decrease in professional services and insurance expenses.

Other income

Our other income for the year ended December 31, 2024 amounted to $275,000 compared to none for the year ended December 31, 2023. The other income for the year ended December 31, 2024 resulted from certain downward post-closing adjustment that were made in the Orgad acquisition.

Impairment of goodwill

Based on our analysis, we determined that the carrying value of our SaaS Solutions reporting unit exceeded its fair value and an impairment charge of $631,000 was recorded for year ended December 31, 2024, compared to $671,000 recorded in impairment of goodwill for year ended December 31, 2023 for the same reason.

Operating Loss

As a result of the foregoing, for the year ended December 31, 2024, our operating loss was $3,944,000, a decrease of $2,797,000 or 41.5%, compared to our operating loss for the year ended December 31, 2023 of $6,741,000.

Financial (Expenses) Income, Net

Our financial expenses, net for the year ended December 31, 2024 amounted to $51,000 compared to financial income of, $99,000 for the year ended December 31, 2023. In 2024, we had financial expenses exchange rate differences offset by an income from fair value revaluation of investment in marketable securities whereas in 2023 we had financial income from the fair value revaluation of warrants offset by expenses from exchange rate differences and expenses from fair value revaluation of investment in marketable securities.

Net Loss

As a result of the foregoing, our net loss for the year ended December 31, 2024 was $3,995,000 compared to net loss of $6,380,000 for the year ended December 31, 2023. The decrease in net loss was mainly due to the reasons mentioned above.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through public and private offerings of debt and equity in Israel and in the U.S.

As of December 31, 2024, we had cash, cash equivalents and restricted cash of $4,880,000 compared to $2,264,000 cash, cash equivalents, restricted cash as of December 31, 2023. This increase primarily resulted from the warrant repricing transaction that was completed in May 2024 and proceeds from warrants that were exercised in December 2024, offset by payments that were made to suppliers, resources that were deployed to grow our businesses and payments related to the Orgad acquisition.

In January 2025, we entered into an At The Market Offering Agreement, (the “Offering Agreement”) with ith H.C. Wainwright & Co., LLC, as agent (“Wainwright”) pursuant to which we may offer and sell, from time to time through Wainwright shares of our common stock having an aggregate offering price of up to $4.1 million. We agreed to pay Wainwright a commission at a fixed rate of 3.0% of the aggregate gross proceeds from each sale of the shares under the Offering Agreement. As of the date hereof, we sold 60,589 shares pursuant to the Offering Agreement for aggregate gross proceeds of approximately $142,000.

Net cash used in operating activities was $3,092,000 for the year ended December 31, 2024 compared to $6,106,000 for the year ended December 31, 2023. The decrease in cash used in operating activity is derived mainly from decrease in the net loss, change in inventory offset by change in account receivables.

Net cash flow from investing activities was $53,000 for the year ended December 31, 2024 compared to net cash provided by investing activities of $7,000 for the year ended December 31, 2023. The net cash provided by investing activities for the year ended December 31, 2024 was mainly from proceeds from short term deposits and from investment in a JV.

Net cash provided by financing activities was $5,594,000 for the year ended December 31, 2024 compared to net cash of $6,134,000 for the year ended December 31, 2023. The net cash provided by financing activities for the year ended December 31, 2024 was mainly due to warrant repricing transaction that was completed in May 2024 and proceeds from warrants that were exercised on December 2024 offset by repayment of loans in an amount of $735,000.

We expect that we will continue to generate losses and negative cash flows from operations for the foreseeable future. Based on the projected cash flows and cash balances as of December 31, 2024, we believe our existing cash will not be sufficient to fund operations for a period of more than 12 months. As a result, there is substantial doubt about our ability to continue as a going concern. We will need to raise additional capital, which may not be available on reasonable terms or at all. Additional capital would be used to accomplish the following:

●	finance our current operating expenses;

●	pursue growth opportunities;

●	hire and retain qualified management and key employees;

●	respond to competitive pressures;

●	comply with regulatory requirements; and

●	maintain compliance with applicable laws.

Current conditions in the capital markets are such that traditional sources of capital may not be available to us when needed or may be available only on unfavorable terms. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions, the Russian invasion of Ukraine, the war between Israel and Hamas, and a number of other factors, many of which are outside our control, and on our financial performance. Accordingly, we cannot assure you that we will be able to successfully raise additional capital at all or on terms that are acceptable to us. If we cannot raise additional capital when needed, it may have a material adverse effect on our business, results of operations and financial condition.

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

AS OF DECEMBER 31, 2024

U.S. DOLLARS IN THOUSANDS

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

My Size, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of My Size, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of comprehensive loss, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

Goodwill impairment assessment

As discussed in Notes 2i and 7 to the consolidated financial statements, the Company examines on an annual basis whether there is an impairment of goodwill, or between annual tests in certain circumstances. The Company performed its annual quantitative impairment test of goodwill at the reporting unit level using the income approach. Based on this analysis, the Company determined that the carrying value of its SaaS Solutions reporting unit exceeded its fair value and an impairment charge of $631 thousand was recorded.

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
Tel Aviv, Israel
March 27, 2025

MY SIZE, INC. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share data)

		December 31,
	Note	2024	2023

Assets

Current assets
Cash and cash equivalents	3	4,880	2,187
Restricted cash		-	77
Sort term deposit		-	22
Inventory		2,796	2,879
Account receivables		278	615
Other receivables and prepaid expenses	4	1,118	847

Total current assets		9,072	6,627

Long term deposits		7	7
Property and equipment, net	5	67	121
Operating right-of-use asset	6	23	351
Intangible assets	7	750	1,097
Goodwill	7	133	758
Investment in JV	8	-	24
Investment in marketable securities	11	7	6
		987	2,364

Total assets		10,059	8,991

Liabilities and shareholders’ equity

Current liabilities
Operating lease liability	6	15	158
Bank overdraft and short-term loans	9	107	158
Trade payables		2,084	2,154
Liabilities to Related parties	10	151	605
Other payables		639	803

Total current liabilities		2,996	3,878

Long-term loans	9	146	249
Operating lease liability	6	8	129
Total non-current liabilities		154	378
CONTINGENCIES AND COMMITMENTS	15

Total Liabilities		3,150	4,256

Shareholders’ equity	13
Stock capital -
Common stock of $0.001 par value - Authorized: 250,000,000 shares as of December 31,2024 and 2023; Issued and outstanding: 2,040,159 and 452,724 (*) as of December 31,2024 and 2023, respectively		2	4
Additional paid-in capital		71,608	65,383
Accumulated other comprehensive loss		(825)	(771)
Accumulated deficit		(63,876)	(59,881)

Total shareholders’ equity		6,909	4,735
Total liabilities and shareholders’ equity		10,059	8,991

(*)	Adjusted to give retroactive effect of 1:8 reverse stock split effected in April 2024, see note 13 (b)

The accompanying notes are an integral part of the consolidated financial statements.

MY SIZE, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands (except share data and per share data)

		Year ended December 31,
	Note	2024	2023

Revenues		8,257	6,996
Cost of revenues		(4,934)	(4,265)
Gross profit		3,323	2,731

Operating expenses
Research and development		(429)	(974)
Sales and marketing	17	(3,114)	(3,856)
General and administrative	18	(3,368)	(3,971)
Other income	20	275	-
Impairment of goodwill	7	(631)	(671)

Total operating expenses		(7,267)	(9,472)

Operating loss		(3,944)	(6,741)

Financial income (expense), net	19	(51)	99
Equity loss of equity method investees		-	(71)

Loss before income taxes		(3,995)	(6,713)

Income tax benefit	12	-	333
Net loss for the year		(3,995)	(6,380)

Other comprehensive income (loss):

Foreign currency translation differences		(54)	(134)

Total comprehensive loss		(4,049)	(6,514)

Basic and diluted loss per share		(4.39)	(20.4)

Basic and diluted weighted average number of shares outstanding		910,758	318,848

The accompanying notes are an integral part of the consolidated financial statements.

MY SIZE, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

U.S. dollars in thousands (except share data)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number**	Amount**	capital**	loss	Deficit	equity

Balance as of December 31, 2022	183,015	1	58,673	(637)	(53,501)	4,536
Stock-based compensation related to options and restricted shares granted to employees and consultants	(1,000)	-	453	-	-	453
Issuance of shares, net of issuance cost of $959	54,000	*	6,258	-	-	6,258
Issuance of Exercise of warrants and prefunded warrants	216,709	*	2	-	-	2
Total comprehensive income (loss)	-	-	-	(134)	(6,380)	(6,514)
Balance as of December 31, 2023	452,724	1	65,386	(771)	(59,881)	4,735

Stock-based compensation related to options and restricted shares granted to employees and consultants	80,000	*	390	-	-	390
Issuance of shares for sellers post Business Combination	4,360	*	3	-	-	3
Effect of reverse stock split	74,683	*	-	-	-	-
Issuance of shares, net of issuance cost of $442 (***)	79,000	*	2,819			2,819
Exercise of shares in abeyance	696,364	*	-	-	-	-
Exercise of Warrants	653,028	1	3,010			3,011
Total comprehensive income (loss)	-	-	-	(54)	(3,995)	(4,049)

Balance as of December 31, 2024	2,040,159	2	71,608	(825)	(63,876)	6,909

(*)	Represents an amount of less than $1.
(**)	Adjusted to give retroactive effect of 1:8 reverse stock split effected in April 2024, see note 13 (b).
(***)	See note 13

The accompanying notes are an integral part of the consolidated financial statements.

MY SIZE, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year ended December 31,
	2024	2023
Cash flows from operating activities:

Net loss	(3,995)	(6,380)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	20	27
Loss on Disposal of property and equipment	29	-
Change in operating lease right-of-use asset	147	137
Amortization of intangible assets	294	302
Foreign exchange differences	-	(99)
Change in liabilities to related parties	(442)	(93)
Interest on long term liabilities	47	57
Interest paid	(41)	(23)
Revaluation of investment in marketable securities	(1)	41
Deferred tax benefits	-	(328)
Change in Investment in JV	-	71
Stock based compensation	390	453
Change in inventory	112	(1,839)
Impairment of goodwill	631	671
Change in account receivables	335	1,200
Changes in operating lease liabilities	(96)	(115)
Change in other receivables and prepaid expenses	(268)	(84)
Change in trade payables	(65)	(306)
Change in other payables	(189)	202

Net cash used in operating activities	(3,092)	(6,106)

Cash flows from investing activities:

Proceeds from short term deposits	22	-
Proceeds from liquidating JV	38	-
Purchase of property and equipment	(7)	(7)

Net cash (used in) provided by investing activities	53	(7)

Cash flows from financing activities:

Proceeds from issuance of shares, net of issuance costs and exercise of warrants	5,829	6,258
Loans received	500	-
Repayment of loans	(735)	(124)

Net cash provided by financing activities	5,594	6,134

Effect of exchange rate fluctuations on cash and cash equivalents	61	(120)

Change in cash and cash equivalents and restricted cash	2,616	(99)
Cash and cash equivalents and restricted cash at the beginning of the year	2,264	2,363

Cash and cash equivalents and restricted cash at the end of the year	4,880	2,264

Non cash activities:
Change in operating lease right-of-use asset and liability due to termination of the lease agreement	181	-

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 1 - GENERAL

a.

My Size, Inc. is developing unique measurement technologies based on algorithms with applications focused on the apparel e-commerce market. The technology is driven by proprietary algorithms, which are able to calculate and record measurements in a variety of novel ways.

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

The war with Hamas has had an immaterial effect on its operations and financial results so far. This is attributable to its offices in Spain which has become a hub for the Company’s sizing solutions business. The majority of Orgad’s inventory utilizes fulfillment by Amazon rather than fulfilling directly. Inventory is now maintained and orders are shipped from regional Amazon warehouses, thereby reducing exposure to inventory risk and contributing to operating efficiencies.

On January 19, 2025, a temporary ceasefire went into effect, the result of which is uncertain.

On February 24, 2022, Russia invaded Ukraine. The hostilities between the two countries could result in more widespread conflict and could have a severe adverse effect on the region. Following Russia’s actions, various countries, issued broad-ranging economic sanctions against Russia. Such sanctions included, among other things, a prohibition on doing business with certain Russian companies, officials and oligarchs; a commitment by certain countries and the European Union to remove selected Russian banks from the Society for Worldwide Interbank Financial Telecommunications (SWIFT) electronic banking network that connects banks globally; and restrictive measures to prevent the Russian Central Bank from undermining the impact of the sanctions.

The Company shut down its operation in Russia and expects to close down the subsidiary in the near future therefore the impact from current situation is very limited.

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 1 - GENERAL (Cont.)

c.

On July 25, 2016, the Company’s common stock began publicly trading on the Nasdaq Capital Market under the symbol “MYSZ”.

From September 1, 2005 to March 27, 2024, the Company’s common stock was traded on the Tel Aviv Stock Exchange.

d.	Since inception, the Company has incurred significant losses and negative cash flows from operations and has an accumulated deficit of $63,876. The Company has financed its operations mainly through fundraising from various investors.

The Company’s management expects that the Company will continue to generate losses and negative cash flows from operations for the foreseeable future. Based on the projected cash flows and cash balances as of the date of these financial statements, management is of the opinion that there is an uncertainty that its existing cash will be sufficient to fund operations for a period of more than 12 months. As a result, there is substantial doubt about the Company’s ability to continue as a going concern.

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

b. Functional currency:

The currency of the primary economic environment in which the operations of the Company is conducted is the U.S. Dollar and thus it is the Company’s functional currency. The reporting currency according to which these financial statements are prepared is the U.S. dollar.

The currency of the primary economic environment in which the operation of the subsidiaries, My Size Israel and Orgad International Marketing Ltd. functional currency is the New Israeli Shekel (“NIS”).

The currency of the primary economic environment in which the operation of the subsidiary, My Size LLC, functional currency is the Russian Ruble.

The currency of the primary economic environment in which the operation of the subsidiary, Naiz fit, functional currency is the Euro.

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

f. Inventories:

Inventories are measured at the lower of cost or net realizable value. The cost of inventories comprises of the costs incurred in bringing the inventories to their present location and condition. Net realizable value is the estimated selling price in the ordinary course of business. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. The costs of purchase of inventories comprise the purchase price and other costs directly attributable to the acquisition of finished goods. Net realizable value is the estimated selling price in the ordinary course of business. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. In 2024 and 2023, the company recorded an inventory mark-down of $30 and $39 respectively.

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

i. Goodwill:

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

An impairment charges of $631 and $671 were recorded as the carrying value of the SaaS Solution reporting segment exceeded its expected fair value, as determined using a discounted cash flow model which is primarily based on management’s future revenue and cost estimates. These impairment charges were recorded within the Consolidated Statement of Operations and within the SaaS Solution segment for the year ended December 31, 2024 and 2023 respectively. See Note 7- Goodwill.

j. Intangible assets:

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

The estimated useful lives of the company’s intangible assets are as follows:

years
Customer Relationships	7
Technology	7
Trademark	5
Selling Platform	3

Each period, the Company evaluates the estimated remaining useful lives of its intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization.

l. Severance pay:

My Size Israel’s liability for severance pay is covered by Section 14 of the Israeli Severance Pay Law (“Section 14”). Under Section 14, employees in Israel are entitled to have monthly deposits, at a rate of 8.33% of their monthly salary, made on their behalf to their insurance funds. Payments in accordance with Section 14 exempt My Size Israel from any additional obligation for these employees. As a result, My Size Israel does not recognize any liability for severance pay due to these employees and the deposits under Section 14 are not recorded as an asset in its balance sheet. These contributions for compensation represent defined contribution plans and expenses are recorded based on actual deposits.

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

Software development costs also include costs to develop software to be used solely to meet internal needs and cloud-based applications used to deliver our services. The Company capitalizes development costs related to these software applications once the preliminary project stage is complete and it is probable that the project will be completed and the software will be used to perform the function intended. Costs capitalized for developing such software applications were not material for the periods presented and therefore were not capitalized.

l. Income taxes:

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or in the Companies’ tax returns. Deferred taxes are determined based on the difference between the financial statement carrying amount and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of deferred tax assets will not be realized. The Company establishes a valuation allowance, if necessary, to reduce deferred tax assets to the amount more likely than not to be realized. As of December 31, 2023, and 2022, a valuation allowance was established by the Company to reduce the deferred tax assets to the amount supported by future reversals of existing temporary taxable differences.

The Company implements a two-step approach to recognize and measure the benefit of its tax positions. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on examination, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is greater than 50 percent (cumulative basis) likely to be realized upon settlement. The Company believes that its tax positions are all highly certain of being upheld upon examination. As such, as of December 31, 2024 and 2023 the Company has not recorded any unrecognized tax benefits.

m. Accounting for stock-based compensation:

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

The Company recorded stock options issued to non-employees at the grant date fair value and recognizes expenses over the related service period by using the straight-line attribution approach in accordance with ASU 2018-07. All awards are equity classified.

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

The Company holds shares in iMine Corporation (“iMine”) formerly known as Diamante Minerals, Inc., a publicly-traded company on the OTCQB.

Due to sales restrictions on the sale of the iMine shares, the fair value of the shares was measured on the basis of the quoted market price for an otherwise identical unrestricted equity instrument of the same issuer that trades in a public market, adjusted to reflect the effect of the sales restrictions and is therefore, ranked as Level 2 asset.

o. Basic and diluted net loss per share:

Basic net loss per share is computed based on the weighted average number of shares of common stock outstanding during each year. Diluted net income per share is computed based on the weighted average number of shares of common stock outstanding during each year plus dilutive potential equivalent common stock considered outstanding during the year, in accordance with ASC 260, “Earnings per Share”. For the years ended December 31, 2024 and 2023, all outstanding options and warrants have been excluded from the calculation of the diluted net loss per share since their effect was anti-dilutive.

p. Concentrations of credit risk:

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

q. Revenue Recognition:

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

Under the Company’s standard contract terms, customers have a right of return within 30 until 90 days. For contracts with rights of return, the Company recognizes revenue based on the amount of the consideration which the Company expects to receive for products which are not expected to be returned and recognizes a refund liability for the amount not expected to be received. At the end of each reporting period, the Company updates its estimates of expected product returns and adjusts the refund liabilities with a corresponding adjustment in revenues. The Company recorded an allowance for returns in the amounts of $164 thousand and $260 thousand as of December 31, 2024, and 2023, respectively. The allowance for returns is recorded as decrease in revenues against other payables.

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

r. Contingencies and Commitments

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

s. Derivative instruments

The Company accounts for its derivative instruments as either assets or liabilities and measures them at fair value through profit or loss.

t. Leases

The Company leases include an office space lease agreement for 12 months, with an option to extend for an additional 12 months and 36 months cancelable operating lease agreements on behalf of personnel vehicles. The lease term includes a non-cancellable period of the lease plus any additional periods covered by either a Company option to extend (or not to terminate) the lease that the Company is reasonably certain to exercise, or an option to extend (or not to terminate) the lease controlled by the lessor.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company generally uses its incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

For the office rent lease, the Company has elected to account for the lease and non-lease maintenance components as a single lease component. Therefore, the lease payments used to measure the lease liability include all of the fixed consideration in the contract, including in-substance fixed payments, owed over the lease term.

u. Recent adopted accounting pronouncements

1.	In June 2022, the FASB issued ASC 2022-03 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring its fair value. The ASU also clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The ASU also introduces new disclosure requirements for equity securities subject to contractual sale restrictions. The ASU is effective for fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The adoption of ASC 2022-03 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

2.	In December, 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. The ASU will be effective for fiscal years beginning after December 15, 2024, and allows adoption on a prospective basis, with a retrospective option. The Company is in the process of assessing the impacts and method of adoption. This ASU will impact the Company’s income tax disclosures, but not Consolidated Financial Statements.

3.	In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, This guidance expands public entities’ segment disclosures primarily by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. The amendments were applied retrospectively to all prior periods presented in the financial statements. the Company adopted ASU 2023-07 in 2024, see Note 16—Segment Reporting.

v. Recently issued not yet adopted accounting pronouncements

1.	In March 2024, the SEC adopted new rules relating to the disclosure of a range of climate-change-related physical and transition risks, data, and opportunities. The adopted rule contains several new disclosure obligations, including, (i) disclosure on how the board of directors and management oversee climate-related risks and certain climate-related governance items, (ii) disclosure of information related to a registrant’s climate-related targets, goals, and/or transition plans, and (iii) disclosure on whether and how climate-related events and transition activities impact line items above a threshold amount on a registrant’s consolidate financial statements, including the impact of the financial estimates and the assumptions used. This new rule will be effective in the Company’s annual disclosures starting from the year ending December 31, 2027. The Company is in the process of assessing the impact on its consolidated financial statements and disclosures.

2.	In November 2024, the FASB issued ASU No. 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The ASU improves the disclosures about a public business entity’s expenses and provides more detailed information about the types of expenses in commonly presented expense captions. The amendments require that at each interim and annual reporting period an entity will, inter alia, disclose amounts of purchases of inventory, employee compensation, depreciation and amortization included in each relevant expense caption (such as cost of sales, SG&A and research and development). The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating this ASU to determine its impact on the Company’s disclosures.

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 3 - CASH AND CASH EQUIVALENTS

The Company’s cash and cash equivalents balance at December 31, 2024 and 2023 is denominated in the following currencies:

	December 31,
	2024	2023

US Dollars	4,216	1,746
New Israeli Shekels	497	375
Other	167	66
	4,880	2,187

NOTE 4 - OTHER RECEIVABLES AND PREPAID EXPENSES

	December 31,
	2024	2023

Prepaid expenses and other current assets	332	65
Government authorities	409	511
Loan (*)	-	75
Insurance reimbursement	270	-
Other	107	196
Total	1,118	847

(*)	the loan was given by the Company to a third party in March 2023 and bears annual interest of 9% per annum. The maturity date of the loan was December 31,2024. The loan was paid in full on December 16, 2024.

NOTE 5 - PROPERTY AND EQUIPMENT, NET

	Computers and peripheral equipment	Office furniture and equipment	Leasehold improvements	Total
Cost
Balance as at January 1, 2023	236	78	54	368
Additions	5	2	-	7
Translation adjustments	(3)	(1)	-	(4)
Balance as at December 31, 2023	238	79	54	371

Balance as at December 31, 2023	238	79	54	371
Additions	4	1	2	7
Disposal	(162)	(34)	(54)	(250)
Translation adjustments	8	(20)	-	(12)
Balance as at December 31, 2024	88	26	2	116

Accumulated Depreciation

Balance as at January 1, 2023	172	26	30	228
Additions	15	4	8	27
Translation adjustments	(1)	(3)	(1)	(5)
Balance as at December 31, 2023	186	27	37	250

Balance as at December 31, 2023	186	27	37	250
Additions	11	3	5	20
Disposal	(161)	(17)	(42)	(221)
Translation adjustments	4	(4)	-	-
Balance as at December 31, 2024	40	9	-	49
Carrying amounts
As at December 31, 2023	52	52	17	121
As at December 31, 2024	48	17	2	67

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 6 - LEASES

In August 2019, the Company entered into an office space lease agreement. The lease term was for 36 months beginning on August 20, 2019 and ending on August 20, 2022, with an option to extend for an additional 36 months. During 2022, the Company extended the lease period until August 20, 2025. On January 8, 2024 the Company provided a six month notice termination to the lessor that the lease will end on July 8, 2024. As a result the Company reduced its “Right of use asset” against current liabilities as “Operating lease liability” and in the non-current liabilities as “Operating lease liability – long term” on the Company’s December 31, 2024 consolidated balance sheets in an amount of $181.

In August 2024, the Company entered into a new office space lease agreement. The lease term is for 12 months beginning on July 1, 2024 and ending on June 30, 2025, with an option to extend for an additional 12 months.

Monthly rent payments for the previous office space including utilities amounted to approximately USD 14 (NIS 49,500) per month. For the new office space the monthly rent payments including utilities amounted to approximately $2 per month.

In addition, the Company entered into a three-year cancelable operating lease agreement for cars.

These operating leases are included in “Right of use asset” on the Company’s December 31, 2024 consolidated balance sheets and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligations to make lease payments are included in the current liabilities as “Operating lease liability” and in the non-current liabilities as “Operating lease liability - long term” on the Company’s December 31, 2024 consolidated balance sheets. As of December 31, 2024, right-of-use of asset was $23 based on the extension of the lease period (24 months in total). Operating lease liabilities were $15 and non current operating lease liabilities were $8.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

The interest rate used to discount future lease payment was 21.8%.

Maturities of lease liabilities as of December 31, 2024 were as follows:

Year Ending:
2025	$18
2026	$9
Thereafter	$-
Less imputed interest:	$(4)
Total lease liabilities	$23

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 7 – Goodwill and other Intangible assets

A.	Identified intangible assets

Schedule of Intangible assets

	Selling Platform	Technology	Customer Relationships	Other	Total
	Thousands USD	Thousands USD	Thousands USD	Thousands USD	Thousands USD
Cost
As of January 1, 2023	346	311	791	84	1,532

Effect of changes in exchange rates	(13)	10	25	2	24
As of December 31, 2023	333	321	816	86	1,556

Effect of changes in exchange rates	(2)	(19)	(48)	(5)	(74)

As of December 31, 2024	331	302	768	81	1,482

Amortization
As of January 1, 2023	(109)	(15)	(27)	(4)	(155)

Amortization for the year	(111)	(62)	(112)	(17)	(302)
Effect of changes in exchange rates	7	(3)	(6)	-	(2)
As of December 31, 2023	(213)	(80)	(145)	(21)	(459)

Amortization for the year	(109)	(55)	(113)	(17)	(294)
Effect of changes in exchange rates	-	7	12	2	21
As of December 31, 2024	(322)	(128)	(246)	(36)	(732)

Carrying amount
As of December 31, 2023	120	241	671	65	1,097
As of December 31, 2024	9	174	522	45	750

Amortization

Amortization expenses recorded for identified intangible assets in the Consolidated Statements of Operations for each period and were as follows:

	Line Item	December 31, 2024	December 31, 2023

Selling platform	Costs of revenues	109	111
Trademark	Sales and marketing	17	17
Technology	Costs of revenues	55	62
Customer relationships	Sales and marketing	113	112
Total amortization expenses		294	302

Future amortization expenses are expected to be as follows:

	2025	2026	2027	2028	2029	Thereafter	Total
Future amortization expenses	160	151	146	135	108	50	750

In the fourth quarter of 2024, the Company performed the annual assessment of the useful life of its finite-lived intangibles. The Company updated the useful life of its technology intangibles as a result of analyzing recent quantitative and qualitative observations in the market and factors impacting our business.  The change in estimate will be accounted for prospectively.  The weighted average remaining life was increased from approximately 3 years to 7 years to reflect the new estimated useful lives. The Company estimates that there will be an approximately 55-60% decrease to annual amortization expense.

b.	Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2024 and 2023 were as follows:

	Fashion and equipment e-commerce platform	SaaS Solutions	Total
Balance as of December 31, 2022	138	1,257	1,395
Translation differences	(4)	38	34
Goodwill impairment	-	(671)	(671)
Balance as of December 31, 2023	134	624	758
Translation differences	(1)	7	6
Goodwill impairment	-	(631)	(631)
Balance as of December 31, 2024	133	-	133

The Company operates its business through two reporting segments: (i) fashion and equipment e-commerce platform, and (ii) SaaS based innovative artificial intelligence driven measurement solutions See Note 16 for additional segment information.

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 7 – Goodwill and other Intangible assets (Cont.)

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

Goodwill impairment in 2023

The Company performed a quantitative assessment as of December 31, 2023 for the reporting units’ fair value.

Based on the December 31, 2023 revised discounted cash flows analysis, the Company recorded a goodwill impairment of $671 to its SaaS Solution reporting unit.

This, based the following assumptions:

	Fashion and equipment e-commerce platform	SaaS Solutions
Discount rate	21.5%	25%
Terminal growth rate	3%	3%
Revenue growth rate	12.4%-50%	15%-70%

No goodwill impairment was recorded for the Fashion and equipment e-commerce platform reporting unit.

Goodwill impairment in 2024

During the third quarter of 2024, the Company has experienced sustained decreases in the Company’s share price and a decline in actual and forecasted operating results, prompting impairment assessments of goodwill and long-lived assets including definite-lived intangibles.

The Company updated the forecasted future cash flows used in the impairment assessment, including revenues, margin, and capital expenditures to reflect current conditions. Other changes in valuation assumptions included selection of lower revenue growth rates based upon an assessment of current market conditions.

Considering the adverse developments in its businesses which are described above, the Company recorded a goodwill impairment of $631 in the third quarter, which was attributable to the entire remaining goodwill associated with its SaaS solutions segment (level 3 fair value measurement).

The resulting cash flow for the SaaS based innovative artificial intelligence driven measurement solutions reporting unit amounts were discounted using the same rate of 25% compared to prior quarters, the Company used revenue growth rate of 4%-32% compared to 15%-70% at December 2023. The Company still assumed a terminal growth rate of 3%.

For the tests performed in September 30, 2024, the resulting cash flow for the fashion and equipment e-commerce platform segment amounts were discounted using a slightly increased rate of 22% compared to 21.5% in prior quarters, The Company used a revenue growth rate of 7.5%-36.5% compared to 12.4%-50% at December 2023. The Company still assumed a terminal growth rate of 3%. No goodwill impairment was recorded for this reporting unit.

The Company performed it annual quantitative assessment as of December 31, 2024 for the fashion and equipment e-commerce platform reporting unit fair value. The estimated fair value of the fashion and equipment e-commerce platform reporting unit exceeded its estimated carrying amount by 5%.

This was based on the following assumptions:

Fashion and equipment e-commerce platform
Discount rate	22.5%
Terminal growth rate	3%
Revenue growth rate	7.5%-65.6%

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

During March 2024, the Company closed the joint venture (“JV”) in Brazil with Santista Têxtil and liquidating the remaining of its investment of $38.

During the years ended December 31, 2024 and 2023, the Company recognized equity loss from the JV in an amount of $0 and $71 respectively.

NOTE 9 - Financial Liabilities

The book value of each of the financial liability categories is an acceptable approximation of fair value.

The financial liability maturities during the five years following the end of the financial year are shown below:

	Until	Until	Until	Until	Until	TOTAL
	31-12-25	31-12-26	31-12-27	31-12-28	31-12-29	31-12-24

Debts with credit institutions	107	83	51	12	-	253

Loans in an amount of $48 bearing interest between prime to prime +1.5% is due between March 2025 to February 2028.

Loans in an amount of $191 bearing interest between 1.5%- 3.5% is due between December 2024 and June 2028.

During February 2024, the Company received a loan from a commercial lender in an amount of $500. The loan bears interest at a fix rate of 6% of the principal and is payable in installments during a six month term. The Company repaid the loan in full by August 2024.

NOTE 10 - RELATED PARTY TRANSACTIONS

A. Balances with related parties:

The following related party payables are included in liability to related parties:

	December 31,
	2024	2023
Officers (*)	70	22
Other related parties (**)	-	686
Other related parties	66	(119)
Directors	15	16
	151	605

(*)	The amount includes the net salary payable.
(**)	The amount includes the provision created to former owners of Orgad that are entitled to additional cash and equity consideration and former owners of Naiz that entitled to additional cash consideration.

B. Related parties benefits:

	Year ended December 31,
	2024	2023
Salaries and related expenses	1,344	1,173
Share based payments	204	324
Cash liability and equity liability expenses related to acquisitions (**)	-	155
Directors	60	55
	1,608	1,707

(**)	The amount includes the expenses for a provision created to former owners of Orgad that are entitled to additional cash and equity consideration and former owners of Naiz that are entitled to additional cash consideration.

NOTE 11 - FINANCIAL INSTRUMENTS

The following tables present the Company’s significant assets and liabilities that are measured at fair value on recurring basis and their classification within the fair value hierarchy:

	December 31, 2024
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial assets
Investment in marketable securities	-	7	-

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

At December 31, 2024, the recognized profit (loss) and fair value (based on quoted market prices with a discount due to security restrictions on iMine shares) of the marketable securities were $1 and $7, respectively (at December 31, 2023 $(41) and $6, respectively).

NOTE 12 - TAXES ON INCOME

a.	On December 31, 2024, the Company had U.S. federal net operating loss carryforwards of approximately $28,097 available to reduce future taxable income of which $16,323 will expire from 2025 until 2037 and the remaining amount of $11,774 may be carried forward to offset against future income for an indefinite period of time. Utilization of the U.S. net operating losses may be subject to substantial limitations due to the change of ownership provisions of the Internal Revenue Code of 1986.

My Size, Inc. has final tax assessments through 2020.

The U.S. corporate income tax rate 21%.

b.	Foreign tax:

1.	Tax rates:

Presented hereunder are the income tax rates relevant to the Company’s Israeli subsidiaries:

2024 - 23%
2023 - 23%

Presented hereunder are the income tax rates relevant to the Company’s Spanish subsidiary:

2023 - 24%
2024 - 24%

2.	The Company’s Israeli subsidiaries have estimated total available operating loss carryforwards of approximately $68,014 as of December 31, 2024. Of these carryforwards, a total of $40,378 are owned by Topspin Medical (Israel) Ltd. Topspin’s operating loss carryforwards may be offset only by future income with respect to the same operational activity by which it was incurred for an indefinite period of time. The other operating loss carryforwards are owned by My Size Israel 2014 Ltd and Orgad (subsidiary) may be carryforward to offset against future income for an indefinite period of time.

3.	Topspin Medical (Israel) Ltd. and My Size (Israel) 2014 Ltd. has final tax assessments through 2017.

4.	Naiz has estimated total available operating loss carryforwards of approximately $1,922 as of December 31, 2024. Naiz’s operating loss carryforward may be used to offset against future income for an indefinite period of time.

c.	U.S. and foreign components of loss, before income taxes consisted of:

	December 31,
	2024	2023
U.S	(1,168)	(2,375)
Non-U.S. (foreign)	(2,827)	(4,338)
	(3,995)	(6,713)

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

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2024	2023
Deferred tax assets:

Operating loss carryforwards	22,005	21,172
Stock based compensation expense	102	102
Investment in marketable securities	419	419
Capitalized research and development expenses	140	226
Other temporary differences	24	16
Total deferred tax assets	22,690	21,935
Valuation allowance	(22,509)	(21,663)
Net deferred tax assets after valuation allowance	181	272

Deferred tax liabilities:

Intangible assets	(181)	(272)

Net deferred tax liability	-	-

The following table presents a reconciliation of the beginning and ending valuation allowance:

	December 31,
	2024	2023
Balance at beginning of the year	21,663	21,455
Additions in valuation allowance to the income statement	795	988
Additions in valuation allowance due to exchange rate foreign currency translation differences	51	(780)
Net change in the valuation allowance	846	208
Balance at end of the year	(22,509)	(21,663)

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized.

The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are utilized. Based on consideration of these factors, the Company recorded a valuation allowance to reduce deferred tax assets to the amount supported by future reversals of existing taxable temporary differences at December 31, 2024 and 2023.

e.	Theoretical tax

The following presents the adjustment between the theoretical income tax benefit that would result from applying the U.S. federal statutory income tax rate to loss before income taxes amount and the reported income tax benefit included in the financial statements:

	December 31,
	2024	2023

Loss before income taxes	3,995	6,713
Statutory income tax rate	21%	21%
Computed “expected” income tax benefit	839	1,410
Foreign tax rate differences	60	73
Exchange rate differences	6	47
Nondeductible expenses	42	(41)
Impairment of goodwill	(152)	(168)
Change in valuation allowance	(795)	(988)
Income tax benefit	-	333

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

b.

On April 19, 2024, the Company effected a one-for-eight reverse stock split of its common stock (the “Reverse Stock Split”) with the Company’s shares beginning trading on a post-split basis on the Nasdaq Capital Market on April 23, 2024. Upon the effectiveness of the Reverse Stock Split, every eight shares of the Company’s issued and outstanding common stock was automatically converted into one share of common stock, without any change in the par value per share. In addition, a proportionate adjustment was made to the per share exercise price and the number of shares issuable upon the exercise of all outstanding options and warrants entitling the holders to purchase common stock. Any fraction of a share of common stock that would otherwise have resulted from the Reverse Stock Split was rounded up to the next whole number. All the per-share data was adjusted to give retroactive effect of 1:8 reverse stock split effected in April 2024.

c.	On August 24, 2023, the Company entered into an inducement offer letter agreement (the “2023 Inducement Letter”) with a certain holder of certain of the Company’s existing warrants to purchase up to (i) 1,963,994 shares of the Company’s common stock issued on January 12, 2023 at an exercise price of $2.805 per share (the “January 2023 Warrants”), (ii) 6,864 shares of the Company’s common stock issued on January 17, 2020 at an exercise price of $94.00 per share (the “January 2020 Warrants”), and (ii) 47,153 shares of the Company’s common stock issued on October 28, 2021 at an exercise price of $31.50 per share, having terms ranging from 28 months to five and one-half years (the “October 2021 Warrants” and together with the January 2023 Warrants and the January 2020 Warrants, the “2023 Existing Warrants). Pursuant to the 2023 Inducement Letter, the holder agreed to exercise for cash its 2023 Existing Warrants to purchase an aggregate of 2,018,012 shares of the Company’s common stock at a reduced exercise price of $2.09 per share in consideration of the Company’s agreement to issue new common stock purchase warrants to purchase up to an aggregate of 5,367,912 shares of the Company’s common stock at an exercise price of $2.09 per share. The Company received aggregate gross proceeds of approximately $4.2 million from the exercise of the 2023 Existing Warrants by the holder, before deducting placement agent fees and other offering expenses payable by the Company. The net proceeds were approximately $3.6 million. As of December 31, 2024, the Company issued to the holder all of the exercised shares.

d.	On May 16, 2024, the Company entered into an inducement offer letter agreement (the “2024 Inducement Letter”) with a certain holder of certain of the Company’s existing warrants to purchase up to (i) 326,514 shares of the Company’s common stock issued on August 28, 2023 with a twenty-eight month term at an exercise price of $16.72 per share, and (ii) 344,475 shares of the Company’s common stock issued on August 28, 2023 with a five and one-half year term at an exercise price of $16.72 per share, ((i) and (ii) collectively, the “ 2024 Existing Warrants).

Pursuant to the 2024 Inducement Letter, the holder agreed to exercise for cash its 2024 Existing Warrants to purchase an aggregate of 670,989 shares of the Company’s common stock at a reduced exercise price of $4.86 per share in consideration of the Company’s agreement to issue new common stock purchase warrants to purchase up to an aggregate of 1,341,978 shares of the Company’s common stock, at an exercise price of $4.61 per share. The Company received aggregate gross proceeds of approximately $3.26 million from the exercise of the 2024 Existing Warrants by the Holder, before deducting placement agent fees and other offering expenses payable by the Company. As of December 31, 2024, the Company issued to the holder all of the shares exercised.

On December 27, 2024, the holder exercised warrants to purchase 653,028 shares of common stock of the Company resulting in gross proceeds of approximately $3.0 million.

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 13 - SHAREHOLDERS’ EQUITY (Cont.)

c.	A summary of the warrant activity during the years ended December 31, 2024 and 2023 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life in Years

Outstanding, December 31, 2022	33,758	241.68	3.36
Issued	1,080,225	-	-
Expired or exercised	(383,447)	-	-
Outstanding, December 31, 2023	730,536	27.28	3.75
Issued	1,413,947
Expired or exercised	(1,328,639)
Outstanding, December 31, 2024	815,844	13.93	4.65
Exercisable, December 31, 2024	815,844	13.93	4.65

NOTE 14 - STOCK BASED COMPENSATION

The stock-based expense recognized in the financial statements for services received is related to cost of goods, research and development, sales and marketing and general and administrative expenses as shown in the following table:

	Year ended December 31,
	2024	2023

Stock-based compensation expense – Cost of goods	-	20
Stock-based compensation expense - Research and development	59	71
Stock-based compensation expense - Sales and marketing	46	160
Stock-based compensation expense - General and administrative	285	202
	390	453

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 14 - STOCK BASED COMPENSATION (Cont.)

Options issued to consultants

a.	In March 2023, the Company entered into a two-year agreement with a consultant to provide services to the Company including assisting the Company to promote, market and sell the Company’s technology to potential customers. Pursuant to such agreement and in partial consideration for such consulting services, the Company agreed to issue to the consultant options to purchase up to 500 shares of the Company’s common stock upon execution of the agreement. The options are exercisable at $24.00 per share and shall vest in two equal instalments every twelve months starting March 2023. Unexercised options shall expire 3 years from the effective date.

b.

In July 2023, the Company entered into a six month agreement with a consultant to provide services to the Company, including assisting the Company to promote, market and sell the Company’s technology to potential customers and make strategic introductions and inquiries with interested parties in the financial community. Pursuant to the agreement and in partial consideration for such consulting services, the Company issued to the consultant (i) 5,000 shares of restricted common stock of the Company, (ii) a warrant to purchase 12,500 shares of common stock at an exercise price of $4.00 per share and exercisable for a term of 36 months from the date of issuance, and (iii) a warrant to purchase 12,500 shares of common stock at an exercise price of $6.00 per share and exercisable for a term of 36 months from the date of issuance.

The issuance was approved by the Company’s board of directors in February 2024.

In the year ended December 31, 2024, the Company recorded $71, as stock-based equity awards with respect to the consultant. No expenses were recorded in the fiscal year ended December 31, 2023 with respect to the consultant.

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 14 - STOCK BASED COMPENSATION (Cont.)

The Company’s outstanding options granted to consultants as of December 31, 2024 are as follows:

Issuance date	Options for Common stock	Weighted Average exercise price per share		Options exercisable	Expiration date

September-October 2020	112	USD	216	112	September 2025
March 2023	500	USD	24	225	March 2026

Total	612			337

The Company uses the Black Scholes model to measure the fair value of the stock options with the assistance of a third party valuation.

The fair value of the Company’s stock options granted to non-employees was calculated using the following weighted average assumptions:

2023
Grants

Dividend yield	-
Expected volatility	82.49%
Risk-free interest	3.96%
expected term of up to (years)	3

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 14 - STOCK BASED COMPENSATION (Cont.)

Stock Option Plan for employees

In March 2017, the Company adopted a stock option plan (the “Plan”) pursuant to which the Company’s Board of Directors may grant stock options to officers and key employees. The total number of options which may be granted to directors, officers, employees under this plan, is limited to 36,125 options. Stock options can be granted with an exercise price equal to or less than the stock’s fair market value at the date of grant.

The fair value of each option award is estimated on the date of grant using the Binomial option-pricing model that used the weighted average assumptions in the following table. The risk free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	2024 Grants	2023 Grants
Dividend yield	0%	0%
Expected volatility	86.22%	82.49%
Risk-free interest	4.3%	3.96%
expected term	2.0-2.8	5

In the years ended December 31, 2024 and 2023, 6,875 and 11,625 options, respectively, were granted.

On December 27, 2023, the Company’s stockholders approved an increase in the shares available for issuance under the 2017 Equity Incentive Plan from 36,125 shares to 130,000 shares.

On February 14, 2024, the Compensation Committee of the Company granted restricted share awards under the Company’s 2017 Equity Incentive Plan to Ronen Luzon, Or Kles and Billy Pardo, pursuant to which they were issued 37,500 restricted shares, 18,750 restricted shares and 18,750 restricted shares, respectively. The restricted shares vest in three equal instalments on January 1, 2025, January 1,2026 and January 1, 2027, conditioned upon continuous employment with the Company, and subject to accelerated vesting upon a change in control of the Company.

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 14 - STOCK BASED COMPENSATION (Cont.)

The total stock option compensation expense in the year ended December 31, 2024 amounted to $390 as follows: research and development expenses amounted to $59, sales and marketing expenses amounted to $46 and general and administrative expenses amounted to $285.

The total stock option compensation expense in the year ended December 31, 2023 amounted to $371 as follows: research and development expenses amounted to $71, sales and marketing expenses amounted to $130 and general and administrative expenses amounted to $168.

As of December 31, 2024, there was a total of $117 unrecognized compensation cost relating to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.0 years.

Share option activity during 2024 is as follows:

	2024
	Number of options	Weighted average exercise price US$
Outstanding at January 1	13,832	8.88
Granted	6,875	3.832
Exercised	-	-
Expired	(6,781)	-
Outstanding at year end	13,926	6.97
Vested at year end	7,926	8.72

Share option activity during 2023 is as follows:

	2023
	Number of options	Weighted average Exercise price US$
Outstanding at January 1	5,201	179.84
Granted	11,625	8.72
Exercised	-	-
Expired	(2,994)	-
Outstanding at year end	13,832	8.88
Vested at year end	6,082	8.80

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 15 - CONTINGENCIES AND COMMITMENTS

a.

On August 7, 2018, the Company commenced an action against North Empire LLC (“North Empire”) in the Supreme Court of the State of New York, County of New York for breach of a Securities Purchase Agreement in which it sought damages in an amount to be determined at trial, but in no event less than $616. On August 2, 2018, North Empire filed a Summons with Notice against the Company, also in the same Court, in which they alleged damages in an amount of $11,400 arising from an alleged breach of the Agreement. On September 6, 2018 North Empire filed a Notice of Discontinuance of the action it had filed on August 2, 2018. On September 27, 2018, North Empire filed an answer and asserted counterclaims in the action commenced by the Company against them, alleging that the Company failed to deliver stock certificates to North Empire causing damage to North Empire in the amount of $10,958. North Empire also filed a third-party complaint against the Company’s CEO and former Chairman of the Board asserting similar claims against them in their individual capacities. On October 17, 2018, the Company filed a reply to North Empire’s counterclaims. On November 15, 2018, the Company’s CEO and former Chairman of the Board filed a motion to dismiss North Empire’s third-party complaint. On January 6, 2020, the Court granted the motion and dismissed the third-party complaint. Discovery has been completed and both parties filed motions for summary judgment in connection with the claims and counterclaims. On December 30, 2021, the Court denied both the Company and North Empire’s motions for summary judgment, arguing there were factual issues to be determined at trial. On January 26, 2022, the Company filed a notice of appeal of the summary judgment decision. On February 3, 2022, the Company filed a motion to reargue the Court’s decision denying the Company’s motion for summary judgment. On or about September 12, 2022, the Court issued its Decision and Order denying the Company’s motion to reargue. North Empire filed its opposing brief on December 7, 2022. Both sides were given an opportunity to file a reply brief. The Company filed a reply brief on January 4, 2023 and North Empire filed its reply brief on January 13, 2023. Oral argument was held before the Appellate Court on February 7, 2023. On or about February 28, 2023, the Appellate Court filed its Decision and Order, which affirmed the lower court’s decisions regarding both the Company and North Empire’s motions for summary judgment and sent the case back to the Supreme Court. On March 13, 2023, the Supreme Court referred the case to its Alternative Dispute Program and ordered the cases to mediate. The mediation was held on July 26, 2023 and various settlement options were explored but the mediation did not lead to settlement. On December 21, 2023, a conference with the Court was held and the parties were given dates for various pre-trial filings.

The parties agreed on settlement terms, including a global settlement with a third party with related claims. On November 19, 2024, the settlement agreement was executed and on December 2, 2024, the parties filed the Stipulation of Discontinuance with the Court and the action was dismissed.

The Company did not recognize any a loss or expenses from the settlement agreement.

b.	In July 2024, the Company was served with a legal complaint filed by Shimon Shukron in the Magistrate’s Court in Herzliya for a monetary award in an amount of NIS 1,895,345 (approximately $510). The plaintiff alleges that due to the fire that broke out at Orgad’s warehouse in January 2023, the fire spread to the plaintiff’s business and caused heavy damage to the structure and contents, inventory of the business and loss of profits. The Company filed its statement of defense in September 2024. At this preliminary stage, the plaintiff did not provide sufficient documents to support his claims regarding the extent of the alleged damage. The Company and the plaintiff agreed to go to mediation and are waiting for a suitable date to be set. The Company cannot evaluate the chances of the mediation or the claim to succeed.

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

Note 16 – Operating Segments

The Company reports its financial results for the two reportable segments: (i) fashion and equipment e-commerce platform, and (ii) SaaS based innovative artificial intelligence driven measurement solutions. The Company chief executive officer who is the Chief Operating Decision Maker (“CODM”) reviews, accompanied by disaggregated information about revenues and contributed profit by the two identified reportable segments. The fashion and equipment e-commerce platform which represents Orgad’s activity that was acquired by the Company in 2022, mainly operates on Amazon. The SaaS based innovative artificial intelligence driven measurement solutions, or SaaS Solutions operating segment consists of My Size Inc, My Size Israel, My Size LLC and Naiz.

The Company operating segments are the same as its reportable segments.

The CODM reviews total operating expenses and consolidated net loss to assess performance, forecast future financial results and allocate resources. In assessing the Company’s financial performance and making strategic decisions, the CODM regularly reviews segment loss and operating expenses by function. This includes a review of budget versus actual expenses and cost of goods, sales and marketing salaries and other segment expenses. For the fashion and equipment e-commerce platform operating segment the CODM also reviews gross profit and Amazon fees. For the SaaS Solutions operating segment, the CODM also reviews research and development expenses.

Revenue, costs of goods and other costs and expenses are generally directly attributed to the segments. These expenses include research and development related expenses, costs of Amazon fees, cost of goods, and legal-related costs. Indirect costs are allocated to segments based on a reasonable allocation methodology, when such costs are significant to the performance measures of the operating segments. Indirect operating expenses, such as insurance, legal and audit services, mostly allocated based on revenues, most of which is allocated to the fashion and equipment e-commerce platform segment.

Information related to the operations of the Company’s reportable operating segments is set forth below:

	Fashion and equipment e-commerce platform	SaaS Solutions	Total
As of the year ended December 31, 2024
Revenues from external customers	7,528	729	8,257
Cost of revenues	(4,866)	(68)	(4,934)
Research and development expenses	-	(429)	(429)
Amazon fees	(2,094)	-	(2,094)
Sales and marketing Salaries	(137)	(415)	(552)
Impairment of goodwill	-	(631)	(631)
Other Segment Items (*)	(2,493)	(1,068)	(3,561)
Segment loss	(2,062)	(1,882)	(3,944)

Reconciliation of Profit or Loss
Financial income (expense), net			(51)
Loss before income taxes			(3,995)
Significant non-cash items:

Amortization (**)	(109)	(185)	(294)
Other Income (***)	275	-	275
Impairment of goodwill (**)	-	(631)	(631)
Share based payments	(256)	(134)	(390)

(*)	Other segments items include shared based payments, rent and related expenses, professional services, insurance and other expenses.
(**)	See Note 7.
(***)	See Note 20.

	Fashion and equipment e-commerce platform	Saas Solution
As of December 31, 2024:
Assets	8,066	1,993

	Fashion and equipment e-commerce platform	SaaS Solutions	Total
As of the year ended December 31, 2023
Revenues from external customers	6,367	629	6,996
Cost of revenues	(4,203)	(62)	(4,265)
Research and development expenses	-	(974)	(974)
Amazon fees	(1,858)	-	(1,858)
Sales and marketing Salaries	(133)	(744)	(877)
Impairment of goodwill	-	(671)	(671)
Other Segment Items (*)	(3,529)	(1,563)	(5,092)
Segment loss	(3,356)	(3,385)	(6,741)

Reconciliation of Profit or Loss
Financial income (expense), net			99
Equity loss of equity method investees			(71)
Loss before income taxes			(6,713)
Significant non-cash items:

Amortization (**)	(111)	(191)	(302)
Impairment of goodwill (**)	-	(671)	(671)
Share based payments	(234)	(219)	(453)

(*)	Other segments items include shared based payments, rent and related expenses, professional services, insurance and other expenses.
(**)	See Note 7.

	Fashion and equipment e-commerce platform	Saas Solution
As of December 31, 2023:
Assets	6,352	2,639

The Company elected to present geographic information in respect with revenues generated from external customers based on the selling location.

Long-lived assets, which includes investment in JV, property, plant and equipment and right of use assets, by geographic region are as follows:

	Year ended
	December 31,
	2024	2023

Israel	229	718
Spain	744	1,609
Other	-	24

	973	2,351

For the year ended December 31, 2024, 91.64% of the Company’s total revenues were generated in the United states, no other foreign destination comprised 10.0% or more of the Company’s total revenues.

For the year ended December 31, 2023, 86.45% of the Company’s total revenues were generated in the United states, no other foreign destination comprised 10.0% or more of the Company’s total revenues.

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 17 - SALES AND MARKETING

	Year ended
	December 31,
	2024	2023

Salaries	552	877
Consultants and subcontractors	26	139
Marketing	103	375
Selling fees	2,094	1,858
Cash and equity liability expenses related to Orgad acquisition	1	100
Share based payments for consultants and employees	47	131
Travel	25	75
Other	266	301

	3,114	3,856

NOTE 18 - GENERAL AND ADMINISTRATIVE EXPENSES

	Year ended
	December 31,
	2024	2023
Salaries	931	954
Professional services	725	1,322
Share based payments for consultants, directors and employees	285	168
Rent, office expenses and communication	296	349
Insurance	359	463
Cash liability and equity liability expenses related to Orgad acquisition (*)	7	81
Cash liability expenses related to Naiz acquisition (*)	-	(52)
Directors	60	55
Other	705	631

	3,368	3,971

(*)	See Note 16.

NOTE 19 - FINANCIAL INCOME (EXPENSE), NET

A.	Financial income

	Year ended
	December 31,
	2024	2023

Exchange rate differences	-	99
Other	114	97

Total Financial income	114	196

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 19 - FINANCIAL INCOME (EXPENSE), NET (Cont.)

B.	Financial expense

	Year ended
	December 31,
	2024	2023

Exchange rate differences	87	-
Revaluation of loan granted	-	-
Revaluation investment in marketable securities	-	41
Other	78	56

Total Financial expense	165	97

NOTE 20 – SIGNIFICANT EVENTS DURING THE REPORTING PERIOD

a.

On February 7, 2022, the Company acquired 100% of the shares and voting interests in Orgad an omnichannel e-commerce platform. The Company agreed to pay to the former owners of Orgad cash consideration of $300 and issuance of shares of common stock.

In addition, the Company agreed to pay to the former owners of Orgad on the two-year and the three-year anniversary of the closing of the transaction pursuant to which the Company acquired 100% of the shares and voting interests in Orgad, $350 in each of these years, provided that in the case of the second and third instalments certain revenue targets are met and subject further to certain downward post-closing adjustment. In February 2024, the amount of $700 was fully paid to the former owners of Orgad net of a settlement amount of $275 which was recorded as other income.

Towards the end of 2023, the Company negotiated with the sellers to reduce the amounts owed to them, based on the fact that the actual working capital was different from that reflected in the financial statements attached to the contract. The gaps were mainly from provision for customer returns and value of the inventory. In a settlement agreement between the parties signed on February 2024, it was determined that the sellers would waive an amount of $275.

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

NOTE 21 - EVENTS SUBSEQUENT TO THE BALANCE SHEET DATE

On January 21, 2025, the Company entered into an At The Market Offering Agreement (the “Offering Agreement”), with H.C. Wainwright & Co., LLC, pursuant to which the Company may offer and sell, from time to time through Wainwright shares of the Company’s common stock having an aggregate offering price of up to $4.1 million.

The Company is not obligated to make any sales of the shares under the Offering Agreement. The offering of shares pursuant to the Offering Agreement will terminate upon the earliest of (a) the sale of all of the shares subject to the Offering Agreement and (b) the termination of the Offering Agreement by Wainwright or the Company, as permitted therein.

The Company agreed to pay to Wainwright a cash commission of 3% of the gross sales price of any Common Stock sold under the Offering Agreement and has agreed to provide.

As of March 10, 2025, the Company sold 60,589 shares pursuant to the Offering Agreement for aggregate gross proceeds of approximately $142.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting and financial disclosure of a type described in Item 304 (a)(1)(iv) or any reportable event as described in Item 304 (a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2024. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this Annual Report on Form 10-K, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Exchange Act, as amended, is recorded, processed, summarized and reported within the required time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting at December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment under those criteria, management has determined that, as of December 31, 2024, our internal control over financial reporting was effective.

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

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K) except as set forth below:

●	On December 26, 2024, Ronen Luzon, our Chief Executive Officer, terminated a Rule 10b5-1 trading arrangement for the potential sale of up to 13,086 shares of common stock, none of which were sold. The arrangement was initially adopted on August 31, 2023.

●	On December 26, 2024, Or Kles, our Chief Financial Officer, terminated a Rule 10b5-1 trading arrangement for the potential sale of up to 3,720 shares of common stock, none of which were sold. The arrangement was initially adopted on September 14, 2023.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and positions of our executive officers and directors.

NAME	Age	POSITION
Ronen Luzon	54	Chief Executive Officer and Class III Director
Or Kles	42	Outgoing Chief Financial Officer
Oren Elmaliah*	40	Incoming Chief Financial Officer
Billy Pardo	49	Chief Operating Officer and Chief Product Officer
Oron Branitzky (1)(2)(3)**	65	Class II Director
Roy Golan (1)(2)(3)**	51	Class I Director
Arik Kaufman (1)(2)(3)**	43	Class I Director
Guy Zimmerman*	55	Class II Director

(1)	Member of our audit committee

(2)	Member of our nominating and corporate governance committee

(3)	Member of our compensation committee

* Effective March 31, 2025, Mr. Kles resigned as Chief Financial Officer and effective April 1, 2025, Mr. Elmaliah has been appointed Chief Financial Officer.

** Independent as that term is defined by the rules of the Nasdaq Stock Market.

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

Or Kles has served as our Chief Financial Officer since May 2016 and resigned effective March 31, 2025. He is a certified public accountant with a broad, diverse financial background. From May 2013 until April 2016 he served as Assistant Controller of Shikun and Binui-Solel Boneh Infrastructure Ltd. and from December 2010 until May 2013 he served as an Associate at KPMG. Mr. Kles holds an MBA and a B.A. in Business Management and Accounting (specializing in financing) from The College of Management Academic Studies. Mr. Kles is a certified public accountant in Israel.

Oren Elmaliah, has served as a member of our board of directors since May 2017 until March 2025. Effective April 1, 2025, Mr. Elmaliah has been appointed Chief Financial Officer to replace Mr. Kles. In September 2015, Oren Elmaliah founded Accounting Team IL and has acted as Account Manager since then. Accounting Team IL is a financial consultancy and service provider to public companies traded in Israel and abroad. Since February 2017, Mr. Elmaliah has served as controller of Enlivex Therapeutics Ltd., and since January 2017 he has served as Chief Financial Officer of Presstek Israel. In addition, since September 2015, Mr. Elmaliah has served as an Israel Authorities Reporting Officer of LG Electronics Israel and since September 2015 he has served as Local Financial Report Consultant of Chiasma. From July 2011 until August 2015, Mr. Elmaliah served as CPA, Financial Director of CFO Director Ltd and from June 2010 until July 2011 he served as Risk Management Consultant of RSM International Limited. Mr. Elmaliah holds a B.A. in Accounting/Economics and a Msc. in Finance/Accounting from Tel Aviv University, Israel. He is a licensed Certified Public Accountant in Israel.

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

Roy Golan, has served as a member of our board of directors since March 2025. He acts as a financial advisor since July 2024 and currently serves as a director of Neurosense Therapeutics Ltd. (NASDAQ: NRSN), a Nasdaq listed company developing treatments for severe neurodegenerative diseases, since July 2024. Mr. Golan previously served as the Chief Financial Officer of Ayala Pharmaceuticals, Inc. (OTCQX: ADXS), a clinical-stage oncology company, from its merger with BioSight Ltd., a private pharmaceutical company developing innovative therapeutics for hematological malignancies and disorders, in October 2023 until June 2024. From 2019 to 2023, Mr. Golan served as Executive VP and Chief Financial Officer of BioSight Ltd. From 2018 to 2019, Mr. Golan served as President and Chief Financial Officer of Exalenz Bioscience Ltd. (TASE: EXEN), a Tel Aviv Stock Exchange listed global, commercial-stage diagnostics company which developed its BreathID® technology platform to improve patient care by providing breath-based tests in the fields of gastroenterology and hepatology and was later acquired by Meridian Bioscience, Inc. (NASDAQ: VIVO). From 2015 to 2018, Mr. Golan served as the Chief Financial Officer of NeuroDerm (NASDAQ: NDRM), a Nasdaq listed clinical-stage pharmaceutical company developing next-generation drug-device combinations for central nervous system disorders, through its initial public offering until its acquisition by Mitsubishi Tanabe Pharma Group Company, and prior thereto he served as their VP Finance. Mr. Golan holds an LLM from Bar Ilan University as well as a BA from The College of Management in Rishon LeZion and is also a licensed CPA. We believe that Mr. Golan is qualified to serve as a member of our board of directors because of his vast finance experience and public company management and administration in the fields of finance, accounting, and financial regulation.

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

Guy Zimmerman has served as a member of our board of directors since August 2021. Since November 2023, Mr. Zimmerman serves as Chief Executive Officer of XJet 3D having served as Chief Marketing Officer from August 2022. Previously, Mr. Zimmerman served as Founder and CEO of ManuFuture, an online b2b engineering marketplace, since February 2021. Prior to that from 2017 to 2021, Mr. Zimmerman acted as a consultant to several technology start-ups and was a founding partner of a business travel online platform. From 2013 to 2017, Mr. Zimmerman served as EVP of Marketing and Business Development of Kornit Digital and was part of the IPO leadership. Prior to that, Mr. Zimmerman served as VP of Global Sales and Business Development at Tefron Ltd., a provider of seamless garment technology, where he led the $100m sales and sales support organization serving global retail and fashion brands. Prior to that he served as Vice President of Strategy and Business Development at Tnuva Group, Israel’s largest food manufacturer and spent eight years at McKinsey & Company. Mr. Zimmerman previously led a software startup in the field of operational healthcare management systems. Mr. Zimmerman holds a B.Sc. in Industrial Engineering from Tel Aviv University in Israel. We believe that Mr. Zimmerman is qualified to serve as a member of our board of directors because his experience in business development in the technology and retail sectors.

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

On January 6, 2022, we filed with the Secretary of State of Delaware a Certificate of Amendment to our Amended and Restated Certificate of Incorporation providing for a classified Board. Following filing of the Certificate of Amendment, members of our board are now classified into three classes with staggered three-year terms (with the exception of the expiration of the initial Class I and Class II directors), as follows:

●	Class I, comprised of two directors, initially Arik Kaufman and Roy Golan (with their initial terms expiring at our 2025 annual meeting of stockholders and members of such class serving successive three-year terms);

●	Class II, comprised of two directors, initially Oron Branitzky and Guy Zimmerman (with their initial terms expiring at our 2026 annual meeting of stockholders and members of such class serving successive three-year terms); and

●	Class III, comprised of one director, initially Ronen Luzon (with his term expiring at our 2027 annual meeting of stockholders and members of such class serving successive three-year terms).

To preserve the classified Board structure, a director elected by the Board of Directors to fill a vacancy holds office until the next election of the class for which such director has been chosen, and until that director’s successor has been elected and qualified or until his or her earlier death, resignation, retirement or removal.

Our board of directors has reviewed the materiality of any relationship that each of our directors has with us, either directly or indirectly. Based upon this review, we believe that Arik Kaufman, Roy Golan, Oron Branitzky and Guy Zimmerman qualify as independent directors in accordance with the standards set by the Nasdaq and Rule 10A-3 promulgated under the Exchange Act.

Committees of the Board

Audit Committee

Our audit committee is comprised of Oron Branitzky, Roy Golan and Arik Kaufman. Mr. Golan serves as chairman of the audit committee. The audit committee is responsible for retaining and overseeing our independent registered public accounting firm, approving the services performed by our independent registered public accounting firm and reviewing our annual financial statements, accounting policies and our system of internal controls. The audit committee acts under a written charter, which more specifically sets forth its responsibilities and duties, as well as requirements for the audit committee’s composition and meetings. The audit committee charter is available on our website www.mysizeid.com.

The Board of Directors has determined that each member of the audit committee is “independent,” as that term is defined by applicable SEC rules. In addition, the Board of Directors has determined that each member of the audit committee is “independent,” as that term is defined by the rules of the Nasdaq Stock Market.

The Board of Directors has determined that Roy Golan is an “audit committee financial expert” serving on its audit committee, and is independent, as the SEC has defined that term in Item 407 of Regulation S-K.

Compensation Committee

Our compensation committee consists of Oron Branitzky, Roy Golan and Arik Kaufman. Mr. Branitzky serves as chairman of the compensation committee.

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

Nominating and Corporate Governance Committee

The members of the nominating and corporate governance committee are Oron Branitzky, Roy Golan and Arik Kaufman. Mr. Kaufman serves as chairman of the corporate governance and nominations committee. The nominating and corporate governance committee acts under a written charter, which more specifically sets forth its responsibilities and duties, as well as requirements for the nominating and corporate governance committee’s composition and meetings. The nominating and corporate governance committee charter is available on our website www.mysizeid.com.

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

Clawback Policy

Our Board of Directors has adopted a Policy for Recovery of Erroneously Awarded Compensation (the “Clawback Policy”), in accordance with the Nasdaq listing standards and Exchange Act Rule 10D-1, which applies to our current and former executive officers. Under the Clawback Policy, we are required to recoup the amount of any Erroneously Awarded Compensation (as defined in the Clawback Policy) on a pre-tax basis within a specified lookback period in the event of any Financial Restatement (as defined in the Clawback Policy), subject to limited impracticability exception.

Policies and Practices Related to the Grant of Certain Equity Awards

From time to time, we award stock options to our employees, including the named executive officers. We do not otherwise maintain any written policies on the timing of awards of stock options, stock appreciation rights, or similar instruments with option-like features. It is our practice to not grant any awards to our named executive officers when in possession of any material nonpublic information, and to wait until such material nonpublic information has been fully disclosed, widely disseminated to the public and at least two full business days has passed after such material nonpublic information has been disclosed.

Insider Trading Policy

We have adopted an insider trading policy that governs the purchase, sale, and/or other transactions of our securities by our directors, officers and certain other covered persons, and which is reasonably designed to promote compliance with applicable insider trading laws, rules and regulations, and any listing standards applicable to us. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K. In addition, with regard to any trading in our own securities, it is our policy to comply with the federal securities laws and the applicable exchange listing requirements.

Change in Procedures for Recommending Directors

There have been no material changes to the procedures by which our stockholders may recommend nominees to our Board of Directors from those procedures set forth in our Proxy Statement for our 2024 Annual Meeting of Stockholders, filed with the SEC on November 4, 2024.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following sets forth the compensation paid by us to our named executive officers, during the years ended December 31, 2024 and December 31, 2023.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards ($) (2)	All Other Compensation ($)	Total ($)
Ronen Luzon	2024	204,000	86,000	78,000	-	83,000	451,000
Chief Executive Officer	2023	165,000	-	213,000	-	115,000	493,000

Or Kles	2024	131,000	38,000	39,000	-	57,000	265,000
Chief Financial Officer	2023	116,000	-	51,000	-	65,000	232,000

Billy Pardo	2024	159,000	-	39,000	-	62,000	260,000
Chief Operating Officer	2023	128,000	-	51,000	-	91,000	270,000

(1) Salary for the years 2024 and 2023 are based on average US$/NIS representative exchange rates of NIS 3.699 and NIS 3.687 respectively.

(2) Amounts in this column represent the grant date fair value of options granted to the named executive officers during 2024 and 2023, computed in accordance with FASB ASC Topic 718. These amounts do not necessarily correspond to the actual value that may be realized by the named executive officers. The assumptions made in valuing the options reported in this column are discussed in Note 14 to our audited financial statements for the year ended December 31, 2024 and Note 4 to our condensed consolidated interim financial statements for the quarterly period ended September 30, 2024.

All Other Compensation Table

The “All Other Compensation” amounts set forth in the Summary Compensation Table above consist of the following:

Name	Year	Automobile- Related Expenses ($)	Manager’s Insurance* ($)	Education Fund* ($)	Other social benefits** ($)	Total ($)
Ronen Luzon	2024	29,000	30,000	14,000	10,000	83,000
	2023	29,000	28,000	14,000	44,000	115,000

Or Kles	2024	13,000	19,000	10,000	15,000	57,000
	2023	14,000	19,000	9,000	23,000	65,000

Billy Pardo	2024	14,000	24,000	12,000	12,000	62,000
	2023	14,000	23,000	12,000	42,000	91,000

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

** Other social benefits for 2024 and 2023 for all named individuals includes tax payments in respect of social benefits.

Agreements with Named Executive Officers

Ronen Luzon

On November 18, 2018, My Size Israel, our wholly owned subsidiary, entered into an employment agreement with Ronen Luzon, or the Luzon Employment Agreement, pursuant to which Mr. Luzon will serve as our Chief Executive Officer. Effective July 1, 2024, Mr. Luzon’s monthly base salary was increased to NIS 60,500 from NIS 55,000 per month as his base salary and is eligible to receive such bonus as determined by us. In addition, Mr. Luzon shall be entitled social benefits and to other benefits, including, but not limited to, contributions towards an education fund, pension scheme, manager’s insurance, insurance coverage, including insurance in case of disability, annual vacation days, sick leave and expense reimbursement. Pursuant to the terms of the Luzon Employment Agreement and subject to certain conditions, payments made by the Company to the pension fund or manager’s insurance fund shall be made in lieu of severance payments due to Mr. Luzon. The term of the Luzon Employment Agreement shall be effective as of September 1, 2018 and shall continue until such time either party provides written notice to the other party at least 75 days in advance of the termination of such agreement. We may also terminate Mr. Luzon’s employment without prior written notice (or payment in lieu of such notice) for Cause (as defined in the Luzon Employment Agreement).

Or Kles

On November 18, 2018, My Size Israel entered into an employment agreement with Or Kles, or the Kles Employment Agreement, pursuant to which Mr. Kles will serve as our Chief Financial Officer. Effective July 1, 2024, Mr. Kles’ monthly base salary was increased to NIS 41,800 from NIS 38,000 per month and is eligible to receive such bonus as determined by us. In addition, Mr. Kles shall be entitled to social benefits and other benefits, including, but not limited to, contributions towards an education fund, pension scheme, manager’s insurance, insurance coverage, including insurance in case of disability, annual vacation days, sick leave and expense reimbursement. Pursuant to the terms of the Kles Employment Agreement and subject to certain conditions, payments made by us to the pension fund or the manager’s insurance fund shall be made in lieu of severance payments due to Mr. Kles. The term of the Kles Employment Agreement shall be effective as of September 1, 2018 and shall continue until such time either party provides written notice to the other party at least 75 days in advance of the termination of such agreement. We may also terminate Mr. Kles’s employment without prior written notice (or payment in lieu of such notice) for Cause (as defined in the Kles Employment Agreement).

Billy Pardo

On November 18, 2018, My Size Israel entered into an employment agreement with Billy Pardo, or the Pardo Employment Agreement, pursuant to which Ms. Pardo will serve as our Chief Product Officer. Ms. Pardo receives NIS 47,500 per month as her base salary and is eligible to receive such bonus as determined by us. In addition, Ms. Pardo shall be entitled to social benefits and other benefits, including, but not limited to, contributions towards an education fund, pension scheme, manager’s insurance, insurance coverage, including insurance in case of disability, annual vacation days, sick leave and expense reimbursement. Pursuant to the terms of the Pardo Employment Agreement and subject to certain conditions, payments made by us to the pension fund or the manager’s insurance fund shall be made in lieu of severance payments due to Ms. Pardo. The term of the Pardo Employment Agreement shall be effective as of September 1, 2018 and shall continue until such time either party provides written notice to the other party at least 75 days in advance of the termination of such agreement. We may also terminate Ms. Pardo’s employment without prior written notice (or payment in lieu of such notice) for Cause (as defined in the Pardo Employment Agreement).

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding options held by each of our named executive officers that were outstanding as of December 31, 2024.

	Option Awards						Stock Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price		Option Expiration Date	Equity incentive plan awards: Number of Unearned Shares that Have Not Vested		Equity incentive plan awards: Market Value of Unearned Shares, That Have Not Vested
Ronen Luzon - Chief Executive Officer
	800	(1)	-	$8.72		8/10/2025	-		-
	-		-	-		-	41,667	(4)	$177,917
Or Kles – Chief Financial Officer							-		-
	650	(2)	-	$8.72		8/10/2025	-		-
	-		-	-		-	19,750	(5)	$84,333
Billy Pardo- Chief Operating Officer
	650	(2)	-	$8.72	(6)	8/10/2025	-		-
	-		-	-		-	19,750	(6)	$84,333

(1) The option has a grant date of October 8, 2020, 200 options vested on November 26, 2020, 200 options vested on May 26, 2021, 200 options vested on November 26, 2021, and 200 options vested on May 26, 2022.

(2) The option has a grant date of October 8, 2020, 163 options vested on November 26, 2020, 163 options vested on May 26, 2021, 162 options vested on November 26, 2021, and 162 options vested on May 26, 2022.

(3) On July 13, 2023, the compensation committee of the Board of Directors of the Company reduced the exercise price of outstanding options of employees and directors of the Company for the purchase of an aggregate of 2,947 shares of common stock of the Company (with exercise prices of $208 per share) to $8.72 per share, which was the closing price for the Company’s common stock on July 13, 2023.

(4) Consists of (i) 12,500 restricted shares with a grant date of September 29, 2022 and vesting in three equal installments on January 1, 2023, January 1, 2024, and January 1, 2025, and (ii) 37,500 restricted shares with a grant date of February 14, 2024 and vesting in three equal installments on January 1, 2025, January 1, 2026, and January 1, 2027.

(5) Consisting of (i) 3,000 restricted shares with a grant date of September 29, 2022 and vesting in three equal installments on January 1, 2023, January 1, 2024, and January 1, 2025, and (ii) 18,750 restricted share with a grant date of February 14, 2024 and vesting in three equal installments on January 1, 2025, January 1, 2026, and January 1, 2027.

(6) Consisting of (i) 3,000 restricted shares with a grant date of September 29, 2022 and vesting in three equal installments on January 1, 2023, January 1, 2024, and January 1, 2025, and (ii) 18,750 restricted shares with a grant date of February 14, 2024 and vesting in three equal installments on January 1, 2025, January 1, 2026, and January 1, 2027.

Director Compensation

The following table sets forth compensation information for our non-employee directors for the year ended December 31, 2024.

Name	Fees earned or paid in cash ($)(1)	Option awards ($)(1)(2)	Total ($)
Oren Elmalih	15,637	8,773	24,410
Oron Barnitzky	15,637	8,773	24,410
Arik Kaufman	14,995	8,773	23,768
Guy Zimmerman	13,961	8,773	22,734

(1)	Fees for the year 2024 are based on average US$/NIS representative exchange rates of NIS 3.699.

(2)	Amounts in this column represent the grant date fair value of options granted to the non-employee directors during 2022 computed in accordance with FASB ASC Topic 718. These amounts do not necessarily correspond to the actual value that may be realized by the non-employee directors. The assumptions made in valuing the options reported in this column are discussed in Note 14 to our financial statements for the year ended December 31, 2024.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Holders and Management

The following table sets forth certain information regarding beneficial ownership of shares of our common stock as of March 10, 2025 by (i) each person known to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group. Except as otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable.

Beneficial Owner(1)	Shares of Common Stock Beneficially Owned		Percentage(2)
Executive officers and directors:
Ronen Luzon	65,200	(3)	3.09%
Or Kles	20,400	(4)	1.00%
Billy Pardo	65,200	(5)	3.09%
Arik Kaufman	2,650	(6)	*
Oren Elmaliah**	2,650	(7)	*
Oron Branitzky	2,650	(8)	*
Guy Zimmerman	2,500	(9)	* %
Roy Golan	-		-
All Executive Officers and Directors as a Group (8 persons)	96,050		4.55%

*	Less than 1%
**	On March 7, 2025, Oren Elmaliah resigned as a member of the board of directors. Effective April 1, 2025, we appointed Mr. Elmaliah as Chief Financial Officer who is replacing Mr. Kles who resigned effective March 31, 2025. Mr. Elmaliah has nevertheless been included in the table above.

(1) The address of each person is c/o My Size, Inc., 4 HaNegev St., P.O.B. 1026, Airport City, Israel 7010000 unless otherwise indicated herein.

(2) The calculation in this column is based upon 2,110,748 shares of common stock outstanding on March 10, 2025. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the subject securities. Shares of common stock that are currently exercisable or exercisable within 60 days of March 10, 2025 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage beneficial ownership of such person, but are not treated as outstanding for the purpose of computing the percentage beneficial ownership of any other person

(3) Consists of (i) 50,000 shares of restricted stock granted under the 2017 Plan, (ii) options to purchase up to 800 shares of our common stock, (iii) 21,750 shares of restricted stock granted to Billy Pardo, Ronen Luzon’s spouse under the 2017 Plan, and (iv) options to purchase up to 400 shares of our common stock which are held by Ms. Pardo. Mr. Luzon may be deemed to beneficially hold the securities of us held by Ms. Pardo.

(4) Consists of (i) 21,750 shares of restricted stock granted under the 2017 Plan, and (ii) an option to purchase 400 shares of our common stock. Does not include an aggregate of 14,970 shares of restricted stock over which Mr. Kles has been designated the initial proxy to vote such shares pursuant to a voting agreement entered into between Whitehole S.L., Twinbel S.L. and EGI Acceleration, S.L.

(5) Consists of (i) 21,750 shares of restricted stock granted under the 2017 Plan, (ii) options to purchase up to 400 shares of our common stock, (iii) 50,000 shares of restricted stock which are held by Ronen Luzon, Billy Pardo’s spouse, and (iv) options to purchase up to 800 shares of our common stock which are held by Mr. Luzon. Ms. Pardo may be deemed to beneficially hold the securities of the Company held by Mr. Luzon.

(6) Consists of options to purchase up to 150 shares of our common stock and 2,500 shares of restricted stock.

(7) Consists of options to purchase up to 150 shares of our common stock and 2,500 shares of restricted stock.

(8) Consists of options to purchase up to 150 shares of our common stock and 2,500 shares of restricted stock.

(9) Consists of 2,500 shares of restricted stock.

Change in Control

We are not aware of any arrangement that might result in a change in control in the future. We have no knowledge of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in the Company’s control.

Securities Authorized for Issuance Under Equity Compensation Plans

On January 29, 2017, our Board of Directors approved the 2017 Equity Incentive Plan and the 2017 Consultant Equity Incentive Plan, which were approved by our stockholders on March 21, 2017. In addition, on January 29, 2017, our Board of Directors approved the Stock Option Plan Israel Grantees Sub-Plan. The 2017 Equity Incentive Plan initially authorized the issuance of up to 667 shares of common stock under the plan and the 2017 Consultant Equity Incentive Plan initially authorized the issuance of up to 1,000 shares of common stock under the plan.

On February 12, 2018, our stockholders approved an amendment to the 2017 Consultant Equity Incentive Plan to increase the maximum number of shares of our common stock available for issuance under the plan from 1,000 to 1,500. On July 3, 2018, our stockholders approved an amendment to the 2017 Equity Incentive Plan to increase the maximum number of shares of our common stock available for issuance under the plan from 667 to 1,000 and an amendment to the 2017 Consultant Equity Incentive Plan to increase the maximum number of shares of our common stock available for issuance under the plan from 1,500 to 2,334.

On May 25, 2020, our Board reduced the exercise price of outstanding options of our employees and directors for the purchase of an aggregate of 17,530 of our common stock (with exercise prices ranging between $3,630 and $1,830) to $208.0 per share, and extended the term of the foregoing options for an additional one year from the original date of expiration.

On August 10, 2020, our stockholders approved an increase in the shares available for issuance under the 2017 Equity Incentive Plan from 1,000 to 7,250 shares, and a decrease of the numbers of shares available for issuance under the 2017 Consultant Incentive Plan to 1,084 shares from 2,334 shares.

On December 30, 2021, our stockholders approved an increase in the shares available for issuance under the 2017 Equity Incentive Plan from 7,250 shares to 28,850 shares.

On December 7, 2022, our stockholders approved an increase in the shares available for issuance under the 2017 Equity Plan from 28,850 shares to 36,125 shares.

On December 27, 2023, our stockholders approved an increase in the shares available for issuance under the 2017 Equity Plan from 36,125 shares to 130,000 shares.

The following table summarizes information about our equity compensation plans and individual compensation arrangements as of December 31, 2024.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	14,538	$9.12	8,769
Equity compensation plans not approved by security holders	-	-	-
Total	14,538	9.12	8,769

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During years ended December 31, 2024 and 2023, except for compensation arrangements described elsewhere herein and the transactions described below, we did not participate in any transaction, and we are not currently participating in any proposed transaction, or series of transactions, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holders, or any member of the immediate family of the foregoing persons had, or will have, a direct or indirect material interest.

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

The payment of the earn out is further subject in each case to the Orgad Sellers being actively engaged with Orgad at the date such payment is due (except if the Orgad Sellers resign due to reasons relating to material reduction of salary or adverse change in their position with Orgad or its affiliates).

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

Services Agreement

In connection with Oren Elmaliah’s appointment as Chief Financial Officer effective April 1, 2025, we entered into an agreement with Accounting Team Ltd., an entity 100% owned by Mr. Elmaliah pursuant to which it was engaged to provide bookkeeping, controller and CFO services (the “Services”), effective from March 1, 2025. Under the agreement, the Company agreed to pay Accounting Team a monthly fee of NIS 40,000 (approximately $11,000) for the provision of the Services.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Somekh Chaikin, a member firm of KPMG International, located in Tel Aviv, Israel, PCAOB ID 1057, has served as our independent registered public accounting firm for 2024 and 2023. The following are Somekh Chaikin’s fees for professional services in each of the respective fiscal years:

Fee Category	2024	2023
Audit Fees	$244,196	$205,005
Tax Fees	$25,959	$33,166
Audit-related Fees	-	-
Total Fees	$270,155	$238,171

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

Pre-Approval Policies and Procedures

In accordance with the Sarbanes-Oxley Act of 2002, as amended, our audit committee charter requires the audit committee to pre-approve all audit and permitted non-audit services provided by our independent registered public accounting firm, including the review and approval in advance of our independent registered public accounting firm’s annual engagement letter and the proposed fees contained therein. The audit committee has the ability to delegate the authority to pre-approve non-audit services to one or more designated members of the audit committee. If such authority is delegated, such delegated members of the audit committee must report to the full audit committee at the next audit committee meeting all items pre-approved by such delegated members. In the fiscal years ended December 31, 2024 and December 31, 2023 all of the services performed by our independent registered public accounting firm were pre-approved by the audit committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

The financial statements required by this Item are included beginning at page F-1.

(b)	Exhibits

See Exhibit Index

ITEM 16. FORM 10-K SUMMARY

Not applicable

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of My Size, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Form on Form 8-K filed on March 23, 2017)

3.2	Amended and Restated By-Laws of My Size, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on March 4, 2016)

3.3	Amendment to Amended and Restated Certificate of Incorporation of My Size, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 20, 2018)

3.4	Second Amended and Restated By-Laws of My Size, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 24, 2018)

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of My Size, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 18, 2019)

3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation of My Size, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 7, 2022)

3.7	Amendment No. 1 to Second Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 7, 2022)

3.8	Certificate of Amendment to Amended and Restated Certificate of Incorporation of My Size, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 7, 2022)

3.9	Certificate of Amendment to Amended and Restated Certificate of Incorporation of My Size, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 15, 2024)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3/A filed on November 14, 2016)

4.2	Form of Warrant to Purchase Common Stock issued on February 2, 2018 (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K filed on March 27, 2019)

4.3	Description of Securities Registered under Section 12 (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K filed on March 19, 2020)

4.4	Form of Warrant (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1, Amendment No. 1, filed with the SEC on May 5, 2020.)

4.5	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-1, Amendment No. 1, filed with the SEC on May 5, 2020)

10.1	My Size, Inc. 2017 Equity Incentive Plan (incorporated by reference as an exhibit to the Company’s Definitive Proxy Statement on Schedule DEF 14A filed on March 2, 2017)

10.2	My Size, Inc. 2017 Consultant Equity Incentive Plan (incorporated by reference as an exhibit to the Company’s Definitive Proxy Statement on Schedule DEF 14A filed on March 2, 2017)

10.3	My Size, Inc. 2017 Stock Option Plan Israel Grantees Sub-Plan (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed on March 27, 2019)

10.4	Purchase Agreement between My Size, Inc. and Shoshana Zigdon dated as of February 16, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed on March 4, 2016)

10.5 +	Employment Agreement between My Size Israel 2014 Ltd. and Ronen Luzon dated November 18, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 19, 2018)

10.6 +	Employment Agreement between My Size Israel 2014 Ltd. and Or Kles dated November 18, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 19, 2018)

10.7 +	Employment Agreement between My Size Israel 2014 Ltd. and Billy Pardo dated November 18, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 19, 2018)

10.8	Form of Placement Agent Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 15, 2020)

10.9	Amendment to Purchase Agreement between My Size Israel 2014 Ltd., My Size, Inc. and Shoshana Zigdon (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q on August 16, 2021)

10.10	Form of Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 28, 2021)

10.11	Form of Placement Agent Warrant issued by the Company on October 28, 2021 (incorporated by reference to Exhibit 10.22 to the Company’s Form S-1 filed on November 12, 2021)

10.12	Form of Registration Rights Agreement, dated October 26, 2021, by and between the Company and the Purchasers (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 28, 2021)

10.13	Share Purchase Agreement dated as of February 7, 2022 between My Size Israel 2014 Ltd. and Amar Guy Shalom and Elad Bretfeld (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 8, 2022)

10.14	Form of Section 102 Capital Gain Restricted Stock Award Agreement under the Company’s 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2022)

10.15	Share Purchase Agreement, dated as of October 6, 2022, by and among My Size, Inc., Borja Cembrero Saralegui, Artiz Toree Garcia, Whitehold, S.L., Twinbel, S.L., and EGI Acceleration, S.L. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 12, 2022)

10.16	Form of Lock-Up Agreement by and among My Size, Inc. and the stockholders identified on the signature page thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on October 12, 2022)

10.17	Form of Voting Agreement by and among My Size, Inc. and the stockholders identified on the signature page thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on October 12, 2022)

10.18	My Size, Inc. Amendment to the My Size, Inc. 2017 Equity Plan (incorporated by reference to Appendix B to the Company’s definitive proxy statement filed with the SEC on November 4, 2022)

10.19	Form of Registered Direct Offering Securities Purchase Agreement, dated January 10, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2023)

10.20	Form of PIPE Securities Agreement, dated January 10, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2023)

10.21	Form of Registered Direct Pre-Funded Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2023)

10.22	Form of Series A and Series B Warrant (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2023)

10.23	Form of Private Placement Pre-Funded Warrant (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2023)

10.24	Form of Registration Rights Agreement, dated January 10, 2023 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2023)

10.25	Engagement Agreement, dated December 5, 2022 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2023)

10.26	Form of Placement Agent Warrant (incorporated by reference to Exhibit 10.36 to the Company’s Report on Form 10-K filed with the SEC on April 14, 2023)

10.27	Form of Inducement Letter (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 25, 2023)

10.28	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 25, 2023)

10.29	Form of Placement Agent Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 25, 2023)

10.30	My Size, Inc. Amendment to the My Size, Inc. 2017 Equity Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement filed with the SEC on November 24, 2023).

10.31	Form of Section 102 Capital Gain Restricted Stock Award Agreement under the Company’s 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.31 to the Company’s Report on Form 10-K filed with the SEC on April 1, 2024)

10.32	Form of Inducement Letter (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2024)

10.33	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2024)

10.34	Form of Placement Agent Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2024)

10.35	At the Market Offering Agreement dated January 21, 2025 between the Company and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 21, 2025)

19.1*	Insider Trading Policy

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Report on Form 10-K filed with the SEC on April 1, 2024)

23.1*	Consent of Somekh Chaikin, a member firm of KPMG International, registered public accounting firm

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1+	My Size, Inc. Executive Officer Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Report on Form 10-K filed with the SEC on April 1, 2024)

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Schema
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Label Linkbase
101.PRE*	Inline XBRL Taxonomy Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL document and contained in Exhibit 101)

*	Filed herewith.

+	Indicates a management contract or any compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of March, 2025.

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

Signature	Title	Date

/s/ Ronen Luzon	Chief Executive Officer and Director	March 27, 2025
Ronen Luzon	(Principle Executive Officer)

/s/ Or Kles	Chief Financial Officer	March 27, 2025
Or Kles	(Principal Financial and Accounting Officer)

/s/ Roy Golan	Director	March 27, 2025
Roy Golan

/s/ Arik Kaufman	Director	March 27, 2025
Arik Kaufman

/s/ Oron Branitzky	Director	March 27, 2025
Oron Branitzky

/s/ Guy Zimmerman	Director	March 27, 2025
Guy Zimmerman

