Form 10-Q
period 2025-03-31
My Size, Inc.
filed 2025-05-15
CIK 1211805

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of May 15, 2025, 3,103,076 shares of common stock, par value $0.001 per share were issued and outstanding.

MY SIZE, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2025

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

My Size, Inc. and Subsidiaries

Condensed Consolidated

Interim

Financial Statements

As of March 31, 2025

(unaudited)

U.S. Dollars in Thousands

1

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Financial Statements as of March 31, 2025 (Unaudited)

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Balance Sheets (Unaudited)

U.S. dollars in thousands (except share data and per share data)

	March 31,	December 31,
	2025	2024

Assets
Current Assets:
Cash and cash equivalents	3,695	4,880
Inventory	2,504	2,796
Account receivables	534	278
Other receivables and prepaid expenses	1,071	1,118
Total current assets	7,804	9,072

Long term deposits	7	7
Property and equipment, net	63	67
Operating right-of-use asset	18	23
Intangible assets	712	750
Goodwill	133	133
Investment in marketable securities	14	7
Total non-current assets	947	987

Total assets	8,751	10,059

Liabilities and stockholders’ equity

Current liabilities:
Operating lease liability	17	15
Short-term loans	77	107
Trade payables	1,588	2,084
Liabilities to related parties	72	151
Other payables	833	639
Total current liabilities	2,587	2,996

Long-term loans	133	146
Operating lease liability	2	8
Total non-current liabilities	135	154
Commitments and contingent
Total liabilities	2,722	3,150

Stockholders’ equity:
Stock Capital -
Common stock of $0.001 par value - Authorized: 250,000,000 shares; Issued and outstanding: 2,110,748 and 2,040,159 as of March 31, 2025 and December 31, 2024, respectively	2	2
Additional paid-in capital	71,767	71,608
Accumulated other comprehensive loss	(804)	(825)
Accumulated deficit	(64,936)	(63,876)
Total stockholders’ equity	6,029	6,909
Total liabilities and stockholders’ equity	8,751	10,059

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Statements of Comprehensive Loss (Unaudited)

U.S. dollars in thousands (except share data and per share data)

	Three-Months Ended March 31,
	2025	2024

Revenues	1,479	2,984
Cost of revenues	(1,059)	(1,788)
Gross profit	420	1,196

Operating expenses
Research and development	(82)	(132)
Sales and marketing	(567)	(1,102)
General and administrative	(831)	(1,033)
Total operating expenses	(1,480)	(2,267)
Operating loss	(1,060)	(1,071)
Financial income (expenses), net	-	55
Loss before taxes	(1,060)	(1,016)

Net loss	(1,060)	(1,016)
Other comprehensive income (loss):

Foreign currency translation differences	21	(107)

Total comprehensive loss	(1,039)	(1,123)

Basic and diluted loss per share	(0.51)	(1.88)
Basic and diluted weighted average number of shares outstanding	2,093,949	539,042

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Statements of Changes in Stockholders’ Equity (Unaudited)

U.S. dollars in thousands (except share data and per share data)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number	Amount	capital	loss	deficit	equity

Balance as of January 1, 2025	2,040,159	2	71,608	(825)	(63,876)	6,909
Stock-based compensation related to options granted to employees and consultants	10,000	*	22	-	-	22
Issuance of shares pursuant to At The Market Offering Agreement - net of $5 issuance cost**	60,589	*	137	-	-	137

Total comprehensive loss	-	-	-	21	(1,060)	(1,039)
Balance as of March 31, 2025	2,110,748	2	71,767	(804)	(64,936)	6,029

(*)	Represents an amount less than $1.
(**)	See note 8

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number	Amount	capital	loss	deficit	equity

Balance as of January 1, 2024	452,724	1	65,386	(771)	(59,881)	4,735
Stock-based compensation related to options granted to employees and consultants	80,000	*	138	-	-	138
Issuance of shares in Business Combinations	4,360	*	3	-	-	3
Exercise of warrants and prefunded warrants	104,375	*	-	-	-	-
Total comprehensive loss	-	-	-	(107)	(1,016)	(1,123)
Balance as of March 31, 2024	641,459	1	65,527	(878)	(60,897)	3,753

(*)	Represents an amount less than $1

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Statements of Cash Flows (Unaudited)

U.S. dollars in thousands

	Three-Months Ended March 31,
	2025	2024

Cash flows from operating activities:
Net loss	(1,060)	(1,016)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4	8
Change in operating lease right-of-use asset	4	98
Amortization of intangible assets	38	76
Change in liabilities to related parties	(79)	(525)
Interest on long-term liabilities	2	8
Interest paid	(2)	(5)
Revaluation of investment in marketable securities	(7)	(5)
Stock based compensation	22	138
Change in inventory	331	742
Change in account receivable	(256)	209
Changes in operating lease liabilities	(1)	(47)
Change in other receivables and prepaid expenses	47	(150)
Change in trade payables	(497)	(1,014)
Change in other payables	186	66
Net cash used in operating activities	(1,268)	(1,417)

Cash flows from investing activities:
Proceeds from investment in JV	-	38
Proceeds from short-term deposits	-	22

Net cash provided by investing activities	-	60

Cash flows from financing activities:
Proceeds from issuance of shares, net of issuance costs	137	-
Loans received	-	500
Repayment of loans	(42)	(93)

Net cash provided by financing activities	95	407

Effect of exchange rate fluctuations on cash and cash equivalents	(12)	(103)

Decrease in cash, cash equivalents and restricted cash (*)	(1,185)	(1,053)
Cash, cash equivalents and restricted cash at the beginning of the period	4,880	2,264
Cash, cash equivalents and restricted cash at the end of the period	3,695	1,211

Non cash activities:
Change in operating lease right-of-use asset and liability	-	181

(*)	$1,185 relates to change in cash and cash equivalents for the three months ended March 31, 2025.

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

MY SIZE, INC. AND ITS SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 1 - General

a.

My Size, Inc. (the “Company”) is developing unique measurement technologies based on algorithms with applications focused on the apparel e-commerce market. The technology is driven by proprietary algorithms, which are able to calculate and record measurements in a variety of novel ways.

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

Subsequent to the date of these financial statements, the Company established an additional subsidiary, New Percentil, S.L., a limited liability company incorporated under the laws of Spain. See note 9b.

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

From September 1, 2005 to March 27, 2024, the Company’s common stock was traded on the Tel Aviv Stock Exchange.

b.

Since inception, the Company has incurred significant losses and negative cash flows from operations and has an accumulated deficit of $64,936. The Company has financed its operations mainly through fundraising from various investors.

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

Management’s plans include the continued commercialization of the Company’s products and acquisition of technology, intellectual property or businesses and securing sufficient financing through the sale of additional equity securities, debt or capital inflows from strategic partnerships. Management is actively looking for additional technology and commercial opportunities that will increase the company’s cashflow. The company has sold additional securities for $1,995 see note 9a. Additional funds may not be available when the Company needs them, on terms that are acceptable to it, or at all. If the Company is unsuccessful in commercializing its products and securing sufficient financing, it may need to cease operations.

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

In addition, since the commencement of these events, there have been continued hostilities along Israel’s northern border with Lebanon (with the Hezbollah terror organization;), Israel’s southern border with the Gaza Strip (with the Hamas terrorist organization) and on other fronts from various extremist groups in region, such as the Houthis in Yemen and various rebel militia groups in Syria and Iraq. Further, on April 13, 2024, and on October 1, 2024, Iran launched a series of drone and missile strikes against Israel. In November 2024, a ceasefire agreement was reached between Israel and Lebanon.

The war with Hamas and Hezbollah has had an immaterial effect on its operations and financial results so far. This is attributable to its offices in Spain which has become a hub for the Company’s sizing solutions business. The majority of Orgad’s inventory utilizes fulfillment by Amazon rather than fulfilling directly. Inventory is now maintained and orders are shipped from regional Amazon warehouses, thereby reducing exposure to inventory risk and contributing to operating efficiencies.

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

The Company shut down its operation in Russia and is expected to close down its subsidiary, My Size LLC, but due to technical reasons it is expected to occur in the near future. Therefore, the impact from the current situation is very limited.

MY SIZE, INC. AND ITS SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 2 - Significant Accounting Policies

a.	Unaudited condensed consolidated financial statements:

The accompanying unaudited condensed consolidated interim financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements are comprised of the financial statements of the Company. In management’s opinion, the interim financial data presented includes all adjustments necessary for a fair presentation. All intercompany accounts and transactions have been eliminated. Operating results for the three months ended March 31, 2025 not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2025.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2024.

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

The Company holds share certificates My City Builders, Inc. (“MYCB”), formerly known as Diamante Minerals, Inc., a publicly traded company on the OTCQB.

Due to sales restrictions on the sale of the MYCB shares, the fair value of the shares was measured on the basis of the quoted market price for an otherwise identical unrestricted equity instrument of the same issuer that trades in a public market, adjusted to reflect the effect of the sales restrictions and is therefore, ranked as Level 2 assets.

	March 31, 2025
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial assets

Investment in marketable securities (*)	-	14	-

MY SIZE, INC. AND ITS SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 3 - Financial Instruments (Cont.)

	December 31, 2024
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial assets

Investment in marketable securities (*)	-	7	-

(*)	For the three-month period ended March 31, 2025 and 2024, the Company recognized gain (based on quoted market prices with a discount due to security restrictions on iMine shares) of the marketable securities was $7 and $5 respectively.

Note 4 - Stock Based Compensation

The stock-based expense equity awards recognized in the financial statements for services received is related to Cost of Revenues, Research and Development, Sales and Marketing and General and Administrative expenses as shown in the following table:

	Three months ended March 31,
	2025	2024

Stock-based compensation expense – Cost of revenues	-	1
Stock-based compensation expense - Research and development	6	13
Stock-based compensation expense - Sales and marketing	-	16
Stock-based compensation expense - General and administrative	16	111
	22	141

MY SIZE, INC. AND ITS SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 4 - Stock Based Compensation (Cont.)

Stock Option Plan for Employees:

The total number of shares of common stock which may be granted to directors, officers and employees under this plan, is limited to 130,000 shares.

On February 14, 2024, the Compensation Committee of the Company granted restricted common stock awards under the Company’s 2017 Equity Incentive Plan to Ronen Luzon, Oren Elmaliah and Billy Pardo, pursuant to which they were issued 37,500 restricted shares, 18,750 restricted shares and 18,750 restricted shares, respectively. The restricted shares shall vest in three equal installments on January 1, 2025, January 1, 2026 and January 1, 2027, conditioned upon continuous employment with the Company and subject to accelerated vesting upon a change in control of the Company. On the same day, the Company granted a total of 10,000 restricted stock units (“RSUs”) to its directors that will vest on January 1, 2025 and five-years options to purchase up to 6,875 shares of common stock to other employees of the Company at an exercise price of $3.832 per share. The option vesting period is over three years in three equal portions from the vesting commencement date.

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

During the three-month periods ended March 31, 2024, and 2025 the Company granted options, restricted stock and RSUs to purchase 10,000 and 0 shares, respectively, of common stock under the 2017 Employee Plan (as described above), respectively. No options were exercised.

The total stock option compensation expense for employees during the three-month period ended March 31, 2025 and 2024 was $22 and $67, respectively.

The total stock option compensation expense relating to the Orgad acquisition during the three-month period ended March 31, 2025 and 2024 was $0 and $3, respectively.

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

During the three-month periods ended March 31, 2025 and 2024, the Company recorded $0 and $71, respectively, as stock-based equity awards with respect to the Consultant.

MY SIZE, INC. AND ITS SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 5 - Contingencies and Commitments

In July 2024, the Company was served with a legal complaint filed by Shimon Shukron in the Magistrate’s Court in Herzliya for a monetary award in an amount of NIS 1,895,345 (approximately $510). The plaintiff alleges that due to the fire that broke out at Orgad’s warehouse in January 2023, the fire spread to the plaintiff’s business and caused heavy damage to the structure and contents, inventory of the business and loss of profits. The Company filed its statement of defense in September 2024. At this preliminary stage, the plaintiff did not provide sufficient documents to support his claims regarding the extent of the alleged damage. Based on the Company’s legal advisors, the Company cannot evaluate the chances of the claim to succeed, at this stage.

Note 6 - Goodwill

The aggregate carrying amounts of goodwill allocated to each reporting unit are as follows:

	March 31
	2025	2024
SaaS Solutions	-	609
Fashion and equipment e-commerce platform	133	133
	133	742

MY SIZE, INC. AND ITS SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 7 – Operating Segments

The Company has the following two segments: (i) fashion and equipment e-commerce platform, and (ii) SaaS based innovative artificial intelligence driven measurement solutions. This realignment reflects the way resources are allocated and performance is assessed by the Chief Operating Decision Maker. The fashion and equipment e-commerce platform which represents Orgad’s activity that was acquired by the Company in 2022, mainly operates on Amazon. The SaaS based innovative artificial intelligence driven measurement solutions, or SaaS Solutions operating segment consists of the Company and certain of its subsidiaries, My Size Israel, My Size LLC and Naiz.

The Company operating segments are the same as its reportable segments.

The CODM reviews total operating expenses and consolidated net loss to assess performance, forecast future financial results, and allocate resources. In assessing the Company's financial performance and making strategic decisions, the CODM regularly reviews segment loss and operating expenses by function. This includes a review of budget versus actual expenses and cost of goods, sales and marketing salaries, and other segment expenses. For the fashion and equipment e-commerce platform operating segment, the CODM also reviews gross profit and Amazon fees. For the SaaS Solutions operating segment, the CODM also reviews research and development expenses.

Revenue, costs of goods and other costs and expenses are generally directly attributed to the segments. These expenses include research and development-related expenses, costs of Amazon fees, cost of goods, and legal-related costs. Indirect costs are allocated to segments based on a reasonable allocation methodology, when such costs are significant to the performance measures of the operating segments. Indirect operating expenses, such as insurance, legal, and audit services, are mostly allocated based on revenues, most of which is allocated to the fashion and equipment e-commerce platform segment.

Information related to the operations of the Company’s reportable operating segments is set forth below:

	Fashion and equipment e-commerce platform	SaaS Solutions	Total
As of the three months ended March 31, 2025
Revenues from external customers	1,307	172	1,479
Cost of revenues	(1,051)	(8)	(1,059)
Research and development expenses	-	(82)	(82)
Amazon fees	(385)	-	(385)
Sales and marketing Salaries	(31)	(90)	(121)
Other Segment Items (*)	(665)	(227)	(892)
Segment loss	(825)	(235)	(1,060)

Reconciliation of Profit or Loss
Loss before income taxes	(825)	(235)	(1,060)

Significant non-cash items:
Amortization	(9)	(29)	(38)
Share based payments	(14)	(8)	(22)

(*)	Other segments items include shared based payments, rent and related expenses, professional services, insurance and other expenses.

	Fashion and equipment e-commerce platform	Saas Solution
As of March 31, 2025:
Assets	6,371	2,380

	Fashion and Equipment e-commerce platform	SaaS Solutions	Total
As of the three months ended March 31, 2024
Revenues from external customers	2,807	177	2,984
Cost of revenues	(1,766)	(22)	(1,788)
Research and development expenses	-	(132)	(132)
Amazon fees	(733)	-	(733)
Sales and marketing Salaries	(32)	(129)	(161)
Other Segment Items (*)	(858)	(383)	(1,241)
Segment loss	(582)	(489)	(1,071)

Reconciliation of Profit or Loss	64	(9)	55
Loss before income taxes	(518)	(498)	(1,016)

Significant non-cash items:
Amortization	(27)	(49)	(76)
Share based payments	(99)	(39)	(138)

(*)	Other segments items include shared based payments, rent and related expenses, professional services, insurance and other expenses.

	Fashion and equipment e-commerce platform	Saas Solution
As of December 31, 2024:
Assets	8,066	1,993

MY SIZE, INC. AND ITS SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 8 – Significant events during the reporting period.

On January 21, 2025, the Company entered into an At The Market Offering Agreement (the “Offering Agreement”), with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which the Company may offer and sell, from time to time through Wainwright shares of the Company’s common stock having an aggregate offering price of up to $4.1 million. The Company is not obligated to make any sales of the shares under the Offering Agreement. The offering of shares pursuant to the Offering Agreement will terminate upon the earliest of (a) the sale of all of the shares subject to the Offering Agreement and (b) the termination of the Offering Agreement by Wainwright or the Company, as permitted therein. The Company agreed to pay to Wainwright a cash commission of 3% of the gross sales price of any shares of common stock sold under the Offering Agreement. As of March 31, 2025, the Company sold 60,589 shares pursuant to the Offering Agreement for aggregate gross proceeds of approximately $142.

Note 9 – Events subsequent to the balance sheet date

a.	In connection with the Offering Agreement described in note 8. As of May 15, 2025, the Company sold 992,328 shares pursuant to the Offering Agreement for aggregate gross proceeds of approximately $1,995.

b.	On May 9, 2025, a newly-formed, wholly-owned subsidiary of the Company, New Percentil, S.L., a limited liability company incorporated under the laws of Spain (“New Percentil”), entered into a production unit transfer agreement with Casi Nuevo Kids, S.L., a limited liability company incorporated under the laws of Spain (“Casi Nuevo”), pursuant to which New Percentil acquired (the “Acquisition”) a production unit of Casi Nuevo with a trade name of Percentil that was judicially awarded to the Company in April 2025 within the framework of insolvency proceedings of Casi Nuevo filed with Commercial Court No. 13 of Madrid (Spain). The Acquisition was completed on May 9, 2025.

The Company paid a total transaction value of 610 euro (approximately $679), consisting of a 40 euro (approximately $45) cash payment and the assumption of certain customer and labor liabilities and debt and social security payments in the aggregate amount of approximately 570 euro (approximately $634). The Acquisition was financed through existing cash reserves and does not involve the issuance of additional shares or debt.

The initial accounting for the business combination is incomplete at the time the financial statements are issued as The acquisition was completed a few days before the filling.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that we believe to be relevant to an assessment and understanding of our results of operations and financial condition for the periods described. This discussion should be read together with our condensed consolidated interim financial statements and the notes to the financial statements, which are included in this Quarterly Report on Form 10-Q. This information should also be read in conjunction with the information contained in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission, or the SEC on March 27, 2025, or the Annual Report, including the consolidated annual financial statements as of December 31, 2024 and their accompanying notes included therein.

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

Any forward-looking statements are qualified in their entirety by reference to the risk factors discussed throughout this Quarterly Report on Form 10-Q. Some of the risks, uncertainties and assumptions that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include but are not limited to:

●	our history of losses and needs for additional capital to fund our operations and our inability to obtain additional capital on acceptable terms, or at all;

●	risks related to our ability to continue as a going concern;

●	the new and unproven nature of the measurement technology markets;

●	our ability to achieve customer adoption of our products;

●	our ability to realize the benefits of our acquisitions of Orgad and Naiz;

●	our dependence on assets we purchased from a related party;

●	our ability to enhance our brand and increase market awareness;

●	our ability to introduce new products and continually enhance our product offerings;

●	the success of our strategic relationships with third parties;

●	information technology system failures or breaches of our network security;

●	competition from competitors;

●	our reliance on key members of our management team;

●	current or future litigation;

●	current or future unfavorable economic and market conditions and adverse developments with respect to financial institutions and associated liquidity risk

●

changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements and the impact of such policies on us, our customers and suppliers, and the global economic environment; and

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

References to “U.S. dollars” and “$” are to currency of the United States of America, and references to “NIS” are to New Israeli Shekels. Unless otherwise indicated, U.S. dollar translations of NIS amounts presented in this Quarterly Report on Form 10-Q for three months ended on March 31, 2025 are translated using the rate of NIS 3.718 to $1.00.

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

New Percentil

On May 9, 2025, our newly-formed, wholly-owned subsidiary, New Percentil, S.L., a limited liability company incorporated under the laws of Spain, or New Percentil, entered into a production unit transfer agreement, or the Production Transfer Agreement, with Casi Nuevo Kids, S.L., a limited liability company incorporated under the laws of Spain, or Casi Nuevo, pursuant to which New Percentil acquired, or the Acquisition, a production unit of Casi Nuevo with a trade name of Percentil, or the Production Unit or Percentil, that was judicially awarded to us in April 2025 within the framework of insolvency proceedings of Casi Nuevo filed with Commercial Court No. 13 of Madrid (Spain). The Acquisition was completed on May 9, 2025.

Pursuant to the Production Transfer Agreement, New Percentil acquired the Production Unit, which consists of warehouse infrastructure and equipment, including Percentil’s central warehouse, process and logistics equipment, including Percentil’s proprietary quality control and picking systems, AI-powered pricing engine and proprietary garment assessment tools and processes, computer and electronic equipment, including photographic equipment and content production, equipment for garments and product presentation, supplies and support equipment, inventory and other equipment and tools. In addition, pursuant to the Production Transfer Agreement, New Percentil was subrogated exclusively in the position of Casi Nuevo in the labor contracts of 17 former employees of Casi Nuevo, including its chief executive officer and chief marketing officer, who have transferred to New Percentil in connection with the Acquisition, or the Percentil Employees.

The total purchase price of the Acquisition was €610,806.81 (approximately $679,000), which consists of (i) €40,000 (approximately $44,500) paid by Naiz Fit, (ii) €358,196 (approximately $398,000) for the assumption of certain liabilities owed by Casi Nuevo to its customers, (iii) €48,000 (approximately $53,500) for the assumption of certain debt and social security payments related to the Percentil Employees, and (iv) €164,610 (approximately $183,000) for the assumption of accrued labor liabilities related to the Percentil Employees.

The Production Unit’s assets that were acquired by New Percentil in connection with the Acquisition were acquired free of liens, encumbrances, attachments or third party rights.

Macroeconomic and Geopolitical Environment

Because we operate globally, our business is subject to the effects of economic downturns or recessions in the regions in which we do business, volatility in foreign currency exchange rates relative to the U.S. dollar, inflation, changing interest rates, expanded trade control laws and regulations, imposition of new or higher tariffs and geopolitical conflicts.

In addition, U.S. President Trump has made a series of announcements regarding the imposition of new and higher U.S. tariffs on imports from many countries. In response, certain countries, as well as the European Union, have announced retaliatory tariffs on imports of U.S. goods and other countermeasures. We are monitoring these actions, including any pauses, escalations, exemptions or removal of exemptions, with respect to the threatened or imposed tariffs, and will continue to assess their potential impact on our business either directly, such as on our hardware business, or due to downstream effects.

We also continuously monitor geopolitical conflicts around the world, including the ongoing conflict between Russia and Ukraine and conflicts in the Middle East, and assess their impact on our business. To date, these conflicts have not materially limited our ability to develop or support our products and have not had a material impact on our results of operations, financial condition, liquidity or cash flows.

While our business model provides some resilience against these factors, we will continue to monitor the direct and indirect impacts of these or similar circumstances on our business and financial results. For additional information on the potential impact of macroeconomic and geopolitical conditions on our business, see the “Risk Factors” section in our Annual Report.

Results of Operations

The table below provides our results of operations for the periods indicated.

	Three months ended March 31,
	2025	2024
	(dollars in thousands)
Revenues	$1,479	$2,984
Cost of revenues	(1,059)	(1,788)
Gross profit	420	1,196
Research and development expenses	(82)	(132)
Sales and marketing	(567)	(1,102)
General and administrative	(831)	(1,033)
Operating loss	(1,060)	(1,071)
Financial income (expenses), net	-	55
Net loss	$(1,060)	$(1,016)

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Revenues

Our revenues for the three months ended March 31, 2025 amounted to $1,479,000 compared to $2,984,000 for the three months ended March 31, 2024. The decrease in the three months ended March 31, 2025 from the corresponding period is primarily attributable to a decrease in Orgad sales.

Cost of Revenues

Our cost of revenues expenses for the three months ended March 31, 2025 amounted to $1,059,000 compared to $1,788,000 for the three months ended March 31, 2024. The decrease in comparison with the corresponding period was mainly due to a decrease in amounts sold.

Research and Development Expenses

Our research and development expenses for the three months ended March 31, 2025 amounted to $82,000 compared to $132,000 for the three months ended March 31, 2024. The decrease from the corresponding period was mainly due to a decrease in salaries expenses due to reduced headcount and a decrease in subcontractor expenses.

Sales and Marketing Expenses

Our sales and marketing expenses for the three months ended March 31, 2025 amounted to $567,000 compared to $1,102,000 for the three months ended March 31, 2024. The decrease primarily resulted from a decrease in salary expenses due to reduced headcount, consultant expenses and marketing expenses decrease in Amazon fees due to the increase in sales.

General and Administrative Expenses

Our general and administrative expenses for the three months ended March 31, 2025 amounted to $831,000 compared to $1,033,000 for the three months ended March 31, 2024. The decrease primarily resulted from a decrease in professional services and stock based compensation.

Operating Loss

As a result of the foregoing, for the three months ended March 31, 2025, our operating loss was $1,060,000 an increase of $11,000, or 1%, compared to our operating loss for the three months ended March 31, 2024 of $1,071,000.

Financial Income (Expenses), Net

Our financial income (expenses), net for the three months ended March 31, 2025 $0 compared to financial income of $55,000 for the three months ended March 31, 2024.

Net Loss

As a result of the foregoing, our net loss for the three months ended March 31, 2025 was $1,060,000, compared to net loss of $1,016,000 for the three months ended March 31, 2024. The decrease in net loss was mainly due to the reasons mentioned above.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through public and private offerings of debt and equity securities in the State of Israel and in the United States

As of March 31, 2025, we had cash, cash equivalents and restricted cash of $3,695,000 compared to $4,880,000 of cash, cash equivalents and restricted cash as of December 31, 2024. This decrease primarily resulted from offset by payments that were made to suppliers, resources that were deployed to grow our businesses and payments.

In January 2025, we entered into an At The Market Offering Agreement, or the Offering Agreement with H.C. Wainwright & Co., LLC, as agent, or Wainwright, pursuant to which we may offer and sell, from time to time through Wainwright shares of our common stock having an aggregate offering price of up to $4.1 million. We agreed to pay Wainwright a commission at a fixed rate of 3.0% of the aggregate gross proceeds from each sale of the shares under the Offering Agreement. As of March 31, 2025 and the date hereof, we sold 60,589 shares and 992,328 shares, respectively, pursuant to the Offering Agreement for aggregate gross proceeds of approximately $142,000 and $1,995,000, respectively.

Cash used in operating activities amounted to $1,268,000 for the three months ended March 31, 2025, compared to $1,417,000 for the three months ended March 31, 2024. The decrease in cash used in operating activity is derived mainly from a decrease in the net loss offset by a change in account receivables and trade payables.

Net cash provided by investing activities was none for the three months ended March 31, 2025, compared to $60,000 for the three months ended March 31, 2024.

Net cash provided by financing activities was $95,000 for the three months ended March 31, 2025, compared to $407,000 for the three months ended March 31, 2024. The cash flow from financing activities for the three months ended March 31, 2025 resulted from the issuance of shares during the period.

We expect that the Company will continue to generate losses and negative cash flows from operations for the foreseeable future. Based on the projected cash flows and cash balances as of the date of these financial statements, management is of the opinion that there is an uncertainty that its existing cash will be sufficient to fund operations for a period of more than 12 months. As a result, there is substantial doubt about the Company’s ability to continue as a going concern. We will need to raise additional capital, which may not be available on reasonable terms or at all. Additional capital would be used to accomplish the following:

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2025 were effective.

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

Shimon Shukron

In July 2024, we were served with a legal complaint filed by Shimon Shukron in the Magistrate’s Court in Herzliya for a monetary award in an amount of NIS 1,895,345 (approximately $510,000). The plaintiff alleges that due to the fire that broke out at Orgad’s warehouse in January 2023, the fire spread to the plaintiff’s business and caused heavy damage to the structure and contents, inventory of the business and loss of profits. We filed our statement of defense in September 2024. At this preliminary stage, The plaintiff did not provide sufficient documents to support his claims regarding the extent of the alleged damage. Based on the Company’s legal advisors, the Company cannot evaluate the chances of the claim to succeed, at this stage.

Item 1A. Risk Factors.

Except as set forth below in this Item 1A and the Risk Factors included in our previous filings made with the SEC, there have been no material changes to our risk factors from those disclosed in “Part I. Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2025.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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

My Size, Inc.

Date: May 15, 2025	By:	/s/ Ronen Luzon
Ronen Luzon
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2025	By:	/s/ Oren Elmaliah
Oren Elmaliah
Chief Financial Officer (Principal Financial and Accounting Officer)

