Form 10-Q
period 2025-06-30
My Size, Inc.
filed 2025-08-14
CIK 1211805

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of August 14, 2025, 3,256,859 shares of common stock, par value $0.001 per share were issued and outstanding.

MY SIZE, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2025

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

My Size, Inc. and Subsidiaries

Condensed Consolidated

Interim

Financial Statements

As of June 30, 2025

(unaudited)

U.S. Dollars in Thousands

1

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Financial Statements as of June 30, 2025 (Unaudited)

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Balance Sheets (Unaudited)

U.S. dollars in thousands (except share data and per share data)

	June 30,	December 31,
	2025	2024

Assets
Current Assets:
Cash and cash equivalents	4,282	4,880
Inventory	2,901	2,796
Account receivables	398	278
Other receivables and prepaid expenses	832	1,118
Total current assets	8,413	9,072

Long term deposits	-	7
Property and equipment, net	81	67
Operating right-of-use asset	17	23
Intangible assets	1,195	750
Goodwill	142	133
Investment in marketable securities	14	7
Total non-current assets	1,449	987

Total assets	9,862	10,059

Liabilities and stockholders’ equity

Current liabilities:
Operating lease liability	15	15
Short-term loans	80	107
Trade payables	914	2,084
Liabilities to related parties	54	151
Seller payable	346	-
Other payables	752	639
Total current liabilities	2,161	2,996

Long-term loans	92	146
Operating lease liability	2	8
Other Non-Current Liabilities	193	-
Total non-current liabilities	287	154
Commitments and contingencies	-	-
Total liabilities	2,448	3,150

Stockholders’ equity:
Stock Capital -
Common stock of $0.001 par value - Authorized: 250,000,000 shares; Issued and outstanding: 3,103,076 and 2,040,159 as of June 30, 2025 and December 31, 2024, respectively	3	2
Additional paid-in capital	73,662	71,608
Accumulated other comprehensive loss	(865)	(825)
Accumulated deficit	(65,386)	(63,876)
Total stockholders’ equity	7,414	6,909
Total liabilities and stockholders’ equity	9,862	10,059

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Statements of Comprehensive Loss (Unaudited)

U.S. dollars in thousands (except share data and per share data)

	Six-Months Ended June 30,		Three-Months Ended June 30,
	2025	2024	2025	2024

Revenues	3,485	4,963	2,006	1,979
Cost of revenues	(1,941)	(2,783)	(882)	(995)
Gross profit	1,544	2,180	1,124	984

Operating expenses
Research and development	(224)	(263)	(142)	(131)
Sales and marketing	(1,087)	(1,933)	(520)	(831)
General and administrative	(1,735)	(1,932)	(904)	(899)
Impairment of goodwill	(144)	-	(144)	-

Total operating expenses	(3,190)	(4,128)	(1,710)	(1,861)
Operating loss	(1,646)	(1,948)	(586)	(877)
Financial income (expenses), net	136	(32)	136	(87)
Loss before taxes	(1,510)	(1,980)	(450)	(964)
Taxes on income	-	-	-	-

Net loss	(1,510)	(1,980)	(450)	(964)

Other comprehensive income (loss):

Foreign currency translation differences	(40)	(99)	(61)	8

Total comprehensive loss	(1,550)	(2,079)	(511)	(956)

Basic and diluted loss per share	(0.58)	(3.06)	(0.15)	(1.28)
Basic and diluted weighted average number of shares outstanding	2,595,599	647,321	3,091,735	755,600

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Statements of Changes in Stockholders’ Equity (Unaudited)

U.S. dollars in thousands (except share data and per share data)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number	Amount	capital	loss	deficit	equity

Balance as of January 1, 2025	2,040,159	2	71,608	(825)	(63,876)	6,909
Stock-based compensation related to options granted to employees and consultants	10,000	-*	68	-	-	68
Issuance of shares pursuant to At The Market Offering Agreement for - net of $215 issuance cost**	1,052,917	1	1,986	-	-	1,987

Total comprehensive loss	-	-	-	(40)	(1,510)	(1,550)
Balance as of June 30, 2025	3,103,076	3	73,662	(865)	(65,386)	7,414

(*)	Represents an amount less than $1.
(**)	See note 9

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number	Amount	capital	loss	deficit	equity

Balance as of January 1, 2024	452,724	1	65,386	(771)	(59,881)	4,735
Stock-based compensation related to options granted to employees and consultants	80,000	-*	217	-	-	217
Issuance of shares post Business Combination	4,360	-*	3	-	-	3
Effect of reverse stock split	74,683	-*	-	-	-	-
Issuance of shares, net of issuance cost of $442	79,000	-*	2,819	-	-	2,819
Exercise of shares in abeyance	192,364	-*	-	-	-	-
Total comprehensive loss	-	-	-	(99)	(1,980)	(2,079)
Balance as of June 30, 2024	883,131	1	68,425	(870)	(61,861)	5,695

(*)	Represents an amount less than $1.

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number	Amount	capital	loss	deficit	equity

Balance as of April 1, 2025	2,110,748	2	71,767	(804)	(64,936)	6,029
Stock-based compensation related to options granted to employees and consultants	-	-	46	-	-	46
Issuance of shares pursuant to At The Market Offering Agreement for - net of $210 issuance cost**	992,328	1	1,849	-	-	1,850
Total comprehensive loss	-	-	-	(61)	(450)	(511)
Balance as of June 30, 2025	3,103,076	3	73,662	(865)	(65,386)	7,414

(**)	See note 9

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number	Amount	capital	loss	deficit	equity

Balance as of April 1, 2024	641,459	1	65,527	(878)	(60,897)	3,753
Stock-based compensation related to options granted to employees and consultants	-	-	79	-	-	79
Effect of reverse stock split	74,683	-*	-	-	-	-
Issuance of shares, net of issuance cost of $442	79,000	-*	2,819	-	-	2,819
Exercise of warrants and prefunded warrants	87,989	-*	-	-	-	-
Total comprehensive loss	-	-	-	8	(964)	(956)
Balance as of June 30, 2024	883,131	1	68,425	(870)	(61,861)	5,695

(*)	Represents an amount less than $1.

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Statements of Cash Flows (Unaudited)

U.S. dollars in thousands

	Six-Months Ended June 30,
	2025	2024

Cash flows from operating activities:
Net loss	(1,510)	(1,980)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	15	16
Change in operating lease right-of-use asset	5	138
Amortization of intangible assets	89	76
Impairment of goodwill	144	-
Change in liabilities to related parties	(97)	(525)
Interest on long-term liabilities	-	41
Interest paid	(5)	(37)
Revaluation of investment in marketable securities	(7)	(4)
Stock based compensation	68	217
Change in inventory	(9)	1,080
Change in account receivable	(118)	282
Changes in operating lease liabilities	(6)	(97)
Change in other receivables and prepaid expenses	286	38
Change in trade payables	(1,170)	(1,212)
Changes in seller payables	(55)	-
Change in other payables	(250)	(109)
Change in Other Current Liabilities	314	-
Net cash used in operating activities	(2,306)	(2,076)

Cash flows from investing activities:
Purchase of Percentil	(45)	-
Proceeds from investment in JV	-	38
Purchase of Property, Equipment & Intangibles	(16)	-
Proceeds from short-term deposits	7	22
Net cash provided by investing activities	(54)	60

Cash flows from financing activities:
Proceeds from issuance of shares, net of issuance costs	1,987	2,819
Loans received	-	500
Repayment of loans	(97)	(358)

Net cash provided by financing activities	1,890	2,961

Effect of exchange rate fluctuations on cash and cash equivalents	(128)	66

Increase (decrease) in cash, cash equivalents and restricted cash	(598)	1,011
Cash, cash equivalents and restricted cash at the beginning of the period	4,880	2,264
Cash, cash equivalents and restricted cash at the end of the period	4,282	3,275

Noncash activities:
Change in operating lease right-of-use asset and liability	-	181

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

Following the formation of a new subsidiary, New Percentil S.L., and acquisition of a new business unit in May 2025 (see note 6), the Company also operates a resale platform that enables consumers to buy and sell primarily secondhand apparel.

The Company has seven subsidiaries, My Size Israel 2014 Ltd. (“My Size Israel”), Topspin Medical (Israel) Ltd., Orgad and Rotrade Ltd., all of which are incorporated in Israel, My Size LLC, which is incorporated in the Russian Federation, and two limited liability companies incorporated under the laws of Spain namely Naiz and Percentil. References to the Company include the subsidiaries unless the context indicates otherwise.

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

The Company paid a total transaction value of €610 (approximately $679), consisting of a €40 (approximately $45) cash payment and the assumption of certain customer and labor liabilities and debt and social security payments in the aggregate amount of approximately €570 (approximately $634). The Acquisition was financed through existing cash reserves and does not involve the issuance of additional shares or debt.

MY SIZE, INC. AND ITS SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

U.S. dollars in thousands (except share data and per share data)

b.

Since inception, the Company has incurred significant losses and negative cash flows from operations and has an accumulated deficit of $65,386.

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

Management’s plans include the continued commercialization of the Company’s products and acquisition of technology, intellectual property or businesses and securing sufficient financing through the sale of additional equity securities, debt or capital inflows from strategic partnerships. Management is actively looking for additional technology and commercial opportunities that will increase the company’s cashflow. The Company has sold additional securities for $1,987 see note 9. Additional funds may not be available when the Company needs them, on terms that are acceptable to it, or at all. If the Company is unsuccessful in commercializing its products and securing sufficient financing, it may need to cease operations.

The financial statements include no adjustments for measurement or presentation of assets and liabilities, which may be required should the Company fail to operate as a going concern.

c.

In October 2023, Israel was attacked by a terrorist organization and entered a state of war on several fronts. In June 2025, following continued nuclear threats and intelligence assessments indicating imminent attacks, Israel launched a preemptive strike targeting military and nuclear infrastructure inside Iran, aiming to disrupt Iran’s ability to coordinate or escalate hostilities and degrade its nuclear capabilities. Iran responded with multiple waves of drones and ballistic missiles targeting Israeli cities. While most were intercepted, some caused civilian casualties and infrastructure damage. The Israeli military conducted further operations against Iranian assets. After 12 days of hostilities, a ceasefire between Israel and Iran was reached in June 2025. However, the situation remains volatile, and the risk of broader regional escalation involving additional actors persists.

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

The accompanying unaudited condensed consolidated interim financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements are comprised of the financial statements of the Company. In management’s opinion, the interim financial data presented includes all adjustments necessary for a fair presentation. All intercompany accounts and transactions have been eliminated. Operating results for the six months ended June 30, 2025 not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2025.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2024.

b.	Recently accounting standard that have not yet been adopted.

In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) 2025-05 “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”. The ASU introduces a practical expedient for all entities when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. Under the practical expedient, when developing reasonable and supportable forecast as part of estimating expected credit losses, an entity may assume that current conditions as of the balance sheet date do not change for the remining life of the asset. The ASU is effective for annual reporting period beginning after December 15, 2025 and interim reporting within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods. The Company is evaluating the impact of ASU 2025-05 on its consolidated financial statements if it elects to apply the practical expedient.

c.	Critical accounting estimates:

ASC 350 requires goodwill to be tested for impairment at the reporting unit level at least annually, or between annual tests under certain circumstances, and written down when impaired. Goodwill is tested for impairment by comparing the fair value of the reporting unit with it carrying value.

An impairment charge of $144 was recorded as the carrying value of Fashion and equipment e-commerce reporting segment exceeded its expected fair value, as determined using a discounted cash flow model which is primarily based on management’s future revenue and cost estimates. This impairment charge was recorded within Impairment of goodwill, within the Consolidated Statement of Operations, and within the Fashion and equipment e-commerce segment for three months ended June 30, 2025. See note 7- Goodwill.

d.	Significant Accounting Policies:

The significant accounting policies followed in the preparation of these unaudited interim condensed consolidated financial statements are identical to those applied in the preparation of the latest annual financial statements, except the following new policies which was adopted following the business combination (see note 6):

Revenue Recognition from resale platform

Revenue is recognized in accordance with FASB Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, revenue is recognized upon transfer of control of promised goods and services to customers in an amount that reflects the consideration the Company expects to receive for those goods and services. The Company generates the majority of its revenue from its marketplaces, which allows its buyers to browse and purchase resale items for apparel, shoes and accessories on behalf of sellers. The Company recognizes revenue through the following steps: (1) identification of the contract, or contracts, with the customer; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when, or as, it satisfies a performance obligation.

Both buyers and sellers may be customers in the Company’s revenue arrangements. Sellers are the primary customer in a consignment arrangement while the buyer is the primary customer in a sale of Company-owned inventory, referred to as product sales. A contract with a customer exists in both cases when the end-customer purchases the goods obligating the Company to deliver the identified performance obligation(s). The Company requires authorization from a credit card or other payment method,or verification of receipt of payment, before the products are shipped to buyers.

MY SIZE, INC. AND ITS SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

U.S. dollars in thousands (except share data and per share data)

The Company generally receives payments from buyers before payments to the sellers are due.

Consignment Revenue

The Company generates consignment revenue primarily from the sale of secondhand apparel on behalf of sellers. The Company retains a percentage of the proceeds received as payment for its consignment service. The Company reports consignment revenue on net. Title to the consigned goods remain with the seller until transferred to the buyer, which occurs 90 days subsequent to purchase of the consigned goods and upon expiration of the allotted return period. The Company does not take title of consigned goods at any time except in certain cases where the consignment window of 90 days expires or returned goods become Company owned inventory and becomes product revenue. Consignment revenue is generally recognized upon purchase of the consigned good by the buyer as its performance obligation of providing consignment services to the consignor is satisfied at that point. Consignment revenue is also recognized upon purchase of the consigned good for which the consignment window has already expired and the Company has taken title to the consigned good. Consignment revenue is recognized gross of seller payouts but net of discounts, incentives and returns. Value added tax assessed by governmental authorities is excluded from revenue.

Product Revenue

The Company recognizes product revenue on a gross basis as the Company acts as the principal in the transaction. Revenue is recognized at the time control of the asset is transferred to the customer, which is typically upon delivery and acceptance by the customer. The Company is the seller and not an agent due to inventory risk.

Shipping Fees

The Company charges shipping fees to buyers, which are included in revenue. All outbound shipping costs are accounted for in cost of revenue at the time revenue is recognized.

Returns

The Company generally has a 14-day return period, and possibly longer accordingly to regulations which may change from time to time, and recognizes a returns reserve based on historical experience, which is recorded in accrued and other current liabilities within the Company’s consolidated balance sheets and reduction of revenue within the Company’s consolidated statements of operations.

Inventory of resale platform.

Inventories, consisting of merchandise that the Company has purchased and to which the Company holds title, are accounted for using the specific identification method, and are valued at the lower of cost or net realizable value. The cost of inventory is equal to the cost of the merchandise paid to the seller and related inbound shipping costs. Inventory valuation requires the Company to make judgments based on currently available information about the likely method of disposition, such as through sales to individual customers or liquidations, and expected recoverable values of each disposition category. The Company records an inventory write-down based on the age of the inventory and historical experience of expected sell-through.

Seller Payable

Seller payable includes amounts owed to sellers upon the purchase of sellers’ goods by the Company. Amounts are initially provided as a credit to sellers. These credits may be applied towards purchases from the Company or redeemed for cash. Seller payables show up as seller payables in the consolidated balance sheet.

Cost of Revenue

Cost of consignment revenue consists of outbound shipping, outbound labor and packaging costs. Cost of product revenue mainly consists of the inventory cost, inbound shipping related to the sold merchandise, outbound shipping, outbound labor, packaging costs and inventory writedowns.

Note 3 – Financial Instruments

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, other receivables, trade payables, accounts payable and short and long term loans approximate their fair value due to the short-term maturities of such instruments.

The Company holds share certificates in My City Builders, Inc. (“MYCB”), formerly known as Diamante Minerals, Inc., a publicly traded company on the OTCQB.

Due to sales restrictions on the sale of the MYCB shares, the fair value of the shares was measured on the basis of the quoted market price for an otherwise identical unrestricted equity instrument of the same issuer that trades in a public market, adjusted to reflect the effect of the sales restrictions and is therefore, ranked as Level 2 assets.

	June 30, 2025
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial assets

Investment in marketable securities (*)	-	14	-

MY SIZE, INC. AND ITS SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 3 - Financial Instruments (Cont.)

	December 31, 2024
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial assets

Investment in marketable securities (*)	-	7	-

(*)	For the six-month period and three months ended June 30, 2025 and 2024, the Company recognized gain (based on quoted market prices with a discount due to security restrictions on MYCB shares) of the marketable securities was $7, $0, $4 and $(1) respectively.

Note 4 - Stock Based Compensation

The stock-based expense equity awards recognized in the financial statements for services received is related to Cost of Revenues, Research and Development, Sales and Marketing and General and Administrative expenses as shown in the following table:

	Six months ended June 30,
	2025	2024

Stock-based compensation expense – Cost of revenues	-	1
Stock-based compensation expense - Research and development	14	29
Stock-based compensation expense - Sales and marketing	4	24
Stock-based compensation expense - General and administrative	50	166
	68	220

	Three months ended June 30,
	2025	2024

Stock-based compensation expense - Research and development	8	16
Stock-based compensation expense - Sales and marketing	-	8
Stock-based compensation expense - General and administrative	34	55
	46	79

MY SIZE, INC. AND ITS SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 4 - Stock Based Compensation (Cont.)

Stock Option Plan for Employees:

The total number of shares of common stock which may be granted to directors, officers and employees under the 2017 Equity Incentive Plan (the “Plan”), is limited to 130,000 shares.

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

2024 Grants
Dividend yield	0%
Expected volatility	86.22%
Risk-free interest	4.3%
Contractual term	2.0-2.8

2025 Repricing
Dividend yield	0%
Expected volatility	135.6-211.3%
Risk-free interest	4.0-4.2%
Contractual term	0.18-1.70

There were no options, shares of restricted common stock or RSUs granted during the six-month period June 30, 2025, compared to an aggregate of 91,875 options, shares of restricted common stock and RSUs granted during the six-month period ended June 30, 2024, under the Plan. No options were exercised.

On June 4, 2025, the compensation committee of the Company board of directors reduced the exercise price of outstanding options granted under the Plan of certain employees, officers and directors of the Company for the purchase of an aggregate of 13,926 shares of common stock (with exercise prices ranging from $3.832 to $8.72 per share) to $1.28 per share, which was the closing price for the Company’s common stock on June 4, 2025 (the “Option Repricing”). No options were exercised. In connection with the Option Repricing, the Company accelerated the vesting options held by the Company’s former chief financial officer and the Company recorded one-time expenses of $6 and $17.

The total stock option compensation expense for employees during the six and three-month period ended June 30, 2025 and 2024 was $68, $46 and $146, and $79, respectively.

The total stock option compensation expense relating to the Orgad acquisition during the six and three-month period ended June 30, 2025 and 2024 was $0, $0, $3, and $0 respectively.

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

During the six and three-month periods ended June 30, 2025 and 2024, the Company recorded $0, $0 and $71, and $0 respectively, as stock-based equity awards with respect to the Consultant.

MY SIZE, INC. AND ITS SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 5 - Contingencies and Commitments

In July 2024, the Company was served with a legal complaint filed by Shimon Shukron in the Magistrate’s Court in Herzliya (the “Court”) for a monetary award in an amount of NIS 1,895,345 (approximately $510). The plaintiff alleges that due to the fire that broke out at Orgad’s warehouse in January 2023, the fire spread to the plaintiff’s business and caused heavy damage to the structure and contents, inventory of the business and loss of profits. The Company filed its statement of defense in September 2024. At this preliminary stage, the plaintiff did not provide sufficient documents to support his claims regarding the extent of the alleged damage. In June 2025, the Court appointed a third party appraiser to assess the damages. The Company evaluates the claim at a sum of NIS 175,000 (approximately $51), at this stage.

Note 6 – Business Combination

Acquisition of Percentil

On May 9, 2025, a newly-formed, wholly-owned subsidiary of the Company, New Percentil, entered into a production unit transfer agreement with Casi Nuevo, pursuant to which New Percentil acquired a production unit of Casi Nuevo with a trade name of Percentil that was judicially awarded to the Company in April 2025 within the framework of insolvency proceedings of Casi Nuevo filed with Commercial Court No. 13 of Madrid (Spain). The Acquisition was completed on May 9, 2025.

The results of operations of New Percentil have been included in the consolidated financial statements since the acquisition date of May 9 2025. New Percentil revenues included in the Company’s consolidated statement of operations from May 9, 2025 through June 30, 2025 were $168.

(a)	Consideration transferred

The Company paid €40,000 (approximately $45) and assumed liabilities which the Company had prior to bankruptcy as agreed with the insolvency court.

(b)	Identifiable assets acquired and liabilities assumed

Under the preliminary purchase price allocation, the Company allocated the purchase price to tangible and identified intangible assets acquired and liabilities assumed based on the preliminary estimates of their fair values, which were determined using generally accepted valuation techniques based on estimates and assumptions made by management at the time of the acquisition. Such estimates are subject to change during the measurement period which is not expected to exceed one year. The purchase price allocation was not finalized duo to examination of the net working capital of New Percentil at the acquisition date. Any adjustments to the preliminary purchase price allocation identified during the measurement period will be recognized in the period in which the adjustments are determined.

MY SIZE, INC. AND ITS SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 6 – Business Combination (Cont.)

The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the acquisition date:

Thousands USD
Inventory	96
Fixed assets	14
Technology**	440
Goodwill	134
Other payables	(50)
Sellers payables	(401)
Long-term payables	(188)
Total consideration paid	45

*	The estimated useful life of the technology is 2 years.
**	The technology was calculated using MEEM replacement cost and is ranked as Level 3 assets as there is no active market.

(c)	Acquisition-related costs

The Company did not incur any direct transaction costs during the six month period ended June 30, 2025 which were included in general and administrative expenses in the consolidated statements of income (loss).

Note 7 – Goodwill

As of June 30, 2025 the Company has experienced a triggering event in the reporting period due to sustained decreases in the Company’s share price and a decline in actual and forecasted operating results, prompting impairment assessments of goodwill and long-lived assets including definite-lived intangibles.

The table below indicates changes in the most significant inputs to the Company’s impairment analysis on each testing date since its last annual test for the Fashion and equipment e-commerce platform segment.

Schedule of Impairment Analysis

	Discount rate	Terminal growth rate	Revenue growth rate
Testing dates
December 31, 2024	22.5%	3%	7.5%-65.6%
June 30, 2025	22.5%	3%	7.5%-31.6%

In June 2025, the Company updated the forecasted future cash flows used in the impairment assessment, including revenues and margin to reflect current conditions. Other changes in valuation assumptions included selection of lower revenue growth rates based upon an assessment of current market conditions. As a result of this review, the Company did not identify an impairment to its definite-lived intangible assets or other long-lived assets, but the Company recorded a $144 non-deductible goodwill impairment charge for the quarter ended June 30, 2025 (level 3 fair value measurement).

This impairment charge was recorded within Impairment of goodwill, within the Consolidated Statement of Operations, and within the Fashion and equipment e-commerce platform segment for the six months ended June 30, 2025.

The aggregate carrying amounts of goodwill allocated to each reporting unit are as follows:

	June 30	December 31
	2025	2024
Resale platform	142	-
Fashion and equipment e-commerce platform	-	133
	142	133

MY SIZE, INC. AND ITS SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 8 – Operating Segments

The Company has the following three segments: (i) fashion and equipment e-commerce platform, (ii) SaaS based innovative artificial intelligence driven measurement solutions and (iii) resale platform for apparel. This realignment reflects the way resources are allocated, and performance is assessed by the Chief Operating Decision Maker. The fashion and equipment e-commerce platform which represents Orgad’s activity that was acquired by the Company in 2022, mainly operates on Amazon. The SaaS based innovative artificial intelligence driven measurement solutions, or SaaS Solutions operating segment consists of the Company and certain of its subsidiaries, My Size Israel, My Size LLC and Naiz. The resale platform currently operates as a sperate segment under New Percentil following the closing of the Acquisition in May 2025. The Company is evaluating and integrating into this segment and may consolidate it in the future.

The Company operating segments are the same as its reportable segments.

The CODM reviews total operating expenses and consolidated net loss to assess performance, forecast future financial results, and allocate resources. In assessing the Company’s financial performance and making strategic decisions, the CODM regularly reviews segment operational loss and operating expenses by function. This includes a review of budget versus actual expenses and cost of goods, sales and marketing salaries, and other segment expenses. For the fashion and equipment e-commerce platform operating segment, the CODM also reviews gross profit and Amazon fees. For the SaaS Solutions operating segment, the CODM also reviews research and development expenses.

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

Information related to the operations of the Company’s reportable operating segments is set forth below:

	Fashion and equipment e-commerce platform	SaaS Solutions	Resale Platform	Total
As of the six months ended June 30, 2025
Revenues from external customers	2,968	349	168	3,485
Cost of revenues	(1,816)	(15)	(110)	(1,941)
Research and development expenses	-	(205)	(19)	(224)
Amazon fees	(721)	-	-	(721)
Sales and marketing Salaries	(68)	(127)	-	(195)
Other Segment Items (*)	(1,405)	(494)	(151)	(2,050)
Segment loss	(1,042)	(492)	(112)	(1,646)

Reconciliation of Profit or Loss
Financial income, (expense) net				136
Loss before income taxes				(1,510)

Significant non-cash items:
Amortization	(9)	(80)	(32)	(121)
Share based payments	(45)	(23)	-	(68)

(*)	Other segments include shared based payments, rent and related expenses, professional services, insurance and other expenses.

	Fashion and equipment e-commerce platform	SaaS Solutions	Resale Platform	Total
As of the six months ended June 30, 2025
Assets	7,275	1,774	813	9,862

MY SIZE, INC. AND ITS SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

U.S. dollars in thousands (except share data and per share data)

	Fashion and Equipment e-commerce platform	SaaS Solutions	Total
As of the six months ended June 30, 2024
Revenues from external customers	4,623	340	4,963
Cost of revenues	(2,746)	(37)	(2,783)
Research and development expenses	-	(263)	(263)
Amazon fees	(1,297)	-	(1,297)
Sales and marketing Salaries	(64)	(250)	(314)
Other Segment Items (*)	(1,558)	(696)	(2,254)
Segment loss	(1,042)	(906)	(1,948)

Reconciliation of Profit or Loss
Financial income, (expense) net			(32)
Loss before income taxes			(1,980)

Significant non-cash items:
Amortization	(54)	(97)	(151)
Share based payments	(151)	(69)	(220)

(*)	Other segments include shared based payments, rent and related expenses, professional services, insurance and other expenses.

	Fashion and equipment e-commerce platform	SaaS Solutions	Resale Platform	Total
As of the three months ended June 30, 2025
Revenues from external customers	1,661	177	168	2,006
Cost of revenues	(764)	(8)	(110)	(882)
Research and development expenses	-	(123)	(19)	(142)
Amazon fees	(336)	-	-	(336)
Sales and marketing Salaries	(37)	(37)	-	(74)
Other Segment Items (*)	(742)	(266)	(151)	(1,015)
Segment loss	(218)	(257)	(112)	(587)

Reconciliation of Profit or Loss
Financial income, (expense) net				136
Loss before income taxes				(451)

Significant non-cash items:
Amortization	-	(51)	(32)	(83)
Share based payments	(10)	(37)	-	(47)

(*)	Other segments items include shared based payments, rent and related expenses, professional services, insurance and other expenses.

MY SIZE, INC. AND ITS SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

U.S. dollars in thousands (except share data and per share data)

	Fashion and Equipment e-commerce platform	SaaS Solutions	Total
As of the three months ended June 30, 2024
Revenues from external customers	1,816	163	1,979
Cost of revenues	(979)	(16)	(995)
Research and development expenses	-	(131)	(131)
Amazon fees	(565)	-	(565)
Sales and marketing Salaries	(33)	(121)	(154)
Other Segment Items (*)	(700)	(311)	(1,011)
Segment loss	(461)	(416)	(877)

Reconciliation of Profit or Loss
Financial income, (expense) net			(87)
Loss before income taxes			(964)

Significant non-cash items:
Amortization	(27)	(48)	(75)
Share based payments	(50)	(29)	(79)

	Fashion and equipment e-commerce platform	Saas Solution
As of December 31, 2024
Assets	8,066	1,993

Note 9 – Significant events during the reporting period.

On January 21, 2025, the Company entered into an At The Market Offering Agreement (the “Offering Agreement”), with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which the Company may offer and sell, from time to time through Wainwright shares of the Company’s common stock having an aggregate offering price of up to $4.1 million. The Company is not obligated to make any sales of the shares under the Offering Agreement. The offering of shares pursuant to the Offering Agreement will terminate upon the earliest of (a) the sale of all of the shares subject to the Offering Agreement and (b) the termination of the Offering Agreement by Wainwright or the Company, as permitted therein. The Company agreed to pay to Wainwright a cash commission of 3% of the gross sales price of any Common Stock sold under the Offering Agreement. As of June 30, 2025, the Company sold 1,052,917 shares pursuant to the Offering Agreement for aggregate gross proceeds of approximately $2,201 ($1,987 net). Prepaid legal and auditing costs are classified as other receivables in the balance sheet.

Note 10 – Events subsequent to the balance sheet date

a.	On July 21, 2025, the Company established Ten Peacks Ltd., which is incorporated in Israel and is a wholly-owned subsidiary of My Size Israel, that focuses on marketing and distribution of global apparel and shoes brands in Israel.

b.

Subsequent to the balance sheet date and prior to the issuance of these financial statements, in connection with the Offering Agreement described in note 9 above, the Company sold additional 153,783 shares of common pursuant to the Offering Agreement for aggregate gross proceeds of approximately $218.

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

Any forward-looking statements are qualified in their entirety by reference to the risk factors discussed throughout this Quarterly Report on Form 10-Q. Some of the risks, uncertainties and assumptions that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include but are not limited to:

●	our history of losses and needs for additional capital to fund our operations and our inability to obtain additional capital on acceptable terms, or at all;

●	risks related to our ability to continue as a going concern;

●	the new and unproven nature of the measurement technology markets;

●	our ability to achieve customer adoption of our products;

●	our ability to realize the benefits of our acquisitions of Orgad, Naiz and New Percentil;

●	our dependence on assets we purchased from a related party;

●	our ability to enhance our brand and increase market awareness;

●	our ability to introduce new products and continually enhance our product offerings;

●	the success of our strategic relationships with third parties;

●	information technology system failures or breaches of our network security;

●	competition from competitors;

●	our reliance on key members of our management team;

●	current or future litigation;

●	current or future unfavorable economic and market conditions and adverse developments with respect to financial institutions and associated liquidity risk

●	changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements and the impact of such policies on us, our customers and suppliers, and the global economic environment; and

●	the impact of the political and security situation in Israel on our business.

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

Unless the context otherwise requires, all references to “we,” “us,” “our” or “the Company” in this Quarterly Report on Form 10-Q are to MySize, Inc., a Delaware corporation, and its subsidiaries, including MySize Israel 2014 Ltd. My Size LLC, Orgad International Marketing Ltd., or Orgad, and Naiz Bespoke Technologies, S.L, or Naiz Fit, New Percentil, S.L., or New Percentil, taken as a whole.

References to “U.S. dollars” and “$” are to currency of the United States of America, and references to “NIS” are to New Israeli Shekels. Unless otherwise indicated, U.S. dollar translations of NIS amounts presented in this Quarterly Report on Form 10-Q for six months ended on June 30, 2025 are translated using the rate of NIS 3.372 to $1.00.

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

The total purchase price of the Acquisition was €610,806.81 (approximately $679,000), which consists of (i) €40,000 (approximately $45,000) paid by Naiz Fit, (ii) €358,196 (approximately $398,000) for the assumption of certain liabilities owed by Casi Nuevo to its customers, (iii) €48,000 (approximately $53,500) for the assumption of certain debt and social security payments related to the Percentil Employees, and (iv) €164,610 (approximately $183,000) for the assumption of accrued labor liabilities related to the Percentil Employees.

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

In addition, U.S. President Trump has continued to make announcements regarding the imposition of new and higher U.S. tariffs on imports from many countries. In response, certain countries, as well as the European Union, have announced retaliatory tariffs on imports of U.S. goods and other countermeasures. We are continuing to monitor these actions, including any pauses, escalations, exemptions or removal of exemptions, with respect to the threatened or imposed tariffs, and will continue to assess their potential impact on our business either directly, such as on our hardware business, or due to downstream effects.

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

Results of Operations

The table below provides our results of operations for the periods indicated.

	Six-Months Ended June 30,		Three-Months Ended June 30,
	2025	2024	2025	2024

Revenues	3,485	4,963	2,006	1,979
Cost of revenues	(1,941)	(2,783)	(882)	(995)
Gross profit	1,544	2,180	1,124	984

Operating expenses
Research and development	(224)	(263)	(142)	(131)
Sales and marketing	(1,087)	(1,933)	(520)	(831)
General and administrative	(1,735)	(1,932)	(904)	(899)
Impairment of goodwill	(144)	-	(144)	-

Total operating expenses	(3,190)	(4,128)	(1,710)	(1,861)
Operating loss	(1,646)	(1,948)	(586)	(877)
Financial income (expenses), net	136	(32)	136	(87)
Loss before taxes	(1,510)	(1,980)	(450)	(964)
Taxes on income	-	-	-	-

Net loss	(1,510)	(1,980)	(450)	(964)

Other comprehensive income (loss):

Foreign currency translation differences	(40)	(99)	(61)	8

Total comprehensive loss	(1,550)	(2,079)	(511)	(956)

Basic and diluted loss per share	(0.58)	(3.06)	(0.15)	(1.28)
Basic and diluted weighted average number of shares outstanding	2,595,599	647,321	3,091,735	755,600

Six and Three Months Ended June 30, 2025 Compared to Six and Three Months Ended June 30, 2024

Revenues

Our revenues for the six months ended June 30, 2025 amounted to $3,485,000 compared to $4,963,000 for the six months ended June 30, 2024. The decrease in the six months ended June 30, 2025 from the corresponding period is primarily attributable to a decrease in Orgad sales.

Our revenues for the three months ended June 30, 2025 amounted to $2,006,000 compared to $1,979,000 for the three months ended June 30, 2024. The increase in the three months ended June 30, 2024 from the corresponding period is primarily attributable to the inclusion of New Percentil on the consolidated reporting as of June 30, 2025.

Cost of Revenues

Our cost of revenues for the six months ended June 30, 2025 amounted to $1,941,000 compared to $2,783,000 for the six months ended June 30, 2024. The decrease in comparison with the corresponding period was mainly due to transition to fulfillment by Amazon shipping and warehousing method.

Our cost of revenues expenses for the three months ended June 30, 2025 amounted to $882,000 compared to $995,000 for the three months ended June 30, 2024. The decrease in comparison with the corresponding period was mainly due to the decrease cost of revenues described above.

Research and Development Expenses

Our research and development expenses for the six months ended June 30, 2025 amounted to $224,000 compared to $263,000 for the six months ended June 30, 2024. The decrease from the corresponding period was mainly due to a decrease in salaries expenses due to reduced headcount and a decrease in subcontractor expenses.

Our research and development expenses for the three months ended June 30, 2025 amounted to $142,000 compared to $131,000 for the three months ended June 30, 2024. The slight increase was mainly due to the annual salary increase of the retained employees in Naiz Fit.

Sales and Marketing Expenses

Our sales and marketing expenses for the six months ended June 30, 2025 amounted to $1,087,000 compared to $1,933,000 for the six months ended June 30, 2024. The decrease primarily resulted from a decrease in salary expenses due to reduced headcount, consultant expenses, travel and marketing expenses.

Our sales and marketing expenses for the three months ended June 30, 2025 amounted to $520,000 compared to $831,000 for the three months ended June 30, 2024. The decrease primarily is mainly due to the lower Amazon fees.

General and Administrative Expenses

Our general and administrative expenses for the six months ended June 30, 2025 amounted to $1,735,000 compared to $1,932,000 for the six months ended June 30, 2024. The decrease primarily resulted from a decrease in professional services and insurance expenses.

Our general and administrative expenses for the three months ended June 30, 2025 amounted to $905,000 compared to $899,000 for the three months ended June 30, 2024. The decrease primarily resulted from a decrease in salary expenses due to reduced headcount and consultant expenses.

Operating Loss

As a result of the foregoing, for the six months ended June 30, 2025, our operating loss was $1,646,000 a decrease of $302,000, or 16% lower, compared to our operating loss for the six months ended June 30, 2024 of $1,948,000.

As a result of the foregoing, for the three months ended June 30, 2025, our operating loss was $587,000 a decrease of $290,000, or 33% lower, compared to our operating loss for the three months ended June 30, 2024 of $877,000.

Financial Income (Expenses), Net

Our financial income for the six months ended June 30, 2025 was $136,000 compared to financial expenses of $32,000 for the six months ended June 30, 2024.

Our financial income for the three months ended June 30, 2025 was $136,000 compared to financial expenses of $87,000 for the three months ended June 30, 2024.

Net Loss

As a result of the foregoing, our net loss for the six months ended June 30, 2025 was $1,510,000, compared to net loss of $1,980,000 for the six months ended June 30, 2024. The decrease in net loss was mainly due to the reasons mentioned above.

As a result of the foregoing, our net loss for the three months ended June 30, 2025 was $451,000 compared to net loss of $964,000 for the three months ended June 30, 2024. The decrease in net loss was mainly due to the reasons mentioned above.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through public and private offerings of debt and equity securities in the State of Israel and in the United States

As of June 30, 2025, we had cash, cash equivalents and restricted cash of $4,282,000 compared to $4,880,000 of cash, cash equivalents and restricted cash as of December 31, 2024. This decrease primarily resulted from offset by payments that were made to suppliers, resources that were deployed to grow our businesses and payments related to the New Percentil acquisition.

In January 2025, we entered into an At The Market Offering Agreement, or the Offering Agreement with H.C. Wainwright & Co., LLC, as agent, or Wainwright, pursuant to which we may offer and sell, from time to time through Wainwright shares of our common stock having an aggregate offering price of up to $4.1 million. We agreed to pay Wainwright a commission at a fixed rate of 3.0% of the aggregate gross proceeds from each sale of the shares under the Offering Agreement. As of June 30, 2025 and from June 30, 2025 through the date hereof, we sold 1,052,917 shares and 153,783 shares, respectively, pursuant to the Offering Agreement for aggregate gross proceeds of approximately $2,201,000 and $295,000 respectively.

Cash used in operating activities amounted to $2,306,000 for the six months ended June 30, 2025, compared to $2,076,000 for the six months ended June 30, 2024. The increase in cash used in operating activity is derived mainly from the increase in inventory and customers, offsetting the decrease in net loss.

Net cash used by investing activities was $54,000 for the six months ended June 30, 2025, compared to the $60,000 cash provided for the six months ended June 30, 2024.

Net cash provided by financing activities was $1,890,000 for the six months ended June 30, 2025, compared to $2,961,000 for the six months ended June 30, 2024. The cash flow from financing activities for the six months ended June 30, 2025 resulted from the issuance of shares during the period.

We expect that we will continue to generate losses and negative cash flows from operations for the foreseeable future. Based on the projected cash flows and cash balances as of June 30, 2025, we believe our existing cash will not be sufficient to fund operations for a period of more than 12 months. As a result, there is substantial doubt about our ability to continue as a going concern. We will need to raise additional capital, which may not be available on reasonable terms or at all. Additional capital would be used to accomplish the following:

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2025 were effective.

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

Shimon Shukron

In July 2024, we were served with a legal complaint filed by Shimon Shukron in the Magistrate’s Court in Herzliya for a monetary award in an amount of NIS 1,895,345 (approximately $510,000). The plaintiff alleges that due to the fire that broke out at Orgad’s warehouse in January 2023, the fire spread to the plaintiff’s business and caused heavy damage to the structure and contents, inventory of the business and loss of profits. We filed our statement of defense in September 2024. At this preliminary stage, the plaintiff did not provide sufficient documents to support his claims regarding the extent of the alleged damage. Based on the Company’s legal advisors, the Company evaluate the chances of the claim to succeed for only a nominal sum of NIS 175,000 (approximately $51) , at this stage.

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

In addition, since the commencement of these events, there have been continued hostilities along Israel’s northern border with Lebanon (with the Hezbollah terror organization) and on other fronts from various extremist groups in the region, such as the Houthi movement in Yemen and various rebel militia groups in Syria and Iraq. It is possible that hostilities with Hezbollah in Lebanon will escalate, and that other terrorist organizations, including Palestinian military organizations in the West Bank as well as other hostile countries, such as Iran, will join the hostilities. Such clashes may escalate in the future into a greater regional conflict. Israel has carried out a number of targeted strikes on sites belonging to these terror organizations and, in October 2024, Israel began ground operations against Hezbollah in Lebanon culminating in a cease fire agreed to between Israel and Lebanon on November 27, 2024, the results of which are uncertain. In addition, Iran, on two occasions, launched direct attacks on Israel involving hundreds of drones and missiles, prompting Israeli air defenses and retaliatory strikes, and Iran has threatened to continue to attack Israel and is widely believed to be developing nuclear weapons. In June 2025, in light of continued nuclear threats and intelligence assessments indicating imminent attacks, Israel launched a preemptive strike directly targeting military and nuclear infrastructure inside Iran, aimed at disrupting Iran’s capacity to coordinate or launch further hostilities against Israel, as well as to degrade its nuclear program. In response, Iran launched multiple waves of drones and ballistic missiles at Israeli cities. While most of these attacks were intercepted, several caused civilian casualties and damage to infrastructure. The Israeli military conducted additional operations against Iranian assets. While a ceasefire was reached between Israel and Iran in June 2025 after 12 days of hostilities, the situation remains volatile. A broader regional conflict involving additional state and non-state actors remains a significant risk. Iran is also believed to have a strong influence among extremist groups in the region, such as Hamas in Gaza, Hezbollah in Lebanon, the Houthi movement in Yemen and various rebel militia groups in Syria. These situations may potentially escalate in the future to more violent events which may affect Israel and us. Any armed conflicts, terrorist activities or political instability in the region could adversely affect business conditions, could harm our results of operations and could make it more difficult for us to raise capital. Parties with whom we do business may decline to travel to Israel during periods of heightened unrest or tension, forcing us to make alternative arrangements when necessary in order to meet our business partners face to face.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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

My Size, Inc.

Date: August 14, 2025	By:	/s/ Ronen Luzon
Ronen Luzon
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2025	By:	/s/ Oren Elmaliah
Oren Elmaliah
Chief Financial Officer (Principal Financial and Accounting Officer)

