Form 10-Q
period 2025-09-30
My Size, Inc.
filed 2025-11-14
CIK 1211805

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of November 14, 2025, 3,848,979 shares of common stock, par value $0.001 per share were issued and outstanding.

MY SIZE, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2025

i

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

My Size, Inc. and Subsidiaries

Condensed Consolidated

Interim

Financial Statements

As of September 30, 2025

(unaudited)

U.S. Dollars in Thousands

1

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Financial Statements as of September 30, 2025 (Unaudited)

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Balance Sheets (Unaudited)

U.S. dollars in thousands (except share data and per share data)

	September 30,	December 31,
	2025	2024

Assets
Current Assets:
Cash and cash equivalents	4,493	4,880
Inventory	3,345	2,796
Account receivables	506	278
Other receivables and prepaid expenses	743	1,118
Total current assets	9,087	9,072

Long term deposits	-	7
Property and equipment, net	72	67
Operating right-of-use asset	13	23
Intangible assets	1,772	750
Goodwill	686	133
Investment in marketable securities	14	7
Other non-current asset	10	-
Total non-current assets	2,567	987

Total assets	11,654	10,059

Liabilities and stockholders’ equity

Current liabilities:
Operating lease liability	13	15
Short-term loans	101	107
Trade payables	1,273	2,084
Liabilities to related parties	69	151
Seller payable	282	-
Other payables	1,595	639
Total current liabilities	3,333	2,996

Long-term loans	832	146
Operating lease liability	-	8
Other Non-Current Liabilities	193	-
Total non-current liabilities	1,025	154
Commitments and contingencies	-	-
Total liabilities	4,358	3,150

Stockholders’ equity:
Stock Capital -
Common stock of $0.001 par value - Authorized: 250,000,000 shares; Issued and outstanding: 3,848,979 and 2,040,159 as of September 30, 2025 and December 31, 2024, respectively	4	2
Additional paid-in capital	74,874	71,608
Accumulated other comprehensive loss	(861)	(825)
Accumulated deficit	(66,721)	(63,876)
Total stockholders’ equity	7,296	6,909
Total liabilities and stockholders’ equity	11,654	10,059

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Statements of Comprehensive Loss (Unaudited)

U.S. dollars in thousands (except share data and per share data)

	Nine-Months Ended September 30,		Three-Months Ended September 30,
	2025	2024	2025	2024

Revenues	6,057	6,802	2,572	1,839
Cost of revenues	(3,504)	(3,831)	(1,563)	(1,048)
Gross profit	2,553	2,971	1,009	791

Operating expenses
Research and development	(355)	(352)	(131)	(89)
Sales and marketing	(2,321)	(2,670)	(1,234)	(737)
General and administrative	(2,735)	(2,572)	(1,000)	(640)
Impairment of goodwill	(144)	(631)	-	(631)

Total operating expenses	(5,555)	(6,225)	(2,365)	(2,097)
Operating loss	(3,002)	(3,254)	(1,356)	(1,306)
Financial income (expenses), net	157	(26)	21	6
Loss before taxes	(2,845)	(3,280)	(1,335)	(1,300)
Taxes on income	-	-	-	-

Net loss	(2,845)	(3,280)	(1,335)	(1,300)

Other comprehensive income (loss):

Foreign currency translation differences	(36)	(125)	4	(26)

Total comprehensive loss	(2,881)	(3,405)	(1,331)	(1,326)

Basic and diluted loss per share	(1.00)	(4.21)	(0.40)	(1.25)
Basic and diluted weighted average number of shares outstanding	2,837,552	779,319	3,313,569	1,040,446

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Statements of Changes in Stockholders’ Equity (Unaudited)

U.S. dollars in thousands (except share data and per share data)

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number	Amount	capital	loss	deficit	equity

Balance as of January 1, 2025	2,040,159	2	71,608	(825)	(63,876)	6,909
Stock-based compensation related to options granted to employees and consultants	10,000	*	84	-	-	84
Issuance of shares pursuant to At The Market Offering Agreement for - net of $252 issuance cost**	1,557,727	2	2,844	-	-	2,846

Investment in Shoe Size Me ***	241,093	*	338	-	-	338
Total comprehensive loss	-	-		(36)	(2,845)	(2,881)
Balance as of September 30, 2025	3,848,979	4	74,874	(861)	(66,721)	7,296

(*)	Represents an amount less than $1.
(**)	See note 9
(***)	See note 6

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number	Amount	capital	loss	deficit	equity

Balance as of January 1, 2024	452,724	1	65,386	(771)	(59,881)	4,735
Stock-based compensation related to options granted to employees and consultants	80,000	*	306	-	-	306
Issuance of shares post Business Combination	4,360	*	3	-	-	3
Effect of reverse stock split	74,683	*	-	-	-	-
Issuance of shares, net of issuance cost of $442	79,000	*	2,819	-	-	2,819

Exercise of shares in abeyance	478,364	*	-	-	-	-
Total comprehensive loss	-	-	-	(125)	(3,280)	(3,405)
Balance as of September 30, 2024	1,169,131	1	68,514	(896)	(63,161)	4,458

(*)	Represents an amount less than $1.

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number	Amount	capital	loss	deficit	equity

Balance as of July 1, 2025	3,103,076	3	73,662	(865)	(65,386)	7,414
Stock-based compensation related to options granted to employees and consultants	-	-	16	-	-	16
Issuance of shares pursuant to At The Market Offering Agreement for - net of $37 issuance cost**	504,810	1	858	-	-	859
Investment Shoe Size Me	241,093	*	338	-	-	338
Total comprehensive loss	-	-	-	4	(1,335)	(1,331)
Balance as of September 30, 2025	3,848,979	4	74,874	(861)	(66,721)	7,296

(*)	Represents an amount less than $1.
(**)	See note 9
(***)	See note 6

	Common stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders’
	Number	Amount	capital	loss	deficit	equity

Balance as of July 1, 2024	883,131	1	68,425	(870)	(61,861)	5,695

Stock-based compensation related to options granted to employees and consultants	-	-	89	-	-	89
Exercise of shares in abeyance	286,000	*	-	-	-	-
Total comprehensive loss	-	-	-	(26)	(1,300)	(1,326)
Balance as of September 30, 2024	1,169,131	1	68,514	(896)	(63,161)	4,458

(*)	Represents an amount less than $1.

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Statements of Cash Flows (Unaudited)

U.S. dollars in thousands

	Nine-Months Ended September 30,
	2025	2024

Cash flows from operating activities:
Net loss	(2,845)	(3,280)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	24	33
Loss on disposition of property and equipment	-	28
Change in operating lease right-of-use asset	9	142
Amortization of intangible assets	226	227
Impairment of goodwill	144	631
Change in liabilities to related parties	(82)	(525)
Interest on long-term liabilities	-	43
Interest paid	(6)	(38)
Revaluation of investment in marketable securities	(7)	(1)
Stock based compensation	84	306
Change in inventory	(453)	633
Change in account receivable	(120)	285
Changes in operating lease liabilities	(10)	(103)
Change in other receivables and prepaid expenses	379	(165)
Change in other non-current asset	(10)	-
Change in trade payables	(866)	(774)
Change in other payables	846	35
Change in Seller payable	(119)	-
Net cash used in operating activities	(2,806)	(2,523)

Cash flows from investing activities:
Purchase of Percentil	(45)	-
Purchase of ShoeSizeMe	(142)	-
Proceeds from investment in JV	-	38
Purchase of Property, Equipment & Intangibles	(16)	-
Proceeds from short-term deposits	7	22
Net cash (used) provided by investing activities	(196)	60

Cash flows from financing activities:
Proceeds from issuance of shares, net of issuance costs	2,846	2,819
Loans received	-	500
Repayment of loans	(136)	(693)

Net cash provided by financing activities	2,710	2,626

Effect of exchange rate fluctuations on cash and cash equivalents	(95)	(56)

Increase (decrease) in cash, cash equivalents and restricted cash	(387)	107
Cash, cash equivalents and restricted cash at the beginning of the period	4,880	2,264
Cash, cash equivalents and restricted cash at the end of the period	4,493	2,371

Noncash activities:
Purchase of ShoeSizeMe - see note 6	338	-
Change in operating lease right-of-use asset and liability	-	181

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

Following the acquisitions of Naiz Fit Bespoke Technologies, S.L (“Naiz”) in October 2022 and ShoeSize.Me AG (“ShoeSizeMe”) in September 2025 (refer to note 6), the Company expanded its offering outreach and customer base. Following the acquisition of Orgad International Marketing Ltd. (“Orgad”) in February 2022, the Company also operates an omnichannel e-commerce platform.

Following the formation of a new subsidiary, New Percentil S.L. (“New Percentil”), and acquisition of a new business unit in May 2025 (see note 6), the Company also operates a resale platform that enables consumers to buy and sell primarily secondhand apparel.

The Company has nine subsidiaries. My Size Israel 2014 Ltd. (“My Size Israel”), Topspin Medical (Israel) Ltd., Orgad and Rotrade Ltd., are all incorporated in Israel, My Size LLC, is incorporated in the Russian Federation, there are two limited liability companies incorporated under the laws of Spain namely Naiz Fit and New Percentil, and ShoeSizeMe, which is incorporated in Switzerland. On July 21, 2025, the Company established Ten Peacks Ltd. (“Ten Peacks”), which is incorporated in Israel and is a wholly-owned subsidiary of My Size Israel, that focuses on marketing and distribution of global apparel and shoes brands in Israel. References to the Company include the subsidiaries unless the context indicates otherwise.

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

On May 9, 2025, a newly-formed, wholly-owned subsidiary of the Company, New Percentil entered into a production unit transfer agreement with Casi Nuevo Kids, S.L., a limited liability company incorporated under the laws of Spain (“Casi Nuevo”), pursuant to which New Percentil acquired (the “Acquisition”) a production unit of Casi Nuevo with a trade name of Percentil that was judicially awarded to the Company in April 2025 within the framework of insolvency proceedings of Casi Nuevo filed with Commercial Court No. 13 of Madrid (Spain). The Acquisition was completed on May 9, 2025.

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

On September 8, 2025, the Company entered into a Share Sale and Purchase Agreement (the “Purchase Agreement”) with certain shareholders of ShoeSizeMe (the “Sellers”), who were the holders of 100% of the share capital of ShoeSizeMe, pursuant to which the Sellers sold to the Company all of the issued and outstanding shares of ShoeSizeMe. The acquisition of ShoeSizeMe closed on the same day. In consideration for the purchase of the shares of ShoeSizeMe and in accordance with the Purchase Agreement, the Company (i) paid a cash payment of $150 and (ii) issued 241,093 shares of the Company’s common stock. The fair value of the shares for the purchase price allocation was determined using the closing price on September 8, 2025 at $338. In addition, pursuant to the Purchase Agreement, the Company issued to a key employee of ShoeSizeMe a warrant to purchase up to 28,000 shares of the Company’s common stock. See note 4. In connection with the acquisition of ShoeSizeMe, certain major shareholders of ShoeSizeMe entered into (i) a voting agreement with the Company and (ii) customary six-month lock up agreements with the Company.

MY SIZE, INC. AND ITS SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 1 - General (Cont.)

b.

Since inception, the Company has incurred significant losses and negative cash flows from operations and has an accumulated deficit of $66,721.

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

Management’s plans include the continued commercialization of the Company’s products and acquisition of technology, intellectual property or businesses and securing sufficient financing through the sale of additional equity securities, debt or capital inflows from strategic partnerships. Management is actively looking for additional technology and commercial opportunities that will increase the company’s cashflow. The Company has sold additional securities for $2,846 see note 9. Additional funds may not be available when the Company needs them, on terms that are acceptable to it, or at all. If the Company is unsuccessful in commercializing its products and securing sufficient financing, it may need to cease operations.

The financial statements include no adjustments for measurement or presentation of assets and liabilities, which may be required should the Company fail to operate as a going concern.

c.

In October 2023, Israel was attacked by the Hamas terrorist organization and entered a state of war on several fronts. In June 2025, following escalating threats and intelligence reports of imminent attacks, Israel conducted preemptive strikes on military and nuclear infrastructure in Iran. Iran responded with drones and missiles attacks, some of which caused civilian casualties and infrastructure damage. After 12 days of hostilities, a ceasefire between Israel and Iran was reached in June 2025. As of October 9, 2025, Israel and Hamas entered into a ceasefire agreement calling for a permanent end of the war. However, there are no assurances that such agreements will hold. As a result, while the ceasefire marks a potential shift towards stability in the region, the situation remains volatile, and the risk of broader regional escalation involving additional actors persists. As of the date of these consolidated financial statements, conflict continues in parts of the region.

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

The accompanying unaudited condensed consolidated interim financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements are comprised of the financial statements of the Company. In management’s opinion, the interim financial data presented includes all adjustments necessary for a fair presentation. All intercompany accounts and transactions have been eliminated. Operating results for the nine months ended September 30, 2025 not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2025.

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

In September 2025, the FASB issued ASU 2025-07 “Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract”. The ASU excludes from the derivative accounting certain non-exchange-traded contracts with contracts with underlyings that are based on operations or activities specific to one of the parties to the contract. Further, the ASU clarifies that an entity should apply the guidance in ASC 606 to a contract with share-based noncash consideration. The guidance in other Topics (such as ASC 815 or ASC 312) does not apply to such consideration unless and until the entity’s right to receive or retain the consideration is unconditional. The ASU is effective for annual periods beginning after December 15, 2026 and interim periods within those annual periods. Early adoption is permitted. The amendment can be applied either prospectively to new contracts entered into on or after the date of adoption or on a modified retrospective basis through cum.

In September 2025, the FASB issued ASU 2025-06 “Targeted Improvements to the Accounting for Internal-Use Software”. The ASU removes all references to software development stages throughout ASU 350-40. Therefore, under the ASU, an entity will be required to start capitalizing software costs when management has authorized and committed to funding the software project, and it is probable that the project will be completed and the software will be used to perform the function intended (‘probable-to-complete’ recognition threshold). In applying the probable-to-complete recognition threshold, an entity is required to consider whether there is significant uncertainty associated with the development activities of the software. The ASU is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual periods. The ASU allows adoption either on a prospective basis, a modified prospective approach or a retrospective approach.

c.	Critical accounting estimates:

ASC 350 requires goodwill to be tested for impairment at the reporting unit level at least annually, or between annual tests under certain circumstances, and written down when impaired. Goodwill is tested for impairment by comparing the fair value of the reporting unit with it carrying value.

An impairment charge of $144 was recorded as the carrying value of Fashion and equipment e-commerce reporting segment exceeded its expected fair value, as determined using a discounted cash flow model which is primarily based on management’s future revenue and cost estimates. This impairment charge was recorded within Impairment of goodwill, within the Consolidated Statement of Operations, and within the Fashion and equipment e-commerce segment for three months ended September 30, 2025. See note 7- Goodwill.

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

Both buyers and sellers may be customers in the Company’s revenue arrangements. Sellers are the primary customer in a consignment arrangement while the buyer is the primary customer in a sale of Company-owned inventory, referred to as product sales. A contract with a customer exists in both cases when the end-customer purchases the goods obligating the Company to deliver the identified performance obligation(s). The Company requires authorization from a credit card or other payment method or verification of receipt of payment, before the products are shipped to buyers.

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

	September 30, 2025
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial assets

Investment in marketable securities (*)	-	14	-

	December 31, 2024
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial assets

Investment in marketable securities (*)	-	7	-

(*)	For the nine-month period and three months ended September 30, 2025 and 2024, the Company recognized gain (based on quoted market prices with a discount due to security restrictions on MYCB shares) of the marketable securities was $7, $0, $1 and $(21) respectively.

Note 4 - Stock Based Compensation

The stock-based expense equity awards recognized in the financial statements for services received is related to Cost of Revenues, Research and Development, Sales and Marketing and General and Administrative expenses as shown in the following table:

	Nine months ended September 30,
	2025	2024

Stock-based compensation expense – Cost of revenues	-	1
Stock-based compensation expense - Research and development	19	45
Stock-based compensation expense - Sales and marketing	4	37
Stock-based compensation expense - General and administrative	61	226
	84	309

	Three months ended September 30,
	2025	2024

Stock-based compensation expense - Research and development	5	16
Stock-based compensation expense - Sales and marketing	0	13
Stock-based compensation expense - General and administrative	11	60
	16	89

MY SIZE, INC. AND ITS SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 4 - Stock Based Compensation (Cont.)

Stock Option Plan for Employees:

The total number of shares of common stock which may be granted to directors, officers and employees under the 2017 Equity Incentive Plan (the “Plan”), is limited to 756,691 shares. In addition, in September 2025, the Company’s stockholders approved an amendment to the Plan to adopt an evergreen provision such that, beginning on January 1, 2026 and ending on and including January 1, 2029, the share reserve under the Plan will be automatically increased by a number of shares of the Company’s common stock equal to the lesser of (A) 5% of the aggregate number of shares of the Company’s common stock outstanding on the final day of the immediately preceding calendar year or (B) such smaller number of shares as is determined by the Company’s board of directors.

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

There were no options, shares of restricted common stock or RSUs granted during the nine-month period September 30, 2025, compared to an aggregate of 91,875 options, shares of restricted common stock and RSUs granted during the nine-month period ended September 30, 2024, under the Plan. No options were exercised.

On June 4, 2025, the compensation committee of the Company’s board of directors reduced the exercise price of outstanding options granted under the Plan of certain employees, officers and directors of the Company for the purchase of an aggregate of 13,926 shares of common stock (with exercise prices ranging from $3.832 to $8.72 per share) to $1.28 per share, which was the closing price for the Company’s common stock on June 4, 2025 (the “Option Repricing”). No options were exercised. In connection with the Option Repricing, the Company accelerated the vesting options held by the Company’s former chief financial officer and the Company recorded one-time expenses of $6 and $17.

The total stock option compensation expense for employees during the nine and three-month period ended September 30, 2025 and 2024 was $84, $16 and $235, and $214, respectively.

The total stock option compensation expense relating to the Orgad acquisition during the nine and three-month period ended September 30, 2025 and 2024 was $0, $0, $3, and $0 respectively.

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

During the nine and three-month periods ended September 30, 2025 and 2024, the Company recorded $0, $0 and $71, and $0 respectively, as stock-based equity awards with respect to the Consultant.

MY SIZE, INC. AND ITS SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 4 - Stock Based Compensation (Cont.)

Warrant issued in connection with the acquisition of ShoeSizeMe

Pursuant to the Purchase Agreement, the Company issued a key employee of ShoeSizeMe a warrant (the “Warrant”) to purchase up to 28,000 shares of the Company’s common stock (such shares of common stock underlying the Warrant, the “Warrant Shares”). The Warrant provides for a tiered exercise structure, with (i) 10,000 Warrant Shares exercisable at $2.00 per Warrant Share, (ii) 6,000 Warrant Shares exercisable at $3.00 per Warrant Share, (iii) 5,000 Warrant Shares exercisable at $4.00 per Warrant Share, (iv) 4,000 Warrant Shares exercisable at $5.00 per Warrant Share, and (v) 3,000 Warrant Shares exercisable at $6.00 per Warrant Share

The Warrant is subject to vesting upon satisfaction of certain service-based, financial performance and integration milestones, as follows:

● Continuing Service Milestone: 50% of the Warrant shall vest and become exercisable on the 12-month anniversary of the issuance date of the Warrant, provided that the Warrant holder shall have been continuously providing services to the Company through such 12-month anniversary.

● Financial Result Milestone: The vesting of up to 25% of the Warrant is contingent on ShoeSizeMe’s gross revenue for the 12-month period following the closing date (beginning September 1, 2025) compared to the 12-month period ended August 31, 2025 (the prior-year revenue) as follows: (i) the entire 25% of the Warrant shall vest and become exercisable if ShoeSizeMe’s post-closing revenue is equal to or greater than 95% of the prior-year revenue, (ii) 12.5% of the Warrant (or 50% of the portion the Warrant subject to the vesting terms in connection with the Financial Result Milestone) shall vest and become exercisable if ShoeSizeMe’s post-closing revenue is equal to or greater than 80% but less than 95% of the prior-year revenue; and (iii) no portion of the Warrant subject to the vesting terms in connection with the Financial Result Milestone shall vest if ShoeSizeMe’s post-closing revenue is less than 80% of the prior-year revenue.

● Integration Milestone: The vesting of 25% of the Warrant is contingent on the completion of the full integration (as determined by the Company at its reasonable discretion) of ShoeSizeMe into the Company’s wholly-owned subsidiary, Naiz Bespoke Technologies, S.L., by March 31, 2026.

The award was determined to be a share-based payment accounted for under ASC 718, as vesting is contingent upon the employee’s continued service and performance conditions. The grant-date fair value of the warrant was measured using an option-pricing model and a compensation expense is recognized over the vesting periods, based on management’s assessment of the likelihood of achieving the performance and integration conditions. The award is classified as equity, as it will be settled in a fixed number of shares with fixed exercise prices.

Note 5 - Contingencies and Commitments

In July 2024, the Company was served with a legal complaint filed by Shimon Shukron in the Magistrate’s Court in Herzliya (the “Court”) for a monetary award in an amount of NIS 1,895,345 (approximately $510). The plaintiff alleges that due to the fire that broke out at Orgad’s warehouse in January 2023, the fire spread to the plaintiff’s business and caused heavy damage to the structure and contents, inventory of the business and loss of profits. The Company filed its statement of defense in September 2024. At this preliminary stage, the plaintiff did not provide sufficient documents to support his claims regarding the extent of the alleged damage. In June 2025, the Court appointed a third party appraiser to assess the damages. The Company evaluates the claim at a sum of NIS 175,000 (approximately $53), at this stage.

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

The results of operations of New Percentil have been included in the consolidated financial statements since the acquisition date of May 9 2025. New Percentil revenues included in the Company’s consolidated statement of operations from May 9, 2025 through September 30, 2025 were $515.

(a)	Consideration transferred

The Company paid €40,000 (approximately $45) and assumed liabilities which the Company had prior to bankruptcy as agreed with the insolvency court.

(b)	Identifiable assets acquired and liabilities assumed

Under the preliminary purchase price allocation, the Company allocated the purchase price to tangible and identified intangible assets acquired and liabilities assumed based on the preliminary estimates of their fair values, which were determined using generally accepted valuation techniques based on estimates and assumptions made by management at the time of the acquisition. Such estimates are subject to change during the measurement period which is not expected to exceed one year. The purchase price allocation was not finalized due to examination of the net working capital of New Percentil at the acquisition date. Any adjustments to the preliminary purchase price allocation identified during the measurement period will be recognized in the period in which the adjustments are determined.

MY SIZE, INC. AND ITS SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 6 – Business Combination (Cont.)

The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the acquisition date:

Thousands USD
Inventory	96
Fixed assets	14
Technology**	440
Goodwill	134
Other payables	(50)
Sellers payables	(401)
Long-term payables	(188)
Total consideration paid	45

*	The estimated useful life of technology is 2 years.
**	The technology was calculated using MEEM replacement cost and is ranked as Level 3 assets as there is no active market.

(c)	Acquisition-related costs

The Company did not incur any direct transaction costs during the nine month period ended September 30, 2025.

Acquisition of ShoeSizeMe

On September 8, 2025, the company purchased 100% of the share capital of ShoeSizeMe AG.

The results of operations of ShoeSizeMe have been included in these consolidated financial statements since the acquisition date of September 8, 2025. ShoeSizeMe revenues included in the Company’s consolidated statement of operations from September 8 2025 through September 30, 2025 were $3.

(a)	Consideration transferred

In consideration for the purchase of the shares of ShoeSizeMe and in accordance with the Purchase Agreement, the Company (i) paid a cash payment of $150 and (ii) issued 241,093 shares of the Company’s common stock. The fair value of the shares for the purchase price allocation was determined using the closing price on September 8, 2025 at $338.

(b)	Identifiable assets acquired and liabilities assumed

Under the preliminary purchase price allocation, the Company allocated the purchase price to tangible and identified intangible assets acquired and liabilities assumed based on the preliminary estimates of their fair values, which were determined using generally accepted valuation techniques based on estimates and assumptions made by management at the time of the acquisition. Such estimates are subject to change during the measurement period which is not expected to exceed one year. The purchase price allocation was not finalized duo to examination of the net working capital of Shoe Size Me at the acquisition date. Any adjustments to the preliminary purchase price allocation identified during the measurement period will be recognized in the period in which the adjustments are determined.

MY SIZE, INC. AND ITS SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 6 – Business Combination (Cont.)

The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the acquisition date:

Thousands USD
Cash	7
Account receivable	109
Other receivable	4
Technology*	521
Client relationship**	191
Goodwill***	545
Trade payables	(55)
Other payables	(56)
Deferred tax liability	(146)
Deferred tax Asset	146
Loans	(778)
Total consideration paid	488

*	The estimated useful life of technology is 5 years.
The technology was calculated using MEEM replacement cost and is ranked as Level 3 assets as there is no active market.
**	The estimated useful life of Client relationship is 5 years.
The Client relationship was calculated using MEEM replacement cost and is ranked as Level 3 assets as there is no active market.
***	Recognized goodwill assets related to the excess of the fair value of purchase consideration over the fair value of these identifiable assets and liabilities is recorded as goodwill, with an estimated indefinite useful life. The Goodwill is not tax deductible the Goodwill is related to our SAAS segment.

(c)	Acquisition-related costs

The Company occurred $80 in direct transaction costs during the nine month period ended September 30, 2025 which were included in general and administrative expenses in the consolidated statements of income (loss).

Note 7 – Goodwill

As of June 30, 2025, the Company experienced a triggering event in the reporting period due to sustained decreases in the Company’s share price and a decline in actual and forecasted operating results, prompting impairment assessments of goodwill and long-lived assets including definite-lived intangibles.

The table below indicates changes in the most significant inputs to the Company’s impairment analysis on each testing date since its last annual test for the Fashion and equipment e-commerce platform segment.

	Discount rate	Terminal growth rate	Revenue growth rate
Testing dates
December 31, 2024	22.5%	3%	7.5%-65.6%
June 30, 2025	22.5%	3%	7.5%-31.6%

In June 2025, the Company updated the forecasted future cash flows used in the impairment assessment, including revenues and margin to reflect current conditions. Other changes in valuation assumptions included selection of lower revenue growth rates based upon an assessment of current market conditions. As a result of this review, the Company did not identify an impairment to its definite-lived intangible assets or other long-lived assets, but the Company recorded a $144 non-deductible goodwill impairment charge for the quarter ended September 30, 2025 (level 3 fair value measurement).

This impairment charge was recorded within Impairment of goodwill, within the Consolidated Statement of Operations, and within the Fashion and equipment e-commerce platform segment for the Nine months ended September 30, 2025.

The aggregate carrying amounts of goodwill allocated to each reporting unit are as follows:

	September 30	December 31
	2025	2024
Resale platform	141	-
Fashion and equipment e-commerce platform	-	133
SaaS Solutions	545	-
	686	133

MY SIZE, INC. AND ITS SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 8 – Operating Segments

The Company has the following four segments: (i) fashion and equipment e-commerce platform, (ii) SaaS based innovative artificial intelligence driven measurement solutions, (iii) resale platform for apparel and (iv) wholesaling of footwear . This realignment reflects the way resources are allocated, and performance is assessed by the Chief Operating Decision Maker. The fashion and equipment e-commerce platform which represents Orgad’s activity that was acquired by the Company in 2022, mainly operates on Amazon. The SaaS based innovative artificial intelligence driven measurement solutions, or SaaS Solutions operating segment consists of the Company and certain of its subsidiaries, My Size Israel, My Size LLC, Naiz and ShoeSizeMe (purchased in September 2025, see note 6). The resale platform currently operates as a separate segment under New Percentil following the closing of the Acquisition in May 2025. The other segment currently operates under Ten Peacks. The Company is evaluating and integrating into this segment and may consolidate it in the future.

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

Information related to the operations of the Company’s reportable operating segments is set forth below:

	Fashion and equipment e-commerce platform	SaaS Solutions	Resale Platform	Other	Total
As of the nine months ended September 30, 2025
Revenues from external customers	5,001	541	515	-	6,057
Cost of revenues	(3,259)	(48)	(197)	-	(3,504)
Research and development expenses	-	(355)	-	-	(355)
Amazon fees	(1,478)	-	-	-	(1,478)
Sales and marketing Salaries	(111)	(171)	-	(23)	(305)
Impairment of goodwill	(144)	-	-	-	(144)
Other Segment Items (*)	(1,834)	(809)	(630)	-	(3,273)
Segment loss	(1,825)	(842)	(312)	(23)	(3,002)

Reconciliation of Profit or Loss
Financial income, (expense) net					157
Loss before income taxes					(2,845)

Significant non-cash items:
Amortization	(9)	(125)	(90)	-	(224)
Share based payments	(55)	(29)	-	-	(84)

(*)	Other segments include shared based payments, rent and related expenses, professional services, insurance and other expenses.

	Fashion and equipment e-commerce platform	SaaS Solutions	Resale Platform	Total
As of the nine months ended September 30, 2025
Assets	8,001	2,931	722	11,654

MY SIZE, INC. AND ITS SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 8 – Operating Segments (Cont.)

	Fashion and Equipment e-commerce platform	SaaS Solutions	Total
As of the nine months ended September 30, 2024
Revenues from external customers	6,290	512	6,802
Cost of revenues	(3,779)	(52)	(3,831)
Research and development expenses	-	(352)	(352)
Amazon fees	(1,848)	-	(1,848)
Sales and marketing Salaries	(102)	(333)	(435)
Impairment of goodwill	-	(631)	(631)
Other Segment Items (*)	(2,085)	(874)	(2,959)
Segment loss	(1,524)	(1,730)	(3,254)

Reconciliation of Profit or Loss
Financial income, (expense) net			26
Loss before income taxes			(3,280)

Significant non-cash items:
Amortization	(82)	(145)	(227)
Share based payments	(204)	(102)	(306)

(*)	Other segments include shared based payments, rent and related expenses, professional services, insurance and other expenses.

	Fashion and equipment e-commerce platform	SaaS Solutions	Resale Platform	Other	Total
As of the three months ended September 30, 2025
Revenues from external customers	2,033	192	347	-	2,572
Cost of revenues	(1,443)	(33)	(87)	-	(1,563)
Research and development expenses	-	(131)	-	-	(131)
Amazon fees	(757)	-	-	-	(757)
Sales and marketing Salaries	(43)	(44)	-	(23)	(110)
Other Segment Items (*)	(573)	(315)	(479)	-	(1,367)
Segment loss	(783)	(331)	(219)	(23)	(1,356)

Reconciliation of Profit or Loss
Financial income, (expense) net					21
Loss before income taxes					(1,335)

Significant non-cash items:
Amortization	-	(45)	(58)	-	(103)
Share based payments	(10)	(6)	-	-	(16)

(*)	Other segments items include shared based payments, rent and related expenses, professional services, insurance and other expenses.

MY SIZE, INC. AND ITS SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 8 – Operating Segments (Cont.)

	Fashion and Equipment e-commerce platform	SaaS Solutions	Total
As of the three months ended September 30, 2024
Revenues from external customers	1,667	172	1,839
Cost of revenues	(1,033)	(15)	(1,048)
Research and development expenses	-	(89)	(89)
Amazon fees	(551)	-	(551)
Sales and marketing Salaries	(38)	(83)	(121)
Impairment of goodwill	-	(631)	(631)
Other Segment Items (*)	(527)	(178)	(705)
Segment loss	(482)	(824)	(1,306)

Reconciliation of Profit or Loss
Financial income, (expense) net			6
Loss before income taxes			(1,300)

Significant non-cash items:
Amortization	(28)	(48)	(76)
Share based payments	(53)	(33)	(86)

	Fashion and equipment e-commerce platform	Saas Solution
As of December 31, 2024
Assets	8,066	1,993

Note 9 – Significant events during the reporting period.

On January 21, 2025, the Company entered into an At The Market Offering Agreement (the “Offering Agreement”), with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which the Company may offer and sell, from time to time through Wainwright shares of the Company’s common stock having an aggregate offering price of up to $4.1 million. The Company is not obligated to make any sales of the shares under the Offering Agreement. The offering of shares pursuant to the Offering Agreement will terminate upon the earliest of (a) the sale of all of the shares subject to the Offering Agreement and (b) the termination of the Offering Agreement by Wainwright or the Company, as permitted therein. The Company agreed to pay to Wainwright a cash commission of 3% of the gross sales price of any Common Stock sold under the Offering Agreement. As of September 30, 2025, the Company sold 1,557,727 shares pursuant to the Offering Agreement for aggregate gross proceeds of approximately $3,098 ($2,846 net). Prepaid legal and auditing costs are classified as other non-current assets in the balance sheet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations .

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

Unless the context otherwise requires, all references to “we,” “us,” “our” or “the Company” in this Quarterly Report on Form 10-Q are to MySize, Inc., a Delaware corporation, and its subsidiaries, including MySize Israel 2014 Ltd. My Size LLC, Orgad International Marketing Ltd., or Orgad, and Naiz Bespoke Technologies, S.L, or Naiz Fit, New Percentil, S.L., or New Percentil, Rotrade Ltd., ShoeSize.Me AG (“ShoeSizeMe”) and Ten Peacks Ltd. taken as a whole.

References to “U.S. dollars” and “$” are to currency of the United States of America, and references to “NIS” are to New Israeli Shekels. Unless otherwise indicated, U.S. dollar translations of NIS amounts presented in this Quarterly Report on Form 10-Q for nine months ended on September 30, 2025 are translated using the rate of NIS 3.306 to $1.00.

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

ShoeSizeMe

On September 8, 2025, we entered into a Share Sale and Purchase Agreement, or the Purchase Agreement, with certain sellers, or the Sellers, who were the holders of 100% of the share capital of ShoeSize.Me, a Swiss SaaS company specializing in AI-powered footwear sizing and fit solutions, or ShoeSizeMe, pursuant to which the Sellers agreed to sell to us all of the issued and outstanding shares of ShoeSizseMe. The transaction closed on the same day, or the Closing Date.

In consideration for the purchase of the shares of ShoeSizeMe and in accordance with the Purchase Agreement, the Sellers received (i) a cash payment of $150,000 and (ii) 241,093 shares of our common stock (having an aggregate value of $290,000, determined by dividing $290,000 by the average closing price of our common stock during the seven trading days immediately preceding the Closing Date.

New Percentil

On May 9, 2025, our newly-formed, wholly-owned subsidiary, New Percentil, a limited liability company incorporated under the laws of Spain, or New Percentil, entered into a production unit transfer agreement, or the Production Transfer Agreement, with Casi Nuevo Kids, S.L., a limited liability company incorporated under the laws of Spain, or Casi Nuevo, pursuant to which New Percentil acquired, or the Acquisition, a production unit of Casi Nuevo with a trade name of Percentil, or the Production Unit or Percentil, that was judicially awarded to us in April 2025 within the framework of insolvency proceedings of Casi Nuevo filed with Commercial Court No. 13 of Madrid (Spain). The Acquisition was completed on May 9, 2025.

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

Results of Operations

The table below provides our results of operations for the periods indicated.

	Nine-Months Ended September 30,		Three-Months Ended September 30,
	2025	2024	2025	2024

Revenues	6,057	6,802	2,572	1,839
Cost of revenues	(3,504)	(3,831)	(1,563)	(1,048)
Gross profit	2,553	2,971	1,009	791

Operating expenses
Research and development	(355)	(352)	(131)	(89)
Sales and marketing	(2,321)	(2,670)	(1,234)	(737)
General and administrative	(2,735)	(2,572)	(1,000)	(640)
Impairment of goodwill	(144)	(631)	-	(631)

Total operating expenses	(5,555)	(6,225)	(2,365)	(2,097)
Operating loss	(3,002)	(3,254)	(1,356)	(1,306)
Financial income (expenses), net	157	(26)	21	6
Loss before taxes	(2,845)	(3,280)	(1,335)	(1,300)
Taxes on income	-	-	-	-

Net loss	(2,845)	(3,280)	(1,335)	(1,300)

Other comprehensive income (loss):

Foreign currency translation differences	(36)	(125)	4	(26)

Total comprehensive loss	(2,881)	(3,405)	(1,331)	(1,326)

Basic and diluted loss per share	(1.00)	(4.21)	(0.40)	(1.25)
Basic and diluted weighted average number of shares outstanding	2,837,552	779,319	3,313,569	1,040,446

Nine and Three Months Ended September 30, 2025 Compared to Nine and Three Months Ended September 30, 2024

Revenues

Our revenues for the nine months ended September 30, 2025 amounted to $6,057,000 compared to $6,802,000 for the nine months ended September 30, 2024. The decrease in the nine months ended September 30, 2025 from the corresponding period is primarily attributable to a decrease in Orgad sales.

Our revenues for the three months ended September 30, 2025 amounted to $2,572,000 compared to $1,839,000 for the three months ended September 30, 2024. The increase in the three months ended September 30, 2024 from the corresponding period is primarily attributable to the inclusion of New Percentil in the consolidated reporting as of September 30, 2025.

Cost of Revenues

Our cost of revenues for the nine months ended September 30, 2025 amounted to $3,504,000 compared to $3,831,000 for the nine months ended September 30, 2024. The decrease in comparison with the corresponding period was mainly due to transition to fulfillment by Amazon shipping and warehousing method.

Our cost of revenues expenses for the three months ended September 30, 2025 amounted to $1,563,000 compared to $1,048,000 for the three months ended September 30, 2024. The increase in comparison with the corresponding period was attributable to the inclusion of New Percentil and ShoeSizeMe in the consolidated reporting as of September 30, 2025.

Research and Development Expenses

Our research and development expenses for the nine months ended September 30, 2025 amounted to $355,000 compared to $352,000 for the nine months ended September 30, 2024. The increase from the corresponding period was mainly due to the annual salary increase of the retained employees in Naiz Fit and inclusion of New Percentil in the consolidated reporting as of September 30, 2025.

Our research and development expenses for the three months ended September 30, 2025 amounted to $131,000 compared to $89,000 for the three months ended September 30, 2024. The increase was mainly due to the annual salary increase of the retained employees in Naiz Fit and inclusion of New Percentil in the consolidated reporting as of September 30, 2025.

Sales and Marketing Expenses

Our sales and marketing expenses for the nine months ended September 30, 2025 amounted to $2,321,000 compared to $2,670,000 for the nine months ended September 30, 2024. The decrease primarily resulted from a decrease in salary expenses due to reduced headcount, consultant expenses, travel and marketing expenses.

Our sales and marketing expenses for the three months ended September 30, 2025 amounted to $1,234,000 compared to $737,000 for the three months ended September 30, 2024. The increase primarily is attributable to the increased marketing effort of Naiz Fit for the three months period ended September 30, 2025 as well as the inclusion of New Percentil in the consolidated reporting as of September 30, 2025.

General and Administrative Expenses

Our general and administrative expenses for the nine months ended September 30, 2025 amounted to $2,735,000 compared to $2,572,000 for the nine months ended September 30, 2024. The increase primarily is attributable to the inclusion of New Percentil and ShoeSizeMe in the consolidated reporting as of September 30, 2025.

Our general and administrative expenses for the three months ended September 30, 2025 amounted to $1,000,000 compared to $640,000 for the three months ended September 30, 2024. The increase primarily is attributable to the inclusion of New Percentil and ShoesSizeMe in the consolidated reporting as of September 30, 2025.

Operating Loss

As a result of the foregoing, for the nine months ended September 30, 2025, our operating loss was $3,002,000, a decrease of $252,000, or 8% lower, compared to our operating loss for the nine months ended September 30, 2024 of $3,254,000.

As a result of the foregoing, for the three months ended September 30, 2025, our operating loss was $1,356,000, an increase of $50,000, or 4% higher, compared to our operating loss for the three months ended September 30, 2024 of $1,306,000.

Financial Income (Expenses), Net

Our financial income for the nine months ended September 30, 2025 was $157,000 compared to financial expenses of $26,000 for the nine months ended September 30, 2024.

Our financial income for the three months ended September 30, 2025 was $21,000 compared to financial income of $6,000 for the three months ended September 30, 2024.

Net Loss

As a result of the foregoing, our net loss for the nine months ended September 30, 2025 was $2,845,000, compared to net loss of $3,280,000 for the nine months ended September 30, 2024. The decrease in net loss was mainly due to the reasons mentioned above.

As a result of the foregoing, our net loss for the three months ended September 30, 2025 was $1,335,000 compared to net loss of $1,300,000 for the three months ended September 30, 2024. The increase in net loss was mainly due to the reasons mentioned above.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through public and private offerings of debt and equity securities in the State of Israel and in the United States

As of September 30, 2025, we had cash, cash equivalents and restricted cash of $4,493,000 compared to $4,880,000 of cash, cash equivalents and restricted cash as of December 31, 2024. This decrease primarily resulted from offset by payments that were made to suppliers, resources that were deployed to grow our businesses and payments related to the New Percentil and ShoeSizeMe acquisition.

In January 2025, we entered into an At The Market Offering Agreement, or the Offering Agreement with H.C. Wainwright & Co., LLC, as agent, or Wainwright, pursuant to which we may offer and sell, from time to time through Wainwright shares of our common stock having an aggregate offering price of up to $4.1 million. We agreed to pay Wainwright a commission at a fixed rate of 3.0% of the aggregate gross proceeds from each sale of the shares under the Offering Agreement. As of September 30, 2025, we sold 1,557,727 shares of common stock pursuant to the Offering Agreement for aggregate gross proceeds of approximately $3,096,000.

Cash used in operating activities amounted to $2,806,000 for the nine months ended September 30, 2025, compared to $2,523,000 for the nine months ended September 30, 2024. The increase in cash used in operating activity is derived mainly from the increase in inventory and customers, offsetting the decrease in net loss.

Net cash used by investing activities was $196,000 for the nine months ended September 30, 2025, compared to the $60,000 cash provided for the nine months ended September 30, 2024.

Net cash provided by financing activities was $2,710,000 for the nine months ended September 30, 2025, compared to $2,626,000 for the nine months ended September 30, 2024. The cash flow from financing activities for the nine months ended September 30, 2025 resulted from the issuance of shares during the period.

We expect that we will continue to generate losses and negative cash flows from operations for the foreseeable future. Based on the projected cash flows and cash balances as of September 30, 2025, we believe our existing cash will not be sufficient to fund operations for a period of more than 12 months. As a result, there is substantial doubt about our ability to continue as a going concern. We will need to raise additional capital, which may not be available on reasonable terms or at all. Additional capital would be used to accomplish the following:

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2025 were effective.

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

Shimon Shukron

In July 2024, we were served with a legal complaint filed by Shimon Shukron in the Magistrate’s Court in Herzliya for a monetary award in an amount of NIS 1,895,345 (approximately $510,000). The plaintiff alleges that due to the fire that broke out at Orgad’s warehouse in January 2023, the fire spread to the plaintiff’s business and caused heavy damage to the structure and contents, inventory of the business and loss of profits. We filed our statement of defense in September 2024. At this preliminary stage, the plaintiff did not provide sufficient documents to support his claims regarding the extent of the alleged damage. Based on the Company’s legal advisors, we evaluate the chances of the claim to succeed for only a nominal sum of NIS 175,000 (approximately $53,000), at this stage.

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

Our headquarters and some of our operations are located in central Israel and our key employees, officers and directors are residents of Israel. Accordingly, political, economic and military conditions in Israel and the surrounding region may directly affect our business and operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its neighboring Arab countries, Hamas (an Islamist terrorist militia and political group that controls the Gaza strip), Hezbollah (an Islamist terrorist militia and political group based in Lebanon) and other terrorist organizations active in the region. These conflicts have involved missile strikes, hostile infiltrations and terrorism against civilian targets in various parts of Israel, which have negatively affected business conditions in Israel.. Any hostilities involving Israel or the interruption or curtailment of trade within Israel or between Israel and its trading partners could adversely affect our operations and results of operations and could make it more difficult for us to raise capital.

In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. These attacks resulted in extensive deaths, injuries and kidnapping of civilians and soldiers. Following the attack, Israel’s security cabinet declared war against Hamas and a military campaign against these terrorist organizations commenced in parallel to their continued rocket and terror attacks. In January 2025, Israel and Hamas entered into a ceasefire agreement, which remained in effect until March 18, 2025, when hostilities resumed. As of October 9, 2025, Israel and Hamas entered into a renewed ceasefire agreement calling for a permanent end of the war. However, there are no assurances that such as agreement will hold. While the conflict has created heightened security concerns, disruptions to business operations, and economic instability, the ceasefire may contribute to improved regional stability. However, the security situation remains fluid, and any renewed military actions, restrictions, or government-imposed measures could adversely affect our operations, supply chains, and financial condition.

Since the commencement of these events, there have been continued hostilities along Israel’s northern border with Lebanon (with the Hezbollah terror organization) and on other fronts from various extremist groups in region, such as the Houthis in Yemen and various rebel militia groups in Syria and Iraq. In October 2024, Israel began limited ground operations against Hezbollah in Lebanon, and in November 2024, a ceasefire was brokered between Israel and Hezbollah, but there are no guarantees as to whether the agreement will hold or whether further hostilities will resume.

In addition, in April 2024 and October 2024, Iran launched direct attacks on Israel involving hundreds of drones and missiles and has threatened to continue to attack Israel and is widely believed to be developing nuclear weapons. In June 2025, in light of continued nuclear threats and intelligence assessments indicating imminent attacks, Israel launched a preemptive strike directly targeting military and nuclear infrastructure inside Iran, aimed at disrupting Iran’s capacity to coordinate or launch further hostilities against Israel, as well as to degrade its nuclear program. In response, Iran launched multiple waves of drones and ballistic missiles at Israeli cities. While most of these attacks were intercepted, several caused civilian casualties and damage to infrastructure. While a ceasefire was reached between Israel and Iran in June 2025 after 12 days of hostilities, the situation remains volatile. A broader regional conflict involving additional state and non-state actors remains a significant risk. Iran is also believed to have a strong influence among extremist groups in the region, such as Hamas in Gaza, Hezbollah in Lebanon, the Houthi movement in Yemen and various rebel militia groups in Syria and Iraq. These situations may potentially escalate in the future to more violent events which may affect Israel and us..

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

Since the war broke out on October 7, 2023, our operations have not been adversely affected by this situation, and we have not experienced disruptions to our business operations. In particular, most of our operations are in Spain. While the intensity and duration of the security situation in Israel has been difficult to predict, as were the economic implications on our business and operations and on Israel’s economy in general, the ceasefire marks a potential shift towards stability in the region. If sustained, this could reduce the risk of disruptions to our business and the Israeli economy in general. However, if the war is renewed or expands to other fronts, such as Lebanon, Syria and the West Bank, our operations may be harmed.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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

My Size, Inc.

Date: November 14, 2025	By:	/s/ Ronen Luzon
Ronen Luzon
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2025	By:	/s/ Oren Elmaliah
Oren Elmaliah
Chief Financial Officer (Principal Financial and Accounting Officer)

