Form 10-K
period 2025-12-31
My Size, Inc.
filed 2026-04-15
CIK 1211805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $4 million.

Number of shares of common stock outstanding as of April 14, 2026 was 4,818,164.

Documents Incorporated by Reference: None.

PART I

In this Annual Report on Form 10-K, unless the context requires otherwise, the terms “we,” “our,” “us,” or “the Company” refer to MySize, Inc., a Delaware corporation, and its subsidiaries, including MySize Israel 2014 Ltd., or MySize Israel, My Size LLC, Orgad International Marketing Ltd., or Orgad, Naiz Bespoke Technologies, S.L, or Naiz Fit, New Percentil, S.L., or New Percentil, Ten Peacks Ltd., or Ten Peacks, and ShoeSize.Me AG, or ShoeSize Me, taken as a whole.

References to “U.S. dollars” and “$” are to currency of the United States of America, and references to “NIS” are to New Israeli Shekels. Unless otherwise indicated, U.S. dollar translations of NIS amounts presented in this Annual Report on Form 10-K for the year ended on December 31, 2025 are translated using the rate of NIS 3.19 to $1.00.

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

Any forward-looking statements are qualified in their entirety by reference to the risk factors discussed throughout this Annual Report on Form 10-K. Some of the risks, uncertainties and assumptions that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include but are not limited to:

●	our history of losses and needs for additional capital to fund our operations and our inability to obtain additional capital on acceptable terms, or at all;

●	our ability to continue as a going concern;

●	the new and unproven nature of the measurement technology markets;

●	our ability to achieve customer adoption of our products;

●	our ability to realize the benefits of our acquisitions of Orgad, Naiz, the Percentil production unit and ShoeSize.Me;

●	our dependence on assets we purchased from a related party;

●	our ability to enhance our brand and increase market awareness;

●	our ability to introduce new products and continually enhance our product offerings;

●	the success of our strategic relationships with third parties;

●	information technology system failures or breaches of our network security;

●	competition from competitors;

●	our reliance on key members of our management team;

●	current or future litigation;

●	current or future unfavorable economic and market conditions and adverse developments with respect to financial institutions and associated liquidity risk; and

●	the impact of the political and security situation in Israel on our business.

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

ITEM 1. BUSINESS

Overview

We are a fashion technology company operating an integrated portfolio of businesses designed to address the most pressing challenges facing fashion brands and retailers today—size and fit accuracy, excess inventory management, circular economy solutions, and international market distribution. Through our subsidiaries, we provide end-to-end support across the fashion value chain: Naiz Fit, our technology subsidiary, delivers AI-driven size and fit solutions for fashion e-commerce companies, and includes ShoeSize.Me, a European AI-powered footwear sizing solution we acquired in September 2025; Orgad, an online retailer and technology-enabled consumer products company operating principally as a third-party seller on Amazon; Percentil, a managed second-hand fashion recommerce platform operating across Southern and Central Europe; and Ten Peacks Ltd., a distribution subsidiary focused on marketing and distributing global apparel and footwear brands in Israel.

Our strategy is to build an integrated fashion platform—the infrastructure layer that enables fashion brands to address four critical pain points simultaneously: size and fit challenges that drive returns and suppress conversion rates; overstocked and unsold inventory that erodes margins; sustainability obligations that increasingly require brands to offer circular economy solutions; and international growth ambitions that require local distribution expertise and relationships.

We believe this integrated approach is differentiated in the market. Unlike point solutions that address a single problem, our platform is designed to allow brands to work with one group-level partner across technology, commerce, circularity, and distribution—each business unit reinforcing the others through shared data, commercial relationships, and infrastructure.

Recent Developments

Acquisition of Production Unit (Casi Nuevo Kids, S.L.)

On May 9, 2025, we acquired, through our wholly-owned Spanish subsidiary New Percentil, a production unit of Casi Nuevo Kids, S.L., or Casi Nuevo, with a trade name of Percentil, or the Production Unit, that was judicially awarded to us in April 2025 within the framework of insolvency proceedings of Casi Nuevo filed with Commercial Court No. 13 of Madrid, Spain. The acquisition was completed on the same day.

The total purchase price for the acquisition was €610,806.81 (approximately $679,000), which consists of (i) €40,000 (approximately $44,500) paid by our wholly-owned subsidiary, Naiz Fit, (ii) €358,196 (approximately $398,000) for the assumption of certain liabilities owed by Casi Nuevo to its customers, (iii) €48,000 (approximately $53,500) for the assumption of certain debt and social security payments related to former employees of Casi Nuevo who have transferred to New Percentil in connection with the acquisition, or the Percentil Employees, and (iv) €164,610 (approximately $183,000) for the assumption of accrued labor liabilities related to the Percentil Employees.

Formation of Ten Peacks

On July 21, 2025, we established Ten Peacks, which was incorporated in Israel and is a wholly-owned subsidiary of our Israeli subsidiary, My Size Israel, that focuses on marketing and distribution of global apparel and shoes brands in Israel. We sold items to distributors in Israel during the last quarter of 2025.

Acquisition of ShoeSize.Me

On September 8, 2025, we entered into a share sale and purchase agreement, or the ShoeSize Purchase Agreement, with certain sellers, or the Sellers, who are the holders of 100% of the share capital of ShoeSize.Me, pursuant to which the Sellers agreed to sell us all of the issued and outstanding shares of ShoeSize.Me. The transaction was closed on the same day, or the ShoeSize Closing Date.

In consideration for the purchase of the shares of ShoeSize.Me and in accordance with the ShoeSize Purchase Agreement, the Sellers received (i) a cash payment of $150,000 and (ii) 241,093 shares of our common stock having an aggregate value of $290,000, determined by dividing $290,000 by the average closing price of our common stock during the seven trading days immediately preceding the ShoeSize Closing Date. In addition, pursuant to the ShoeSize Purchase Agreement, we issued to a key employee of ShoeSize a warrant, or the ShoeSize Warrant, to purchase up to 28,000 shares of our common stock. The ShoeSize Warrant, which is subject to vesting upon satisfaction of certain service-based, financial performance and integration milestones, provides for a tiered exercise structure, with (i) 10,000 shares exercisable at $2.00 per share, (ii) 6,000 shares exercisable at $3.00 per share, (iii) 5,000 shares exercisable at $4.00 per share, (iv) 4,000 shares exercisable at $5.00 per share, and (v) 3,000 shares exercisable at $6.00 per share.

Our Solutions

We provide fashion brands and retailers with a comprehensive suite of technology solutions, commerce capabilities, and circular economy services organized around four interconnected business units. Each unit addresses a distinct challenge in the fashion industry value chain, and together they form a platform designed to support brands across sizing accuracy, inventory efficiency, circular sustainability, and international distribution.

Naiz Fit — Size & Fit Technology

Naiz Fit is our AI-driven size and fit technology platform, or the Naiz Fit Platform, serving as the technology backbone of the MySize group. The platform operates on a B2B SaaS model and is deployed by more than 100 fashion and footwear brands globally, including Levi’s, Desigual, Canali, Moschino, and Pepe Jeans, among others.

The Naiz Fit Platform is organized around four connected modules: an Ecommerce Hub (size recommendation, virtual try-on, and AI stylist tools); a Product Hub (fitting analysis and sizing consistency audits for design and merchandising teams); a Retail Hub (phygital sizing tools for physical stores, recognized with a Paris Retail Award); and a Strategy Hub (merchandising analytics, market benchmarking, and internationalization support). The platform integrates into client environments within four to six weeks and is compatible with all major e-commerce content management systems.

The acquisition of ShoeSize.Me in September 2025 extended Naiz Fit’s coverage into footwear, a category with distinct sizing complexity. ShoeSize.Me operates a proprietary AI-powered footwear sizing engine with a database of over 92 million shopper experiences across more than 1.2 million shoe models and 6,400+ brands. Together, Naiz Fit and ShoeSize.Me offer an integrated size and fit solution covering both apparel and footwear. Clients deploying our size recommendation tools have experienced average reductions in size-related returns of 15% to 40% and conversion rate improvements of two to eight times among shoppers who engage with the size recommendation widget.

Orgad — Inventory Commerce & Overstock Management

Orgad is a technology-enabled e-commerce retailer that uses machine learning and data analytics to identify, source, and sell fashion and footwear products on Amazon.com, where it has operated as a third-party seller since 2016. Orgad manages more than 5,000 SKUs across footwear, apparel, and accessories, and substantially all of its revenue is generated through the Amazon marketplace.

For fashion brands, Orgad addresses one of the industry’s most persistent and costly challenges: excess inventory. The fashion industry produces an estimated 2.5 to 5 billion items of excess stock annually, representing between $70 billion and $140 billion in unrealized revenue, according to research cited in the BoF-McKinsey State of Fashion 2025 report. Approximately 20% to 30% of all apparel inventory goes unsold each season. Orgad provides brands with a direct, scalable channel to liquidate end-of-season surplus and overstock on the world’s largest e-commerce marketplace, without the brand dilution risks of traditional discount channels.

Orgad’s competitive advantage lies in its proprietary software systems, which process large volumes of sales and market data to optimize inventory sourcing and pricing in real time, and in its experienced operations team with expertise across listing, advertising, reconciliation, and fulfillment. Within the MySize group, Orgad also creates a natural commercial entry point: brands seeking to clear excess inventory through Orgad become natural candidates for Naiz Fit’s size and fit technology to reduce the returns and sizing errors that contribute to overstock creation in the first place.

Percentil — Circular Economy & Recommerce

Percentil, acquired through our wholly-owned Spanish subsidiary New Percentil in May 2025, is a managed recommerce platform founded in Spain in 2012 that gives pre-owned fashion a second life. Percentil operates across Spain, France, Germany, and Italy, with all operations managed from its office and warehouse in Madrid. Since founding, Percentil has received and classified over 12 million garments, sold more than 5 million items online, shipped over 600,000 orders, and built a registered user base of approximately 1 million consumers.

Percentil addresses the sustainability and regulatory dimension of the fashion industry’s overstock and end-of-life challenge. Under the EU Ecodesign for Sustainable Products Regulation, fashion brands operating in the EU are required to report on the management of unsold textiles from 2025 and will be prohibited from destroying unsold products from 2026. These obligations are creating structural demand for the kind of managed recommerce infrastructure that Percentil provides.

Percentil’s B2B Circular Solutions offering operates at three levels: consignment (picking up and reselling brand surplus or consumer returns through the Percentil platform, with a profit-sharing arrangement); logistics (providing Percentil’s software and operational infrastructure to power a brand’s own branded pre-owned store); and take-back store concierge (enabling brands to offer in-store or online clothing take-back services for their own customers). Percentil’s platform is connected to MySize’s technology capabilities, including the Naiz Fit size recommendation engine, which is a meaningful differentiator in second-hand commerce where garment size information is often incomplete.

Ten Peacks — International Brand Distribution

Ten Peacks was incorporated in Israel in July 2025 as a wholly-owned subsidiary of My Size Israel. Ten Peacks focuses on the marketing and distribution of global apparel and footwear brands in the Israeli market, providing brands with local-market expertise, distributor relationships, and commercial infrastructure for market entry and growth. Ten Peacks commenced commercial activity in the fourth quarter of 2025 and represents an emerging channel for the MySize group to expand its brand partner relationships into new geographies.

The Integrated MySize Platform

We believe the strategic value of our portfolio is greater than the sum of its parts. Each business unit addresses a specific challenge — sizing returns, excess inventory, end-of-life obligations, and international distribution — but they share a common commercial logic: fashion brands are increasingly seeking partners who can address multiple challenges with a single relationship. By offering size and fit technology (Naiz Fit), overstock commerce (Orgad), circular solutions (Percentil), and distribution support (Ten Peacks), we believe MySize is positioned as a uniquely comprehensive operating partner for the global fashion industry.

Additionally, all four business units generate proprietary data — on consumer body measurements, product fit, purchasing behavior, inventory sell-through, and garment resale patterns — that creates a compounding data asset across the group. We believe this data flywheel will become an increasingly important source of competitive differentiation as we deepen our platform capabilities over time.

Our Growth Strategy

We aim to drive revenue through the combined commercialization of our technology, commerce, sustainability, and distribution businesses, with a particular focus on the United States, European, and Latin American markets. We are pursuing the following growth strategies:

●	Sign Additional Commercial Agreements with U.S. Retailers. While we currently serve the U.S. market through our international brand clients, we are in active discussions with U.S.-based tier-one retailers regarding deployment of the Naiz Fit size and fit technology suite. We believe the U.S. market represents a significant near-term growth opportunity given the volume of fashion e-commerce and the documented impact of sizing-related returns on retailer profitability.

●	Build a Cross-Selling Flywheel Across Business Units. Each of our business units serves fashion brands at a different stage or dimension of their operational challenges, and we are actively developing the commercial infrastructure to cross-sell across units. Brands that engage Orgad to liquidate excess inventory are natural candidates for Naiz Fit’s technology to reduce the sizing errors and returns that drive overstock accumulation. Brands using Naiz Fit to optimize sizing are natural candidates for Percentil’s circular solutions to manage their end-of-life inventory obligations under EU regulation. Brands entering new markets through Ten Peacks in Israel can be connected to the broader suite of group capabilities. We believe this flywheel — where each business unit generates qualified commercial leads for the others — is a meaningful structural advantage that becomes more powerful as our brand relationships deepen.

●	Scale Our B2B Recommerce Business Through Regulatory Tailwinds. We intend to grow Percentil’s B2B Circular Solutions offering by entering into agreements with fashion brands and retailers seeking to fulfill EU extended producer responsibility and textile circularity obligations, which are becoming increasingly mandatory across Percentil’s operating markets of Spain, France, Germany, and Italy. The EU Ecodesign for Sustainable Products Regulation, approved in July 2024, requires fashion brands to report on unsold textile management from 2025 and bans the destruction of certain unsold products from July 2026, can potentially create structural demand for managed recommerce infrastructure.

●	Pursue a Two-Pronged Technology Commercialization Strategy. We seek to accelerate adoption of Naiz Fit solutions both through direct agreements with fashion brands and e-commerce retailers and through our Partners Program, which enables technology and logistics partners to embed Naiz Fit capabilities within their own offerings. Current integration partners include Global-e, Scalapay, BigBlue, Connectif, IF Returns, Returnly, Retail Rocket, and others. The Naiz Fit Platform is compatible with all major e-commerce content management systems and POS solutions.

●	Ongoing Investment in Platform Technology and AI. We continue to invest in extending the Naiz Fit Platform beyond size recommendations toward a broader AI-driven fashion technology offering. New capabilities under development include Naiz Try-On (virtual try-on with body-matched garment visualization), Naiz Assistant (a conversational AI stylist for personalized outfit recommendations), and Naiz LLM (a data interface enabling brands to query their combined sizing, purchasing, returns, and consumer behavior data through a natural language interface). We believe the expansion of the platform’s scope increases average contract value per client and deepens our competitive differentiation.

●	Build a Compounding Proprietary Data Asset. Each of our business units generates a distinct and valuable data layer. Naiz Fit accumulates consumer body measurement data and garment-level fit performance data across its brand clients. ShoeSize.Me maintains a database of over 92 million footwear shopper experiences across more than 1.2 million shoe models. Orgad generates transaction-level data on product demand, pricing, and sell-through velocity across the Amazon marketplace. Percentil accumulates data on the resale demand, pricing, and lifecycle of pre-owned garments across tens of thousands of brands and hundreds of thousands of SKUs. We believe the combination of these proprietary data layers — spanning the full fashion value chain from new product sizing through sale, return, and resale — represents a unique long-term competitive asset. As we deepen our platform and data integration capabilities, we expect this data flywheel to generate compounding value for our brand partners and for our own commercial decision-making.

●	Identify and Acquire Synergistic Businesses. We plan to continue to evaluate acquisition opportunities that extend our platform capabilities, expand our geographic reach, or add complementary technology or commerce assets. Our acquisitions of Orgad, Naiz Fit, Percentil, and ShoeSize.Me, as well as the formation of Ten Peacks, are illustrative of this approach.

Market Summary

Global E-Commerce Market

Global retail e-commerce sales are estimated to have reached approximately $6.4 trillion in 2025, representing a year-over-year increase of approximately 6.8% and accounting for more than 20% of total global retail sales, according to Shopify and eMarketer data. By 2028, global e-commerce sales are projected to reach approximately $7.89 trillion. China, the United States, and Western Europe are the three largest e-commerce markets, with combined sales exceeding $5.17 trillion in 2025. The U.S. e-commerce market is projected to grow at a compound annual growth rate of approximately 16.4% from 2024 to 2030.

Despite this growth, high return rates remain a structural profitability challenge for online retailers. According to the National Retail Federation, approximately 15.8% of online sales in the United States are returned. The average online return rate for apparel specifically is approximately 22%, more than three times the 6.2% rate for brick-and-mortar stores, according to the ICSC 2024 Consumer Returns Survey. Size and fit issues are consistently cited as the primary driver of apparel returns, underscoring the commercial importance of accurate size recommendation technology.

Fashion and Apparel E-Commerce

The global fashion e-commerce market grew from approximately $821 billion in 2023 to approximately $951 billion in 2024, and is expected to reach approximately $1.06 trillion in 2025, reflecting a compound annual growth rate of approximately 11.2%. The market is projected to reach approximately $1.65 trillion by 2029.

Fashion brands invested approximately 1.6% to 1.8% of revenues in technology in 2021, with technology investment expected to approximately double by 2030. Key investment priorities include personalization, AI-driven consumer engagement, size and fit accuracy, and sustainable commerce solutions. We believe our portfolio of businesses is positioned to benefit from each of these investment trends. Approximately 50% of shopping cart abandonments are attributable to high shipping or return costs, underlining the commercial importance of preventing returns before they occur through accurate size recommendations.

Fashion Overstock and Inventory Challenge

Excess inventory is one of the most consequential and persistent financial and sustainability challenges facing fashion brands. The fashion industry produced an estimated 2.5 to 5 billion items of excess stock in 2023, representing between $70 billion and $140 billion in potential sales that were never realized, according to the BoF-McKinsey State of Fashion 2025 report. Industry research shows that approximately 20% to 30% of apparel inventory goes unsold each season. The average share of fashion brands’ assortments sold at a discount increased by five percentage points in the first half of 2024 compared to the prior year. McKinsey estimates that 30% to 40% of all apparel is sold at a discount, with many units never sold at all.

Inaccurate size distribution is a material driver of overstock. Poor sizing across a product range is estimated to result in profit losses of up to 20% on average, as certain sizes are systematically over- or under-produced relative to consumer demand. LVMH and Kering, two of the world’s largest luxury fashion groups, reported a combined €4.7 billion in excess inventory in 2023, highlighting that overstock is not a challenge limited to fast fashion but affects brands across all price points.

The cost of holding unsold inventory is significant and often underestimated. Industry benchmarks indicate that total carrying costs — including warehousing, insurance, handling, and opportunity cost — typically run between 20% and 30% of inventory value per year. Warehousing costs increased 10% in 2023 due to constrained logistics capacity, compounding the financial burden of overstock positions.

Regulatory pressure is intensifying the urgency for brands to address overstock. The EU Ecodesign for Sustainable Products Regulation, approved in July 2024, requires fashion companies to report on the management of unsold textiles beginning in 2025 and will make it illegal to destroy certain unsold products by July 2026. In September 2024, California enacted the Responsible Textile Recovery Act (SB 707), the first Extended Producer Responsibility (EPR) program for textiles in the United States. The law requires apparel and textile producers to finance and participate in a statewide system for the collection, repair, reuse, and recycling of covered products through an approved Producer Responsibility Organization, with full program implementation expected by 2030. These regulatory developments create structural demand for the types of managed overstock and recommerce solutions offered by Orgad and Percentil within the MySize group.

Second-Hand Fashion Market

The global second-hand apparel market is projected to reach $367 billion by 2029, growing at a compound annual growth rate of approximately 10%, according to ThredUp’s 2025 Resale Report, based on research conducted by GlobalData. The sector is estimated to be expanding at approximately 2.7 times the rate of the broader global apparel industry. In 2024, the global second-hand apparel market grew by approximately 15%, and online resale specifically grew by 23%, its strongest annual growth rate since 2021.

In the United States, the secondhand apparel market is expected to reach $74 billion by 2029, growing at a compound annual growth rate of approximately 9% — five times faster than the broader apparel sector in 2024. Online resale is projected to nearly double by 2029, reaching $40 billion at a CAGR of 13%. 66% of U.S. adults report regularly shopping second-hand, with Gen Z leading adoption.

The European second-hand fashion market, which is the primary geographic focus of our Percentil subsidiary, is supported by both strong consumer demand and an accelerating regulatory framework. In Spain specifically, second-hand fashion is projected to grow at a compound annual growth rate of approximately 8.1% through 2034. Research indicates that European consumers cite cost savings and environmental considerations as the two primary motivations for purchasing second-hand clothing, with younger demographics driving outsized engagement.

According to ThredUp’s 2025 Resale Report, 94% of retail executives acknowledge that their customers are already participating in the second-hand market, and 47% of consumers are more likely to make a first-time purchase from a brand that offers a trade-in or take-back program. These figures underscore the dual commercial and loyalty benefits of recommerce programs for fashion brands, and the market opportunity available to Percentil’s B2B Circular Solutions offering.

Amazon Third-Party Marketplace

According to data from Marketplace Pulse, Amazon generated approximately $440 billion in U.S. e-commerce sales in 2025, representing approximately 35.7% of the $1.2 trillion U.S. e-commerce market. Amazon’s dominance in the U.S. e-commerce market makes it the primary selling channel for Orgad’s wholesale third-party seller business. Third-party sellers account for a majority of Amazon’s overall marketplace volume, representing a large and competitive seller ecosystem within which Orgad’s operational and technological capabilities are deployed.

Naiz Fit

Overview

Naiz Fit is an AI-driven fashion technology platform headquartered in Bilbao, Spain. Founded in 2019 and acquired by us in October 2022, Naiz Fit has evolved from a size recommendation widget into a comprehensive, multi-hub SaaS platform that addresses size and fit challenges across the entire fashion value chain—from e-commerce conversion to product design, physical retail, and strategic planning. The platform is currently deployed by more than 100 international fashion and footwear brands, including Levi’s, Desigual, Canali, Moschino, Pepe Jeans, Kiabi, Alberta Ferretti, Hackett, Fabiana Filippi, and Boglioli, among others.

We believe Naiz Fit’s core differentiator is its integrated platform approach. Unlike point solutions that solve a single sizing problem at the checkout page, the Naiz Fit Platform connects four distinct business functions—ecommerce, product design, physical retail, and commercial strategy—into a unified data and technology layer. This means a fashion brand working with Naiz Fit is not only reducing sizing-related returns in its online store; it is simultaneously generating the data needed to improve next season’s collection fit, personalize the in-store experience for its customers, and benchmark its sizing practices against the market. The platform’s value proposition compounds as more of a brand’s teams adopt it.

The Naiz Fit Platform is organized into four interconnected hubs, each addressing a distinct stage in the fashion value chain: the Ecommerce Hub, the Product Hub, the Retail Hub, and the Strategy Hub. Within each hub, brands can activate individual solutions or modules depending on their needs. As of the date of this Annual Report on Form 10-K, the platform has delivered over 45 million size recommendations, conducted over 220,000 physical garment fitting analyses across more than 60 brands, and supported clients in countries across Europe, North America, Latin America, and Asia. The acquisition of ShoeSize.Me AG in September 2025 extended the platform’s coverage into AI-powered footwear sizing, completing a full apparel-and-footwear size and fit offering under the Naiz Fit umbrella.

Business Model

Naiz Fit operates on a recurring B2B SaaS subscription model. Clients pay a subscription fee to access one or more modules within the Naiz Fit Platform, with pricing structured around the combination of hubs and solutions activated and the volume of usage generated across those solutions. A brand may begin with a single solution—such as the Size Advisor within the Ecommerce Hub—and progressively activate additional hubs and modules as its adoption of the platform deepens. This modular approach lowers the barrier to initial adoption while creating a clear path to contract expansion over time.

The Ecommerce Hub solutions—Size Advisor, Virtual Try-On, and AI Stylist—are typically priced based on the volume of size recommendations or sessions delivered to the brand’s shoppers, as these solutions scale directly with traffic and usage. The Product Hub solutions—Fitting Audit, Sizing Consistency Audit, and Product Measurement Audit—are typically delivered on a per-project or per-collection basis, as they involve Naiz Fit’s in-house pattern-making experts and physical garment testing teams performing work that is scoped per engagement. The Retail Hub’s Naiz Shopper solution involves hardware and software licensing for in-store deployments. Strategy Hub solutions—Naiz Merchandising, Naiz Internationalisation, and Naiz Benchmarking—are typically delivered as data subscriptions or advisory retainers.

Naiz Fit integrates into client e-commerce environments within four to six weeks and is compatible with all major content management systems, including Shopify, Salesforce Commerce Cloud, VTEX, Magento, PrestaShop, WooCommerce, BigCommerce, and others. The platform also integrates with all major returns management systems. This broad compatibility and rapid integration timeline are core commercial advantages in a market where long implementation cycles are a common barrier to technology adoption.

Platform and Products

Ecommerce Hub

The Ecommerce Hub is the customer-facing layer of the platform, focused on improving the online shopping experience through accurate size and fit recommendations and immersive visualization tools. It includes three solutions:

●	Size Advisor (Naiz Form). The core size recommendation widget, embedded directly in a retailer’s product detail page. The widget uses an anthropometric engine that translates basic consumer inputs—gender, age, height, weight, and body shape—into 21 body measurements, which are then matched against a brand-specific, SKU-level sizing model to deliver an individual size recommendation. The platform has delivered over 45 million size recommendations to date, with clients observing average return rate reductions of 15% to 40% and conversion rate improvements of two to eight times among widget users. Naiz Form supports 20+ languages and integrates with all major returns platforms.

●	Virtual Try-On (Naiz Try-On). A tool that enables shoppers to upload their own image and visualize how a garment looks on their specific body before purchasing. Naiz Try-On combines body data, garment morphology analysis, and 3D visualization to increase purchase confidence, reduce visual uncertainty, and is designed to be size-and-fit sensitive—showing the consumer how the same garment looks across different sizes on their own body. The tool drives engagement uplift, conversion uplift, and returns reduction.

●	AI Stylist (Naiz Assistant). A conversational AI interface that enables shoppers to receive personalized outfit suggestions based on their body data, size profile, and style preferences, powered by the brand’s own product catalog. The AI Stylist combines size recommendations and virtual try-on capabilities into a single interaction, creating a digitally personalized in-store stylist experience. Currently in advanced development.

Product Hub

The Product Hub addresses the fitting and sizing accuracy of a brand’s collection before products reach consumers. It transforms the data generated from consumer interactions with the Ecommerce Hub—as well as physical garment testing—into actionable product decisions for design and merchandising teams. It includes three solutions:

●	Fitting Audit. A structured physical product testing service in which Naiz Fit’s community of over 5,000 registered testers tries on garments across a range of body types and sizes. The brand receives a report containing tester body data, reported sizes, fitting images, and qualitative feedback on comfort, fabric quality, and fit across body types. This allows brands to identify fit issues before a collection goes to market.

●	Sizing Consistency Audit (Naiz Benchmark Insights). An analysis of how a brand’s sizing compares to market norms, category norms, and internal consistency across SKUs. The audit identifies “outlier” SKUs—products that are sized materially differently from how shoppers expect—and provides the brand with actionable data to correct sizing before production or to adjust its size recommendation model accordingly.

●	Product Measurement Audit. A technical measurement analysis in which Naiz Fit’s pattern-making experts analyze a brand’s product specification sheets and 2D technical measurements to validate sizing models and surface inconsistencies across collections or production batches. This service can be combined with physical try-on sessions for a comprehensive pre-production fit validation.

Retail Hub

The Retail Hub extends the Naiz Fit platform into physical stores, enabling brands to offer data-driven sizing experiences in brick-and-mortar environments. It includes one solution:

●	Naiz Shopper (Phygital Sizing). A touchscreen-based in-store sizing solution available in multiple form factors, including smart mirrors, kiosk screens, and mobile companion apps. Naiz Shopper enables customers to receive personalized size recommendations in-store via RFID or barcode scanning, filter available in-store stock by their size, receive “goes-with” and “similar items” recommendations, and request items to be brought to them from the storeroom. The solution generates real-time size and consumer behavior data from retail environments, feeding back into the platform’s overall consumer intelligence layer. The Naiz Retail solution has received recognition at the Paris Retail Awards.

Strategy Hub

The Strategy Hub provides brands with market intelligence and strategic decision support derived from the data generated across the entire Naiz Fit platform ecosystem. It includes three solutions:

●	Naiz Merchandising. A data service that helps merchandising and buying teams understand how size demand is distributed across their catalog, identifying which sizes are consistently under- or over-produced relative to actual consumer demand. This enables brands to optimize their buying and production plans to reduce size-driven overstock and stockouts.

●	Naiz Internationalisation. A market intelligence tool that helps brands understand how size norms and consumer body distributions differ across geographies, supporting their international expansion strategy with sizing data tailored to each target market.

●	Naiz Benchmarking. A competitive intelligence tool that allows brands to see how their sizing and fit practices compare to the broader market and to specific competitor segments, providing context for product and pricing decisions.

Market Description

The global market for artificial intelligence in fashion was valued at approximately $1.77 billion in 2025 and is projected to grow to approximately $6.99 billion by 2029, at a compound annual growth rate of approximately 40% to 41%, according to research published by The Business Research Company. More broadly, the global fashion technology market is projected to grow from approximately $254 billion in 2025 to approximately $345 billion by 2030, at a CAGR of approximately 6.3%, according to Grand View Research.

Within the AI in fashion market, size and fit technology—the category in which Naiz Fit competes—is one of the highest-impact and most commercially validated subcategories. Size-related returns consistently represent the largest single category of fashion returns, and the financial cost of sizing failure cascades across the value chain: higher return rates compress margins, unsold inventory accumulates from size distribution errors, and brands that cannot solve fit online face structural disadvantages in e-commerce conversion relative to physical retail.

We believe Naiz Fit’s platform architecture positions it to capture a disproportionately large share of the AI in fashion market over time for two reasons. First, while most AI fashion tools address one problem in isolation—size recommendation, virtual try-on, collection planning, or merchandising—Naiz Fit’s platform addresses all of these from a unified data layer, increasing both the addressable revenue per client and the depth of competitive lock-in. Second, the data flywheel created by the platform’s multi-hub architecture creates compounding value: as more brands deploy more hubs, the anthropometric, garment fit, and consumer behavior datasets underlying the platform grow richer, improving recommendation accuracy and enabling new analytical products that further differentiate the platform from standalone competitors.

We also see significant white space in the geographic expansion of size and fit technology adoption. While Naiz Fit currently serves clients predominantly in Europe and Latin America, with early commercial relationships in North America and the Asia-Pacific region, the U.S. market—the world’s largest fashion e-commerce market—remains a primary target for commercial acceleration. The U.S. fashion industry is projected to reach approximately $358 billion by 2025, and online fashion return rates in the U.S. average approximately 22%, creating a large and commercially motivated buyer base for accurate size and fit technology.

Over 60% of fashion companies in the EU had adopted AI-based visual recognition tools for design and trend forecasting as of 2024, up from 38% in 2021, according to the European Commission’s Joint Research Centre—reflecting the pace of AI adoption in the fashion sector and the expanding appetite for AI-driven product solutions across the value chain. We believe Naiz Fit’s multi-hub platform, its expanding footwear capability through ShoeSize.Me, and its growing proprietary data assets position it to be a leading AI-driven fashion technology platform as the market matures.

Orgad

Overview

Orgad is a technology-enabled consumer products company that uses machine learning and data analytics to develop, market, and sell products in e-commerce retailing across global markets. Orgad has been operating as a third-party seller on Amazon.com since 2016 and was acquired by us in February 2022. To date, Orgad has generated substantially all of its revenue as a third-party seller on Amazon.com. Orgad manages more than 5,000 stock-keeping units, or SKUs, across product categories including footwear, apparel, and accessories.

Business Model

Orgad operates under a wholesale resale model, also known as third-party selling, in which it purchases products in bulk directly from brands or manufacturers at wholesale prices and resells them on Amazon.com at a retail margin. Sales are fulfilled by Amazon through its Fulfilled by Amazon, or FBA, logistics infrastructure. Orgad pays Amazon fees for the right to sell on its platform and for fulfillment and logistics services.

The advantages of the wholesale model include the ability to purchase lower unit quantities relative to private-label products, greater scalability relative to retail arbitrage sourcing, and the ability to offer brands broader Amazon marketplace presence. The primary challenges include competition for the Amazon “Buy Box”—the featured offer position on a product detail page—and the ongoing cultivation of supplier and brand relationships.

Orgad’s primary competitive advantages on the Amazon marketplace are its proprietary software systems, which enable it to process large volumes of product and sales data daily to identify gaps, optimize inventory levels, and manage pricing; its experienced operations team with expertise in Amazon listing, advertising, reconciliation, and fulfillment; and its focus on three core product categories, which it believes enables deeper supplier relationships and a more competitive cost structure relative to generalist third-party sellers.

Market Description/Opportunities

According to data from Marketplace Pulse and eMarketer, Amazon generated approximately $440 billion in U.S. sales in 2025, representing approximately 35.7% of the $1.2 trillion U.S. e-commerce market, making it the dominant e-commerce platform in the United States. The U.S. e-commerce market is projected to grow at a compound annual growth rate of approximately 16.4% from 2024 to 2030. Third-party sellers, including Orgad, account for a majority of Amazon’s marketplace volume, representing an active and competitive seller ecosystem. We believe Orgad’s operational capabilities and proprietary data infrastructure position it to compete effectively in this market.

Percentil

Overview

Percentil is a managed second-hand fashion recommerce platform founded in Spain in 2012 and acquired by us through our wholly-owned Spanish subsidiary New Percentil, S.L. in May 2025. Percentil’s mission is to encourage responsible fashion consumption by giving quality pre-owned clothing a second life, reducing the environmental impact of clothing production, and democratizing access to quality fashion. Percentil currently operates across four European markets—Spain, France, Germany, and Italy—through dedicated local-language e-commerce platforms (percentil.com, percentil.fr, percentil.de, and percentil.it), with its office and operations warehouse headquartered in Madrid, Spain.

Percentil operates what it refers to as a “managed recommerce” model, which distinguishes it from peer-to-peer resale platforms. Rather than simply connecting sellers and buyers, Percentil takes physical custody of garments, applies a rigorous quality control and filtering process, photographs and prices each item individually, manages all logistics and fulfillment, and handles post-sale customer service. The quality of second-hand clothing processed by Percentil is, by its own assessment, at least three times higher than the industry average, reflecting its selective acceptance criteria.

Since its founding, Percentil has received and classified over 12 million garments, sold more than 5 million garments online, shipped over 600,000 orders, and resolved over 800,000 customer service tickets. Percentil’s catalog currently features over 120,000 unique references from more than 8,000 brands, spanning mass-market through high fashion. Percentil has approximately 1 million registered users, approximately half of whom are based in Spain.

Business Model

Percentil’s business model is built around its managed consignment service. The process operates as follows: individual sellers or institutional partners request a clothing pickup through the Percentil website; Percentil collects the items, filters them against its quality criteria, photographs each accepted item, prices it using a proprietary dynamic pricing algorithm, and lists it for sale on the relevant local-language platform; when an item is sold, it is fulfilled by Percentil from its Madrid warehouse, with delivery within 24 to 48 hours; and sellers receive a percentage of the realized selling price as their payout. Items that do not meet Percentil’s quality standards are either donated to partner organizations or routed to textile recycling.

In addition to its consumer-facing consignment service, Percentil operates a B2B Circular Solutions offering targeting fashion brands and retailers. This offering is structured across three tiers of engagement: (i) Consignment, in which Percentil collects unsold season-end inventory or customer returns from a brand’s warehouse, processes and sells the items on its platform, and shares the revenue with the brand; (ii) Logistics, in which Percentil provides its software and operational infrastructure to power the brand’s own branded pre-owned store; and (iii) Take-Back (Store Concierge), in which Percentil operates an in-store or online take-back service that allows the brand’s customers to consign pre-owned items directly through the brand’s physical or digital touchpoints. This B2B offering positions Percentil as a circular economy infrastructure provider for fashion brands, and we expect demand for this service to increase as EU extended producer responsibility and textile recycling regulations take effect across Percentil’s operating markets.

Percentil’s technology platform includes real-time API infrastructure updating inventory data every five seconds, an automated pricing and discount algorithm, an advanced CRM system with over 200 automated workflows, and image-based product search. The platform is connected to MySize Inc.’s technology capabilities, including the Naiz Fit size recommendation engine, which we believe is a meaningful differentiator for second-hand commerce where size information is often incomplete.

Market Description

The market for second-hand fashion is experiencing structural growth across Percentil’s European operating markets, driven by growing consumer demand for sustainable purchasing options, rising prices for new clothing, and increasing regulatory pressure on fashion brands to take responsibility for the end-of-life management of their products. In Spain specifically, a compound annual growth rate of approximately 8.1% is projected for the second-hand fashion market through 2034. No single fashion brand or large textile group has established a leadership position in the physical or online second-hand channel in Spain, which we believe represents a significant market opportunity for Percentil as it continues to expand its brand and institutional partner relationships.

Percentil’s operational expertise is built on over 13 years of continuous operation and encompasses more than 300,000 hours of experience in garment classification, quality control, photography, pricing, logistics, and customer service, and the analysis of over 70,000 brands.

Ten Peacks

Overview

Ten Peacks was incorporated in Israel on July 21, 2025, as a wholly-owned subsidiary of My Size Israel. Ten Peacks focuses on the marketing and distribution of global apparel and footwear brands in the Israeli market. The company commenced commercial operations in the fourth quarter of 2025, selling items to distributors in Israel, and represents our initial strategic entry into fashion brand distribution as a distinct business activity.

Ten Peacks is designed to serve as the MySize group’s distribution arm in Israel, leveraging the group’s existing relationships with global apparel and footwear brands—relationships built through the commercial activities of Naiz Fit and ShoeSize.Me—to create a new revenue channel through local-market distribution, wholesale, and brand representation. By establishing a dedicated distribution entity in Israel, we aim to formalize and monetize the group’s brand network in a market that has historically welcomed international fashion brands and where local distribution expertise is a meaningful barrier to entry for brands seeking market access.

Business Model

Ten Peacks operates as a fashion brand distributor in Israel, acting as the local market partner for international apparel and footwear brands that seek distribution, wholesale representation, and retail placement in the Israeli market. The distribution model involves Ten Peacks purchasing or consigning inventory from brand partners, managing the logistics and commercial relationships with Israeli distributors and retailers, and earning revenue from the margin between acquisition cost and realized wholesale or retail price.

The Israeli fashion distribution model typically involves a local distributor serving as the brand’s exclusive or primary market representative, responsible for managing trade customer relationships across the country’s retail chains, boutiques, and multi-brand stores, as well as for adapting the brand’s commercial presentation to local market preferences while preserving brand identity. Ten Peacks is structured to perform this function across both apparel and footwear categories, reflecting the combined capabilities of the MySize group across these product types.

Ten Peacks’ commercial model is differentiated by its access to the MySize group’s technology infrastructure. Brands distributed by Ten Peacks in Israel can be offered the full suite of Naiz Fit and ShoeSize.Me size and fit technology, enabling Ten Peacks to bring technology-enhanced distribution to the Israeli market. We believe this integrated offering—combining local distribution expertise with proven e-commerce size and fit technology—is a meaningful differentiator relative to traditional Israeli fashion distributors and creates additional commercial value for brand partners beyond standard wholesale representation.

Market Description and Opportunities

The Israeli apparel retail market generated revenues of approximately $4.4 billion in 2024, according to MarketLine, with the womenswear segment representing the largest share at approximately $2.1 billion. The Israeli fashion e-commerce market generated approximately $1.64 billion in online revenue in 2024, with an online market share of 20% to 25% of total fashion retail. The Israeli fashion market overall is projected to grow by approximately 8.9% between 2024 and 2029, reaching a market volume of approximately $2.1 billion in fashion e-commerce by 2029, according to Statista.

The Israeli market has historically demonstrated strong receptivity to international fashion brands. A significant proportion of the country’s fashion retail activity is driven by internationally recognized labels, with established players including Zara, H&M, Nike, and Uniqlo maintaining strong presences in the market. Approximately one third of all franchises operating in Israel are in the apparel and fashion sector, according to data from the U.S. Department of Commerce’s International Trade Administration, and the franchise and distribution model is the dominant channel through which international brands access Israeli consumers.

We believe Ten Peacks is positioned to compete in this market by leveraging three distinct advantages: first, the pre-existing brand relationships built through the Naiz Fit and ShoeSize.Me client base, which includes over 100 international fashion and footwear brands that are existing commercial partners of the MySize group; second, the ability to offer brand partners an integrated distribution and technology proposition that includes size and fit solutions alongside local market representation; and third, the operational infrastructure and market knowledge of My Size Israel, which has been operating in the Israeli market since the Company’s early development stage and provides Ten Peacks with an established local foundation.

Research and Development

Research and development is a core strategic activity across the MySize group. Our subsidiaries’ proprietary technologies serve a dual purpose: generating direct commercial revenue from brand clients and retailers while simultaneously building shared infrastructure that makes the broader group more operationally efficient, more data-rich, and more competitively differentiated. We incurred research and development expenses of approximately $0.6 million in 2025 and approximately $0.49 million in 2024.

Naiz Fit and ShoeSize.Me — Fashion AI and Size & Fit Technology

The largest share of the group’s R&D investment is concentrated in Naiz Fit, whose engineering and data science team is responsible for three interconnected proprietary technology layers. The first is a proprietary anthropometric engine that translates basic consumer inputs into 21 body measurements, trained and continuously refined against a growing dataset of real consumer body data and validated through over 220,000 physical garment try-on sessions. The second is a garment modelling technology that creates a per-SKU digital fit model for each product by combining technical measurements with physical try-on data and brand-specific fit rules—enabling size recommendations at the individual product level rather than relying on generic size charts. The third is a machine learning layer that ingests consumer behavior data from every interaction on the platform—recommendations made, sizes chosen, purchases, and returns—to improve algorithm accuracy at scale and power the platform’s analytics products.

ShoeSize.Me contributes a complementary and architecturally distinct technology: an AI-powered footwear sizing engine built on a database of over 92 million shopper experiences across more than 1.2 million shoe models and 19 international size scales. Its peer-comparison approach—inferring a consumer’s correct size in a new shoe based on shoes they already own—addresses the specific complexity of footwear sizing that apparel-focused algorithms cannot solve. Together, Naiz Fit and ShoeSize.Me give the group unified AI-driven size and fit coverage across both apparel and footwear.

These technologies generate direct SaaS revenue from brand clients, but their value extends across the group. Naiz Fit’s anthropometric and garment modelling infrastructure is being integrated into Percentil’s recommerce platform, where size recommendation for pre-owned garments—which typically lack structured product data—is a significant consumer friction point. The ShoeSize.Me footwear database is also relevant to Orgad’s and Ten Peacks’ footwear product operations. We believe the cross-subsidiary application of these technologies is an important and underdeveloped source of group-level competitive value.

Orgad — E-Commerce Intelligence and Pricing Technology

Orgad’s R&D focuses on the proprietary software systems that drive its operational performance as a large-scale Amazon third-party seller. Its inventory intelligence system processes daily product and market data across more than 5,000 SKUs to identify demand gaps and optimize stock levels—ensuring year-round availability, including through peak trading periods when competitors experience stockouts. Its dynamic pricing system monitors competitive conditions on the Amazon marketplace in real time and adjusts pricing algorithmically to optimize the balance between margin and Buy Box competitiveness at a scale that would be unmanageable through manual price-setting. Orgad also operates internal advertising efficiency tools that dynamically allocate Amazon advertising spend based on conversion performance, margin contribution, and inventory levels. Together, these systems are a core operational asset and a meaningful competitive barrier relative to less technologically sophisticated third-party sellers.

Percentil — Second-Hand Garment Processing Technology

Percentil’s R&D is focused on the proprietary processes and systems required to operate a high-quality managed recommerce platform at scale, where every item received is a unique SKU requiring individual assessment, pricing, and management. Its garment intake and classification process—refined over 13 years and more than 12 million garments received—encodes accumulated knowledge of over 70,000 brands to enable rapid and consistent quality decisions at high volume. Its automated dynamic pricing algorithm values each accepted item by reference to brand, condition, category, seasonality, and real-time demand signals from the platform, and manages automatic discount scheduling for items that do not sell within a defined window. Its real-time inventory API updates item availability and pricing across four country-specific platforms every five seconds—operationally critical given that every item exists as a single unit. An advanced CRM with over 200 automated workflows manages the full seller and buyer lifecycle, enabling Percentil to process the volume of its operations without proportional headcount growth.

Percentil’s garment data—spanning 12 million classified items across tens of thousands of brands—also represents a unique second-hand market dataset with potential applications for Naiz Fit’s garment modelling technology as the group’s data integration capabilities develop.

Group-Level Technology Strategy

We view the R&D activities of our subsidiaries as components of a shared group-level technology strategy rather than isolated unit-level investments. The data generated across our businesses—consumer body measurements and garment fit data from Naiz Fit, footwear sizing data from ShoeSize.Me, product demand and pricing data from Orgad, and garment classification and resale data from Percentil—forms a compounding proprietary data asset that becomes more valuable as integration between business units deepens. We intend to continue investing in this integration, and in new AI-driven capabilities including the Naiz Assistant conversational stylist and the Naiz LLM data interface, which we believe will further differentiate the MySize platform over time.

Proprietary Rights

We rely on a combination of patent, copyright, trademark, and trade secret laws in the United States and other jurisdictions, as well as contractual protections, to protect our proprietary technology.

We cannot provide any assurance that our proprietary rights with respect to our products will be viable or have value in the future since the validity, enforceability, and type of protection of proprietary rights in software-related industries are uncertain and still evolving.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States, and effective copyright, trademark, trade secret, and patent protection may not be available in those jurisdictions. Our means of protecting our proprietary rights may not be adequate to protect us from the infringement or misappropriation of such rights by others.

Further, in recent years, there has been significant litigation in the United States involving patents and other intellectual property rights, particularly in the software and Internet-related industries. We can become subject to intellectual property infringement claims as the number of our competitors grows and our products and services overlap with competitive offerings. These claims, even if not meritorious, could be expensive to defend and could divert management’s attention from operating our business. If we become liable to third parties for infringing their intellectual property rights, we could be required to pay a substantial award of damages and to develop non-infringing technology, obtain a license, or cease selling the products that contain the infringing intellectual property. We may be unable to develop non-infringing technology or obtain a license on commercially reasonable terms, if at all.

Government Regulation

We are subject to a number of foreign and domestic laws and regulations that involve matters central to our business. These laws and regulations may involve privacy, data protection, intellectual property, or other subjects. Many of the laws and regulations to which we are subject are still evolving and being tested in courts and could be interpreted in ways that could harm our business. In addition, the application and interpretation of these laws and regulations often are uncertain, particularly in the new and rapidly evolving industry in which we operate. Because global laws and regulations have continued to develop and evolve rapidly, it is possible that we, our products, or our platform may not be, or may not have been, compliant with each such applicable law or regulation.

In particular, we are subject to a variety of federal, state, and international laws and regulations governing the processing of personal data. Many U.S. states have passed laws requiring notification to data subjects when there is a security breach of personally identifiable data. There are also a number of legislative proposals pending before the U.S. Congress, various state legislative bodies, and foreign governments concerning data protection. In addition, data protection laws in Europe and other jurisdictions outside the United States can be more restrictive than those within the United States, and the interpretation and application of these laws are still uncertain and in flux.

For example, the General Data Protection Regulation, or GDPR, which took effect on May 25, 2018, enhances data protection obligations for entities that process personal data about individuals, including obligations to cooperate with European data protection authorities, implement security measures, and keep records of personal data processing activities. Noncompliance with the GDPR can trigger fines equal to the greater of €20 million or 4% of global annual revenue. In addition, the California Consumer Privacy Act of 2018, or CCPA, effective as of January 1, 2020, gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Further, failure to comply with the Israeli Privacy Protection Law of 1981, and its regulations, as well as the guidelines of the Israeli Privacy Protection Authority, may expose us to administrative fines, civil claims (including class actions), and in certain cases criminal liability. Given the breadth and depth of changes in data protection obligations, meeting the requirements of GDPR and other applicable laws and regulations has required significant time and resources, including a review of our technology and systems currently in use against the requirements of GDPR and other applicable laws and regulations. We have taken various steps to prepare for complying with GDPR and other applicable laws and regulations; however, there can be no assurance that these steps are sufficient to assure compliance. If our efforts to comply with GDPR or other applicable laws and regulations are not successful, we may be subject to penalties and fines that would adversely impact our business and results of operations, and our ability to use personal data of individuals could be significantly impaired.

Percentil is additionally subject to EU and Spanish regulations governing second-hand goods, consumer rights, textile waste, and extended producer responsibility. EU initiatives aimed at establishing a circular economy for textiles, including the proposed revision of the EU Waste Framework Directive and the EU Strategy for Sustainable and Circular Textiles, are expected to impose new obligations on fashion producers and create new market opportunities for recommerce platforms. We are monitoring the development of these regulatory frameworks and their implications for Percentil’s business.

Competition

We operate in a highly competitive industry characterized by constant change and innovation. Changes in the applications and programming languages used to develop applications, devices, operating systems, and the broader technology landscape result in evolving customer requirements across each of our business units.

In the AI-driven size and fit technology market, our primary competitors include True Fit, Fit Analytics (now a Snap company), 3DLook, Measmerize, and Sizebay. True Fit and Fit Analytics are established players with significant installed bases, while 3DLook focuses on 3D body measurement and virtual try-on. Measmerize and Sizebay represent a newer generation of size recommendation solutions with growing commercial traction. We believe we compete primarily on the basis of recommendation accuracy, integration breadth, the comprehensiveness of our platform (which extends beyond size advisory to include garment modelling, retail solutions, and consumer data services), and our combined apparel and footwear coverage following the acquisition of ShoeSize.Me.

In the Amazon third-party marketplace, Orgad competes with a large and fragmented population of third-party sellers across its product categories. Competition is primarily based on pricing, product selection, inventory availability, and seller performance metrics as measured by Amazon.

In the European fashion recommerce market, Percentil competes with other second-hand platforms including Vinted, Wallapop, and category-specific resale platforms, as well as with the in-house sustainability programs of large fashion groups. We believe Percentil’s managed recommerce model, its B2B Circular Solutions offering, and its operational infrastructure differentiate it from peer-to-peer marketplace competitors.

We believe we generally compete favorably with our competitors in each of our business segments. We expect competition to increase as established and emerging companies enter our markets, as customer requirements evolve, and as new products and technologies are introduced. Many of our competitors have substantially greater financial, technical, and other resources, greater name recognition, larger sales and marketing budgets, broader distribution, and larger and more mature intellectual property portfolios.

Human Capital Management

As of April 12, 2026, we had a total of 45 employees, all of whom were full-time employees, including 12 in sales and marketing, 8 in technology and development, and 25 in administration and finance.

None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relationship with our employees to be good. Our future success depends on our continuing ability to attract and retain highly qualified engineers, sales and marketing, account management, and senior management personnel.

We provide competitive compensation and benefits programs to help meet the needs of our employees. In addition to salaries, these programs (which vary by country and employment classification) include incentive compensation plans, pension and insurance benefits, paid time off, and equity-based grants with vesting conditions intended to facilitate retention of key personnel.

We believe that our future success will depend, in part, on our continued ability to attract, hire, and retain qualified personnel. We compete for qualified personnel with other technology and e-commerce companies, as well as universities and non-profit research institutions. We believe that our diverse multinational team, operating across Israel, Spain, and Switzerland, is a key asset, and we are committed to inclusion, diversity, and equitable compensation practices across all of our business units.

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

We use our website (www.mysizeid.com) as a channel of distribution of Company information. The information we post through this channel may be deemed material. Accordingly, investors should monitor our website, in addition to following our press releases, SEC filings, and public conference calls and webcasts. The contents of our website are not, however, a part of this Annual Report on Form 10-K.

Corporate History

We were incorporated in the State of Delaware on September 20, 1999 under the name Topspin Medical, Inc. In December 2013, we changed our name to Knowledgetree Ventures Inc. Subsequently, in February 2014, we changed our name to MySize, Inc. In 2020, we created a subsidiary in the Russian Federation, My Size LLC.

From inception through 2012, we were engaged in research and development of a medical magnetic resonance imaging, or MRI, technology for interventional cardiology and in the development of MRI technology for use in the diagnosis and treatment of prostate cancer. In January 2012, we acquired Metamorefix Ltd., or Metamorefix. Metamorefix was incorporated in 2007 and was engaged in the development of innovative solutions for the rehabilitation of tissues, particularly skin tissues. By the end of 2012, we ceased operations and in January 2013, we sold our entire ownership interest in Metamorefix.

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

In February 2014, My Size Israel, our wholly owned subsidiary, entered into a Purchase Agreement, or the Purchase Agreement, with Shoshana Zigdon, who at the time was a beneficial owner of more than 20% of our outstanding shares, with respect to the acquisition by us of certain rights related to the collection of data for measurement purposes including rights in the venture, the method, and a patent application that had been filed by the Seller (PCT/IL2013/050056), or the Assets. In consideration for the sale of the Assets, we agreed to pay to Ms. Zigdon 18% of our operating profit, directly or indirectly connected with the Assets together with value-added tax in accordance with the law for a period of seven years from the end of the development period of the aforementioned venture. In addition to the foregoing, the Purchase Agreement provided that all developments, improvements, knowledge, and know-how developed and/or accumulated by us after the execution of the Purchase Agreement will be owned by us. Further, Ms. Zigdon agreed not to compete, directly or indirectly, with us in any matter relating to the Assets for a period of seven years from the end of the development period of the venture.

On May 26, 2021, we, My Size Israel, and Ms. Zigdon entered into an Amendment to Purchase Agreement, or the Amendment, which made certain amendments to the Purchase Agreement. Pursuant to the Amendment, Ms. Zigdon agreed to irrevocably waive (i) the right to repurchase certain assets related to the collection of data for measurement purposes that My Size Israel acquired from Ms. Zigdon under the Purchase Agreement and upon which our business is substantially dependent, or the Assets, and (ii) all past, present, and future rights in any of the intellectual property rights sold, transferred, and assigned to My Size Israel under the Purchase Agreement and any modifications, amendments, or improvements made thereto, including, without limitation, any compensation, reward, or any rights to royalties or to receive any payment or other consideration whatsoever in connection with such intellectual property rights, or the Waiver. In consideration of the Waiver, we issued 100,000 shares of common stock to Ms. Zigdon.

In February 2022, we completed the acquisition of Orgad; in October 2022, we completed the acquisition of Naiz Fit; in May 2025, we acquired the Percentil production unit from Casi Nuevo Kids, S.L.; and in September 2025, we completed the acquisition of ShoeSize.Me. We also formed Ten Peacks in Israel in July 2025.

In September 2005, we commenced trading on the Tel Aviv Stock Exchange, or TASE. Between 2007 and 2012, we reported as a public company with the SEC. In August 2012, we suspended our reporting obligations. In mid-2015, we resumed reporting as a public company. On July 25, 2016, our common stock began publicly trading on the Nasdaq Capital Market, or Nasdaq, under the symbol “MYSZ”.

On December 27, 2023, our shareholders approved a voluntary delisting of our common stock from trading on the TASE. On January 11, 2024, the TASE issued a notice confirming our request to delist our common stock from the TASE, noting that the last day of trading of our common stock on the TASE would be March 27, 2024, and that the delisting of our common stock would take effect on March 31, 2024. All of the shares of our common stock previously traded on the TASE were transferred to Nasdaq.

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

Summary Risk Factors

The principal factors and uncertainties that make investing in our ordinary shares risky, include, among others:

Risks Related to Our Financial Position and Capital Requirements

●	We have historically incurred significant losses and there can be no assurance when, or if, we will achieve or maintain profitability.

●	It is difficult to forecast our future performance, which may cause our financial results to fluctuate unpredictably.

●	We will need to raise additional capital to meet our business requirements in the future, which is likely to be challenging, could be highly dilutive and may cause the market price of our common stock to decline.

●	The report of our independent registered public accounting firm contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

Risks Related to Our Company and Our Business

●	The market for our measurement technology is new and unproven, may experience limited growth and is highly dependent on U.S. retailers and online third-party resellers adopting our flagship product, MySizeID.

●	Failure to effectively develop and expand our sales and marketing capabilities could harm our ability to grow our business and achieve broader market acceptance of our products.

●	We expect our sales cycle to be long and unpredictable and require considerable time and expense before executing a customer agreement, which may make it difficult to project when, if at all, we will obtain new customers and when we will generate revenue from those customers.

●	We acquired Orgad and Naiz and are seeking in the future to engage in additional acquisitions, joint ventures or collaborations which may increase our capital requirements, dilute our shareholders, cause us to incur debt or assume contingent liabilities, and subject us to other risks. We may not realize the benefits of these acquisitions, joint ventures or collaborations.

●	If we are not able to enhance our brand and increase market awareness of our company and products, then our business, results of operations and financial condition may be adversely affected.

●	If we do not develop enhancements to our products and introduce new products that achieve market acceptance, our business, results of operations and financial condition could be adversely affected.

●	The mobile technology industry is subject to rapid technological change and, to compete, we must continually enhance our mobile device applications and custom development services.

●	Our growth depends, in part, on the success of our strategic relationships with third parties.

●	Changes in economic conditions could materially affect our business, financial condition and results of operations.

●	We rely upon third parties to provide distribution for our applications, and disruption in these services could harm our business.

●	We rely on third-party hosting and cloud computing providers to operate certain aspects of our business. Any failure, disruption or significant interruption in our network or hosting and cloud services could adversely impact our operations and harm our business.

●	Real or perceived errors, failures, or bugs in our products could adversely affect our operating results and growth prospects.

●	We could be harmed by improper disclosure or loss of sensitive or confidential company, employee, or customer data, including personal data.

●	A material breach in security relating to our information systems and regulation related to such breaches could adversely affect us.

●	Our products and our business are subject to a variety of U.S. and international laws and regulations, including those regarding privacy, data protection and information security, and our customers may be subject to regulations related to the handling and transfer of certain types of sensitive and confidential information. Any failure of our products to comply with or enable our customers to comply with applicable laws and regulations would harm our business, results of operations and financial condition.

●	We may not be able to adequately protect our intellectual property, which, in turn, could harm the value of our brands and adversely affect our business.

●	We may face intense competition and expect competition to increase in the future, which could limit us in developing a customer base and generating revenue.

●	Our business operations and future development could be significantly disrupted if we lose key members of our management team.

●	If we are able to expand our operations, we may be unable to successfully manage our future growth.

Risks Related to Our Operations in Israel

●	Our headquarters and most of our operations are located in Israel, and therefore, political, economic and military conditions in Israel may affect our operations and results.

Risks Related to Our Common Stock

●	A more active, liquid trading market for our common stock may not develop, and the price of our common stock may fluctuate significantly.

●	Our business, operating results and growth rates may be adversely affected by current or future unfavorable economic and market conditions and adverse developments with respect to financial institutions and associated liquidity risk;

●	Sales by our stockholders of a substantial number of shares of our common stock in the public market could adversely affect the market price of our common stock.

●	Our securities are traded on more than one market which may result in price variations.

●	We are a former “shell company” and as such are subject to certain limitations not generally applicable to other public companies.

Risks Related to Our Financial Position and Capital Requirements

We have historically incurred significant losses and there can be no assurance when, or if, we will achieve or maintain profitability.

We  realized a net loss of approximately $5.9 million and $4.0 million for the years ended December 31, 2025 and 2024, respectively, and had an accumulated deficit of $69.7 million as of December 31, 2025. Because of the numerous risks and uncertainties associated with the development and commercialization of our products and business, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Expected future operating losses will have an adverse effect on our cash resources, shareholders’ equity and working capital. Our failure to become and remain profitable could depress the value of our stock and impair our ability to raise capital, expand our business, maintain our development efforts, or continue our operations. A decline in our value could also cause you to lose all or part of your investment in us.

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

We have incurred significant losses and negative cash flows from operations and have an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Our audited consolidated financial statements for the year ended December 31, 2025 were prepared under the assumption that we would continue our operations as a going concern. Our independent registered public accounting firm has included a “going concern” explanatory paragraph in its report on our financial statements for the year ended December 31, 2025. If we are unable to improve our liquidity position, by, among other things, raising capital through public or private offerings or reducing our expenses, we may exhaust our cash resources and will be unable to continue our operations. If we cannot continue as a viable entity, our shareholders would likely lose most or all of their investment in us.

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

We acquired, ShoeSize.Me, Casi Nuevo’s Production Unit, Orgad and Naiz Fit and are seeking in the future to engage in additional acquisitions, joint ventures or collaborations which may increase our capital requirements, dilute our shareholders, cause us to incur debt or assume contingent liabilities, and subject us to other risks. We may not realize the benefits of these acquisitions, joint ventures or collaborations.

In order to reduce time to market and obtain complementary technologies, we are seeking to acquire technologies and businesses that are synergistic to our product offering. For example, during 2025, we acquired ShoeSize.Me, a European SaaS company specializing in AI-powered footwear sizing and fit solutions, and Casi Nuevo’s Production Unit, and during 2022, we acquired Orgad, which operates an omnichannel e-commerce platform, and Naiz Fit, which provides SaaS technology solutions that solve size and fit issues for fashion ecommerce companies. We evaluate from time to time various acquisitions and collaborations, including licensing or acquiring technologies, intellectual property rights, or businesses. The process for acquiring a company may take from several months up to a year and costs can vary greatly. We may also compete with others to acquire companies, and such competition may result in decreased availability of, or an increase in price for, suitable acquisition candidates. In addition, we may not be able to consummate acquisitions or investments that we have identified as crucial to the implementation of our strategy for other commercial or economic reasons. As a result, it may be more difficult for us to identify suitable acquisition or investment targets or to consummate acquisitions or investments on acceptable terms or at all. If we are not able to execute on any acquisition, we may not be able to achieve a future growth strategy and may lose market share.

In addition, the acquisition of ShoeSize.Me, Casi Nuevo’s Production Unit, Orgad, Naiz Fit and any potential future acquisition, joint venture or collaboration may entail numerous potential risks, including:

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

In addition, we may require significant financing to complete an acquisition or investment, whether through bank loans, raising of equity or debt or otherwise. We cannot assure you that such financing options will be available to us on reasonable terms, or at all. If we are not able to obtain such necessary financing, it could have an impact on our ability to consummate a substantial acquisition or investment and execute a future growth strategy. Alternatively, we may issue a significant number of shares as consideration for an acquisition, which would have a dilutive effect on our existing shareholders. For example, in partial consideration for the acquisition of ShoeSize.Me, we agreed to issue up to 269,093 shares of our common stock, in the acquisition of Orgad, we agreed to issue up to 111,602 shares of our common stock and in the Naiz acquisition we issued 240,000 shares of our common stock. Furthermore, if we undertake acquisitions, we may incur large one-time expenses and acquire intangible assets that could result in significant future amortization expense.

If we are not able to enhance our brand and increase market awareness of our company and products, then our business, results of operations and financial condition may be adversely affected.

We believe that enhancing our brand identity and increasing market awareness of our company and products, is critical to achieving widespread acceptance of our products. Our ability to successfully develop new retailers may be adversely affected by a lack of awareness or acceptance of our brand. To the extent that we are unable to foster name recognition and affinity for our brand, our growth may be significantly delayed or impaired. The successful promotion of our brand will depend largely on our continued marketing efforts, market adoption of our products, and our ability to successfully differentiate our products from competing products and services. Our brand promotion may not be successful or result in revenue generation. Any incident that erodes consumer affinity for our brand could significantly reduce our brand value and damage our business. If consumers perceive or experience a reduction in quality, or in any way believe we fail to deliver a consistently positive experience, our brand value could suffer and our business may be adversely affected.

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

Additionally, we expect to see increasing government and supranational regulation and ethical concerns related to AI use, which may also significantly increase the burden and cost of research, development and compliance in this area. The rapid evolution of AI will require the application of significant resources to design, develop, test and maintain our technology and products to help ensure that AI is implemented in accordance with applicable laws and regulations and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. The legal landscape and subsequent legal protection for the use of AI remains uncertain, and development of the law in this area could impact our ability to enforce our intellectual property or proprietary rights or protect against infringing uses. If we do not have sufficient rights to use the data on which AI relies or to the outputs produced by AI applications, we may incur liability through the violation of certain laws, third-party privacy or other rights or contracts to which we are a party. Our use of AI applications may also, in the future, result in cybersecurity incidents that implicate the personal data of customers. Any such cybersecurity incidents related to our use of AI applications could adversely affect our reputation and results of operations.

Our partners or other third-party service providers may also incorporate AI tools into their own offerings, and the providers of these AI tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to intellectual property, data privacy and cybersecurity. Further, bad actors around the world use increasingly sophisticated methods, including the use of AI, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, or otherwise adversely impact our business.

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

Our ability to implement our business plan successfully depends in part on our ability to build brand recognition using our trademarks, service marks and other proprietary intellectual property, including our names and logos. We currently have no registered trademarks. While we plan to register a number of our trademarks; however, no assurance can be given that our trademark applications will be approved. As of December 31, 2025, we own 16 issued patents: six in Europe, four in the U.S., three in Japan, two in Canada and one in Israel which expire between January 20, 2033 and August 18, 2036, and we have two additional patent applications in process. As of such date, we do not have any registered trademarks., No assurance can be given that our patent applications which are in process will be approved. If our patent applications are not approved, our ability to expand or develop our business may be negatively affected.

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

We face significant competition in every aspect of our business. Our competitors may already have an established market in our industry. Most of these competitors have significantly greater financial and other resources than us and have been developing their products and services longer than we have been developing ours.

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

In particular, in October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on the Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. These attacks resulted in thousands of deaths and injuries, and Hamas additionally kidnapped many Israeli civilians and soldiers. Following the attack, Israel’s security cabinet declared war against Hamas and commenced a military campaign against Hamas and these terrorist organizations in parallel continued rocket and terror attacks. As a result of the events of October 7, 2023, the Israeli government declared that the country was at war and the Israeli military began to call-up reservists for active duty. In October 2025, a ceasefire was brokered between Israel and Hamas. However, we cannot predict if and to what extent this ceasefire will remain in effect or upheld. None of our full-time or part-time employees in Israel were called up for reserve service.   Military service call ups that result in absences of personnel from us for an extended period of time may materially and adversely affect our business, prospects, financial condition and results of operations.

In addition, since the commencement of these events, there have been continued hostilities along Israel’s northern border with Lebanon (with the Hezbollah terror organization) and on other fronts from various extremist groups in the region, such as the Houthi movement in Yemen and various rebel militia groups in Syria and Iraq. It is possible that hostilities with Hezbollah in Lebanon will escalate, and that other terrorist organizations, including Palestinian military organizations in the West Bank as well as other hostile countries, such as Iran, will join the hostilities. Such clashes may escalate in the future into a greater regional conflict. Israel has carried out a number of targeted strikes on sites belonging to these terror organizations and, in October 2024, Israel began ground operations against Hezbollah in Lebanon culminating in a ceasefire agreed to between Israel and Lebanon on November 27, 2024, but in March 2026, hostilities resumed along Israel’s northern border with Lebanon, when Hezbollah resumed its attacks as part of a broader regional escalation. In response, Israel resumed military operations against Hezbollah in Lebanon. In addition, in June 2025, in light of continued nuclear threats and intelligence assessments indicating imminent attacks, Israel launched a preemptive strike directly targeting military and nuclear infrastructure inside Iran, aimed at disrupting Iran’s capacity to coordinate or launch further hostilities against Israel, as well as to degrade its nuclear program. In response, Iran launched multiple waves of drones and ballistic missiles at Israeli cities. While a ceasefire was reached in June 2025 following 12 days of hostilities, on February 28, 2026, the United States and Israel launched coordinated military strikes against Iran, including attacks on strategic military infrastructure and leadership targets, with the stated aim of degrading Iran’s capacity to conduct or support hostile operations against them. In response, Iran has fired missiles and drones toward population centers and military installations in Israel, Europe and neighboring countries in the Gulf region, and also launched counter-strikes against U.S. forces and allied bases throughout the Gulf region. A two-week ceasefire was brokered in April 2026 to allow the parties to negotiate, but its durability and the prospects for a successful agreement remain uncertain. Iran is also believed to have a strong influence among extremist groups in the region, such as Hamas in Gaza, Hezbollah in Lebanon, the Houthi movement in Yemen and various rebel militia groups in Syria. These situations may potentially escalate in the future to more violent events which may affect Israel and us. Any armed conflicts, terrorist activities or political instability in the region could adversely affect business conditions, could harm our results of operations and could make it more difficult for us to raise capital. Parties with whom we do business may decline to travel to Israel during periods of heightened unrest or tension, forcing us to make alternative arrangements when necessary in order to meet our business partners face to face. In addition, the political and security situation in Israel may result in parties with whom we have agreements involving performance in Israel claiming that they are not obligated to perform their commitments under those agreements pursuant to force majeure provisions in such agreements. Further, in the past, the State of Israel and Israeli companies have been subjected to economic boycotts. Several countries still restrict business with the State of Israel and with Israeli companies. These restrictive laws and policies may have an adverse impact on our operating results, financial condition or the expansion of our business. Any hostilities involving Israel or the interruption or curtailment of trade between Israel and its trading partners could adversely affect our operations and results of operations. In recent years, the hostilities involved missile strikes against civilian targets in various parts of Israel, including areas in which our employees and some of our consultants are located, and negatively affected business conditions in Israel.

Since the war broke out on October 7, 2023, our operations have not been adversely affected by this situation, and we have not experienced disruptions to our business operations. In particular, most of our operations are in Spain and the U.S. However, if any of the ceasefires declared collapse or a new war commences or hostilities expand to other fronts, our operations may be adversely affected.

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

Our Certificate of Incorporation currently authorizes 250,000,000 shares of common stock, of which 4,639,784 are currently outstanding as of April 14, 2026 and our board of directors is authorized to issue additional shares of our common stock. Although our board of directors intends to utilize its reasonable business judgment to fulfil its fiduciary obligations to our then existing stockholders in connection with any future issuance of our capital stock, the future issuance of additional shares of our capital stock could cause immediate, and potentially substantial, dilution to our existing stockholders, which could also have a material effect on the market value of the shares. Further, other than certain participation rights that we have granted in a past offering, our shares do not have preemptive rights, which means we can sell shares of our capital stock to other persons without offering purchasers in this offering the right to purchase their proportionate share of such offered shares. Therefore, any additional sales of stock by us could dilute your ownership interest in our Company.

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

In January 2026, Nasdaq proposed to strengthen its continued listing standards by requiring all companies listed on the Nasdaq Global or Capital Markets to maintain a minimum Market Value of Listed Securities (MVLS) of at least $5 million. If a company’s MVLS falls below this threshold for 30 consecutive business days, Nasdaq will immediately suspend trading and delist the company’s securities, with no compliance or cure period. While companies may request a hearing to challenge a delisting determination, trading will remain suspended throughout the appeals process, and the hearing panel can only reverse the decision if Nasdaq staff made a factual error. If this proposed rule is approved and adopted, any sustained decline in our MVLS below $5 million could result in the immediate suspension and delisting of our securities from Nasdaq, which would materially and adversely affect the liquidity and market price of our shares and could negatively impact our ability to raise capital or attract investors. Our MVLS over the 30 consecutive business days as of April 12, 2026 has been approximately $2.8 million.

The exercise of outstanding warrants and stock options will have a dilutive effect on the percentage ownership of our capital stock by existing stockholders.

As of April 14, 2026, we had outstanding warrants to acquire 1,005,062 shares of our common stock and stock options to purchase 11,376 shares of our common stock, which warrants and options are exercisable for prices ranging between $0.01 and $338. The expiration of the term of such options and warrants range from 0.5 years to 4.7 years. If a significant number of such warrants and stock options are exercised by the holders, the percentage of our common stock owned by our existing stockholders will be diluted.

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

ITEM 2. PROPERTIES

We currently lease 292 square feet of office space at 4 HaNegev Street, Airport City, Israel. The lease term is for 12 months beginning on July 1, 2024 and ending on June 30, 2025, with an option to extend for an additional 12 months, which has been exercised. The lease currently expires on June 30, 2026. Monthly rent payments, including utilities, amount to approximately $2,000 per month.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Shimon Shukron

In July 2024, we were served with a legal complaint filed by Shimon Shukron in the Magistrate’s Court in Herzliya for a monetary award in an amount of NIS 1,895,345 (approximately $510,000). The plaintiff alleges that due to the fire that broke out at Orgad’s warehouse in January 2023, the fire spread to the plaintiff’s business and caused heavy damage to the structure and contents, inventory of the business and loss of profits. We filed our statement of defense in September 2024. At this preliminary stage, the plaintiff did not provide sufficient documents to support his claims regarding the extent of the alleged damage. Based on the advice of the Company’s legal advisors, we have assessed the claim and estimate the potential exposure of NIS 325,000 (approximately $102,000).

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our stock currently is listed on the Nasdaq under the symbol “MYSZ”. Our stock has been traded on the Nasdaq since July 25, 2016.

On December 27, 2023 our shareholders approved a voluntary delisting of our common stock from trading on the TASE. On January 11, 2024, the TASE issued a notice confirming our request to delist our common stock from the TASE with the last day of trading on March 27, 2024. All of the shares of our common stock on the TASE transferred to Nasdaq.

Holders

As of April 14, 2026, we had 141 shareholders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Recent Sales of Unregistered Securities

In December 2025, we issued warrants to consultants and a service provider in consideration for services rendered. The warrant issued to the service provider is exercisable for 100,000 shares of our common stock, fully vested upon grant, with exercise prices of (i) $1.50 per share for 25,000 shares, (ii) $2.00 per share for 25,000 shares, (iii) $2.50 per share for 25,000 shares and (iv) $3.00 per share for 25,000 shares, and has a term of 60 months from the date of issuance. The warrants issued to consultants are exercisable for an aggregate of 70,000 shares of our common stock at an exercise price of $0.01 per share, vesting on March 1, 2026 subject to continued engagement as consultants on such date, and have a term of 60 months from the date of issuance.

Purchasers of Equity Securities by the Issuer and Affiliates Purchasers

We did not repurchase any of our equity securities during the quarter ended December 31, 2025.

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

Overview

We are a fashion technology company operating an integrated portfolio of businesses designed to address the most pressing challenges facing fashion brands and retailers today—size and fit accuracy, excess inventory management, circular economy solutions, and international market distribution. Through our subsidiaries, we provide end-to-end support across the fashion value chain: Naiz Fit, our technology subsidiary, delivers AI-driven size and fit solutions for fashion e-commerce companies, and includes ShoeSize.Me, a European AI-powered footwear sizing solution we acquired in September 2025; Orgad, an online retailer and technology-enabled consumer products company operating principally as a third-party seller on Amazon; Percentil, a managed second-hand fashion recommerce platform operating across Southern and Central Europe; and Ten Peacks Ltd., a distribution subsidiary focused on marketing and distributing global apparel and footwear brands in Israel.

Our strategy is to build an integrated fashion platform—the infrastructure layer that enable fashion brands to address four critical pain points simultaneously: size and fit challenges that drive returns and suppress conversion rates; overstocked and unsold inventory that erodes margins; sustainability obligations that increasingly require brands to offer circular economy solutions; and international growth ambitions that require local distribution expertise and relationships.

We believe this integrated approach is differentiated in the market. Unlike point solutions that address a single problem, our platform allows brands to work with one group-level partner across technology, commerce, circularity, and distribution—each business unit reinforcing the others through shared data, commercial relationships, and infrastructure.

Orgad Acquisition

On February 7, 2022, My Size Israel entered into a Share Purchase Agreement, or the Orgad Agreement, with Amar Guy Shalom and Elad Bretfeld, or the Orgad Sellers, pursuant to which the Orgad Sellers agreed to sell to My Size Israel all of the issued and outstanding equity of Orgad.

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

Acquisition of Production Unit (Casi Nuevo Kids, S.L.)

On May 9, 2025, we acquired, through our wholly-owned Spanish subsidiary New Percentil, the Production Unit of Casi Nuevo, that was judicially awarded to us in April 2025 within the framework of insolvency proceedings of Casi Nuevo filed with Commercial Court No. 13 of Madrid (Spain). The acquisition was completed on the same day.

The total purchase price for the acquisition was €610,806.81 (approximately $679,000), which consists of (i) €40,000 (approximately $44,500) paid by our wholly-owned subsidiary, Naiz Fit., (ii) €358,196 (approximately $398,000) for the assumption of certain liabilities owed by Casi Nuevo to its customers, (iii) €48,000 (approximately $53,500) for the assumption of certain debt and social security payments related to former employees of Casi Nuevo who have transferred to New Percentil in connection with the acquisition, or the Percentil Employees, and (iv) €164,610 (approximately $183,000) for the assumption of accrued labor liabilities related to the Percentil Employees.

Acquisition of ShoeSize.Me

On September 8, 2025, we entered into the ShoeSize Purchase Agreement with the Sellers, who are the holders of 100% of the share capital of ShoeSize.Me, pursuant to which the Sellers agreed to sell us all of the issued and outstanding shares of ShoeSize.Me. The transaction was closed on the same day, or the ShoeSize Closing Date.

In consideration for the purchase of the shares of ShoeSize.Me and in accordance with the ShoeSize Purchase Agreement, the Sellers received (i) a cash payment of $150,000 and (ii) 241,093 shares of our common stock having an aggregate value of $290,000, determined by dividing $290,000 by the average closing price of our common stock during the seven trading days immediately preceding the ShoeSize Closing Date. In addition, pursuant to the ShoeSize Purchase Agreement, we issued to a key employee of ShoeSize a warrant, or the ShoeSize Warrant, to purchase up to 28,000 shares of our common stock. The ShoeSize Warrant, which is subject to vesting upon satisfaction of certain service-based, financial performance and integration milestones, provides for a tiered exercise structure, with (i) 10,000 shares exercisable at $2.00 per share, (ii) 6,000 shares exercisable at $3.00 per share, (iii) 5,000 shares exercisable at $4.00 per share, (iv) 4,000 shares exercisable at $5.00 per share, and (v) 3,000 shares exercisable at $6.00 per share.

Operations in Russia

In addition to our Israel operations, we historically had operations in Russia through our wholly owned subsidiary, My Size LLC. To date, mainly due to the invasion of Ukraine by Russia and the ongoing sanctions we ceased all of our efforts in Russia and expect to dissolve the subsidiary in the near future.

Results of Operations

The table below provides our results of operations for the periods indicated.

	Year ended December 31
	2025	2024
	(dollars in thousands)
Revenues	$9,362	$8,257
Cost of revenues	(6,362)	(4,934)
Gross profit	3,000	3,323
Research and development expenses	(597)	(429)
Sales and marketing	(3,212)	(3,114)
General and administrative	(4,787)	(3,368)
Other income	-	275
Impairment of goodwill	(144)	(631)
Operating loss	(5,740)	(3,944)
Financial income (expenses), net	(112)	(51)
Equity accounted losses	-	-
Income tax benefit	-	-
Net loss	$(5,852)	$(3,995)

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Revenues

Our revenues for the year ended December 31, 2025 amounted to $9,362,000 compared to $8,257,000 for year ended December 31, 2024. The increase from the corresponding period is primarily attributable to Orgad sales as well the inclusion of New Percentil, ShoeSizeMe and Ten Peacks in the consolidated reporting as of December 31, 2025.

Cost Of Revenues

Our cost of revenues for the year ended December 31, 2025 amounted to $6,362,000 compared to $4,934,000 for the year ended December 31, 2024. The increase in comparison with the corresponding period was due to the inclusion of New Percentil, ShoeSizeMe and Ten Peacks in the consolidated reporting as of December 31, 2025.

Research and Development Expenses

Our research and development expenses for the year ended December 31, 2025 amounted to $597,000, an increase of $168,000, or approximately 39% compared to $429,00 for the year ended December 31, 2024. The increase was mainly due to the annual salary increase of the retained employees in Naiz Fit as well as the hiring of new employees.

Sales and Marketing Expenses

Our sales and marketing expenses for the year ended December 31, 2025 amounted to $3,212,000, an increase of $98,000, or approximately 3% compared to $3,114,000 for the year ended December 31, 2024. The increase in comparison with the corresponding period was due to the inclusion of New Percentil in the consolidated reporting as of December 31, 2025.

General and Administrative Expenses

Our general and administrative expenses for the year ended December 31, 2025 amounted to $4,787,000, an increase of $1,419,000, or approximately 42% compared to $3,368,000 for the year ended December 31, 2024. The increase from the corresponding period is primarily attributable the inclusion of New Percentil, ShoeSizeMe and Ten Peacks in the consolidated reporting as of December 31, 2025.

Other income

There was no other income recorded for the year ended December 31, 2025 as compared to the to $275,000 other income for the year ended December 31, 2024. The other income for the year ended December 31, 2024 resulted from certain downward post-closing adjustment that were made in the Orgad acquisition.

Impairment of goodwill

Based on our analysis, we determined that the carrying value of our SaaS Solutions reporting unit exceeded its fair value and an impairment charge of $144,000 was recorded for year ended December 31, 2025, compared to $631,000 recorded in impairment of goodwill for year ended December 31, 2024 for the same reason.

Operating Loss

As a result of the foregoing, for the year ended December 31, 2025, our operating loss was $5,740,000, an increase of $1,796,000 or 46%, compared to our operating loss for the year ended December 31, 2024 of $3,944,000.

Financial (Expenses) Income, Net

Our financial expense, net for the year ended December 31, 2025 amounted to $112,000 compared to $51,000 for the year ended December 31, 2024. In 2025, the financial income is attributable to the exchange rate differences.

Net Loss

As a result of the foregoing, our net loss for the year ended December 31, 2025 was $5,852,000 compared to net loss of $3,995,000 for the year ended December 31, 2024. The increase in net loss was mainly due to the reasons mentioned above.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through public and private offerings of debt and equity in Israel and in the U.S.

As of December 31, 2025, we had cash, cash equivalents and restricted cash of $2,557,000 compared to $4,880,000 cash, cash equivalents, restricted cash as of December 31, 2024. This decrease primarily resulted from the payments that were made to suppliers, resources that were deployed to grow our businesses and payments related to acquisition of New Percentil, ShoeSizeMe and Ten Peacks.

In January 2025, we entered into an At The Market Offering Agreement, (the “Offering Agreement”) with H.C. Wainwright & Co., LLC, as agent (“Wainwright”) pursuant to which we may offer and sell, from time to time through Wainwright shares of our common stock having an aggregate offering price of up to $4.1 million. We agreed to pay Wainwright a commission at a fixed rate of 3.0% of the aggregate gross proceeds from each sale of the shares under the Offering Agreement. As of the date hereof, we sold 1,833,532 shares pursuant to the Offering Agreement for aggregate gross proceeds of approximately $3,127,000.

Net cash used in operating activities was $5,142,000 for the year ended December 31, 2025 compared to $3,092,000 for the year ended December 31, 2024. The increase in cash used in operating activity is attributable to the increase in the net loss, impairment charge, share-based compensation, amortization of intangibles assets of New Percentil and ShoeSizeMe offset by net working assets.

Net cash flow used in investing activities was $196,000 for the year ended December 31, 2025 compared to net cash provided by investing activities of $53,000 for the year ended December 31, 2024. The net cash provided to investing activities for the year ended December 31, 2025 was the result of the acquisition of New Percentil and ShoeSizeMe.

Net cash provided by financing activities was $2,995,000 for the year ended December 31, 2025 compared to net cash of $5,594,000 for the year ended December 31, 2024. The net cash provided by financing activities for the year ended December 31, 2025 was the result of the proceeds from the sale of ordinary shares from the Offering Agreement with Wainwright offset by the payment of loans.

We expect that we will continue to generate losses and negative cash flows from operations for the foreseeable future. Based on the projected cash flows and cash balances as of December 31, 2025, we believe our existing cash will not be sufficient to fund operations for a period of more than 12 months. As a result, there is substantial doubt about our ability to continue as a going concern . We will need to raise additional capital, which may not be available on reasonable terms or at all. Additional capital would be used to accomplish the following:

●	finance our current operating expenses;

●	pursue growth opportunities;

●	hire and retain qualified management and key employees;

●	respond to competitive pressures;

●	comply with regulatory requirements; and

●	maintain compliance with applicable laws.

Current conditions in the capital markets are such that traditional sources of capital may not be available to us when needed or may be available only on unfavorable terms. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions, the Russian invasion of Ukraine, the security situation in Israel, and a number of other factors, many of which are outside our control, and on our financial performance. Accordingly, we cannot assure you that we will be able to successfully raise additional capital at all or on terms that are acceptable to us. If we cannot raise additional capital when needed, it may have a material adverse effect on our business, results of operations and financial condition.

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

Based on our analysis, we the carrying value of the fashion e-commerce reporting segment exceeded its expected fair value, as determined using a discounted cash flow model which is primarily based on management’s future revenue and cost estimates. and an impairment charge of $144,000 was recorded.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and the notes thereto begin on page F-1 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting and financial disclosure of a type described in Item 304 (a)(1)(iv) or any reportable event as described in Item 304 (a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2025. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this Annual Report on Form 10-K, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Exchange Act, as amended, is recorded, processed, summarized and reported within the required time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting at December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment under those criteria, management has determined that, as of December 31, 2025, our internal control over financial reporting was effective.

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

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and positions of our executive officers and directors.

NAME	Age	POSITION
Ronen Luzon	55	Chief Executive Officer and Class III Director
Oren Elmaliah	42	Chief Financial Officer
Billy Pardo	50	Chief Operating Officer and Chief Product Officer
Borja Cembrero Saralegui	34	Chief Growth Officer
Oron Branitzky (1)(2)(3)*	66	Class II Director
Roy Golan (1)(2)(3)*	51	Class I Director
Arik Kaufman (1)(2)(3)*	44	Class I Director
Guy Zimmerman*	56	Class II Director

(1)	Member of our audit committee

(2)	Member of our nominating and corporate governance committee

(3)	Member of our compensation committee

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

Oren Elmaliah has served as a member of our board of directors since May 2017 until March 2025. Effective April 1, 2025, Mr. Elmaliah has been appointed Chief Financial Officer to replace Mr. Kles. In September 2015, Oren Elmaliah founded Accounting Team IL and has acted as Account Manager since then. Accounting Team IL is a financial consultancy and service provider to public companies traded in Israel and abroad. Since February 2017, Mr. Elmaliah has served as controller of Enlivex Therapeutics Ltd., and since January 2017 he has served as Chief Financial Officer of Presstek Israel. In addition, since September 2015, Mr. Elmaliah has served as an Israel Authorities Reporting Officer of LG Electronics Israel and since September 2015 he has served as Local Financial Report Consultant of Chiasma. From July 2011 until August 2015, Mr. Elmaliah served as CPA, Financial Director of CFO Director Ltd and from June 2010 until July 2011 he served as Risk Management Consultant of RSM International Limited. Mr. Elmaliah holds a B.A. in Accounting/Economics and a Msc. in Finance/Accounting from Tel Aviv University, Israel. He is a licensed Certified Public Accountant in Israel.

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

Borja Cembrero Saralegui has served as Chief Executive Officer of Naiz Fit since co-founding the company in March, 2017. Naiz Fit, a leading SaaS solution for size recommendation in the fashion industry, was acquired by My Size, Inc. in October 2022. Prior to founding Naiz Fit, Mr. Cembrero held roles in business development and strategic consulting, with a focus on digital transformation within the retail sector. Mr. Cembrero received a Double Bachelor’s degree in Law and in Business Administration & Management from the Deusto University. We believe that Mr. Cembrero is qualified to serve as a member of our board of directors because of his deep expertise in AI-driven sizing solutions and his proven track record scaling technology startups within the global e-commerce ecosystem.

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

Roy Golan has served as a member of our board of directors since March 2025. He acts as a financial advisor since July 2024 and currently serves as a director of Neurosense Therapeutics Ltd. (NASDAQ: NRSN), a Nasdaq listed company developing treatments for severe neurodegenerative diseases, since July 2024. Mr. Golan previously served as the Chief Financial Officer of Ayala Pharmaceuticals, Inc. (OTCQX: ADXS), a clinical-stage oncology company, from its merger with BioSight Ltd., a private pharmaceutical company developing innovative therapeutics for hematological malignancies and disorders, in October 2023 until June 2024. From 2019 to 2023, Mr. Golan served as Executive VP and Chief Financial Officer of BioSight Ltd. From 2018 to 2019, Mr. Golan served as President and Chief Financial Officer of Exalenz Bioscience Ltd. (TASE: EXEN), a Tel Aviv Stock Exchange listed global, commercial-stage diagnostics company which developed its BreathID® technology platform to improve patient care by providing breath-based tests in the fields of gastroenterology and hepatology and was later acquired by Meridian Bioscience, Inc. (NASDAQ: VIVO). From 2015 to 2018, Mr. Golan served as the Chief Financial Officer of NeuroDerm (NASDAQ: NDRM), a Nasdaq listed clinical-stage pharmaceutical company developing next-generation drug-device combinations for central nervous system disorders, through its initial public offering until its acquisition by Mitsubishi Tanabe Pharma Group Company, and prior thereto he served as their VP Finance. Mr. Golan holds an LLM from Bar Ilan University as well as a BA from The College of Management in Rishon LeZion and is also a licensed CPA. We believe that Mr. Golan is qualified to serve as a member of our board of directors because of his vast finance experience and public company management and administration in the fields of finance, accounting, and financial regulation.

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

On January 6, 2022, we filed with the Secretary of State of Delaware a Certificate of Amendment to our Amended and Restated Certificate of Incorporation providing for a classified Board. Following filing of the Certificate of Amendment, members of our board are now classified into three classes with staggered three-year terms (with the exception of the expiration of the initial Class I and Class II directors), as follows:

●	Class I, comprised of two directors, initially Arik Kaufman and Roy Golan (with their initial terms expiring at our 2028 annual meeting of stockholders and members of such class serving successive three-year terms);

●	Class II, comprised of two directors, initially Oron Branitzky and Guy Zimmerman (with their initial terms expiring at our 2026 annual meeting of stockholders and members of such class serving successive three-year terms); and

●	Class III, comprised of one director, initially Ronen Luzon (with his term expiring at our 2027 annual meeting of stockholders and members of such class serving successive three-year terms).

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

Change in Procedures for Recommending Directors

There have been no material changes to the procedures by which our stockholders may recommend nominees to our Board of Directors from those procedures set forth in our Proxy Statement for our 2025 Annual Meeting of Stockholders, filed with the SEC on July 8, 2025.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following sets forth the compensation paid by us to our named executive officers, during the years ended December 31, 2025 and December 31, 2024.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards ($) (3)	All Other Compensation ($)	Total ($)
Ronen Luzon	2025	268,471	-	176,000	-	98,810	543,281
Chief Executive Officer	2024	204,000	86,000	78,000	-	83,000	451,000
Oren Elmaliah	2025	155,217	-	26,400	-	-	181,617
Chief Financial Officer	2024	-	-	-	-	-	-
Billy Pardo	2025	182,094	-	52,800	-	12,591	247,486
Chief Operating Officer	2024	159,000	-	39,000	-	62,000	260,000
Borja Cembrero Saralegui (2)	2025	129,542	-	96,800	-	17,418	243,760
Chief Growth Officer	2024	83,585	-	-	-	16,765	100,350

(1)	Salary for the years 2025 and 2024 are based on average US$/NIS representative exchange rates of NIS 3.45 and NIS 3.699 respectively.
(2)	Salary for the years 2025 and 2024 are based on average EUR/US$ representative exchange rates of $1.131 and $1.082 respectively.
(3)	Amounts in this column represent the grant date fair value of options granted to the named executive officers during 2025 and 2024, computed in accordance with FASB ASC Topic 718. These amounts do not necessarily correspond to the actual value that may be realized by the named executive officers. The assumptions made in valuing the options reported in this column are discussed in Note 14 to our audited financial statements for the year ended December 31, 2025 and Note 4 to our condensed consolidated interim financial statements for the quarterly period ended September 30, 2025.

All Other Compensation Table

The “All Other Compensation” amounts set forth in the Summary Compensation Table above consist of the following:

		Automobile- Related	Manager’s	Education	Other social
		Expenses	Insurance*	Fund*	benefits**	Total
Name	Year	($)	($)	($)	($)	($)
Ronen Luzon	2025	29,000	40,515	16,703	12,591	98,810
	2024	29,000	30,000	14,000	10,000	83,000

Oren Elamaliah	2025	-	-	-	-	-
	2024	-	-	-	-	-

Billy Pardo	2025	14,000	25,635	12,390	12,591	64,616
	2024	14,000	24,000	12,000	12,000	62,000

Borja Cembrero Saralegui	2025	-	-	-	17,418	-
	2024	-	-	-	16,765	-

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

** Other social benefits for 2025 and 2024 for all named individuals includes tax payments in respect of social benefits.

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

Oren Elmaliah

Effective as of March 1, 2025, and in connection with Mr. Elmaliah’s appointment as the Company’s Chief Financial Officer, the Company entered into an agreement with Mr Elmaliah and Accounting Team Ltd., an entity 100% owned by Mr. Elmaliah, pursuant to which it was engaged to provide bookkeeping, controller and CFO services. Under the agreement, the Company agreed to pay Accounting Team a monthly fee of NIS 63,000 (approximately $20,000) for the provision of these services.

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

Borja Cembrero Saralegui

On June 1, 2025, Naiz Bespoke Technologies S.L., our wholly owned subsidiary, entered into an executive director agreement with Borja Cembrero Saralegui, or the Cembrero Agreement, pursuant to which Mr. Cembrero will serve as our Chief Growth Officer. Effective June 1, 2025, Mr. Cembrero’s monthly base salary was increased to €12,500 (approximately $14,133) from €7,143 (approximately $8,424) per month as his base salary and is eligible to receive such bonus as determined by the Company. In addition, Mr. Cembrero shall be entitled to social benefits and to other benefits, including, but not limited to, civil liability insurance, annual vacation days, sick leave and expense reimbursement. Pursuant to the terms of the Cembrero Agreement and subject to certain conditions, in the event of certain qualifying termination events or breaches by the Company as set forth in the Cembrero Agreement, Mr. Cembrero will be entitled to an indemnity equal to two monthly payments for each year of service from September 10, 2020, plus an additional fixed indemnity equal to six monthly payments reflecting prior service as an employee (March 10, 2017 through September 9, 2020). The term of the Cembrero Agreement shall continue until terminated. The Company may terminate the Cembrero Agreement upon three months’ prior written notice, and Mr. Cembrero may resign upon six months’ prior written notice.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding options held by each of our named executive officers that were outstanding as of December 31, 2025.

	Option Awards				Stock Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Equity incentive plan awards: Number of Unearned Shares that Have Not Vested		Equity incentive plan awards: Market Value of Unearned Shares, That Have Not Vested
Ronen Luzon - Chief Executive Officer	-	-	-	-	204,167	(1)	$154,758

Oren Elmaliah – Chief Financial Officer	-	-	-	-	30,000	(2)	$22,740

Billy Pardo - Chief Operating Officer	-	-	-	-	61,000	(3)	$46,238

Borja Cembrero Saralegui – Chief Growth Officer	1,125	563	8.72	07/13/2026
	833	1,667	3.382	02/14/2027	100,000	(4)	$75,800

(1) Consists of (i) 12,500 restricted shares with a grant date of September 29, 2022 and vesting in three equal installments on January 1, 2023, January 1, 2024, and January 1, 2025, (ii) 37,500 restricted shares with a grant date of February 14, 2024 and vesting in three equal installments on January 1, 2025, January 1, 2026, and January 1, 2027, and (iii) 200,000 restricted shares with a grant date of September 15, 2025. The restricted shares are comprised of performance-based restricted stock that will vest subject to achievement of certain profit and business targets.

(2) Consisting of (i) 3,000 restricted shares with a grant date of September 29, 2022 and vesting in three equal installments on January 1, 2023, January 1, 2024, and January 1, 2025, (ii) 18,750 restricted shares with a grant date of February 14, 2024 and vesting in three equal installments on January 1, 2025, January 1, 2026, and January 1, 2027, and (iii) 60,000 restricted shares with a grant date of September 15, 2025. The restricted shares are comprised of performance-based restricted stock that will vest subject to achievement of certain profit and business targets, or time-based restricted stock that vest in three equal annual installments on January 1, 2026, January 1, 2027, and January 1, 2028, in each case subject to the executive officer’s continued service through the applicable vesting date.

(3) Consisting of (i) 30,000 restricted shares with a grant date of September 15, 2025. The restricted shares vest in three equal annual installments on January 1, 2026, January 1, 2027, and January 1, 2028, in each case subject to the executive officer’s continued service through the applicable vesting date.

(4) Consisting of (i) 100,000 restricted shares with a grant date of September 15, 2025. The restricted shares are comprised of performance-based restricted stock that will vest subject to achievement of certain profit and business targets, or time-based restricted stock that vest in three equal annual installments on January 1, 2026, January 1, 2027, and January 1, 2028, in each case subject to the executive officer’s continued service through the applicable vesting date.

Director Compensation

The following table sets forth compensation information for our non-employee directors for the year ended December 31, 2025.

Name	Fees earned or paid in cash ($)(1)	Restricted shares ($)(1)(2)	Total ($)
Roy Golan	9,442	13,200	22,642
Oron Barnitzky	17,338	13,200	30,538
Arik Kaufman	17,530	13,200	30,730
Guy Zimmerman	15,619	13,200	28,819

(1)	Fees for the year 2025 are based on average US$/NIS representative exchange rates of NIS 3.45.

(2)	Amounts in this column represent the grant date fair value of options granted to the non-employee directors during 2022 computed in accordance with FASB ASC Topic 718. These amounts do not necessarily correspond to the actual value that may be realized by the non-employee directors. The assumptions made in valuing the options reported in this column are discussed in Note 7 to our financial statements for the year ended December 31, 2025.

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

On December 15, 2025, the Board of Directors of the Company granted shares of restricted stock under the 2017 Plan to each director, pursuant to which they were each issued 15,000 restricted shares. The restricted shares vested on December 31, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Holders and Management

The following table sets forth certain information regarding beneficial ownership of shares of our common stock as of April 14, 2026 by (i) each person known to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group. Except as otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable.

Beneficial Owner(1)	Shares of Common Stock Beneficially Owned		Percentage(2)
Executive officers and directors:
Ronen Luzon	362,835	(3)	7.53%
Billy Pardo	78,750	(4)	1.63%
Borja Cembrero Saralegui	120,757	(5)	2.51%
Arik Kaufman	17,500	(6)	*
Oren Elmaliah	32,500	(7)	0.67%
Oron Branitzky	17,500	(8)	*
Guy Zimmerman	17,500	(9)	*
Roy Golan	15,000	(10)	*
All Executive Officers and Directors as a Group (8 persons)	662,342		13.74%

*	Less than 1%

(1) The address of each person is c/o My Size, Inc., 4 HaNegev St., P.O.B. 1026, Airport City, Israel 7010000 unless otherwise indicated herein.

(2) The calculation in this column is based upon 4,818,164 shares of common stock outstanding on April 14, 2026. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the subject securities. Shares of common stock that are currently exercisable or exercisable within 60 days of April 14, 2026 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage beneficial ownership of such person, but are not treated as outstanding for the purpose of computing the percentage beneficial ownership of any other person

(3) Consists of (i) 34,085 shares of common stock, (ii) 250,000 shares of restricted stock granted under the 2017 Plan, and (iii) 78,750 shares of restricted stock granted to Billy Pardo, Ronen Luzon’s spouse under the 2017 Plan. Mr. Luzon may be deemed to beneficially hold the securities of the Company held by Ms. Pardo.

(4) Consists of (i) 78,750 shares of restricted stock granted under the 2017 Plan, and (ii) 250,000 shares of restricted stock which are held by Ronen Luzon, Billy Pardo’s spouse. Ms. Pardo may be deemed to beneficially hold the securities of the Company held by Mr. Luzon.

(5) Consists of; (i) 110,000 shares of restricted stock granted under the 2017 Plan, (ii) 7,965 shares of common stock, and (iii) an option to purchase 2,792 shares of our common stock.

(6) Consists of 17,500 shares of restricted stock granted under the 2017 Plan.

(7) Consists of 32,500 shares of restricted stock granted under the 2017 Plan.

(8) Consists of 17,500 shares of restricted stock granted under the 2017 Plan.

(9) Consists of 17,500 shares of restricted stock granted under the 2017 Plan.

(10) Consists of 15,000 shares of restricted stock granted under the 2017 Plan.

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

On September 4, 2025, our stockholders approved an increase in the shares available for issuance under the 2017 Equity Plan from 130,000 shares to 756,691 shares.

The following table summarizes information about our equity compensation plans and individual compensation arrangements as of December 31, 2025.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	11,376	$6.57	11,319
Equity compensation plans not approved by security holders	-	-	-
Total	11,376	6.57	11,319

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During years ended December 31, 2025 and 2024, except for compensation arrangements described elsewhere herein and the transactions described below, we did not participate in any transaction, and we are not currently participating in any proposed transaction, or series of transactions, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holders, or any member of the immediate family of the foregoing persons had, or will have, a direct or indirect material interest .

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

Restricted Stock and Restricted Stock Unit Grants

Since our inception we have granted restricted stock awards to our officers and directors. Such restricted stock award agreements may contain acceleration provisions upon certain merger, acquisition, or change of control transactions.

Orgad Acquisition

On February 7, 2022, My Size Israel entered into a Share Purchase Agreement, or the Orgad Agreement, with Amar Guy Shalom and Elad Bretfeld, or the Orgad Sellers, pursuant to which the Orgad Sellers agreed to sell to My Size Israel all of the issued and outstanding equity of Orgad.

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

In consideration of the purchase of the shares of Naiz, the Naiz Agreement provided that the Naiz Sellers are entitled to receive (i) the Naiz Equity Consideration and (ii) up the Naiz Cash Consideration.

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

Services Agreement

Effective as of March 1, 2025, and in connection with Mr. Elmaliah’s appointment as the Company’s Chief Financial Officer, the Company entered into an agreement with Mr Elmaliah and Accounting Team Ltd., an entity 100% owned by Mr. Elmaliah, pursuant to which it was engaged to provide bookkeeping, controller and CFO services. Under the agreement, the Company agreed to pay Accounting Team a monthly fee of NIS 63,000 (approximately $20,000) for the provision of these services.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Somekh Chaikin, a member firm of KPMG International, located in Tel Aviv, Israel, PCAOB ID 1057, has served as our independent registered public accounting firm for 2025 and 2024. The following are Somekh Chaikin’s fees for professional services in each of the respective fiscal years:

Fee Category	2025	2024
Audit Fees	$272,486	$244,196
Tax Fees	$40,885	$25,959
Audit-related Fees	-	-
Total Fees	$313,371	$270,155

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

Pre-Approval Policies and Procedures

In accordance with the Sarbanes-Oxley Act of 2002, as amended, our audit committee charter requires the audit committee to pre-approve all audit and permitted non-audit services provided by our independent registered public accounting firm, including the review and approval in advance of our independent registered public accounting firm’s annual engagement letter and the proposed fees contained therein. The audit committee has the ability to delegate the authority to pre-approve non-audit services to one or more designated members of the audit committee. If such authority is delegated, such delegated members of the audit committee must report to the full audit committee at the next audit committee meeting all items pre-approved by such delegated members. In the fiscal years ended December 31, 2025 and December 31, 2024 all of the services performed by our independent registered public accounting firm were pre-approved by the audit committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

The financial statements required by this Item are included beginning at page F-1.

(b)	Exhibits

See Exhibit Index

ITEM 16. FORM 10-K SUMMARY

Not applicable

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of My Size, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Form on Form 8-K filed on March 23, 2017)

3.2	Amended and Restated By-Laws of My Size, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on March 4, 2016)

3.3	Amendment to Amended and Restated Certificate of Incorporation of My Size, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 20, 2018)

3.4	Second Amended and Restated By-Laws of My Size, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 24, 2018)

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of My Size, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 18, 2019)

3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation of My Size, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 7, 2022)

3.7	Amendment No. 1 to Second Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 7, 2022)

3.8	Certificate of Amendment to Amended and Restated Certificate of Incorporation of My Size, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 7, 2022)

3.9	Certificate of Amendment to Amended and Restated Certificate of Incorporation of My Size, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 15, 2024)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3/A filed on November 14, 2016)

4.2	Form of Warrant to Purchase Common Stock issued on February 2, 2018 (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K filed on March 27, 2019)

4.3	Description of Securities Registered under Section 12 (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K filed on March 19, 2020)

4.4	Form of Warrant (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1, Amendment No. 1, filed with the SEC on May 5, 2020.)

4.5	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-1, Amendment No. 1, filed with the SEC on May 5, 2020)

10.1	My Size, Inc. 2017 Equity Incentive Plan (incorporated by reference as an exhibit to the Company’s Definitive Proxy Statement on Schedule DEF 14A filed on March 2, 2017)

10.2	My Size, Inc. 2017 Consultant Equity Incentive Plan (incorporated by reference as an exhibit to the Company’s Definitive Proxy Statement on Schedule DEF 14A filed on March 2, 2017)

10.3	My Size, Inc. 2017 Stock Option Plan Israel Grantees Sub-Plan (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed on March 27, 2019)

10.4	Purchase Agreement between My Size, Inc. and Shoshana Zigdon dated as of February 16, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed on March 4, 2016)

10.5 +	Employment Agreement between My Size Israel 2014 Ltd. and Ronen Luzon dated November 18, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 19, 2018)

10.6 +	Employment Agreement between My Size Israel 2014 Ltd. and Or Kles dated November 18, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 19, 2018)

10.7 +	Employment Agreement between My Size Israel 2014 Ltd. and Billy Pardo dated November 18, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 19, 2018)

10.8	Form of Placement Agent Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 15, 2020)

10.9	Amendment to Purchase Agreement between My Size Israel 2014 Ltd., My Size, Inc. and Shoshana Zigdon (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q on August 16, 2021)

10.10	Form of Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 28, 2021)

10.11	Form of Placement Agent Warrant issued by the Company on October 28, 2021 (incorporated by reference to Exhibit 10.22 to the Company’s Form S-1 filed on November 12, 2021)

10.12	Form of Registration Rights Agreement, dated October 26, 2021, by and between the Company and the Purchasers (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 28, 2021)

10.13	Share Purchase Agreement dated as of February 7, 2022 between My Size Israel 2014 Ltd. and Amar Guy Shalom and Elad Bretfeld (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 8, 2022)

10.14	Form of Section 102 Capital Gain Restricted Stock Award Agreement under the Company’s 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2022)

10.15	Share Purchase Agreement, dated as of October 6, 2022, by and among My Size, Inc., Borja Cembrero Saralegui, Artiz Toree Garcia, Whitehold, S.L., Twinbel, S.L., and EGI Acceleration, S.L. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 12, 2022)

10.16	Form of Lock-Up Agreement by and among My Size, Inc. and the stockholders identified on the signature page thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on October 12, 2022)

10.17	Form of Voting Agreement by and among My Size, Inc. and the stockholders identified on the signature page thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on October 12, 2022)

10.18	My Size, Inc. Amendment to the My Size, Inc. 2017 Equity Plan (incorporated by reference to Appendix B to the Company’s definitive proxy statement filed with the SEC on November 4, 2022)

10.19	Form of Registered Direct Offering Securities Purchase Agreement, dated January 10, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2023)

10.20	Form of PIPE Securities Agreement, dated January 10, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2023)

10.21	Form of Registered Direct Pre-Funded Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2023)

10.22	Form of Series A and Series B Warrant (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2023)

10.23	Form of Private Placement Pre-Funded Warrant (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2023)

10.24	Form of Registration Rights Agreement, dated January 10, 2023 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2023)

10.25	Engagement Agreement, dated December 5, 2022 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2023)

10.26	Form of Placement Agent Warrant (incorporated by reference to Exhibit 10.36 to the Company’s Report on Form 10-K filed with the SEC on April 14, 2023)

10.27	Form of Inducement Letter (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 25, 2023)

10.28	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 25, 2023)

10.29	Form of Placement Agent Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 25, 2023)

10.30	My Size, Inc. Amendment to the My Size, Inc. 2017 Equity Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement filed with the SEC on November 24, 2023).

10.31	Form of Section 102 Capital Gain Restricted Stock Award Agreement under the Company’s 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.31 to the Company’s Report on Form 10-K filed with the SEC on April 1, 2024)

10.32	Form of Inducement Letter (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2024)

10.33	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2024)

10.34	Form of Placement Agent Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2024)

10.35	At the Market Offering Agreement dated January 21, 2025 between the Company and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 21, 2025)

10.36	My Size, Inc. Amendment to the My Size, Inc. 2017 Equity Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement filed with the SEC on July 8, 2025)

10.37	Contract for the Transfer of a Production Unit, dated as of May 9, 2025, by and between Casi Nuevo Kids, S.L. and New Percentil, S.L. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 12, 2025)

10.38	Share Sale and Purchase Agreement, dated as of September 8, 2025, by and among My Size, Inc., Mr. Timo Steitz, Mr. Wilhelm Steitz, Mr. Ettore Weilenmann and the natural and legal persons indicated in Annex 0 thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8- K filed with the SEC on September 12, 2025)

10.39	Lock-Up Agreement, entered into on September 8, 2025, by and among My Size, Inc. and the stockholders identified on the signature page thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 12, 2025)

10.40	Voting Agreement, dated as of September 8, 2025, by and among My Size, Inc. and the stockholders identified on the signature page thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 12, 2025)

10.41	Form of Warrant issued by My Size, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 12, 2025)

10.42*	Form of Restricted Stock Award Agreement under the Company’s 2017 Equity Incentive Plan

10.43*+	Executive Director Agreement, between Naiz Bespoke Technlogies, S.L. and Borja Cembrero Saralegui, dated June 1, 2025

10.44*+	Consulting Agreement, between My Size Israel 2014 Ltd. and Accounting Team Ltd., dated March 10, 2025.

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Report on Form 10-K filed with the SEC on March 27, 2025)

21.1*	List of Subsidiaries

23.1*	Consent of Somekh Chaikin, a member firm of KPMG International, registered public accounting firm

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1+	My Size, Inc. Executive Officer Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Report on Form 10-K filed with the SEC on April 1, 2024)

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Schema
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Label Linkbase
101.PRE*	Inline XBRL Taxonomy Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL document and contained in Exhibit 101)

*	Filed herewith.

+	Indicates a management contract or any compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of April, 2026.

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

Signature	Title	Date

/s/ Ronen Luzon	Chief Executive Officer and Director	April 15, 2026
Ronen Luzon	(Principle Executive Officer)

/s/ Oren Elmaliah	Chief Financial Officer	April 15, 2026
Oren Elmaliah	(Principal Financial and Accounting Officer)

/s/ Roy Golan	Director	April 15, 2026
Roy Golan

/s/ Arik Kaufman	Director	April 15, 2026
Arik Kaufman

/s/ Oron Branitzky	Director	April 15, 2026
Oron Branitzky

/s/ Guy Zimmerman	Director	April 15, 2026
Guy Zimmerman

MY SIZE, INC. AND ITS SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2025

U.S. DOLLARS IN THOUSANDS

Somekh Chaikin

17 Ha’arba’a Street, PO Box 609

KPMG Millennium Tower

Tel Aviv 6100601, Israel

+972 3 684 8000

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

My Size, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of My Size, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of comprehensive loss, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1b to the consolidated financial statements, the Company has incurred significant losses and negative cash flows from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1b. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Evaluation of the acquisition-date fair value of the Percentil and ShoeSizeMe technology intangible assets

As discussed in Notes 1a and 7 to the consolidated financial statements, on May 9, 2025, a newly-formed, wholly-owned subsidiary of the Company, New Percentil, entered into a production unit transfer agreement with Casi Nuevo Kids, S. L. (Casi Nuevo), pursuant to which New Percentil acquired a production unit of Casi Nuevo with a trade name of Percentil for total consideration of $45 thousand. On September 8, 2025, the Company also acquired ShoeSize.Me AG (ShoeSizeMe) for total consideration of $488 thousand. The Company recorded technology intangible assets with acquisition-date fair values of $340 thousand for Percentil and $521 thousand for ShoeSizeMe. The acquired technology intangible assets were valued using the multi-period excess earnings method under the income approach.

We identified the evaluation of the acquisition-date fair value of the Percentil and ShoeSizeMe technology intangible assets as a critical audit matter. A high degree of subjective auditor judgment was required to evaluate the key assumptions used to determine the acquisition-date fair value of the technology intangible assets, specifically, the forecasted cost of sales and operating expenses, revenue growth rates and discount rates. Changes to these assumptions could have had a significant impact on the Company’s determination of the acquisition-date fair value of the technology intangible assets. Additionally, specialized skills and knowledge were needed to evaluate the discount rates.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls related to the Company’s acquisition-date fair value estimation process, including controls related to the development of the key assumptions noted above. We evaluated the reasonableness of forecasted cost of sales and operating expenses and revenue growth rates by comparing them to Percentil’s and ShoeSizeMe’s historical results, industry related third-party data and revenue trends of comparable entities. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the discount rates used by management in the valuation by comparing them against discount rate ranges that were independently developed using publicly available market data for comparable entities.

/s/ Somekh Chaikin
Somekh Chaikin

Member Firm of KPMG International

We have served as the Company’s auditor since 2017.

Tel Aviv, Israel

April 15, 2026

KPMG Somekh Chaikin, an Israeli partnership and a member firm of the KPMG global organization of independent member firms affiliated with KPMG International Limited, a private English company limited by guarantee

MY SIZE, INC. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share data)

		December 31,
	Note	2025	2024

Assets

Current assets
Cash and cash equivalents	3	2,303	4,880
Restricted cash		254	-
Inventory		3,034	2,796
Account receivables		1,214	278
Other receivables and prepaid expenses	4	935	1,118

Total current assets		7,740	9,072

Long term deposits		-	7
Property and equipment, net	5	110	67
Operating right-of-use asset	6	106	23
Intangible assets	8	1,596	750
Goodwill	8	640	133
Investment in marketable securities	11	2	7
Other non-current asset		10	-
		2,464	987

Total assets		10,204	10,059

Liabilities and shareholders’ equity

Current liabilities
Operating lease liability	6	26	15
Short-term loans	9	94	107
Trade payables		2,221	2,084
Liabilities to Related parties	10	93	151
Seller payable		251	-
Other payables	17	1,446	639

Total current liabilities		4,131	2,996

Long-term loans	9	831	146
Operating lease liability	6	85	8
Total non-current liabilities		916	154
CONTINGENCIES AND COMMITMENTS	15

Total Liabilities		5,047	3,150

Shareholders’ equity	13
Stock capital -
Common stock of $0.001 par value - Authorized: 250,000,000 shares as of December 31,2025 and 2024; Issued and outstanding: 4,639,784 and 2,040,159 as of December 31,2025 and 2024, respectively		5	2
Additional paid-in capital		75,590	71,608
Accumulated other comprehensive loss		(710)	(825)
Accumulated deficit		(69,728)	(63,876)

Total shareholders’ equity		5,157	6,909
Total liabilities and shareholders’ equity		10,204	10,059

The accompanying notes are an integral part of the consolidated financial statements.

MY SIZE, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands (except share data and per share data)

		Year ended December 31,
	Note	2025	2024

Revenues		9,362	8,257
Cost of revenues		(6,362)	(4,934)
Gross profit		3,000	3,323

Operating expenses
Research and development		(597)	(429)
Sales and marketing		(3,212)	(3,114)
General and administrative		(4,787)	(3,368)
Other income		-	275
Impairment of goodwill	8	(144)	(631)

Total operating expenses		(8,740)	(7,267)

Operating loss		(5,740)	(3,944)

Financial income (expense), net		(112)	(51)

Loss before income taxes		(5,852)	(3,995)

Net loss for the year		(5,852)	(3,995)

Other comprehensive income (loss):

Foreign currency translation differences		115	(54)

Total comprehensive loss		(5,737)	(4,049)

Basic and diluted loss per share		(1.87)	(4.39)

Basic and diluted weighted average number of shares outstanding		3,136,976	910,758

The accompanying notes are an integral part of the consolidated financial statements.

MY SIZE, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

U.S. dollars in thousands (except share data)

				Accumulated
	Common stock		Additional paid-in	other comprehensive	Accumulated	Total stockholders’
	Number	Amount	capital	loss	Deficit	equity

Balance as of December 31, 2023	452,724	1	65,386	(771)	(59,881)	4,735
Stock-based compensation related to options and restricted shares granted to employees and consultants	80,000	*	390	-	-	390
Issuance of shares for sellers post Business Combination	4,360	*	3	-	-	3
Effect of reverse stock split	74,683	*	-	-	-	-
Issuance of shares, net of issuance cost of $442	79,000	*	2,819	-	-	2,819
Exercise of shares in abeyance	696,634	*	-	-	-	-
Exercise of Warrants	653,028	1	3,010	-	-	3,011
Total comprehensive income (loss)	-	-	-	(54)	(3,995)	(4,049)
Balance as of December 31, 2024	2,040,159	2	71,608	(825)	(63,876)	6,909

Stock-based compensation related to options and restricted shares granted to employees and consultants	525,000	1	517	-	-	518
Issuance of shares pursuant to At The Market Offering Agreement for - net of $117 issuance costs**	1,833,532	2	3,127	-	-	3,129
Investment in Shoe Size Me***	241,093	*	338	-	-	338
Total comprehensive income (loss)	-	-	-	115	(5,852)	(5,737)

Balance as of December 31, 2025	4,639,784	5	75,590	(710)	(69,728)	5,157

(*)	Represents an amount of less than $1.
(**)	See note 13b
(***)	See note 7

The accompanying notes are an integral part of the consolidated financial statements.

MY SIZE, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year ended December 31,
	2025	2024
Cash flows from operating activities:

Net loss	(5,852)	(3,995)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	18	20
Loss on Disposal of property and equipment	-	29
Change in operating lease right-of-use asset	17	147
Amortization of intangible assets	324	294
Change in liabilities to related parties	(58)	(442)
Interest on long term liabilities	-	47
Interest paid	(7)	(41)
Revaluation of investment in marketable securities	5	(1)
Stock based compensation	517	390
Change in inventory	(142)	112
Impairment of goodwill	144	631
Change in account receivables	(828)	335
Change in operating lease liabilities	(12)	(96)
Chane in other non-current assets	(10)	-
Change in other receivables and prepaid expenses	187	(268)
Change in trade payables	82	(65)
Change in other payables	623	(189)
Change in Seller Payable	(150)	-

Net cash used in operating activities	(5,142)	(3,092)

Cash flows from investing activities:

Proceeds from short term deposits	7	22
Purchase of Percentil	(45)	-
Purchase of Shoe size me	(142)	-
Proceeds from liquidating JV	-	38
Purchase of property and equipment	(16)	(7)

Net cash (used in) provided by investing activities	(196)	53

Cash flows from financing activities:

Proceeds from issuance of shares, net of issuance costs and exercise of warrants	3,130	5,829
Loans received	-	500
Repayment of loans	(135)	(735)

Net cash provided by financing activities	2,995	5,594

Effect of exchange rate fluctuations on cash and cash equivalents	20	61

Change in cash and cash equivalents and restricted cash	(2,323)	2,616
Cash and cash equivalents and restricted cash at the beginning of the year	4,880	2,264

Cash and cash equivalents and restricted cash at the end of the year	2,557	4,880

	Year Ended December 31,
	2025	2024
Cash and Cash Equivalents	2,303	4,880
Restricted cash	254	-
Cash and Cash Equivalents and Restricted Cash at End of the Year	2,557	4,880

Supplemental disclosure of non-cash financing activities:
Purchase of ShoeSizeMe – see Note 7	338	-
Change in operating lease right-of-use asset and liability due to termination of the lease agreement	-	181
Operating lease right-of-use assets acquired through lease liability	105	-
Supplemental disclosure of Cash Flow Information:
Cash paid for interest	14	41

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

Following the acquisitions of Naiz Fit Bespoke Technologies, S.L (“Naiz”) in October 2022 and ShoeSize.Me AG (“ShoeSizeMe”) in September 2025 (refer to note 7), the Company expanded its offering outreach and customer base. Following the acquisition of Orgad International Marketing Ltd. (“Orgad”) in February 2022, the Company also operates an omnichannel e-commerce platform.

Following the formation of a new subsidiary, New Percentil S.L. (“New Percentil”), and acquisition of a new business unit in May 2025 (see note 7), the Company also operates a resale platform that enables consumers to buy and sell primarily secondhand apparel.

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

b.

Since inception, the Company has incurred significant losses and negative cash flows from operations and has an accumulated deficit of $69,728. The Company’s management expects to continue generating losses and negative cash flows for the foreseeable future. Based on projected cash flows and balances as of December 31, 2023, management believes existing cash will be sufficient to fund operations for less than 12 months, creating substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to mitigate this include continuing product commercialization, acquiring technology or intellectual property, and securing financing through equity sales, debt, or strategic partnerships. However, there is no guarantee that additional funds will be available on acceptable terms or at all. If the Company fails to successfully commercialize its products or secure sufficient financing, it may be forced to cease operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In January 2025, we entered into an Offering Agreement with H.C. Wainwright & Co., LLC, as agent (“Wainwright”) pursuant to which we may offer and sell, from time to time through Wainwright shares of our common stock having an aggregate offering price of up to $4.1 million. We agreed to pay Wainwright a commission at a fixed rate of 3.0% of the aggregate gross proceeds from each sale of the shares under the Offering Agreement. As of the date hereof, we sold 1,833,532 shares pursuant to the Offering Agreement for aggregate gross proceeds of approximately $3,127,000.

c.	In late February 2026, Israel and the United States preemptively attacked Iran, in order to eliminate Iran’s nuclear and ballistic missile capabilities, and to target the Islamic fundamentalist regime governing Iran, which has threatened Israel’s existence. As part of this conflict, Iran launched missile attacks throughout Israel. This war followed upon similar conflicts in June 2025, and April 2024 and October 2024, during which Iran launched ballistic missile attacks against Israel, and Israel conducted strikes against Iranian military and nuclear infrastructure. The direct conflicts with Iran ran parallel to, and followed upon, a two-year war (from October 2023 until October 2025) during which Israel was attacked by Hamas and Hezbollah, terrorist groups sponsored by Iran operating out of the Gaza Strip and Lebanon, respectively. and declared war in response, which included ground operations in the Gaza Strip and southern Lebanon. Other Iranian-sponsored terrorist organizations in the Middle East, including the Houthi terrorist group in Yemen, have also attacked Israel with various types of missiles and drones as part of these conflicts, and Israel has responded with air force attacks.

The security situation in Israel has had an immaterial effect on its operations and financial results so far. This is attributable to its offices in Spain which has become a hub for the Company’s sizing solutions business. The majority of Orgad’s inventory utilizes fulfillment by Amazon rather than fulfilling directly. Inventory is now maintained and orders are shipped from regional Amazon warehouses, thereby reducing exposure to inventory risk and contributing to operating efficiencies. For the time being there is just effect on shipping costs that marginally affects the company.

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

Estimated impairment of non-financial assets

The Company examines on an annual basis whether there is an impairment of goodwill, intangibles and property, plant and equipment that are allocated to reporting units, in accordance with the accounting policy presented in Note 2 (h) below. The fair value calculations of reporting units require the use of estimates.

For information on key assumptions used in calculation of the fair value, see Note 8 – Goodwill and other Intangible assets.

The company estimates the provision for return based on previous return rates.

b.	Functional currency:

The currency of the primary economic environment in which the operations of the Company is conducted is the U.S. Dollar and thus it is the Company’s functional currency. The reporting currency according to which these financial statements are prepared is the U.S. dollar.

The currency of the primary economic environment in which the operation of the subsidiaries, My Size Israel, Orgad International Marketing Ltd., Rotrade Ltd and Ten Peacks Ltd functional currency is the New Israeli Shekel (“NIS”).

The currency of the primary economic environment in which the operation of the subsidiaries, Naiz Fit and New Percentil functional currency is the Euro.

The currency of the primary economic environment in which the operation of the subsidiary, ShoeSizeMe, functional currency is the Swiss Franc.

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

Inventories are measured at the lower of cost or net realizable value. The cost of inventories comprises of the costs incurred in bringing the inventories to their present location and condition. Net realizable value is the estimated selling price in the ordinary course of business. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. The costs of purchase of inventories comprise the purchase price and other costs directly attributable to the acquisition of finished goods. Net realizable value is the estimated selling price in the ordinary course of business and circumstances do not result in the restoration or increase in that newly established cost basis. In 2025 and 2024, the company did not record inventory mark-down however in 2025 the company recorded a provision of 120 for inventory the company may sell for lower price.

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

ASC 350 allows an entity to first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. If the qualitative assessment does not result in a more likely than not indication of impairment, no further impairment testing is required. If it does result in a more likely than not indication of impairment, the impairment test is performed. Goodwill is not deductible for income tax purposes. Goodwill from the Orgad acquisition was allocated to the Fashion e-commerce platform segment and goodwill from Naiz acquisition was allocated to the Naiz segment based innovative artificial intelligence driven measurement solutions.

Alternatively, ASC 350 permits an entity to bypass the qualitative assessment for any reporting unit and proceed directly to performing the first step of the goodwill impairment test.

An impairment charges of $144 and $631 were recorded as the carrying value of the SaaS Solution reporting segment exceeded its expected fair value, as determined using a discounted cash flow model which is primarily based on management’s future revenue and cost estimates. These impairment charges were recorded within the Consolidated Statement of Operations and within the SaaS Solution segment for the year ended December 31, 2025 and 2024 respectively. See Note 8- Goodwill.

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

years
Customer Relationships	1-7
Technology	2-5
Trademark	5
Selling Platform	2-5

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

The Company’s Spanish subsidiary is subject to statutory severance requirements under the Spanish Workers’ Statute (Estatuto de los Trabajadores). In the event of an unfair dismissal, employees are entitled to a severance payment of 33 days of salary per year of service, up to a maximum of 24 months of salary. For “objective” dismissals (e.g., economic or organizational reasons), the statutory rate is 20 days per year of service, capped at 12 months. The company currently has no plan to terminate any employee therefore did not record any liability.

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

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or in the Companies’ tax returns. Deferred taxes are determined based on the difference between the financial statement carrying amount and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of deferred tax assets will not be realized. The Company establishes a valuation allowance, if necessary, to reduce deferred tax assets to the amount more likely than not to be realized. As of December 31, 2025, and 2024, a valuation allowance was established by the Company to reduce the deferred tax assets to the amount supported by future reversals of existing temporary taxable differences.

The Company implements a two-step approach to recognize and measure the benefit of its tax positions. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on examination, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is greater than 50 percent (cumulative basis) likely to be realized upon settlement. The Company believes that its tax positions are all highly certain of being upheld upon examination. As such, as of December 31, 2025 and 2024 the Company has not recorded any unrecognized tax benefits.

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

The Company recorded stock options issued to non-employees at the grant date fair value and recognizes expenses over the related service period by using the straight-line attribution approach in accordance with ASU 2018-07. All awards are equity classified. The Company recognizes forfeitures of awards as they occur.

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

The Company holds shares in My City Builders, Inc. (“MYCB”) formerly known as Diamante Minerals, Inc., a publicly-traded company on the OTCQB.

Due to sales restrictions on the sale of the MYCB shares, the fair value of the shares was measured on the basis of the quoted market price for an otherwise identical unrestricted equity instrument of the same issuer that trades in a public market, adjusted to reflect the effect of the sales restrictions and is therefore, ranked as Level 2 asset.

o.	Basic and diluted net loss per share:

Basic net loss per share is computed based on the weighted average number of shares of common stock outstanding during each year. Diluted net income per share is computed based on the weighted average number of shares of common stock outstanding during each year plus dilutive potential equivalent common stock considered outstanding during the year, in accordance with ASC 260, “Earnings per Share”. For the years ended December 31, 2025 and 2024, all outstanding options and warrants have been excluded from the calculation of the diluted net loss per share since their effect was anti-dilutive.

p.	Concentrations of credit risk:

Financial instruments that potentially subject the Company and its subsidiaries to concentrations of credit risk consist principally of cash and cash equivalents.

Cash and cash equivalents are invested in banks in Israel, Spain, United States and Switzerland. Such deposits in Israel may be in excess of insured limits and are not insured in other jurisdictions.

Management believes that the financial institutions that hold the Company’s investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.

The Company and its subsidiaries have no off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

For the year ended December 31, 2025, 81% of the company revenue and 74% of Trade receivable balance comes from one customer Amazon.

Revenue Recognition

The Company’s revenues are primarily derived from: (i) selling products to customers through direct and third-party online channels; (ii) licensing cloud-enabled software subscriptions and associated maintenance and support; and (iii) services and product sales through its resale platform.The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers.

Under this standard, revenue is recognized when a contract exists, the performance obligations are identified, the transaction price is determined, and the Company satisfies its performance obligation by transferring control of the promised goods or services to the customer.

The following is a description of the Company’s primary revenue streams:

1.	Online Product Sales (Third-Party Marketplaces)

The Company sells products directly to customers, primarily through its online Amazon stores. The Company has determined that it acts as the principal in these arrangements because it controls the promised product before it is transferred to the customer, is primarily responsible for fulfilling the promise, and has full discretion in establishing prices in addition the inventory risk is on the comapny. Accordingly, revenues are recorded on a gross basis. Revenue is recognized at the point in time when control of the product is transferred to the customer. Shipping fees charged to customers are included in revenue, while outbound shipping costs are recorded in cost of revenue.

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Rights of Return:

Under standard contract terms, customers have a right of return of 90 days. The Company recognizes revenue net of an allowance for estimated returns based on historical experience. A refund liability is recorded for the amount of consideration the Company does not expect to receive. As of December 31, 2025, and 2024, the allowance for returns was $157 thousand and $164 thousand, respectively.

2.	Cloud-Enabled Software Subscriptions and Support

Revenue from cloud-enabled software subscriptions includes fees from customers accessing the Company’s enterprise cloud services. These services allow customers to use the software without taking physical possession. The Company’s performance obligation is satisfied over time as the customer receives and consumes the benefits of the cloud service. Revenue is recognized ratably over the contract term. Subscription arrangements are generally non-cancelable and do not contain refund-type provisions.

3.	Resale Platform (Consignment and Product Revenue)

The Company operates a resale platform where both buyers and sellers may be customers.

Consignment Revenue:

The Company generates revenue from the sale of secondhand apparel on behalf of sellers. The Company does not take title to the consigned goods. In these transactions, the Company acts as an agent and recognizes revenue on a net basis, representing the percentage of the proceeds retained as a commission. Revenue is recognized at the point of purchase by the buyer, as the performance obligation to the consignor is satisfied at that time.

Platform Product Revenue:

For sales of Company-owned inventory on the platform, the Company acts as the principal due to inventory risk and control of the goods. Revenue is recognized on a gross basis at the time of delivery and acceptance by the customer.

Cost of Revenue

Cost of consignment revenue consists of outbound shipping, outbound labor, and packaging costs. Cost of product revenue primarily consists of the inventory cost, inbound and outbound shipping, labor, packaging costs, and inventory write-downs.

Shipping Fees

The Company charges shipping fees to buyers, which are included in revenue. All outbound shipping costs are accounted for in cost of revenue at the time revenue is recognized.

Cost of Revenue Cost of consignment revenue consists of outbound shipping, outbound labor and packaging costs. Cost of product revenue mainly consists of the inventory cost, inbound shipping related to the sold merchandise, outbound shipping, outbound labor, packaging costs and inventory write-downs.

Returns

For the Resale platform The Company generally has a 14-day return period, and possibly longer accordingly to regulations which may change from time to time, and recognizes a returns reserve based on historical experience, which is recorded in accrued and other current liabilities within the Company’s consolidated balance sheets and reduction of revenue within the Company’s consolidated statements of operations. As of December 31, 2025, and 2024, the allowance for returns was $6 thousand and $0 thousand, respectively.

r.	Seller Payable

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

In June 2022, the FASB issued ASC 2022¬03 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring its fair value. The ASU also clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The ASU also introduces new disclosure requirements for equity securities subject to contractual sale restrictions. The ASU is effective for fiscal years beginning after December 15, 2024, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The adoption of ASC 2022¬03 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In December, 2023, the FASB issued ASU 2023¬09, Improvements to Income Tax Disclosures, which requires disclosure of disaggregated income taxes paid and received, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income taxrelated disclosures. The ASU will be effective for fiscal years beginning after December 15, 2024, and allows adoption on a prospective basis, with a retrospective option. The Company is in the process of assessing the impacts and method of adoption. This ASU impacts the Company’s income tax disclosures, but not Consolidated Financial Statements. See Note 12 - Taxes on Income.

v.	Recently issued not yet adopted accounting pronouncements

In November 2024, the FASB issued ASU No. 2024¬03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220¬40). The ASU improves the disclosures about a public business entity’s expenses and provides more detailed information about the types of expenses in commonly presented expense captions. The amendments require that at each interim and annual reporting period an entity will, inter alia, disclose amounts of purchases of inventory, employee compensation, depreciation and amortization included in each relevant expense caption (such as cost of sales, SG&A and research and development). The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating this ASU to determine its impact on the Company’s disclosures.

In July 2025, the FASB issued ASU 2025-05 “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”. The ASU introduces a practical expedient for all entities when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. Under the practical expedient, when developing reasonable and supportable forecast as part of estimating expected credit losses, an entity may assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. The ASU is effective for annual periods beginning after December 15, 2026 and interim periods within those annual periods. Early adoption is permitted.

In September 2025, the FASB issued ASU 2025-06 “Targeted Improvements to the Accounting for In-ternal-Use Software”. The ASU removes all references to software development stages throughout ASU 350-40. Therefore, under the ASU, an entity will be required to start capitalizing software costs when management has authorized and committed to funding the software project, and it is probable that the project will be completed and the software will be used to perform the function intended (‘probable-to-complete’ recognition threshold). In applying the probable-to-complete recognition threshold, an entity is required to consider whether there is significant uncertainty associated with the development activities of the software. The ASU is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual periods. The ASU allows adoption either on a prospective basis, a modified prospective approach or a retrospective approach. The Company is in the process of evaluating the effects of the ASU on its internal use software capitalization policy.

In September 2025, the FASB issued ASU 2025-07 “Derivatives Scope Refinements and Scope Clari-fication for Share-Based Noncash Consideration from a Customer in a Revenue Contract”. The ASU excludes from the derivative accounting certain non-exchange-traded contracts with contracts with un-derlying that are based on operations or activities specific to one of the parties to the contract. The ASU is effective for annual periods beginning after December 15, 2026 and interim periods within those annual periods. Early adoption is permitted. The amendment can be applied either prospectively to new contracts entered into on or after the date of adoption or on a modified retrospective basis through cumulative effect adjustment to the opening balance of retained earnings as of the beginning of the annual reporting period of adoption. The Company is in the process of evaluating the effects of the ASU on its contracts; however, the adoption is not expected to have a material effect on its consolidated financial position or results of operations.

In December 2025, the FASB issued ASU 2025-11 to amend the guidance in “Interim Reporting” (Topic 270). The update provides clarifications intended to improve the consistency and usability of interim disclosure requirements, including a comprehensive listing of required interim disclosures and a new disclosure principle for reporting material events occurring after the most recent annual period. The amendments do not change the underlying objectives of interim reporting but are designed to enhance clarity in application. The guidance is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years. The Company is in the process of evaluating the effects of the ASU on interim reporting.

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 3 - CASH AND CASH EQUIVALENTS

The Company’s cash and cash equivalents balance at December 31, 2025 and 2024 is denominated in the following currencies:

	December 31,
	2025	2024

US Dollars	1,641	4,216
New Israeli Shekels	540	497
Other	122	167
	2,303	4,880

The company also maintains a balance of $254 which is held as collateral for credit card, the amount in held in US Dollars.

NOTE 4 - OTHER RECEIVABLES AND PREPAID EXPENSES

	December 31,
	2025	2024

Prepaid expenses and other current assets	595	332
Government authorities	233	409
Insurance reimbursement	-	270
Other	107	107
Total	935	1,118

NOTE 5 - PROPERTY AND EQUIPMENT, NET

	Computers	Office
	and	furniture
	peripheral	and	Leasehold
	equipment	equipment	improvements	Total
Cost
Balance as at January 1, 2024	238	79	54	371
Additions	4	1	2	7
Disposal	(162)	(34)	(54)	(250)
Translation adjustments	8	(20)	-	(12)
Balance as at December 31, 2024	88	26	2	116

Balance as at December 31, 2024	88	26	2	116
Additions	21	-	40	61
Translation adjustments	(4)	-	-	(4)
Balance as at December 31, 2025	105	26	42	173

Accumulated Depreciation

Balance as at January 1, 2024	186	27	37	250
Additions	61	3	5	20
Disposal	(161)	(17)	(42)	(221)
Translation adjustments	4	(4)	-	-
Balance as at December 31, 2024	40	9	-	49

Balance as at December 31, 2024	40	9	-	49
Additions	13	5	-	18
Disposal	-	-	-	-
Translation adjustments	(6)	-	2	(4)
Balance as at December 31, 2025	47	14	2	63
Carrying amounts
As at December 31, 2024	48	17	2	67
As at December 31, 2025	58	12	40	110

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

In August 2024, the Company entered into a new office space lease agreement. The lease term is for 12 months beginning on July 1, 2024 and ending on June 30, 2025, with an option to extend for an additional 12 months. The company extended the office lease agreement to June 30, 2026.

In addition, 10 Peacks Ltd. entered an office space lease agreement in September 2025. The term is for 48 months beginning September 1,2025 and ending on August 30, 2029.

These operating leases are included in “Right of use asset” on the Company’s December 31, 2025 consolidated balance sheets and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligations to make lease payments are included in the current liabilities as “Operating lease liability” and in the non-current liabilities as “Operating lease liability - long term” on the Company’s December 31, 2025 consolidated balance sheets. As of December 31, 2025, right-of-use of asset was $106. Operating lease liabilities were $26 and non current operating lease liabilities were $85.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

The weighted average interest rate used to discount future lease payment was 14.1%.

Maturities of lease liabilities as of December 31, 2025 were as follows:

Year Ending:
2026	$40
2027	$35
Thereafter	$67
Less imputed interest:	$(31)
Total lease liabilities	$111

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 7 – BUSINESS COMBINATION

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

The results of operations of New Percentil have been included in the consolidated financial statements since the acquisition date of May 9 2025. New Percentil revenues and loss included in the Company’s consolidated statement of operations from May 9, 2025 through December 31, 2025 were $794 and $535 respectively. The Company has not presented supplemental pro forma information for the year ended December 31, 2024, or for the period from January 1, 2025, to May 9, 2025, as it was impracticable to do so. The acquired assets were a production unit obtained through a judicial insolvency process, and historical financial records for the specific unit were not available or were not prepared in accordance with US GAAP by the predecessor entity.

(a)	Consideration transferred

The Company paid €40,000 (approximately $45) and assumed liabilities which the Company had prior to bankruptcy as agreed with the insolvency court.

(b)	Primary Reasons for the Business Combination

The Company acquired the Percentil production unit to accelerate its expansion into the European re-commerce and circular fashion markets. As an expert in both AI-driven sizing technology and online retail operations, the Company intends to integrate its proprietary Naiz Fit and MySizeID algorithms into an established marketplace. This combination aims to optimize the consumer experience, reduce high return rates common in the second-hand apparel industry, and provide a scalable B2B “Circularity as a Service” solution to global fashion brands.

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

The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the acquisition date:

Thousands USD
Inventory	96
Fixed assets	42
Technology**	340
Goodwill	18
Other payables	(50)
Sellers payables	(401)
Total consideration paid	45

*	The estimated useful life of technology is 2 years.
**	The acquired technology intangible asset, with an estimated useful life of two years, was valued using the Multi-Period Excess Earnings Method (MEEM), an income-based approach that estimates the present value of future economic benefits attributable to the asset, after deducting contributory asset charges. Replacement cost considerations were used as a reasonableness check. The technology is classified as a Level 3 fair value measurement due to the use of significant unobservable inputs and the absence of an active market.

The $18 of goodwill recognized in the acquisition is primarily attributable to the following strategic factors:

Operational Synergies: The integration of the Company’s specialized online retail expertise and proprietary AI sizing algorithms, which are expected to drive revenue growth and operational efficiencies.

Cross-Platform Capabilities: The ability to leverage the Company’s existing retail infrastructure to sell Percentil products across multiple digital platforms, expanding market reach beyond the original marketplace. Market Presence and

Workforce: Access to an established customer base in the Spanish and European second-hand apparel markets and the value of the specialized expertise of the acquired assembled workforce.

The goodwill recognized in connection with this acquisition is not expected to be deductible for income tax purposes.

(c)	Acquisition-related costs

The Company incurred $7 in direct transaction costs during the year ended December 31, 2025 which were included in general and administrative expenses in the consolidated statements of income (loss).

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 7 – BUSINESS COMBINATION (Cont.)

Acquisition of ShoeSizeMe

On September 8, 2025, the company purchased 100% of the share capital of ShoeSizeMe AG.

The results of operations of ShoeSizeMe have been included in these consolidated financial statements since the acquisition date of September 8, 2025. ShoeSizeMe revenues included in the Company’s consolidated statement of operations from September 8 2025 through December 31, 2025 were $66.

(a)	Consideration transferred

In consideration for the purchase of the shares of ShoeSizeMe and in accordance with the Purchase Agreement, the Company (i) paid a cash payment of $142 and (ii) issued 241,093 shares of the Company’s common stock. The fair value of the shares for the purchase price allocation was determined using the closing price on September 8, 2025 at $338.

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

The following table summarizes the fair value of assets acquired and liabilities assumed as of the acquisition date:

Thousands USD
Cash	7
Account receivable	109
Other receivable	4
Technology*	521
Customer relationship	191
Goodwill**	615
Trade payables	(55)
Other payables	(126)
Loans	(778)
Total consideration paid	488

*	The technology and customer relationship with both estimated useful life of five years was valued using the Multi-Period Excess Earnings Method (MEEM), an income-based approach that estimates the present value of future economic benefits attributable to the asset, after deducting contributory asset charges. Replacement cost considerations were used as a reasonableness check. The technology is classified as a Level 3 fair value measurement due to the use of significant unobservable inputs and the absence of an active market. The estimated useful life of technology is 5 years.

**	Recognized goodwill assets related to the excess of the fair value of purchase consideration over the fair value of these identifiable assets and liabilities is recorded as goodwill, with an estimated indefinite useful life. The Goodwill recognized in the transaction is not tax deductible; however, the Company does not expect to realize the related tax benefits in the foreseeable future due to the uncertainty of generating sufficient taxable income.

(c)	Acquisition-related costs

The Company incurred $80 in direct transaction costs during the year-ended December 31, 2025 which were included in general and administrative expenses in the consolidated statements of income (loss).

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 8 – Goodwill and other Intangible assets

A. Identified intangible assets

Schedule of Intangible assets

	Selling Platform	Technology	Customer Relationships	Other	Total
	Thousands	Thousands	Thousands	Thousands	Thousands
	USD	USD	USD	USD	USD
Cost

As of January 1, 2024	333	321	816	86	1,556

Effect of changes in exchange rates	(2)	(19)	(48)	(5)	(74)
As of December 31, 2024	331	302	768	81	1,482
Addition	-	860	189	-	1,049
Effect of changes in exchange rates	-	62	105	11	178

As of December 31, 2025	331	1,224	1,062	92	2,709

Amortization
As of January 1, 2024	(213)	(80)	(145)	(21)	(459)

Amortization for the year	(109)	(55)	(113)	(17)	(294)
Effect of changes in exchange rates	-	7	12	2	21
As of December 31, 2024	(322)	(128)	(246)	(36)	(732)

Amortization for the year	(9)	(145)	(152)	(18)	(324)
Effect of changes in exchange rates	-	(14)	(37)	(6)	(57)
As of December 31, 2025	(331)	(287)	(435)	(60)	(1,113)

Carrying amount

As of December 31, 2024	9	174	522	45	750
As of December 31, 2025	-	937	627	32	1,596

Amortization

Amortization expenses recorded for identified intangible assets in the Consolidated Statements of Operations for each period and were as follows:

		December 31,	December 31,
	Line Item	2025	2024

Selling platform	Costs of revenues	9	109
Trademark	Sales and marketing	18	17
Technology	Costs of revenues	66	55
Technology	Sales and marketing	79	-
Customer relationships	Cost of revenues	32	-
Customer relationships	Sales and marketing	120	113
Total amortization expenses		324	294

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 8 – Goodwill and other Intangible assets (Cont.)

Future amortization expenses are expected to be as follows:

	31-12-26	31-12-27	31-12-28	31-12-29	31-12-30	Total

Future amortization expenses	549	356	297	307	87	1,596

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

In the second quarter of 2025, the Company performed an impairment assessment of its finite-lived intangible assets. For the intangibles of SaaS solutions, the Company performed a recoverability test by comparing the estimated undiscounted future cash flows to their carrying values. The analysis confirmed that the undiscounted cash flows exceeded the carrying values, and therefore no impairment was recorded.

For the Resale Platform intangibles, given the proximity of the acquisition to the balance sheet date and the absence of significant changes in economic or market conditions since the purchase, the Company concluded that no impairment indicators existed and the carrying values remain recoverable.

b.	Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2025 and 2024 were as follows:

	Fashion
	e-commerce
	platform	SaaS Solutions	Resale platform	Total
Balance as of December 31, 2023	134	624	-	758
Translation differences	(1)	7	-	6
Goodwill impairment	-	(631)	-	(631)
Balance as of December 31, 2024	133	-	-	133
Translation differences	11	-	-	11
Goodwill arising from purchase	-	621	19	640
Goodwill impairment	(144)	-	-	(144)
Balance as of December 31, 2025	-	621	19	640

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 8 – Goodwill and other Intangible assets (Cont.)

The Company operates its business through four reporting segments: (i) fashion e-commerce platform, (ii) SaaS solutions (iii) resale platform and (iv) wholesale. There was a goodwill impairment recognized under the wholesale segment. There was no impairment recognized for SaaS solutions. The company did not check impairment for the resale platform as it did not see any foreseeable changes in the market or performance of the segment since the recent purchase. See Note 16 for additional segment information.

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

The resulting cash flow for the SaaS solutions reporting unit amounts were discounted using the same rate of 25% compared to prior quarters, the Company used revenue growth rate of 4%-32% compared to 15%-70% at December 2023. The Company still assumed a terminal growth rate of 3%.

For the tests performed in September 30, 2024, the resulting cash flow for the Fashion e-commerce platform segment amounts were discounted using a slightly increased rate of 22% compared to 21.5% in prior quarters, The Company used a revenue growth rate of 7.5%-36.5% compared to 12.4%-50% at December 2023. The Company still assumed a terminal growth rate of 3%. No goodwill impairment was recorded for this reporting unit.

The Company performed it annual quantitative assessment as of December 31, 2024 for the Fashion e-commerce platform reporting unit fair value. The estimated fair value of the Fashion e-commerce platform reporting unit exceeded its estimated carrying amount by 5%.

This was based on the following assumptions:

Fashion
e-commerce platform
Discount rate	22.5%
Terminal growth rate	3%
Revenue growth rate	7.5%-65.6%

Goodwill impairment in 2025

During the second quarter of 2025, the Company experienced a triggering event in the reporting period due to sustained decreases in the Company’s share price and a decline in actual and forecasted operating results, prompting impairment assessments of goodwill and long-lived assets including definite-lived intangibles.

The table below indicates changes in the most significant inputs to the Company’s impairment analysis on each testing date since its last annual test for the Fashion e-commerce platform segment.

Fashion
e-commerce platform
Discount rate	22.5%
Terminal growth rate	3%
Revenue growth rate	7.5%-31.6%

The Company updated the forecasted future cash flows used in the impairment assessment, including revenues and margin to reflect current conditions. Other changes in valuation assumptions included selection of lower revenue growth rates based upon an assessment of current market conditions. As a result of this review, the Company did not identify an impairment to its definite-lived intangible assets or other long-lived assets, but the Company recorded a $144 non-deductible goodwill impairment charge during the second quarter of the year ended December 31, 2025 (level 3 fair value measurement).

No goodwill impairment was recorded for other reporting unit including the new reporting units – resale platform.

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 9 - Financial Liabilities

The book value of each of the financial liability categories is an acceptable approximation of fair value.

The financial liability maturities during the five years following the end of the financial year are shown below:

	Until	Until	Until	Until	Until	TOTAL
	31-12-26	31-12-27	31-12-28	31-12-29	31-12-30	31-12-24
Debts with credit institutions	94	52	11	-	768	925

Loans in the total amount of $132 (Euro 115) bearing interest between prime to prime +1.5% is due between March 2025 to May 2028.

Loan in the amount of $25 (CHF 21) payable quarterly with interest rate of 1.6% is due on September 2027.

Loan in the amount of $768 (CHF 600) with interest rate of 1.17% is payable on October 1, 2030.

NOTE 10 - RELATED PARTY TRANSACTIONS

A. Balances with related parties:

The following related party payables are included in liability to related parties:

	December 31,
	2025	2024
Officers (*)	26	70
Other related parties	51	66
Directors	16	15
	93	151

(*)	The amount includes the net salary payable.

B. Related parties’ benefits:

	Year ended December 31,
	2025	2024
Salaries and related expenses	1,327	1,344
Share based payments	386	204
Directors	65	60
	1,778	1,608

NOTE 11 - FINANCIAL INSTRUMENTS

The following tables present the Company’s significant assets and liabilities that are measured at fair value on recurring basis and their classification within the fair value hierarchy:

	December 31, 2025 Fair value hierarchy
	Level 1	Level 2	Level 3
Financial assets
Investment in marketable securities	-	2	-

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

The recognized profit (loss) and fair value (based on quoted market prices with a discount due to security restrictions on MYCB shares) of the marketable securities at December 31, 2025 and 204 were $5 and $1, respectively.

NOTE 12 - TAXES ON INCOME

a.	On December 31, 2025, the Company had U.S. federal net operating loss carryforwards of approximately $39,703 available to reduce future taxable income of which $15,005 will expire from 2026 until 2037 and the remaining amount of $24,698 may be carried forward to offset against future income for an indefinite period of time. Utilization of the U.S. net operating losses may be subject to substantial limitations due to the change of ownership provisions of the Internal Revenue Code of 1986.

My Size, Inc. has final tax assessments through 2020.

The U.S. corporate income tax rate 21%.

b.	Foreign tax:

1.	Tax rates:

Presented hereunder are the income tax rates relevant to the Company’s Israeli subsidiaries:

2025 - 23%
2024 - 23%

Presented hereunder are the income tax rates relevant to the Company’s Spanish subsidiaries:

2025 - 24%-25%
2024 - 24%

Presented hereunder are the income tax rates relevant to the Company’s Swiss subsidiary:

2025 – 20.5%

2.	The Company’s Israeli subsidiaries have estimated total available operating loss carryforwards of approximately $79,428 as of December 31, 2025. Of these carryforwards, a total of $46,163 are owned by Topspin Medical (Israel) Ltd. Topspin’s operating loss carryforwards may be offset only by future income with respect to the same operational activity by which it was incurred for an indefinite period of time. The other operating loss carryforwards are owned by My Size Israel 2014 Ltd, Orgad, Ro-trade and 10 pecks (the subsidiaries) may be carryforward to offset against future income for an indefinite period of time.

3.	Topspin Medical (Israel) Ltd has final tax assessments through 2018 and My Size (Israel) 2014 Ltd has final tax assessments through 2021.

4.	The Company has estimated total available operating loss carryforwards in Spain of approximately $3,121 as of December 31, 2025. Naiz and Percentil’s operating loss carryforward may be used to offset against future income for an indefinite period of time.

5.

The Company has estimated total available operating loss carryforwards in Switzerland of approximately $3,955 as of December 31, 2025. Operating loss carryforward may be used to offset against future income for an indefinite period of time. Most were purchased in acquisition.

6.	The company did not pay any taxes during the years ended December 31, 2024 and 2025 in any territory.

c.	U.S. and foreign components of loss, before income taxes consisted of:

	December 31,
	2025	2024
U.S	(2,670)	(1,168)
Non-U.S. (foreign)	(3,182)	(2,827)
	(5,852)	(3,995)

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

Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31,	December 31,
	2025	2024
Deferred tax assets:

Operating loss carryforwards	28,170	22,005
Stock-based compensation expense	86	102
Investment in marketable securities	420	419
Capitalized research and development expenses	107	140
Other temporary differences	35	24
Total deferred tax assets	28,818	22,690
Valuation allowance	(28,509)	(22,509)
Net deferred tax assets after valuation allowance	309	181

Deferred tax liabilities:

Intangible assets	(309)	(181)

Net deferred tax liability	-	-

The following table presents a reconciliation of the beginning and ending valuation allowance:

	December 31,
	2025	2024
Balance at beginning of the year	22,509	21,663
Additions in valuation allowance to the income statement	1,289	795
Additions in valuation allowance due to exchange rate foreign currency translation differences	1,877	51
Addition in return to provision	2,179	-
Additions in valuation allowance due to business combination	655	-
Balance at end of the year	(28,509)	(22,509)

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized.

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 12 - TAXES ON INCOME (Cont.)

The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are utilized. Based on consideration of these factors, the Company recorded a valuation allowance to reduce deferred tax assets to the amount supported by future reversals of existing taxable temporary differences at December 31, 2025 and 2024.

e.	Theoretical tax

The following presents the adjustment between the theoretical income tax benefit that would result from applying the U.S. federal statutory income tax rate to loss before income taxes amount and the reported income tax benefit included in the financial statements:

December 31,
2024
Loss before income taxes	3,995
Statutory income tax rate	21%
Computed “expected” income tax benefit	839
Foreign tax rate differences	60
Exchange rate differences	6
Nondeductible expenses	42
Impairment of goodwill	(152)
Change in valuation allowance	(795)
Income tax benefit	-

	December 31,
	2025	2025
Loss before income taxes	5,852
Statutory income tax rate	21%
Income taxes computed at the federal statutory rate	1,229
Domestic tax:
Nondeductible Share based payment	(24)	(* )%
Change in valuation allowance	(537)	(9)%
Israel:
Isarel tax rate differences	41	1%

Exchange rate differences in Israel	36	1%
Impairment of goodwill Israel	(33)	(1)%
Change in valuation allowance in Israel	(475)	(8)%
Spain:
Nondeductible Share based payment	(2)	(* )%
Tax rate differences	36	1%
Exchange rate differences	7	* %
Change in valuation allowance	(260)	(4)%
Other:
Change in valuation allowance and other	(18)	* %
Income tax benefit	-	-%

*	less than 1%.

The entire income tax benefit is a deferred tax benefit.

NOTE 13 - SHAREHOLDERS’ EQUITY

a.	Common stock confers upon their holders the right to receive notice to participate and vote in general meetings of the Company, and the right to receive dividends if declared.

b.	On January 21, 2025, the Company entered into an At The Market Offering Agreement (the “Offering Agreement”), with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which the Company may offer and sell, from time to time through Wainwright shares of the Company’s common stock having an aggregate offering price of up to $4.1 million. The Company is not obligated to make any sales of the shares under the Offering Agreement. The offering of shares pursuant to the Offering Agreement will terminate upon the earliest of (a) the sale of all of the shares subject to the Offering Agreement and (b) the termination of the Offering Agreement by Wainwright or the Company, as permitted therein. The Company agreed to pay to Wainwright a cash commission of 3% of the gross sales price of any Common Stock sold under the Offering Agreement. As of December 31, 2025, the Company sold 1,833,532 shares pursuant to the Offering Agreement for aggregate gross proceeds of approximately $3,391 ($3,130 net). Prepaid legal costs are classified as other non-current assets in the balance sheet.

c.	On April 19, 2024, the Company effected a one-for-eight reverse stock split of its common stock (the “Reverse Stock Split”) with the Company’s shares beginning trading on a post-split basis on the Nasdaq Capital Market on April 23, 2024. Upon the effectiveness of the Reverse Stock Split, every eight shares of the Company’s issued and outstanding common stock was automatically converted into one share of common stock, without any change in the par value per share. In addition, a proportionate adjustment was made to the per share exercise price and the number of shares issuable upon the exercise of all outstanding options and warrants entitling the holders to purchase common stock. Any fraction of a share of common stock that would otherwise have resulted from the Reverse Stock Split was rounded up to the next whole number. All the per-share data was adjusted to give retroactive effect of 1:8 reverse stock split effected in April 2024.

d.	On August 24, 2023, the Company entered into an inducement offer letter agreement (the “2023 Inducement Letter”) with a certain holder of certain of the Company’s existing warrants to purchase up to (i) 1,963,994 shares of the Company’s common stock issued on January 12, 2023 at an exercise price of $2.805 per share (the “January 2023 Warrants”), (ii) 6,864 shares of the Company’s common stock issued on January 17, 2020 at an exercise price of $94.00 per share (the “January 2020 Warrants”), and (ii) 47,153 shares of the Company’s common stock issued on October 28, 2021 at an exercise price of $31.50 per share, having terms ranging from 28 months to five and one-half years (the “October 2021 Warrants” and together with the January 2023 Warrants and the January 2020 Warrants, the “2023 Existing Warrants). Pursuant to the 2023 Inducement Letter, the holder agreed to exercise for cash its 2023 Existing Warrants to purchase an aggregate of 2,018,012 shares of the Company’s common stock at a reduced exercise price of $2.09 per share in consideration of the Company’s agreement to issue new common stock purchase warrants to purchase up to an aggregate of 5,367,912 shares of the Company’s common stock at an exercise price of $2.09 per share. The Company received aggregate gross proceeds of approximately $4.2 million from the exercise of the 2023 Existing Warrants by the holder, before deducting placement agent fees and other offering expenses payable by the Company. The net proceeds were approximately $3.6 million. As of December 31, 2024, the Company issued to the holder all of the exercised shares.

e.	On May 16, 2024, the Company entered into an inducement offer letter agreement (the “2024 Inducement Letter”) with a certain holder of certain of the Company’s existing warrants to purchase up to (i) 326,514 shares of the Company’s common stock issued on August 28, 2023 with a twenty-eight month term at an exercise price of $16.72 per share, and (ii) 344,475 shares of the Company’s common stock issued on August 28, 2023 with a five and one-half year term at an exercise price of $16.72 per share, ((i) and (ii) collectively, the “2024 Existing Warrants).

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

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 13 - SHAREHOLDERS’ EQUITY (Cont.)

c.	A summary of the warrant activity during the years ended December 31, 2025 and 2024 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life in
	Warrants	Price	Years

Outstanding, December 31, 2023	730,536	27.28	3.75
Issued	1,413,947	-	-
Expired or exercised	(1,328,639)	-	-
Outstanding, December 31, 2024	815,844	13.93	4.65
Issued	198,000	1.62
Expired or exercised	(8,782)	221.26	4.92
Outstanding, December 31, 2025	1,005,062	9.69	3.93
Exercisable, December 31, 2025	977,062	9.87	3.91

NOTE 14 - STOCK BASED COMPENSATION

The stock-based expense recognized in the financial statements for services received is related to cost of goods, research and development, sales and marketing and general and administrative expenses as shown in the following table:

	Year ended December 31,
	2025	2024

Stock-based compensation expense - Research and development	60	59
Stock-based compensation expense - Sales and marketing	2	46
Stock-based compensation expense - General and administrative	455	285
	517	390

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

On February 14, 2024, the Compensation Committee of the Company granted restricted common stock awards under the Company’s 2017 Equity Incentive Plan to Ronen Luzon, Or Kless (former Chief Financial Officer) and Billy Pardo, pursuant to which they were issued 37,500 restricted shares, 18,750 restricted shares and 18,750 restricted shares, respectively. The restricted shares shall vest in three equal installments on January 1, 2025, January 1, 2026 and January 1, 2027, conditioned upon continuous employment with the Company and subject to accelerated vesting upon a change in control of the Company. On the same day, the Company granted a total of 10,000 restricted stock units (“RSUs”) to its directors that will vest on January 1, 2025 and five-years options to purchase up to 6,875 shares of common stock to other employees of the Company at an exercise price of $3.832 per share. The option vesting period is over three years in three equal portions from the vesting commencement date.

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

On December 15, 2025, the Compensation Committee of the Company granted restricted common stock awards under the Company’s 2017 Equity Incentive Plan to Officers of the company employees and directors. pursuant to which they were issued 515,000 restricted shares collectively. The restricted shares shall vest based on high level performance and or retention.

The compensation cost resulting from the grant is approximately $453 and is expected to be recognized over a period of 3 years.

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

There were 515,000 shares of restricted common stock or RSUs granted during the year-ended December 31, 2025, compared to an aggregate of 91,875 options, shares of restricted common stock and RSUs granted during year-ended December 31,2 2024, under the Plan.

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 14 - STOCK BASED COMPENSATION (Cont.)

As of December 31, 2025, there was a total of $186 unrecognized compensation cost relating to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 0.8 years.

Share option activity during 2025 is as follows:

	2025
		Weighted
		average
	Number of	exercise
	options	price US$
Outstanding at January 1	13,926	6.97
Granted	-
Exercised	-
Expired	(2,550)	8.72
Outstanding at year end	11,376	6.57
Vested at year end	5,917	7.34

Share option activity during 2024 is as follows:

	2024
		Weighted
		average
Number of		Exercise
options		price US$
Outstanding at January 1	13,832	8.88
Granted	6,875	3.832
Exercised	-	-
Expired	(6,781)	-
Outstanding at year end	13,926	6.97
Vested at year end	7,926	8.72

During the year ended December 31,2025 and 2024, no option was exercised.

Options issued to consultants

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

During the year ended December 31, 2025, and 2024, the Company recorded $0 and $71, respectively, as stock-based equity awards with respect to the Consultant.

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

The award is a share-based payment accounted for under ASC 718, with vesting contingent upon continued service and the achievement of specific non-market performance and integration conditions. The grant-date fair value was measured using an option-pricing model and remains fixed for the duration of the award. In accordance with ASC 718, compensation expense is recognized only when it is deemed probable that the performance conditions will be achieved. As of December 31, 2025, management has determined that the achievement of these conditions is probable; accordingly, the grant-date fair value is being recognized as an expense over the requisite service period. The award is classified as equity, as it will be settled in a fixed number of shares with a fixed exercise price.

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 15- CONTINGENCIES AND COMMITMENTS

In July 2024, the Company was served with a legal complaint filed by Shimon Shukron in the Magistrate’s Court in Herzliya (the “Court”) for a monetary award in an amount of NIS 1,895,345 (approximately $510). The plaintiff alleges that due to the fire that broke out at Orgad’s warehouse in January 2023, the fire spread to the plaintiff’s business and caused heavy damage to the structure and contents, inventory of the business and loss of profits. The Company filed its statement of defense in September 2024. At this preliminary stage, the plaintiff did not provide sufficient documents to support his claims regarding the extent of the alleged damage. In June 2025, the Court appointed a third party appraiser to assess the damages. The Company evaluates the claim at a sum of NIS 325,000 (approximately $102), at this stage add and is recorded under current liabilities in the consolidated balance sheet.

Note 16– OPERATING SEGMENTS

The Company has the following four segments: (i) Fashion e-commerce platform, (ii) SaaS solutions, (iii) resale platform for apparel and (iv) wholesaling of footwear . This realignment reflects the way resources are allocated, and performance is assessed by the Chief Operating Decision Maker. The Fashion e-commerce platform which represents Orgad’s activity that was acquired by the Company in 2022, mainly operates on Amazon. The SaaS based innovative artificial intelligence driven measurement solutions, or SaaS Solutions operating segment consists of the Company and certain of its subsidiaries, My Size Israel, My Size LLC, Naiz and ShoeSizeMe (purchased in September 2025, see note 6). The resale platform currently operates as a separate segment under New Percentil following the closing of the Acquisition in May 2025. The other segment currently operates under Ten Peacks.

The CODM reviews total operating expenses and consolidated net loss to assess performance, forecast future financial results, and allocate resources. In assessing the Company’s financial performance and making strategic decisions, the CODM regularly reviews segment operational loss and operating expenses by function. This includes a review of budget versus actual expenses and cost of goods, sales and marketing salaries, and other segment expenses. For the Fashion e-commerce platform operating segment, the CODM also reviews gross profit and Amazon fees. For the SaaS Solutions operating segment, the CODM also reviews research and development expenses.

Revenue, costs of goods and other costs and expenses are generally directly attributed to the segments. These expenses include research and development-related expenses, costs of Amazon fees, cost of goods, and legal-related costs. Indirect costs are allocated to segments based on a reasonable allocation methodology, when such costs are significant to the performance measures of the operating segments. Indirect operating expenses, such as insurance, legal, and audit services, are mostly allocated based on revenues, most of which is allocated to the Fashion e-commerce platform segment.

Information related to the operations of the Company’s reportable operating segments is set forth below:

	Fashion e-commerce platform	SaaS Solutions	Resale Platform	Other	Total
As of the year ended December 31, 2025
Revenues from external customers	7,739	713	795	115	9,362
Cost of revenues	(5,957)	(68)	(281)	(55)	(6,361)
Research and development expenses	(54)	(543)	-	-	(597)
Amazon fees	(1,867)	-	-	-	(1,867)
Sales and marketing Salaries	(114)	(196)	(142)	(85)	(537)
Impairment of goodwill	(144)	-	-	-	(144)
Other Segment Items (*)	(3,488)	(1,231)	(848)	(29)	(5,596)
Segment loss	(3,885)	(1,325)	(476)	(54)	(5,740)

Reconciliation of Profit or Loss
Financial income, (expense) net					(112)
Loss before income taxes					(5,852)

Significant non-cash items:
Impairment of goodwill	(144)	-	-	-	(144)
Amortization	(9)	(216)	(154)	-	(379)
Share based payments	(465)	(53)	-	-	(518)

(*)	Other segments items include shared based payments, rent and related expenses, professional services, insurance and other expenses.

	Fashion e-commerce platform	SaaS Solutions	Resale Platform	Other	Total
As of December 31, 2025
Assets	6,733	2,455	626	390	10,204

MY SIZE, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

Note 16– OPERATING SEGMENTS (Cont.)

	Fashion
	e-commerce platform	SaaS Solutions	Total
As of the year ended December 31, 2024
Revenues from external customers	7,528	729	8,257
Cost of revenues	(4,866)	(68)	(4,934)
Research and development expenses	-	(429)	(429)
Amazon fees	(2,094)	-	(2,094)
Sales and marketing Salaries	(137)	(415)	(552)
Impairment of goodwill	-	(631)	(631)
Other Segment Items (*)	(2,493)	(1,068)	(3,561)
Segment loss	(2,062)	(1,882)	(3,944)

Reconciliation of Profit or Loss
Financial income (expense), net			(51)
Loss before income taxes			(3,995)
Significant non-cash items:

Amortization (**)	(109)	(185)	(294)
Other Income (***)	275	-	275
Impairment of goodwill (**)	-	(631)	(631)
Share based payments	(256)	(134)	(390)

(*)	Other segments items include shared based payments, rent and related expenses, professional services, insurance and other expenses.

	Fashion e-commerce platform	SaaS Solutions
As of December 31, 2024
Assets	8,066	1,993

NOTE 17 – OTHER PAYABLES

Other payables under current liabilities in the consolidated balance sheets consisted of the following:

	December 31, 2025	December 31, 2024
Accrued expenses	215	268
Government authorities	26	-
Deferred revenue	72	86
Provision for returns	158	164
Conditional commitments	25	-
Other current liabilities	950	121
Other payables	$1,446	$639

