Form 10-Q
period 2026-03-31
My Size, Inc.
filed 2026-05-14
CIK 1211805

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of May 14, 2026, 4,818,164 shares of common stock, par value $0.001 per share were issued and outstanding.

MY SIZE, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2026

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

My Size, Inc. and Subsidiaries

Condensed Consolidated

Interim

Financial Statements

As of March 31, 2026

(unaudited)

U.S. Dollars in Thousands

1

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Financial Statements as of March 31, 2026 (Unaudited)

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Balance Sheets (Unaudited)

U.S. dollars in thousands (except share data and per share data)

	March 31,	December 31,
	2026	2025

Assets
Current Assets:
Cash and cash equivalents	654	2,303
Restricted cash	256	254
Inventory	3,411	3,034
Account receivables	890	1,214
Other receivables and prepaid expenses	981	935
Total current assets	6,192	7,740

Property and equipment, net	103	110
Operating right-of-use asset	97	106
Intangible assets	1,449	1,596
Goodwill	634	640
Investment in marketable securities	2	2
Other non-current asset	10	10
Total non-current assets	2,295	2,464

Total assets	8,487	10,204

Liabilities and stockholders’ equity

Current liabilities:
Operating lease liability	24	26
Short-term loans	387	94
Trade payables	1,428	2,221
Liabilities to related parties	48	93
Seller payables	234	251
Other payables	1,545	1,446
Total current liabilities	3,666	4,131

Long-term loans	788	831
Operating lease liability	80	85
Total non-current liabilities	868	916
Commitments and contingent
Total liabilities	4,534	5,047

Stockholders’ equity:
Stock Capital -
Common stock of $0.001 par value - Authorized: 250,000,000 shares; Issued and outstanding:
4,818,164 and 4,639,784 as of March 31, 2026 and December 31, 2025, respectively	5	5
Additional paid-in capital	75,870	75,590
Accumulated other comprehensive loss	(718)	(710)
Accumulated deficit	(71,204)	(69,728)
Total stockholders’ equity	3,953	5,157
Total liabilities and stockholders’ equity	8,487	10,204

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Statements of Comprehensive Loss (Unaudited)

U.S. dollars in thousands (except share data and per share data)

	Three-Months Ended March 31,
	2026	2025

Revenues	2,394	1,479
Cost of revenues	(1,454)	(1,059)
Gross profit	940	420

Operating expenses
Research and development	(239)	(82)
Sales and marketing	(890)	(567)
General and administrative	(1,217)	(831)
Total operating expenses	(2,346)	(1,480)
Operating loss	(1,406)	(1,060)
Financial income (expenses), net	(70)	-
Loss before taxes	(1,476)	(1,060)

Net loss	(1,476)	(1,060)
Other comprehensive income (loss):

Foreign currency translation differences	(8)	21

Total comprehensive loss	(1,484)	(1,039)

Basic and diluted loss per share	(0.31)	(0.51)
Basic and diluted weighted average number of shares outstanding	4,790,650	2,093,949

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Statements of Changes in Stockholders’ Equity (Unaudited)

U.S. dollars in thousands (except share data and per share data)

				Accumulated
			Additional	other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Number	Amount	capital	loss	deficit	equity

Balance as of January 1, 2026	4,639,784	5	75,590	(710)	(69,728)	5,157
Stock-based compensation related to options granted to employees and consultants	-	-	90	-	-	90
Issuance of shares pursuant to At The Market Offering Agreement - net of $7 issuance cost**	178,380	*	190	-	-	190

Total comprehensive loss	-	-	-	(8)	(1,476)	(1,484)
Balance as of March 31, 2026	4,818,164	5	75,870	(718)	(71,204)	3,953

(*)	Represents an amount less than $1.
(**)	See note 7

				Accumulated
			Additional	other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders’
	Number	Amount	capital	loss	deficit	equity

Balance as of January 1, 2025	2,040,159	2	71,608	(825)	(63,876)	6,909
Stock-based compensation related to options granted to employees and consultants	10,000	*	22	-	-	22
Offering Agreement - net of $5 issuance cost**	60,589	*	137	-	-	137
Total comprehensive loss	-	-	-	21	(1,060)	(1,039)
Balance as of March 31, 2025	2,110,748	2	71,767	(804)	(64,936)	6,029

(*)	Represents an amount less than $1
(**)	See note 7

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Statements of Cash Flows (Unaudited)

U.S. dollars in thousands

	Three-Months Ended
	March 31,
	2026	2025

Cash flows from operating activities:
Net loss	(1,476)	(1,060)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	55	4
Change in operating lease right-of-use asset	9	4
Amortization of intangible assets	118	38
Change in liabilities to related parties	(45)	(79)
Interest earned	(2)	-
Interest on long-term liabilities	13	2
Interest paid	(13)	(2)
Revaluation of investment in marketable securities	-	(7)
Stock based compensation	90	22
Change in inventory	(377)	331
Change in account receivable	324	(256)
Changes in operating lease liabilities	(7)	(1)
Change in other receivables and prepaid expenses	(46)	47
Change in trade payables	(792)	(497)
Change in other payables	98	186
Change in Seller payables	(18)	-
Net cash used in operating activities	(2,069)	(1,268)

Cash flows from investing activities:
Purchase of property and equipment	(46)	-
Net cash used in investing activities	(46)

Cash flows from financing activities:
Proceeds from issuance of shares, net of issuance costs	190	137
Repayment of loans	(137)	(42)
Proceeds from loan	400	-

Net cash provided by financing activities	453	95

Effect of exchange rate fluctuations on cash and cash equivalents	13	(12)
Decrease in cash and cash equivalents	(1,649)	(1,185)
Cash and cash equivalents at the beginning of the period	2,303	4,880
Cash and cash equivalents at the end of the period	654	3,695

Cash and Cash Equivalents	654	3,695
Restricted cash	256	-
Cash, Cash Equivalents and Restricted Cash at End of the Year	910	3,695

Supplemental disclosure of Cash Flow Information:
Cash paid for interest	13	2

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

Following the acquisitions of Naiz Fit Bespoke Technologies, S.L (“Naiz” or “Naiz Fit’) in October 2022 and ShoeSize.Me AG (“ShoeSizeMe”) in September 2025 (refer to note 7), the Company expanded its offering outreach and customer base. Following the acquisition of Orgad International Marketing Ltd. (“Orgad”) in February 2022, the Company also operates an omnichannel e-commerce platform.

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

The Company paid for the total transaction an amount of €40 (approximately $45) cash payment and the assumption of certain customers, social security and debt liabilities. The Acquisition was financed through existing cash reserves and does not involve the issuance of additional shares or debt.

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

b.	Since inception, the Company has incurred significant losses and negative cash flows from operations and has an accumulated deficit of $71,204. The Company’s management expects to continue generating losses and negative cash flows for the foreseeable future. Based on projected cash flows and balances as of March 31,2026, management believes existing cash will be sufficient to fund operations for less than 12 months, creating substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to mitigate this include continuing product commercialization, acquiring technology or intellectual property, and securing financing through equity sales, debt, or strategic partnerships. However, there is no guarantee that additional funds will be available on acceptable terms or at all. If the Company fails to successfully commercialize its products or secure sufficient financing, it may be forced to cease operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The financial statements include no adjustments for measurement or presentation of assets and liabilities, which may be required should the Company fail to operate as a going concern.

MY SIZE, INC. AND ITS SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 1 - General (Cont.)

In January 2025, we entered into an Offering Agreement with H.C. Wainwright & Co., LLC, as agent (“Wainwright”) pursuant to which we may offer and sell, from time to time through Wainwright shares of our common stock having an aggregate offering price of up to $4.1 million. We agreed to pay Wainwright a commission at a fixed rate of 3.0% of the aggregate gross proceeds from each sale of the shares under the Offering Agreement. As of the date hereof, we sold 2,011,912 shares pursuant to the Offering Agreement for aggregate gross proceeds of approximately $3,587.

The financial statements include no adjustments for measurement or presentation of assets and liabilities, which may be required should the Company fail to operate as a going concern.

c.	In late February 2026, Israel and the United States preemptively attacked Iran, in order to eliminate Iran’s nuclear and ballistic missile capabilities, and to target the Islamic fundamentalist regime governing Iran, which has threatened Israel’s existence. As part of this conflict, Iran launched missile attacks throughout Israel. This war followed similar conflicts in June 2025, and April 2024 and October 2024, during which Iran launched ballistic missile attacks against Israel, and Israel conducted strikes against Iranian military and nuclear infrastructure. The direct conflicts with Iran ran parallel to, and followed upon, a two-year war (from October 2023 until October 2025) during which Israel was attacked by Hamas and Hezbollah, terrorist groups sponsored by Iran operating out of the Gaza Strip and Lebanon, respectively. and declared war in response, which included ground operations in the Gaza Strip and southern Lebanon. Other Iranian sponsored terrorist organizations in the Middle East, including the Houthi terrorist group in Yemen, have also attacked Israel with various types of missiles and drones as part of these conflicts, and Israel has responded with air force attacks. By late April 2026, a series of fragile ceasefires were brokered to pause direct state-on-state hostilities, though the long-term stability and economic impact of these agreements remain uncertain as of the reporting date. On April 8, 2026, the United States and Iran agreed to a temporary ceasefire with the aim of reaching a permanent agreement and ending the war and on April 16, 2026, a cessation of hostilities was announced between Israel and Lebanon. However, the military operation in Lebanon against Hezbollah is still ongoing and the Iran ceasefire remains fragile, with reports of continued military operations by both sides.

The security situation in Israel has had an immaterial effect on its operations and financial results so far. This is attributable to its offices in Spain which has become a hub for the Company’s sizing solutions business. The majority of Orgad’s inventory utilizes fulfillment by Amazon rather than fulfilling directly. Inventory is now maintained and orders are shipped from regional Amazon warehouses, thereby reducing exposure to inventory risk and contributing to operating efficiencies. For the time being there is an effect on shipping costs that marginally affects the Company.

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

The accompanying unaudited condensed consolidated interim financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements are comprised of the financial statements of the Company. In management’s opinion, the interim financial data presented includes all adjustments necessary for a fair presentation. All intercompany accounts and transactions have been eliminated. Operating results for the three months ended March 31, 2026 not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2026.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2025.

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

	March 31, 2026
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial assets

Investment in marketable securities	-	2	-

MY SIZE, INC. AND ITS SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 3 - Financial Instruments (Cont.)

	December 31, 2025
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial assets

Investment in marketable securities (*)	-	2	-

(*)	For the three-month period ended March 31, 2026 and 2025, the Company recognized gain (based on quoted market prices with a discount due to security restrictions on iMine shares) of the marketable securities was $0 and $7 respectively.

Note 4 - Stock Based Compensation

The stock-based expense equity awards recognized in the financial statements for services received is related to Cost of Revenues, Research and Development, Sales and Marketing and General and Administrative expenses as shown in the following table:

	Three months ended
	March 31,
	2026	2025
Stock-based compensation expense – Cost of revenues	-	-
Stock-based compensation expense - Research and development	8	6
Stock-based compensation expense - Sales and marketing	-	-
Stock-based compensation expense - General and administrative	82	16
	90	22

MY SIZE, INC. AND ITS SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 4 - Stock Based Compensation (Cont.)

Stock Option Plan for Employees:

The total number of shares of common stock which may be granted to directors, officers and employees under this plan, is limited to 756,691 shares.

During the three-month periods ended March 31, 2025, and 2026 the Company did not grant any options, restricted stock and RSUs and no options were exercised.

The total stock option compensation expense for employees during the three-month period ended March 31, 2026 and 2025 was $47 and $22, respectively.

Note 5 - Contingencies and Commitments

In July 2024, the Company was served with a legal complaint filed by Shimon Shukron in the Magistrate’s Court in Herzliya (the “Court”) for a monetary award in an amount of NIS 1,895,345 (approximately $652). The plaintiff alleges that due to the fire that broke out at Orgad’s warehouse in January 2023, the fire spread to the plaintiff’s business and caused heavy damage to the structure and contents, inventory of the business and loss of profits. The Company filed its statement of defense in September 2024. At this preliminary stage, the plaintiff did not provide sufficient documents to support his claims regarding the extent of the alleged damage. In June 2025, the Court appointed a third party appraiser to assess the damages. The Company evaluates the claim at a sum of NIS 325,000 (approximately $112), at this stage add and is recorded under current liabilities in the consolidated balance sheet.

MY SIZE, INC. AND ITS SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 6 – Operating Segments

The Company has the following four segments: (i) Fashion e-commerce platform, (ii) SaaS solutions, (iii) resale platform for apparel and (iv) others. This realignment reflects the way resources are allocated, and performance is assessed by the Chief Operating Decision Maker. The Fashion e-commerce platform which represents Orgad’s activity that was acquired by the Company in 2022, mainly operates on Amazon. The SaaS based innovative artificial intelligence driven measurement solutions, or SaaS Solutions operating segment consists of the Company and certain of its subsidiaries, My Size Israel, My Size LLC, Naiz and ShoeSizeMe (purchased in September 2025). The resale platform currently operates as a separate segment under New Percentil following the closing of the Acquisition in May 2025. The other segment currently operates under Ten Peacks.

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

Information related to the operations of the Company’s reportable operating segments is set forth below:

	Fashion
	e-commerce	SaaS	Resale
	platform	Solutions	Platform	Others	Total
As of the three months ended March 31, 2026
Revenues from external customers	1,798	236	343	17	2,394
Cost of revenues	(1,262)	(62)	(120)	(10)	(1,454)
Research and development expenses	(62)	(169)	(4)	(4)	(239)
Amazon fees	(465)	-	-	-	(465)
Sales and marketing salaries	(44)	(65)	-	(92)	(201)
Other Segment Items (*)	(567)	(358)	(390)	(126)	(1,441)
Segment loss	(602)	(418)	(171)	(215)	(1,406)

Reconciliation of Profit or Loss
Financial income, (expense) net					(70)
Loss before income taxes					(1,476)

Significant non-cash items:
Amortization	-	(67)	(25)		(92)
Share based payments	(81)	(9)			(90)

(*)	Other segments items include share based payments, rent and related expenses, professional services, insurance and other expenses.

	Fashion e-commerce platform	Saas Solution	Resale Platform	Others
As of March 31, 2026:
Assets	5,303	2,183	588	413

	Fashion
	e-commerce	SaaS
	platform	Solutions	Total
As of the three months ended March 31, 2025
Revenues from external customers	1,307	172	1,479
Cost of revenues	(1,051)	(8)	(1,059)
Research and development expenses	-	(82)	(82)
Amazon fees	(385)	-	(385)
Sales and marketing salaries	(31)	(90)	(121)
Other Segment Items (*)	(665)	(227)	(892)
Segment loss	(825)	(235)	(1,060)

Reconciliation of Profit or Loss
Loss before income taxes	(825)	(235)	(1,060)

Significant non-cash items:
Amortization	(9)	(29)	(38)
Share based payments	(14)	(8)	(22)

(*)	Other segments items include shared based payments, rent and related expenses, professional services, insurance and other expenses.

	Fashion
	e-commerce
	platform	Saas Solution
As of March 31, 2025:
Assets	6,371	2,380

MY SIZE, INC. AND ITS SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 7 – Significant events during the reporting period.

a.	On January 21, 2025, the Company entered into an At The Market Offering Agreement (the “Offering Agreement”), with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which the Company may offer and sell, from time to time through Wainwright shares of the Company’s common stock having an aggregate offering price of up to $4.1 million. The Company is not obligated to make any sales of the shares under the Offering Agreement. The offering of shares pursuant to the Offering Agreement will terminate upon the earliest of (a) the sale of all of the shares subject to the Offering Agreement and (b) the termination of the Offering Agreement by Wainwright or the Company, as permitted therein. The Company agreed to pay to Wainwright a cash commission of 3% of the gross sales price of any shares of common stock sold under the Offering Agreement. As of March 31, 2026, the Company sold 2,011,912 shares pursuant to the Offering Agreement for aggregate gross proceeds of approximately $3.59 million.

b.	On January 27 2026, the Company entered into a Capital Advance agreement with Payoneer Inc. Under the terms of this arrangement, the Company received an upfront cash advancement of $400 in exchange for the commitment of future marketplace future sales. Payoneer automatically collects a contractually agreed-upon 21% of the Company’s gross daily marketplace payouts until the total face-value obligation of $424 is fully satisfied. The facility is non-compounding, features a single fixed capital fee of $24, and is structurally scheduled for full settlement within the current fiscal year. The Company determined that in accordance with ASC 470-10-25-2 that the agreement gives rise to a debt instrument. Consequently, in accordance with ASC 470 (Debt), the arrangement is accounted for as a Short term Loan and is classified within Current Liabilities on the Consolidated Balance Sheet. The fee of $24 is recorded over the term of the loan in the financial expenses in the consolidated Income statement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that we believe to be relevant to an assessment and understanding of our results of operations and financial condition for the periods described. This discussion should be read together with our condensed consolidated interim financial statements and the notes to the financial statements, which are included in this Quarterly Report on Form 10-Q. This information should also be read in conjunction with the information contained in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission, or the SEC on April 15, 2026, or the Annual Report, including the consolidated annual financial statements as of December 31, 2025 and their accompanying notes included therein.

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

Unless the context otherwise requires, all references to “we,” “us,” “our” or “the Company” in this Quarterly Report on Form 10-Q are to MySize, Inc., a Delaware corporation, and its subsidiaries, including MySize Israel 2014 Ltd. My Size LLC, Orgad International Marketing Ltd., or Orgad, Naiz Bespoke Technologies, S.L, or Naiz Fit, New Percentil S.L. or “New Percentil, ShoeSize.Me AG o r ShoeSizeMe and Ten Peacks Ltd. Or Ten Peacks taken as a whole.

References to “U.S. dollars” and “$” are to currency of the United States of America, and references to “NIS” are to New Israeli Shekels. Unless otherwise indicated, U.S. dollar translations of NIS amounts presented in this Quarterly Report on Form 10-Q for three months ended on March 31, 2026 are translated using the rate of NIS 3.165 to $1.00.

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

Results of Operations

The table below provides our results of operations for the periods indicated.

	Three months ended
	March 31,
	2026	2025
	(dollars in thousands)
Revenues	$2,394	$1,479
Cost of revenues	(1,454)	(1,059)
Gross profit	940	420
Research and development expenses	(239)	(82)
Sales and marketing	(890)	(567)
General and administrative	(1,217)	(831)
Operating loss	(1,406)	(1,060)
Financial income (expenses), net	(70)	-
Net loss	$(1,476)	$(1,060)

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Revenues

Our revenues for the three months ended March 31, 2026 amounted to $2,394,000 compared to $1,479,000 for the three months ended March 31, 2025. The increase in the three months ended March 31, 2026 from the corresponding period is primarily attributable to an increase in fashion e-commerce platform as well as well as the inclusion of revenue generated by Percentil in the consolidated report.

Cost of Revenues

Our cost of revenues expenses for the three months ended March 31, 2026 amounted to $1,454,000 compared to $1,059,000 for the three months ended March 31, 2025. The increase in comparison with the corresponding period was mainly due to increase in amounts sold in Orgad and Rotrade.

Research and Development Expenses

Our research and development expenses for the three months ended March 31, 2026 amounted to $239,000 compared to $82,000 for the three months ended March 31, 2025. The increase from the corresponding period was mainly due to an increase in salaries expenses due to increased headcount and an increase in subcontractor expenses to align with our strategy to invest heavily in innovation.

Sales and Marketing Expenses

Our sales and marketing expenses for the three months ended March 31, 2026 amounted to $890,000 compared to $567,000 for the three months ended March 31, 2025. The increase primarily resulted from an increase in Amazon fees due to the increase in sales in Orgad and Rotrade as well as the inclusion of Percentil’s sales and marketing expenses in the consolidated report.

General and Administrative Expenses

Our general and administrative expenses for the three months ended March 31, 2026 amounted to $1,217,000 compared to $831,000 for the three months ended March 31, 2025. The increase was attributable to the increased in consulting expenses for investor relations as well as the as the inclusion of Percentil’s general and administrative expenses in the consolidated report.

Operating Loss

As a result of the foregoing, for the three months ended March 31, 2026, our operating loss was $1,406,000 an increase of $320,000, or 33%, compared to our operating loss for the three months ended March 31, 2025 of $1,060,000.

Financial Income (Expenses), Net

Our financial expenses for the three months ended March 31, 2026 $70,000 compared to financial income of $182 for the three months ended March 31, 2025.

Net Loss

As a result of the foregoing, our net loss for the three months ended March 31, 2026 was $1,476,000, compared to net loss of $1,060,000 for the three months ended March 31, 2025. The increase in net loss was mainly due to the reasons mentioned above.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through public and private offerings of debt and equity securities in the State of Israel and in the United States

As of March 31, 2026, we had cash, cash equivalents and restricted cash of $910,000 compared to $2,557,000 of cash, cash equivalents and restricted cash as of December 31, 2025. This decrease primarily resulted from offset by payments that were made to suppliers, resources that were deployed to grow our businesses and payments.

In January 2025, we entered into an At The Market Offering Agreement, or the Offering Agreement with H.C. Wainwright & Co., LLC, as agent, or Wainwright, pursuant to which we may offer and sell, from time to time through Wainwright shares of our common stock having an aggregate offering price of up to $4.1 million. We agreed to pay Wainwright a commission at a fixed rate of 3.0% of the aggregate gross proceeds from each sale of the shares under the Offering Agreement. As of March 31, 2026 and the date hereof, we sold 2,011,912 pursuant to the Offering Agreement for aggregate gross proceeds of approximately $3.6 million.

Cash used in operating activities amounted to $2,069,000 for the three months ended March 31, 2026, compared to $1,268,000 for the three months ended March 31, 2025. The increase in cash used in operating activity is derived mainly from increase in the net loss offset by a change in inventory and account receivables.

Cash used in investing activities amounted to $46,000 for the three months ended March 31, 2026 while there was no cash used or provided both for the three months ended March 31, 2025. The cash used to purchase property and equipment.

Net cash provided by financing activities was $453,000 for the three months ended March 31, 2026, compared to $95,000 for the three months ended March 31, 2025. The cash flow from financing activities for the three months ended March 31, 2026 resulted from loan proceeds and the issuance of shares during the period.

We expect that the we will continue to generate losses and negative cash flows from operations for the foreseeable future. Based on the projected cash flows and cash balances as of the date of these financial statements, management is of the opinion that there is an uncertainty that its existing cash will be sufficient to fund operations for a period of more than 12 months. As a result, there is substantial doubt about the Company’s ability to continue as a going concern. We will need to raise additional capital, which may not be available on reasonable terms or at all. Additional capital would be used to accomplish the following:

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2026 were effective.

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

Item 1A. Risk Factors.

There have been no material changes to our risk factors from those disclosed in “Part I. Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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

My Size, Inc.

	By:	/s/ Ronen Luzon
Date: May 14, 2026		Ronen Luzon
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2026	By:	/s/ Oren Elmaliah
Oren Elmaliah
Chief Financial Officer
(Principal Financial and Accounting Officer)

