Form 10-Q
period 2026-06-30
My Size, Inc.
filed 2026-08-13
CIK 1211805

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 001-37370

MY SIZE, INC.

(Exact name of registrant as specified in its charter)

Delaware	51-0394637
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	I.D. No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of August 13, 2026, 728,482 shares of common stock, par value $0.001 per share were issued and outstanding.

MY SIZE, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2026

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

My Size, Inc. and Subsidiaries

Condensed Consolidated

Interim

Financial Statements

As of June 30, 2026

(unaudited)

U.S. Dollars in Thousands

1

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Financial Statements as of June 30, 2026 (Unaudited)

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Balance Sheets (Unaudited)

U.S. dollars in thousands (except share data and per share data)

	June 30,	December 31,
	2026	2025

Assets
Current Assets:
Cash and cash equivalents	453	2,303
Restricted cash	258	254
Inventory	1,961	3,034
Account receivables	927	1,214
Other receivables and prepaid expenses	667	935
Total current assets	4,266	7,740

Property and equipment, net	95	110
Operating right-of-use asset	92	106
Intangible assets	1,383	1,596
Goodwill	633	640
Investment in marketable securities	2	2
Other non-current asset	12	10
Total non-current assets	2,217	2,464

Total assets	6,483	10,204

Liabilities and stockholders’ equity

Current liabilities:
Bank overdraft	10	-
Operating lease liability	22	26
Short-term loans	206	94
Trade payables	1,032	2,221
Liabilities to related parties	117	93
Seller payables	217	251
Other payables	1,701	1,446
Total current liabilities	3,305	4,131

Long-term loans	775	831
Operating lease liability	56	85
Total non-current liabilities	831	916
Commitments and contingent
Total liabilities	4,136	5,047

Stockholders’ equity:
Stock Capital -
Common stock of $0.001 par value - Authorized: 250,000,000 shares; Issued and outstanding: 602,271 and 579,973 as of June 30, 2026 and December 31, 2025, respectively*	1	1
Additional paid-in capital	75,962	75,594
Accumulated other comprehensive loss	(660)	(710)
Accumulated deficit	(72,956)	(69,728)
Total stockholders’ equity	2,347	5,157
Total liabilities and stockholders’ equity	6,483	10,204

*	After giving effect to the reverse stock split, see also Note 1(c).

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Statements of Comprehensive Loss (Unaudited)

U.S. dollars in thousands (except share data and per share data)

	Six-Months Ended		Three-Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Revenues	5,464	3,485	3,070	2,006
Cost of revenues	(3,551)	(1,941)	(2,097)	(882)
Gross profit	1,913	1,544	973	1,124

Operating expenses
Research and development	(614)	(224)	(375)	(142)
Sales and marketing	(2,025)	(1,087)	(1,135)	(520)
General and administrative	(2,402)	(1,735)	(1,185)	(904)
Impairment of goodwill	-	(144)	-	(144)
Total operating expenses	(5,041)	(3,190)	(2,695)	(1,710)
Operating loss	(3,128)	(1,646)	(1,722)	(586)
Financial income (expenses), net	(100)	136	(30)	136
Loss before taxes	(3,228)	(1,510)	(1,752)	(450)

Net loss	(3,228)	(1,510)	(1,752)	(450)
Other comprehensive income (loss):

Foreign currency translation differences	50	(40)	58	(61)

Total comprehensive loss	(3,178)	(1,550)	(1,694)	(511)

Basic and diluted loss per share*	(5.37)	(4.78)	(2.92)	(1.32)
Basic and diluted weighted average number of shares outstanding*	600,560	324,450	600,560	386,467

*	After giving effect to the reverse stock split, see also Note 1(c)

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Statements of Changes in Stockholders’ Equity (Unaudited)

U.S. dollars in thousands (except share data and per share data)

				Accumulated
			Additional	other		Total
	Common stock***		paid-in	comprehensive	Accumulated	stockholders’
	Number	Amount	capital	loss	deficit	equity

Balance as of January 1, 2026	579,973	1	75,594	(710)	(69,728)	5,157
Stock-based compensation related to options granted to employees and consultants	-	-	178	-	-	178
Issuance of shares pursuant to At The Market Offering Agreement - net of $7 issuance cost**	22,298	-*	190	-	-	190
Total comprehensive loss	-	-	-	50	(3,228)	(3,178)
Balance as of June 30, 2026	602,271	1	75,962	(660)	(72,956)	2,347

(*)	Represents an amount less than $1.
(**)	See note 7
(***)	After giving effect to the reverse stock split, see also Note 1(c)

					Accumulated
				Additional	other		Total
	Common stock***			paid-in	comprehensive	Accumulated	stockholders’
	Number	Amount		capital	loss	deficit	equity

Balance as of January 1, 2025	255,020	1		71,609	(825)	(63,876)	6,909
Stock-based compensation related to options granted to employees and consultants	1,250	-	*	68	-	-	68
Issuance of shares pursuant to At The Market Offering Agreement - net of $215 issuance cost**	131,615	-	*	1,987	-	-	1,987
Total comprehensive loss	-	-		-	(40)	(1,510)	(1,550)
Balance as of June 30, 2025	387,885	1		73,664	(865)	(65,386)	7,414

(*)	Represents an amount less than $1.
(**)	See note 7
(***)	After giving effect to the reverse stock split, see also Note 1(c)

				Accumulated
			Additional	other		Total
	Common stock*		paid-in	comprehensive	Accumulated	stockholders’
	Number	Amount	capital	loss	deficit	equity

Balance as of April 1, 2026	602,271	1	75,874	(718)	(71,204)	3,953
Stock-based compensation related to options granted to employees and consultants	-	-	88	-	-	88
Total comprehensive loss	-	-	-	58	(1,752)	(1,694)
Balance as of June 30, 2026	602,271	1	75,962	(660)	(72,956)	2,347

(*)	After giving effect to the reverse stock split, see also Note 1(c)

					Accumulated
				Additional	other		Total
	Common stock***			paid-in	comprehensive	Accumulated	stockholders’
	Number	Amount		capital	loss	deficit	equity

Balance as of April 1, 2025	263,844	1		71,768	(804)	(64,936)	6,029
Stock-based compensation related to options granted to employees and consultants	-	-		46	-	-	46
Issuance of shares pursuant to At The Market Offering Agreement - net of $210 issuance cost**	124,041	-	*	1,850	-	-	1,850
Total comprehensive loss	-	-		-	(61)	(450)	(511)
Balance as of June 30, 2025	387,885	1		73,664	(865)	(65,386)	7,414

(*)	Represents an amount less than $1
(**)	See note 7
(***)	After giving effect to the reverse stock split, see also Note 1(c)

The accompanying notes are an integral part of the interim condensed consolidated financial statements.

MY SIZE, INC. AND ITS SUBSIDIARIES

Condensed Consolidated Interim Statements of Cash Flows (Unaudited)

U.S. dollars in thousands

	Six-Months Ended June 30,
	2026	2025

Cash flows from operating activities:
Net loss	(3,228)	(1,510)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	64	15
Change in operating lease right-of-use asset	14	5
Amortization of intangible assets	246	89
Impairment of goodwill	-	144
Change in liabilities to related parties	24	(97)
Interest earned	(4)	-
Interest on long-term liabilities	24	-
Interest paid	(24)	(5)
Revaluation of investment in marketable securities	-	(7)
Stock based compensation	178	68
Change in inventory	1,073	(9)
Change in accounts receivable	287	(118)
Changes in operating lease liabilities	(9)	(6)
Change in other receivables and prepaid expenses	269	286
Change in trade payables	(1,188)	(1,170)
Change in other payables	264	(250)
Change in Seller payables	(34)	(55)
Change in Other Current Liabilities	-	314
Net cash used in operating activities	(2,044)	(2,306)

Cash flows from investing activities:
Purchase of property and equipment	(47)	(16)
Purchase of Percentil	-	(45)
Proceeds from short-term deposits	-	7
Net cash used in investing activities	(47)	(54)

Cash flows from financing activities:
Proceeds from issuance of shares, net of issuance costs	190	1,987
Repayment of loans	(346)	-
Proceeds from loan	400	(97)

Net cash provided by financing activities	244	1,890

Effect of exchange rate fluctuations on cash and cash equivalents	(3)	(128)
Decrease in cash and cash equivalents	(1,850)	(598)
Cash and cash equivalents at the beginning of the period	2,303	4,880
Cash and cash equivalents at the end of the period	453	4,282

Cash and Cash Equivalents	453	4,282
Restricted cash	258	-
Cash, Cash Equivalents and Restricted Cash at end of the period	711	4,282

Supplemental disclosure of Cash Flow Information:
Cash paid for interest	24	5

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

Following the acquisitions of Naiz Fit Bespoke Technologies, S.L (“Naiz” or “Naiz Fit’) in October 2022 and ShoeSize.Me AG (“ShoeSizeMe”) in September 2025, the Company expanded its offering outreach and customer base. Following the acquisition of Orgad International Marketing Ltd. (“Orgad”) in February 2022, the Company also operates an omnichannel e-commerce platform.

Following the formation of a new subsidiary, New Percentil S.L. (“New Percentil”), and acquisition of a new business unit in May 2025, the Company also operates a resale platform that enables consumers to buy and sell primarily secondhand apparel.

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

b.

Since inception, the Company has incurred significant losses and negative cash flows from operations and has an accumulated deficit of $72,956. The Company’s management expects to continue generating losses and negative cash flows for the foreseeable future. Based on projected cash flows and balances as of June 30, 2026, management believes existing cash will be sufficient to fund operations for less than 12 months, creating substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to mitigate this include continuing product commercialization, acquiring technology or intellectual property, and securing financing through equity sales, debt, or strategic partnerships. However, there is no guarantee that additional funds will be available on acceptable terms or at all. If the Company fails to successfully commercialize its products or secure sufficient financing, it may be forced to cease operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Furthermore, on March 2, 2026, the Company received a formal deficiency notice letter from The Nasdaq Stock Market indicating that the Company is in violation of Nasdaq Listing Rule 5550(a)(2), as the closing bid price of our common stock fell below the minimum $1.00 per share threshold for 30 consecutive trading days. While the Company has been granted an initial compliance period until August 31, 2026, to regain compliance—which the Company is attempting to remedy via a Board-approved 1-for-8 reverse stock split—there is no guarantee it will meet Nasdaq’s continued listing standards. If the Company is delisted and ceases to be a publicly traded company, its ability to raise operational liquidity will be severely impaired, and it may be entirely unable to raise necessary funds through public capital markets. In addition, Nasdaq adopted a new continued listing rule requiring listed companies to maintain a minimum Market Value of Listed Securities (MVLS) of at least $5,000. However, on July 29, 2026, the SEC notified Nasdaq that it had received notices of intention to petition for review of the approval order and, pursuant to Rule 431(e) of the SEC’s Rules of Practice, the effectiveness of the approval order was automatically stayed pending further review by the SEC. As a result, the ultimate implementation, timing and scope of the MVLS requirement remains uncertain. If the rule goes into effect and the Company’s MVLS drops and remains below this $5,000 threshold for 30 consecutive business days, the Company will be subject to an immediate Staff Delisting Determination with no customary cure or compliance period. If the Company is delisted and ceases to be a publicly traded company, the Company’s ability to raise operational liquidity will be severely impaired, and it may be entirely unable to raise necessary funds through public capital markets

Management’s plans to mitigate this include continuing product commercialization, acquiring technology or intellectual property, and securing financing through equity sales, debt, or strategic partnerships. However, there is no guarantee that additional funds will be available on acceptable terms or at all.

The Company relies heavily on immediate external funding to support daily operations. Because of the Company’s constrained liquidity, it may currently be unable to fully service our outstanding debt obligations as they come due, presenting an imminent risk of default and significant financial distress in the near future If the Company fails to successfully commercialize its products or secure sufficient financing or properly manage its debt load, it may be forced to cease operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

The financial statements include no adjustments for measurement or presentation of assets and liabilities, which may be required should the Company fail to operate as a going concern.

MY SIZE, INC. AND ITS SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 1 - General (Cont.)

In January 2025, the Company entered into an Offering Agreement with H.C. Wainwright & Co., LLC, as agent (“Wainwright”) pursuant to which it may offer and sell, from time to time through Wainwright shares of the Company’s common stock having an aggregate offering price of up to $4.1 million. The Company agreed to pay Wainwright a commission at a fixed rate of 3.0% of the aggregate gross proceeds from each sale of the shares under the Offering Agreement. As of the date hereof, the Company sold 344,047 shares (after giving effect to the reverse stock split, see also Note 1(c)) pursuant to the Offering Agreement for aggregate gross proceeds of approximately $3,903.

The financial statements include no adjustments for measurement or presentation of assets and liabilities, which may be required should the Company fail to operate as a going concern.

Stock split

c.	Subsequent to the balance sheet date, on July 21, 2026, the stockholders of the Company approved an amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended, to effect a reverse stock split of the Company’s issued and outstanding common stock at a ratio ranging from 1-for-2 to 1-for-30, with the exact ratio to be determined by the Company’s board of directors. The board of directors subsequently approved a 1-for-8 reverse stock split, which became effective on August 12, 2026 with the shares beginning trading on a post-split basis on the Nasdaq Capital Market on August 13, 2026. All share and per share amounts for common stock, stock options and loss per share amounts have been adjusted to give retroactive effect to the reverse stock split for all periods presented in these financial statements.

c.	In late February 2026, Israel and the United States preemptively attacked Iran, in order to eliminate Iran’s nuclear and ballistic missile capabilities, and to target the Islamic fundamentalist regime governing Iran, which has threatened Israel’s existence. As part of this conflict, Iran launched missile attacks throughout Israel. This war followed similar conflicts in June 2025, and April 2024 and October 2024, during which Iran launched ballistic missile attacks against Israel, and Israel conducted strikes against Iranian military and nuclear infrastructure. The direct conflicts with Iran ran parallel to, and followed upon, a two-year war (from October 2023 until October 2025) during which Israel was attacked by Hamas and Hezbollah, terrorist groups sponsored by Iran operating out of the Gaza Strip and Lebanon, respectively. and declared war in response, which included ground operations in the Gaza Strip and southern Lebanon. Other Iranian sponsored terrorist organizations in the Middle East, including the Houthi terrorist group in Yemen, have also attacked Israel with various types of missiles and drones as part of these conflicts, and Israel has responded with air force attacks. By late April 2026, a series of fragile ceasefires were brokered to pause direct state-on-state hostilities, though the long-term stability and economic impact of these agreements remain uncertain as of the reporting date. On April 8, 2026, the United States and Iran agreed to a temporary ceasefire with the aim of reaching a permanent agreement and ending the war and on April 16, 2026, a cessation of hostilities was announced between Israel and Lebanon. However, the military operation in Lebanon against Hezbollah is still ongoing and the Iran ceasefire remains fragile, with reports of continued military operations by both sides.

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

The accompanying unaudited condensed consolidated interim financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements are comprised of the financial statements of the Company. In management’s opinion, the interim financial data presented includes all adjustments necessary for a fair presentation. All intercompany accounts and transactions have been eliminated. Operating results for the six months ended June 30, 2026 not necessarily indicative of the results that may be expected for any future period or for the year ending December 31, 2026.

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

	June 30, 2026
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial assets

Investment in marketable securities	-	2	-

MY SIZE, INC. AND ITS SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 3 - Financial Instruments (Cont.)

	December 31, 2025
	Fair value hierarchy
	Level 1	Level 2	Level 3
Financial assets

Investment in marketable securities (*)	-	2	-

(*)	For the six-month period and three months ended June 30, 2026 and 2025, the Company recognized gain (based on quoted market prices with a discount due to security restrictions on MYCB shares) of the marketable securities was $0.2, $0.2, $7 and $0.5 respectively.

Note 4 - Stock Based Compensation

The stock-based expense equity awards recognized in the financial statements for services received is related to Cost of Revenues, Research and Development, Sales and Marketing and General and Administrative expenses as shown in the following table:

	Six months ended
	June 30,
	2026	2025
Stock-based compensation expense - Research and development	45	14
Stock-based compensation expense - Sales and marketing	23	4
Stock-based compensation expense - General and administrative	110	50
	178	68

	Three months ended
	June 30,
	2026	2025
Stock-based compensation expense - Research and development	37	8
Stock-based compensation expense - Sales and marketing	23	-
Stock-based compensation expense - General and administrative	28	34
	88	46

MY SIZE, INC. AND ITS SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 4 - Stock Based Compensation (Cont.)

Stock Option Plan for Employees:

The total number of shares of common stock which may be granted to directors, officers and employees under the Company’s 2017 Equity Incentive Plan is limited to 94,586 shares.

During the six and three month periods ended June 30, 2026, the Company granted 11,875 options. During such period, no options were exercised and no restricted stock or RSUs have been vested.

During the six and three month periods ended June 30, 2025, the Company did not grant any options, restricted stock and RSUs and no options were exercised.

The total stock option compensation expense for employees during the six and three month periods ended June 30, 2026 and 2025 was $178, $88, $68 and $46, respectively.

Note 5 - Contingencies and Commitments

In July 2024, the Company was served with a legal complaint filed by Shimon Shukron in the Magistrate’s Court in Herzliya (the “Court”) for a monetary award in an amount of NIS 1,895,345 (approximately $636). The plaintiff alleges that due to the fire that broke out at Orgad’s warehouse in January 2023, the fire spread to the plaintiff’s business and caused heavy damage to the structure and contents, inventory of the business and loss of profits. The Company filed its statement of defense in September 2024. At such preliminary stage, the plaintiff did not provide sufficient documents to support his claims regarding the extent of the alleged damage. In June 2025, the Court appointed a third-party appraiser to assess the damages. In August 2026, the Company and Shimon Shukron have entered into an agreement pursuant to which the Company will pay NIS 425,000 in three monthly payments for all claims made (approximately $143), which agreement was approved by the Court. The total agreed amount has been accrued and recorded as current liabilities in the consolidated balance sheet as of June 30, 2026.

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

Information related to the operations of the Company’s reportable operating segments is set forth below:

	Fashion
	e-commerce	SaaS	Resale
	platform	Solutions	Platform	Others	Total
As of the six months ended June 30, 2026
Revenues from external customers	4,031	448	756	229	5,464
Cost of revenues	(3,082)	(92)	(263)	(114)	(3,551)
Research and development expenses	(155)	(349)	(100)	(10)	(614)
Amazon fees	(902)	-	-	-	(902)
Sales and marketing salaries	(92)	(159)	-	(213)	(464)
Other Segment Items (*)	(1,256)	(619)	(907)	(279)	(3,061)
Segment loss	(1,456)	(771)	(514)	(387)	(3,128)

Reconciliation of Profit or Loss
Financial income, (expense) net					(100)
Loss before income taxes					(3,228)

Significant non-cash items:
Amortization	-	(157)	(89)	-	(246)
Share based payments	(160)	(18)	-	-	(178)

(*)	Other segments items include share based payments, rent and related expenses, professional services, insurance and other expenses.

	Fashion
	e-commerce	Saas	Resale
	platform	Solution	Platform	Others	Total
As of June 30, 2026:
Assets	3,325	2,054	522	582	6,483

	Fashion and equipment e-commerce platform	SaaS Solutions	Resale Platform	Total
As of the six months ended June 30, 2025
Revenues from external customers	2,968	349	168	3,485
Cost of revenues	(1,816)	(15)	(110)	(1,941)
Research and development expenses	-	(205)	(19)	(224)
Amazon fees	(721)	-	-	(721)
Sales and marketing Salaries	(68)	(127)	-	(195)
Other Segment Items (*)	(1,405)	(494)	(151)	(2,050)
Segment loss	(1,042)	(492)	(112)	(1,646)

Reconciliation of Profit or Loss
Financial income,(expense) net				136
Loss before income taxes				(1,510)

Significant non-cash items:
Amortization	(9)	(80)	(32)	(121)
Share based payments	(45)	(23)	-	(68)

(*)	Other segments include shared based payments, rent and related expenses, professional services, insurance and other expenses.

MY SIZE, INC. AND ITS SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

U.S. dollars in thousands (except share data and per share data)

	Fashion
	e-commerce	SaaS	Resale
	platform	Solutions	Platform	Others	Total
As of the three months ended June 30, 2026
Revenues from external customers	2,233	211	413	213	3,070
Cost of revenues	(1,820)	(30)	(144)	(103)	(2,097)
Research and development expenses	(93)	(180)	(96)	(6)	(375)
Amazon fees	(437)	-	-	-	(437)
Sales and marketing salaries	(48)	(93)	-	(122)	(263)
Other Segment Items (*)	(689)	(261)	(517)	(153)	(1,620)
Segment loss	(854)	(353)	(344)	(171)	(1,722)

Reconciliation of Profit or Loss
Financial income, (expense) net					(30)
Loss before income taxes					(1,752)

Significant non-cash items:
Amortization	-	(90)	(64)	-	(154)
Share based payments	(79)	(9)	-	-	(88)

(*)	Other segments items include share based payments, rent and related expenses, professional services, insurance and other expenses.

	Fashion and equipment e-commerce platform	SaaS Solutions	Resale Platform	Total
As of the three months ended June 30, 2025
Revenues from external customers	1,661	177	168	2,006
Cost of revenues	(764)	(8)	(110)	(882)
Research and development expenses	-	(123)	(19)	(142)
Amazon fees	(336)	-	-	(336)
Sales and marketing Salaries	(37)	(37)	-	(74)
Other Segment Items (*)	(742)	(266)	(150)	(1,158)
Segment loss	(218)	(257)	(111)	(586)

Reconciliation of Profit or Loss
Financial income, net				136
Loss before income taxes				(450)

Significant non-cash items:
Amortization	-	(51)	(32)	(83)
Share based payments	(10)	(37)	-	(47)

	Fashion and equipment e-commerce platform	Saas Solution	Resale Platform	Others	Total
As of December 31, 2025
Assets	6,733	2,455	626	390	10,204

MY SIZE, INC. AND ITS SUBSIDIARIES

Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

U.S. dollars in thousands (except share data and per share data)

Note 7 – Significant events during the reporting period.

a.	On January 21, 2025, the Company entered into an At The Market Offering Agreement (the “Offering Agreement”), with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which the Company may offer and sell, from time to time through Wainwright shares of the Company’s common stock having an aggregate offering price of up to $4.1 million. The Company is not obligated to make any sales of the shares under the Offering Agreement. The offering of shares pursuant to the Offering Agreement will terminate upon the earliest of (a) the sale of all of the shares subject to the Offering Agreement and (b) the termination of the Offering Agreement by Wainwright or the Company, as permitted therein. The Company agreed to pay to Wainwright a cash commission of 3% of the gross sales price of any shares of common stock sold under the Offering Agreement. As of the date hereof, the Company sold 344,047 shares (after giving effect to the reverse stock split, see also Note 1(c)) pursuant to the Offering Agreement for aggregate gross proceeds of approximately $3.903 million.

b.	On January 27 2026, the Company entered into a Capital Advance agreement with Payoneer Inc. Under the terms of this arrangement, the Company received an upfront cash advancement of $400 in exchange for the commitment of future marketplace future sales. Payoneer automatically collects a contractually agreed-upon 21% of the Company’s gross daily marketplace payouts until the total face-value obligation of $424 is fully satisfied. The facility is non-compounding, features a single fixed capital fee of $24, and is structurally scheduled for full settlement within the current fiscal year. The Company determined that in accordance with ASC 470-10-25-2 that the agreement gives rise to a debt instrument. Consequently, in accordance with ASC 470 (Debt), the arrangement is accounted for as a Short term Loan and is classified within Current Liabilities on the Consolidated Balance Sheet. The fee of $24 is recorded over the term of the loan in the financial expenses in the consolidated Income statement.

Note 8 – Subsequent events after the reporting period

a.	On July 21, 2026, the Company’s board of directors approved a 1-for-8 reverse stock split of the Company’s issued and outstanding common stock, which went into effect on August 12, 2026, with the shares beginning trading on a post-split basis on the Nasdaq Capital Market on August 13, 2026. Upon effectiveness, every eight (8) issued and outstanding shares of common stock have automatically combined into one (1) issued and outstanding share of common stock. Fractional shares resulting from the reverse stock have not been issued. Instead, each stockholder was entitled to receive a cash payment in lieu of such fractional share.

All share and per-share amounts presented in the accompanying financial statements, including common shares outstanding, earnings (loss) per share, and other applicable disclosures, have been retroactively adjusted to give effect to the 1-for-8 reverse stock split for all periods presented.

b.	Subsequent to June 30, 2026 and through the date hereof, the Company sold an aggregate of 92,558 shares (after giving effect to the reverse stock split, see also Note 1(c)), pursuant to the Offering Agreement with Wainwright, for gross proceeds of approximately $0.3 million.

c.

On August 5, 2026, the Company entered into an Equity Purchase Agreement with an investor, pursuant to which, subject to the satisfaction of the conditions set forth therein, the Company has the right, but not the obligation, to sell to the investor, and the investor is obligated to purchase, up to $10.0 million of its common stock over a 36-month period. Purchases under the facility may be made from time to time at our discretion through the delivery of purchase notices, subject to certain conditions, limitations and the terms of the Equity Purchase Agreement. The purchase price for shares sold under the Equity Purchase Agreement will be determined pursuant to a formula based on the market price of our common stock during specified valuation periods. In consideration for the facility, the Company issued 269,229 shares of common stock to the investor as a commitment fee. In connection with the Equity Purchase Agreement, the Company filed a registration statement covering the resale of up to 3,252,404 shares of common stock, consisting of the 3,125,000 shares that may be sold under the facility and the 127,404 commitment shares.

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

Any forward-looking statements are qualified in their entirety by reference to the risk factors discussed throughout this Quarterly Report on Form 10-Q. Some of the risks, uncertainties and assumptions that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include but are not limited to:

●	our history of losses and needs for additional capital to fund our operations and our inability to obtain additional capital on acceptable terms, or at all;

●	risks related to our ability to continue as a going concern;

●	our ability to remain listed on Nasdaq;

●	the new and unproven nature of the measurement technology markets;

●	our ability to achieve customer adoption of our products;

●	our ability to realize the benefits of our acquisitions of Orgad, Naiz, the Percentil production unit and ShoeSize.Me;

●	our ability to enhance our brand and increase market awareness;

●	our ability to introduce new products and continually enhance our product offerings;

●	the success of our strategic relationships with third parties;

●	information technology system failures or breaches of our network security;

●	competition from competitors;

●	our reliance on key members of our management team;

●	current or future litigation;

●	current or future unfavorable economic and market conditions and adverse developments with respect to financial institutions and associated liquidity risk

●	changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements and the impact of such policies on us, our customers and suppliers, and the global economic environment; and

●	the impact of the political and security situation in Israel on our business.

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

References to “U.S. dollars” and “$” are to currency of the United States of America, and references to “NIS” are to New Israeli Shekels. Unless otherwise indicated, U.S. dollar translations of NIS amounts presented in this Quarterly Report on Form 10-Q for six months ended on June 30, 2026 are translated using the rate of NIS 2.978 to $1.00.

All information in this Quarterly Report on Form 10-Q relating to shares or price per share reflects the 1-for-8 reverse stock split effected by us on August 12, 2026 with the shares beginning trading on a post-split basis on the Nasdaq Capital Market on August 13, 2026.

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

Results of Operations

The table below provides our results of operations for the periods indicated.

	Six-Months Ended		Three-Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Revenues	5,464	3,485	3,070	2,006
Cost of revenues	(3,551)	(1,941)	(2,097)	(882)
Gross profit	1,913	1,544	973	1,124
Research and development expenses	(614)	(224)	(375)	(142)
Sales and marketing	(2,025)	(1,087)	(1,135)	(520)
General and administrative	(2,402)	(1,735)	(1,185)	(904)
Impairment of goodwill	-	(144)	-	(144)
Operating loss	(3,128)	(1,646)	(1,722)	(586)
Financial income (expenses), net	(100)	136	(30)	136
Net loss	(3,228)	(1,510)	(1,752)	(450)

Six and Three Months Ended June 30, 2026 Compared to Six and Three Months Ended June 30, 2025

Revenues

Our revenues for the six months ended June 30, 2026 amounted to $5,464,000 compared to $3,485,000 for the six months ended June 30, 2025. The increase in the six months ended June 30, 2026 from the corresponding period is primarily attributable to an increase in fashion e-commerce platform as well as well as the inclusion of revenue generated by ShoeSizeMe and Ten Peacks in the consolidated report.

Our revenues for the three months ended June 30, 2026 amounted to $3,070,000 compared to $2,006,000 for the three months ended June 30, 2025. The increase in the three months ended June 30, 2025 from the corresponding period is primarily attributable to Amazon sales as well as inclusion of revenue generated by ShoeSizeMe and Ten Peacks in the consolidated report.

Cost of Revenues

Our cost of revenues expenses for the six months ended June 30, 2026 amounted to $3,551,000 compared to $1,941,000 for the six months ended June 30, 2025. The increase in comparison with the corresponding period was mainly due to increase in amounts sold in Orgad and Rotrade as well as the inclusion of ShoeSizeMe and Ten peacks in the consolidated report.

Our cost of revenues expenses for the three months ended June 30, 2026 amounted to $2,097,000 compared to $882,000 for the three months ended June 30, 2025. The increase is consistent with the increase in sales in addition to the inclusion of ShoeSizeMe and Ten Peacks in the consolidated report.

Research and Development Expenses

Our research and development expenses for the six months ended June 30, 2026 amounted to $614,000 compared to $224,000 for the six months ended June 30, 2025. The increase from the corresponding period was mainly due to an increase in salaries expenses due to increased headcount and an increase in subcontractor expenses to align with our strategy to invest heavily in innovation.

Our research and development expenses for the three months ended June 30, 2026 amounted to $375,000 compared to $142,000 for the three months ended June 30, 2025. The increase reflects continued investment in product development, AI capabilities and a larger engineering team supporting the expanded platform in Naiz Fit.

Sales and Marketing Expenses

Our sales and marketing expenses for the six months ended June 30, 2026 amounted to $2,025,000 compared to $1,087,000 for the six months ended June 30, 2025. The increase primarily resulted from an increase in Amazon fees due to the increase in sales in Orgad and Rotrade as well as the inclusion of Percentil sales and marketing expenses in the consolidated report.

Our sales and marketing expenses for the three months ended June 30, 2026 amounted to $1,135,000 compared to $520,000 for the three months ended June 30, 2025. The increase primarily resulted from an increase in Amazon fees due to the increase in sales in Orgad and Rotrade as well as the inclusion of Percentil sales and marketing expenses in the consolidated report.

General and Administrative Expenses

Our general and administrative expenses for the six months ended June 30, 2026 amounted to $2,402,000 compared to $1,735,000 for the six months ended June 30, 2025. The increase was attributable to the increased in consulting expenses for investor relations as well as the as the inclusion of ShoeSizeMe and Ten Peacks ‘ general and administrative expenses in the consolidated report.

Our general and administrative expenses for the three months ended June 30, 2026 amounted to $1,185,000 compared to $904,000 for the three months ended June 30, 2025. The increase was attributable to the inclusion of ShoeSizeMe and Ten Peacks ‘ general and administrative expenses in the consolidated report.

Operating Loss

As a result of the foregoing, for the six months ended June 30, 2026, our operating loss was $3,128,000 an increase of $1,482,000, or 90%, compared to our operating loss for the six months ended June 30, 2025 of $1,646,000

As a result of the foregoing, for the three months ended June 30, 2026, our operating loss was $1,722,000 an increase of $1,136,000, or 194%, compared to our operating loss for the three months ended June 30, 2025 of $586,000.

Financial Income (Expenses), Net

Our financial expense for the six months ended June 30, 2026 was $100,000 as compared to the financial income of $136,000 for the six months ended June 30, 2025.

Our financial expense for the three months ended June 30, 2026 was $30,000 as compared to the financial income reported for the three months ended June 30, 2025 of $136,000.

Net Loss

As a result of the foregoing, our net loss for the six months ended June 30, 2026 was $3,228,000, compared to net loss of $1,510,000 for the six months ended June 30, 2025. The increase in net loss was mainly due to the reasons mentioned above.

As a result of the foregoing, our net loss for the three months ended June 30, 2026 was $1,752,000 compared to net loss of $450,000 for the three months ended June 30, 2025. The increase in net loss was mainly due to the reasons mentioned above.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through public and private offerings of debt and equity securities in the State of Israel and in the United States

As of June 30, 2026, we had cash, cash equivalents and restricted cash of $711,000 compared to $2,557,000 of cash, cash equivalents and restricted cash as of December 31, 2025. This decrease primarily resulted from payments that were made to suppliers, resources that were deployed to grow our businesses and payments.

In January 2025, we entered into an At The Market Offering Agreement, or the Offering Agreement with H.C. Wainwright & Co., LLC, as agent, or Wainwright, pursuant to which we may offer and sell, from time to time through Wainwright shares of our common stock having an aggregate offering price of up to $4.1 million. We agreed to pay Wainwright a commission at a fixed rate of 3.0% of the aggregate gross proceeds from each sale of the shares under the Offering Agreement. As of the date hereof, we sold 344,047 shares pursuant to the Offering Agreement for aggregate gross proceeds of approximately $3.9 million.

On August 5, 2026, we entered into an Equity Purchase Agreement with an investor, pursuant to which, subject to the satisfaction of the conditions set forth therein, we have the right, but not the obligation, to sell to the investor, and the investor is obligated to purchase, up to $10.0 million of our common stock over a 36-month period. Purchases under the facility may be made from time to time at our discretion through the delivery of purchase notices, subject to certain conditions, limitations and the terms of the Equity Purchase Agreement. The purchase price for shares sold under the Equity Purchase Agreement will be determined pursuant to a formula based on the market price of our common stock during specified valuation periods. In consideration for the facility, we issued 269,229 shares of common stock to the investor as a commitment fee. In connection with the Equity Purchase Agreement, we filed a registration statement covering the resale of up to 3,252,404 shares of common stock, consisting of the 3,125,000 shares that may be sold under the facility and the 127,404 commitment shares.

Net cash used in operating activities amounted to $2,044,000  for the six months ended June 30, 2026, compared to $2,306,000 for the six months ended June 30, 2025. The reduction in operating cash outflows was primarily driven by favorable working capital movements, including reductions in inventory, accounts receivable, and other receivables and prepaid expenses. These positive changes were partially offset by the payment of outstanding trade payables and an increase in our net loss during the period.

Cash used in investing activities amounted to $47,000 for the six months ended June 30, 2026 compared to $54,000 cash used for the six months ended June 30, 2025. Investing cash outflows in both periods were primarily related to purchase of property and equipment, with the lower cash outflow for the six months ended June 30, 2026 reflecting reduced capital expenditures compared to the prior-year period.

Net cash provided by financing activities was $244,000 for the six months ended June 30, 2026, compared to $1,890,000 for the six months ended June 30, 2025. Cash provided by financing activities during the six months ended June 30, 2026 primarily consisted of $400,000 in loan proceeds and $190,000 of proceeds from the issuance of common shares under ATM, partially offset by $346,000 in loan repayments. The decrease in cash provided by financing activities compared to the prior-year period was primarily attributable to lower proceeds from financing transactions during the current period.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2026 were effective.

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

Shimon Shukron

In July 2024, the Company was served with a legal complaint filed by Shimon Shukron in the Magistrate’s Court in Herzliya (the “Court”) for a monetary award in an amount of NIS 1,895,345 (approximately $636). The plaintiff alleges that due to the fire that broke out at Orgad’s warehouse in January 2023, the fire spread to the plaintiff’s business and caused heavy damage to the structure and contents, inventory of the business and loss of profits. The Company filed its statement of defense in September 2024. At such preliminary stage, the plaintiff did not provide sufficient documents to support his claims regarding the extent of the alleged damage. In June 2025, the Court appointed a third-party appraiser to assess the damages. In August 2026, the Company and Shimon Shukron have entered into an agreement, pursuant to which the Company will pay NIS 425,000 in three monthly payments for all claims made (approximately $143), which agreement was approved by the Court. The total agreed amount has been accrued and recorded as current liabilities in the consolidated balance sheet as of June 30, 2026.

Item 1A. Risk Factors.

Except as set forth below in this Item 1A and the Risk Factors included in our previous filings made with the SEC, there have been no material changes to our risk factors from those disclosed in “Part I. Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2026.

Nasdaq has established certain standards for the continued listing of a security on the Nasdaq Capital Market. The standards for continued listing include, among other things, that the minimum bid price for the listed securities not fall below $1.00 per share for a period of 30 consecutive trading days, that we maintain a minimum of $2,500,000 in shareholders’ equity and that our Market Value of Listed Securities (“MVLS”) not fall below $5.0 million for a period of 30 consecutive trading days, as further discussed below.

We have in the past fallen out of compliance with certain continued listing standards, including the minimum bid price requirement, although we have subsequently been able to regain compliance. No assurance, however, can be given that we will continue to be in compliance with the continued listing requirements of the Nasdaq Capital Market. Failure to meet applicable Nasdaq continued listing standards could result in a delisting of our common stock. A delisting of our common stock from Nasdaq could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors and employees and fewer business development opportunities.

On July 22, 2026, the SEC approved a new Nasdaq continued listing requirement applicable to companies listed on the Nasdaq Stock Market that would require listed companies to maintain a minimum MVLS of at least $5.0 million. Under the approved rule, if a company’s MVLS remains below $5.0 million for 30 consecutive business days, Nasdaq will issue a Staff Delisting Determination and immediately suspend trading in the company’s securities and commence delisting proceedings. Unlike many other Nasdaq continued listing standards, the rule does not provide a compliance or cure period before a delisting determination is issued. Although a company may appeal a delisting determination, the appeal generally does not stay the suspension of trading, and the company’s securities would generally trade on an over-the-counter market during the appeals process. In addition, any exception that may be granted by a Nasdaq Hearings Panel is limited. In particular, the Hearings Panel may grant an exception of up to 180 days only if the company demonstrates that it can satisfy Nasdaq’s applicable initial listing requirements, which are generally more stringent than Nasdaq’s continued listing standards. As a result, companies subject to a delisting determination under the MVLS rule may have fewer opportunities to regain compliance than under other Nasdaq continued listing requirements.

However, on July 29, 2026, the SEC notified Nasdaq that it had received notices of intention to petition for review of the approval order and, pursuant to Rule 431(e) of the SEC’s Rules of Practice, the effectiveness of the approval order was automatically stayed pending further review by the SEC. As a result, the ultimate implementation, timing and scope of the MVLS requirement remain uncertain. As of August 13, 2026, our MVLS was approximately $2.3 million, which is below the $5.0 million threshold contemplated by the rule. Accordingly, if the stay is lifted, the rule becomes effective and we are unable to satisfy the MVLS requirement, our securities would become subject to suspension and delisting from Nasdaq. Any such suspension or delisting could materially reduce the liquidity and market price of our common stock, impair our ability to raise additional capital, reduce investor interest in our securities and adversely affect our business, financial condition and prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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

My Size, Inc.

Date: August 13, 2026	By:	/s/ Ronen Luzon
Ronen Luzon
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2026	By:	/s/ Oren Elmaliah
Oren Elmaliah
Chief Financial Officer
(Principal Financial and Accounting Officer)

